Form 10-Q
period 2005-09-30
EPICEPT CORP
filed 2005-12-27
CIK 1208261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51290
EpiCept Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-1841431

(State or other jurisdiction of	(IRS Employer Id. No.)
incorporation or organization)
270 Sylvan Avenue
Englewood Cliffs, NJ 07632
(Address of principal executive offices)
Registrant’s telephone number, including area code: (201) 894-8980
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of December 27, 2005 the Registrant had outstanding 6,846,985 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
(Unaudited)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$438,927	$1,253,507
Prepaid expenses and other current assets	70,947	47,616

Total current assets	509,874	1,301,123
Property and equipment, net	69,717	109,033
Deferred financing, initial public offering and acquisition costs	963,699	1,197,888
Other assets	16,585	18,748

Total assets	$1,559,875	$2,626,792

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,908,002	$1,622,382
Accrued research contract costs	12,500	162,183
Accrued interest	1,215,134	806,714
Other accrued liabilities	1,116,649	445,714
Warrant liability	143,190	—
Notes and loans payable, current portion	1,445,880	817,260
Deferred revenue, current portion	2,567,065	2,399,679

Total current liabilities	8,408,420	6,253,932
Notes and loans payable	13,508,543	11,572,628
Deferred revenue	5,307,199	6,108,657
Accrued interest	467,083	413,467
Contingent interest	821,890	706,065
Deferred rent	—	13,534

Total long term liabilities	20,104,715	18,814,351

Total liabilities	28,513,135	25,068,283

Commitments and Contingencies

Series B Redeemable Convertible Preferred Stock, $.0001 par value; authorized 3,440,069 shares; issued and outstanding 3,106,736 shares ($9,320,208 liquidation preference plus accrued dividends of $1,850,736 and $1,606,080 in 2005 and 2004, respectively)	6,992,708	6,748,052

Series C Redeemable Convertible Preferred Stock, $0.0001 par value; authorized 12,769,573 shares; issued and outstanding 8,839,573 shares ($26,518,719 liquidation preference plus accrued dividends of $4,418,906 and $3,722,792 in 2005 and 2004)	19,301,876	18,605,762

Warrants	4,583,974	4,583,974

EpiCept Corporation and Subsidiaries
(Unaudited)
Condensed Consolidated Balance Sheets, Continued

	September 30,	December 31,
	2005	2004

Stockholders’ Deficit:
Series A Convertible Preferred stock, $0.0001 par value, 3,422,620 shares authorized, issued and outstanding 3,368,385 shares (liquidation preference of $6,804,138 in 2005 and 2004)	8,225,806	8,225,806
Common stock, $0.0001 par value; 60,000,000 shares authorized, issued 6,846,985 and 6,798,485 in 2005 and 2004	685	680
Additional paid-in capital	150,000	150,000
Deferred stock compensation	—	(24,444)
Accumulated deficit	(65,357,833)	(59,291,948)
Accumulated other comprehensive loss	(775,476)	(1,364,373)
Treasury stock, at cost (50,000 shares)	(75,000)	(75,000)

Total stockholders’ deficit	(57,831,818)	(52,379,279)

Total liabilities and stockholders’ deficit	$1,559,875	$2,626,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
(Unaudited)
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2005	2004
Revenue	$584,971	$362,926

Operating expenses:
General and administrative	835,171	1,466,183
Research and development	445,108	509,166

Total operating expenses	1,280,279	1,975,349

Loss from operations	(695,308)	(1,612,423)

Other income (expense):
Interest income	1,909	35,407
Foreign exchange gain (loss)	3,307	(51,157)
Interest expense	(498,863)	(326,290)
Change in value of warrants and derivatives	739,522	—

Other income (expense), net	245,875	(342,040)

Net loss	(449,433)	(1,954,463)

Deemed dividend and redeemable convertible preferred stock dividends	(313,590)	(317,485)

Loss attributable to common stockholders	$(763,023)	$(2,271,948)

Basic and diluted loss per common share	$(0.11)	$(0.33)

Weighted average common shares outstanding	6,846,985	6,783,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
(Unaudited)
Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2005	2004
Revenue	$1,134,072	$981,083

Operating expenses:
General and administrative	4,589,525	3,148,206
Research and development	1,386,638	1,271,782

Total operating expenses	5,976,163	4,419,988

Loss from operations	(4,842,091)	(3,438,905)

Other income (expense):
Interest income	14,906	36,153
Foreign exchange gain	325,508	125,203
Interest expense	(1,369,011)	(2,284,270)
Changes in value of warrants and derivatives	724,073	—

Other expense, net	(304,524)	(2,122,914)

Net loss	(5,146,615)	(5,561,819)

Deemed dividend and redeemable convertible preferred stock dividends	(940,770)	(1,090,855)

Loss attributable to common stockholders	$(6,087,385)	$(6,652,674)

Basic and diluted loss per common share	$(0.89)	$(0.99)

Weighted average common shares outstanding	6,839,287	6,710,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Epicept Corporation and Subsidiaries
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Deficit
For the Nine Months Ended September 30, 2005
(Unaudited)

	Series B		Series C
	Redeemable		Redeemable			Series A							Accumulated
	Convertible		Convertible			Convertible				Additional	Deferred		Other		Total
	Preferred Stock		Preferred Stock			Preferred Stock		Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Warrants	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Stock	Deficit	Loss
Balance at December 31, 2004	3,106,736	$6,748,052	8,839,573	$18,605,762	$4,583,974	3,368,385	$8,225,806	6,798,485	$680	$150,000	$(24,444)	$(59,291,948)	$(1,364,373)	$(75,000)	$(52,379,279)	—
Exercise of stock options	—	—	—	—	—	—	—	48,500	5	17,545	—	—	—	—	17,550	—
Accretion of preferred stock dividends	—	244,656	—	696,114	—	—	—	—	—	(21,500)	—	(919,270)	—	—	(940,770)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	(2,222)	24,444	—	—	—	22,222	—
Stock-based compensation issued to third parties	—	—	—	—	—	—	—	—	—	6,177	—	—	—	—	6,177	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	588,897	—	588,897	$588,897

Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,146,615)	—	—	(5,146,615)	(5,146,615)

Balance at September 30, 2005	3,106,736	$6,992,708	8,839,573	$19,301,876	$4,583,974	3,368,385	$8,225,806	6,846,985	$685	$150,000	$—	$(65,357,833)	$(775,476)	$(75,000)	$(57,831,818)	$(4,557,718)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
		(As Restated, See Note 10)
Cash flows from operating activities
Net loss	$(5,146,615)	$(5,561,819)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation and amortization	42,301	40,769
Gain on disposal of assets	—	(1,895)
Foreign exchange gain	(325,508)	(125,203)
Stock-based compensation expense	28,399	355,554
Amortization of deferred financing costs	33,956	28,552
Write off of deferred initial public offering costs	1,740,918	—
Amortization of debt discount on loans	301,968	1,316,543
Change in value of warrants and derivatives	(724,073)	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(23,331)	(30,530)
Decrease (increase) in other assets	2,163	(22,390)
(Decrease) increase in accounts payable	(36,649)	762,060
Decrease in accrued research contract costs	(149,683)	(9,204)
Increase in accrued interest — current	408,420	261,938
Increase (decrease) in other accrued liabilities	202,189	(186,356)
Increase in deferred revenue	500,000	—
Recognition of deferred revenue	(1,134,072)	(981,083)
Increase in accrued interest	53,616	51,406
Increase in contingent interest	115,825	109,384
Decrease in other liabilities	(13,534)	(13,533)

Net cash used in operating activities	(4,123,710)	(4,005,807)

Cash flows from investing activities
Purchases of fixed assets	(2,985)	(26,198)
Proceeds from sale of fixed assets	2,104	999

Net cash used in investing activities	(881)	(25,199)

Cash flows from financing activities
Issuance of common stock	17,550	69,038
Proceeds from bridge loans and warrants	4,000,010	—
Repayment of loan	—	(729,340)
Deferred financing costs	(56,454)	—
Deferred initial public offering costs	(693,217)	(267,602)

Net cash provided by (used in) financing activities	3,267,889	(927,904)

Net decrease in cash and cash equivalents	(856,702)	(4,958,910)

Effect of exchange rate changes on cash and cash equivalents	42,122	(22,101)
Cash and cash equivalents at beginning of year	1,253,507	8,007,187

Cash and cash equivalents at end of period	$438,927	$3,026,176

Supplemental disclosure of cash flow information:
Cash paid for interest	$217,502	$654,230
Cash paid for income taxes	$425	$30,631
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend and redeemable convertible preferred stock dividends	$940,770	$1,090,855
Deferred financing, initial public offering costs and acquisition costs	$1,393,775	$445,141
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of topically-delivered prescription pain management therapeutics. The Company has six product candidates in clinical development; three in late-stage development that are ready to enter, or have entered, Phase IIb or Phase III clinical trials, and three that have completed initial Phase II clinical trials. All of the Company’s product candidates target moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. The Company’s product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration (“FDA”) approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain. None of the Company’s product candidates has been approved by the FDA or any comparable agency in another country.
The Company’s late stage product candidates are EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain.
The Company has yet to generate product revenues from any of its product candidates in development. During 2003, the Company entered into two strategic alliances, the first in July 2003 with Adolor Corporation (“Adolor’’) for the development and commercialization of certain products, including LidoPAIN SP in North America, and the second in December 2003 with Endo Pharmaceuticals, Inc. (“Endo’’) for the worldwide commercialization of LidoPAIN BP. The Company received a total of $10.0 million in upfront nonrefundable license fees upon the closing of these license agreements. In September 2005, the Company received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a U.S. Phase II trial of LidoPAIN SP. The Company is eligible to receive an additional $102.0 million in milestone payments under these relationships and, upon receipt of appropriate regulatory approvals, the Company will be entitled to royalties based on net sales of products. There is no assurance that any of these additional milestones will be earned or any royalties paid. The Company’s ability to generate additional revenue in the future will depend on its ability to meet development or regulatory milestones under its existing license agreements that trigger additional payments, to enter into new license agreements for other products or territories, and to receive regulatory approvals for, and successfully commercialize, its product candidates either directly or through commercial partners.
The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with the Company’s dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with the FDA and other governmental regulations and approval requirements, as well as the ability to grow the Company’s business and the need to obtain adequate financing to fund this growth.
On September 6, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Maxim Pharmaceuticals, Inc. (“Maxim”), a Delaware corporation and Magazine Acquisition Corp. (“Magazine”), a wholly-owned subsidiary of EpiCept. Upon closing, EpiCept will account for the merger as an asset acquisition. Under the terms of the Merger Agreement, Magazine will be merged with and into Maxim, with Maxim continuing as the surviving the corporation and as a wholly-owned subsidiary of the Company. Maxim stockholders will receive shares of EpiCept common stock in exchange for the shares of Maxim stock they own, and Maxim warrant holders will receive warrants to purchase shares of EpiCept common stock in exchange for the warrants to purchase Maxim stock they hold. Maxim option holders holding options granted under Maxim’s Amended and Restated 1993 Long Term Incentive Plan (“1993 Plan”), and holding options granted under the other Maxim stock option plans, with an exercise price of $20.00 per share or less, will receive options to purchase shares of EpiCept common stock in exchange for the options to purchase Maxim common stock they hold at the Maxim exercise price divided by the exchange ratio. Maxim has obtained the agreement of each holder of options

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
granted under the 1993 Plan, with an exercise price above $20.00 per share, to the termination of those options immediately prior to the completion of the merger and has agreed to take action under the other plans so that each outstanding Maxim option granted under the other Maxim stock option plans that has an exercise price above $20.00 per share will terminate on or prior to the completion of the merger.
The terms of the Merger Agreement provide for EpiCept to issue shares of its common stock to Maxim stockholders in exchange for all of the outstanding shares of Maxim, with Maxim stockholders receiving 0.194034 of a share of EpiCept common stock (subject to adjustment) for each share of Maxim common stock that they hold. Upon completion of the merger, EpiCept stockholders will retain approximately 72%, and the former Maxim stockholders will own approximately 28% of outstanding shares of EpiCept’s common stock. Based upon the average closing price of Maxim common stock on the two full trading days immediately preceding the public announcement of the merger, the trading day the merger was announced and the two full trading days immediately following such public announcement and the exchange ratio of 0.194034, the transaction values Maxim at approximately $41.0 million. In connection with the private placement of $2.0 million aggregate principal amount of 8% Senior Notes (“November 2005 Senior Notes”) due on October 30, 2006, the exchange ratio of 0.194034 will be adjusted so that the former Maxim stockholders will still own approximately 28% of the combined company after the completion of the merger. Based upon an estimated closing date on or about January 4, 2006, the new exchange ratio will be approximately 0.203969.
The merger has been unanimously approved by the board of directors of both EpiCept and Maxim. EpiCept filed a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) that become effective on November 10, 2005 that included a proxy statement/prospectus and other relevant documents in connection with the proposed merger. Completion of the merger is subject to several conditions, including approval of the transaction by the stockholders of Maxim, and other customary closing conditions. The merger is intended to qualify for income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.
On December 21, 2005, Maxim’s stockholders approved and adopted the Agreement and Plan of Merger between EpiCept and Maxim at the Special Meeting of Stockholders. EpiCept’s stockholders had previously voted to approve the merger agreement and the issuance of the EpiCept common stock to Maxim’s stockholders in the merger.
Reverse Stock Split
On September 5, 2005, the Company’s stockholders approved a one-for-four reverse stock split of its common stock, which is contingent on the merger with Maxim. The reverse stock split would occur immediately prior to the completion of the merger.
2. Basis of Presentation
The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, the Company has incurred an accumulated deficit of $65.4 million as of September 30, 2005 and expects to incur operating losses, potentially greater than losses in prior years, for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company has financed its operations through the proceeds from the sales of common and preferred equity securities, debt, proceeds from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of its New Jersey net operating loss carryforwards.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its product candidates, primarily for clinical trials. Based upon the projected spending levels for the Company, the Company does not currently have adequate cash and cash equivalents to complete the trials and therefore will require additional funding. As a result, the Company intends to monitor its liquidity position and the status of its clinical trials and to continue to actively pursue fund-raising possibilities through the sale of its equity securities or other via alternative sources of cash. If the Company is unsuccessful in its efforts to raise additional funds through the sale of its equity securities or achievement of development milestones, it may be required to significantly reduce or curtail its research and development activities and other operations if its level of cash and cash equivalents falls below pre-determined levels. In November 2005, the Company raised $2.0 million aggregate principal amount of 8% Senior Notes due on October 30, 2006. The Company believes that its existing cash and cash equivalents plus the proceeds of this financing will be sufficient to fund its operations into early 2006.
The Company will require, over the long-term, substantial new funding to pursue development and commercialization of its product candidates and continue its operations. The Company believes that satisfying these capital requirements over the long-term will require successful commercialization of its product candidates. However, it is uncertain whether any products will be approved or will be commercially successful. The amount of the Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.
There can be no assurance that such funding will be available at all or on terms acceptable to the Company. If the Company obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates.
3. Summary of Significant Accounting Policies
Consolidation
The accompanying condensed consolidated financial statements include the accounts of EpiCept Corporation and the Company’s 100%-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Interim Financial Statements
The condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the condensed consolidated statement of preferred stock and stockholders’ deficit for the nine months ended September 20, 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 and related disclosures contained in the accompanying notes are unaudited. The financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of September 30, 2005 and the results of operations and cash flows for the periods ended September 30, 2005 and 2004 have been made. The results for the three or nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2004, included in the Company’s Registration Statement on Form S-4 filed with the SEC, as amended through its effective date of November 10, 2005.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue relating to its collaboration agreements in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF’’) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
The Company’s application of these standards requires subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. The Company evaluates its collaboration agreements to determine units of accounting for revenue recognition purposes. To date, the Company has determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities and, accordingly, do not treat them as a separate element. The Company recognizes revenue from non-refundable, upfront licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method or ratably over the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period. Proportional performance is measured based on costs incurred compared to total estimated costs to be incurred over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The Company periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time.
The Company recognizes milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF Issue No. 00-21; (2) the milestone payment is nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions is not met, the Company recognizes milestones as revenue in accordance with the accounting policy in effect for the respective contract. At the time of a milestone payment receipt, the Company would recognize revenue based upon the portion of the development services that are completed to date and defer the remaining portion and recognize it over the remainder of the development services on the proportional or ratable method, whichever is applicable. Through September 30, 2005, the Company recognized revenue of $0.3 million from a milestone payment of $0.5 million from Adolor. The remaining amount of $0.2 million has been deferred and will be recognized as revenue ratably over the estimated development period of LidoPAIN SP. When payments are specifically tied to a separate earnings process, revenue will be recognized when the specific performance obligation associated with the payment has been satisfied. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements.
Stock-Based Compensation
As permitted by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123’’), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB’’) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25’’), using intrinsic values with appropriate disclosures using the fair value based method.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Pro forma information regarding net loss is required by SFAS 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148’’), and has been determined as if the Company had accounted for its employee stock options under the fair value method. As allowed by SFAS 123 and SFAS 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting for employee stock options described above, and has adopted only the disclosure requirements of SFAS 123. The amount of stock-based compensation expense EpiCept expects to incur in future periods may increase when EpiCept adopts SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R’’), which must be adopted for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123R effective January 1, 2006.
The following table illustrates the effect on earnings as if the Company applied the fair value method of accounting for stock-based employee compensation under SFAS 123:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss as reported	($449,433)	($1,954,463)	($5,146,615)	($5,561,819)
Add: Stock-based employee compensation expense under APB 25 intrinsic value method	—	94,083	22,222	305,250
Deduct: Total stock-based employee compensation expense determined under fair value based method	—	(93,974)	(26,244)	(312,111)

Net loss – pro forma	(449,433)	(1,954,354)	(5,150,637)	(5,568,680)
Warrant deemed dividend and redeemable convertible preferred stock dividends	(313,590)	(317,485)	(940,770)	(1,090,855)

Pro forma loss attributable to common stockholders	($763,023)	($2,271,839)	($6,091,407)	($6,659,535)

Earnings per share:
Basic and diluted — as reported	($0.11)	($0.33)	($0.89)	($0.99)
Basic and diluted — pro forma	($0.11)	($0.33)	($0.89)	($0.99)
The pro forma net loss may not be representative of pro forma net loss in future years because the pro forma results include the impact of previous grants and related vesting, while subsequent years will include additional grants and vesting.
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted in 2004 and the first nine months of 2005.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Loss per Share
Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding excludes shares underlying the Series A convertible preferred stock, the Series B redeemable convertible preferred stock and the Series C redeemable convertible preferred stock (collectively the “Preferred Stock’’), stock options and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares as of September 30, 2005 and December 31, 2004 are summarized as follows:

	2005	2004
Common stock options	1,778,000	1,866,500
Warrants	25,499,999	25,499,999
Series A convertible preferred stock	4,594,286	4,594,286
Series B redeemable preferred stock	3,584,695	3,584,695
Series C redeemable preferred stock	10,199,507	10,199,507

Total shares excluded from calculation	45,656,487	45,744,987

In addition to the table above, at September 30, 2005, a conversion of the Company’s 2002 Convertible Bridge Loans plus accrued interest would result in the issuance of preferred stock convertible into approximately 8.9 million shares of the Company’s common stock.
In addition to the above, at the closing of the proposed merger with Maxim, the principal amount of the 2002 convertible bridge loan (See Note 7) (net of $2.4 million paid to exercise accompanying warrants) will be converted into approximately 1.6 million shares of common stock at a conversion price of $1.50 per share. In addition, accrued interest on the 2002 convertible loan will be converted into common stock at $1.50 per share upon the closing of the proposed merger. In addition, certain investors of the 8% Senior Notes have agreed to convert their Senior Notes (See Note 7) into approximately 4.2 million shares of common stock (pre split) at a conversion price of $0.71. In addition, accrued interest on the convertible loan will be converted at $0.71 per share upon closing.
Deferred Financing, Initial Public Offering and Acquisition Costs:
The Company has deferred acquisition costs related to the proposed merger with Maxim. Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. These costs are capitalized and amortized on a straight-line basis (which approximates the effective interest method) over the life of the applicable financing. As of September 30, 2005 and December 31, 2004, deferred financing, initial public offering and acquisition costs are summarized below:

	2005	2004
Acquisition costs	$884,050	$—
Financing costs	79,649	—
Deferred initial public offering costs	—	1,197,888

Total	$963,699	$1,197,888

Deferred initial public offering costs of $1.7 million were expensed during the second quarter of 2005 following the termination of the Company’s initial public offering in May 2005.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Comprehensive Loss
The Company’s only element of comprehensive loss other than net loss is foreign currency translation adjustments. The following table illustrates the comprehensive loss for the three and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	($449,433)	($1,954,463)	($5,146,615)	($5,561,819)
Other comprehensive income (loss):

Foreign currency translations adjustments	1,949	(52,496)	588,897	44,702

Comprehensive loss	($447,484)	($2,006,959)	($4,557,718)	($5,517,117)

Recent Accounting Pronouncements
In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”, a replacement of APB 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company’s first quarter of fiscal 2006.
In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153’’). SFAS 153 amends Accounting Principles Board (“APB’’) Opinion No. 29 (“APB 29’’), Accounting for Nonmonetary Transactions, which requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged, but which includes certain exceptions to that principle. SFAS 153 eliminates the exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R effective January 1, 2006. As permitted by SFAS 123, EpiCept currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, it generally recognizes no compensation cost for employee stock options. The adoption of SFAS 123R’s fair value method is expected to have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s assets, liabilities and stockholders’ deficit.
5. License Agreements
Adolor Corporation
In July 2003, the Company entered into a license agreement with Adolor under which it granted Adolor the exclusive right to commercialize a sterile topical patch containing an analgesic alone or, in combination, including without limitation, LidoPAIN SP throughout North America. Upon the execution of the Adolor

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
agreement, the Company received a non-refundable payment of $2.5 million, which has been deferred and is being recognized as revenue ratably over the estimated product development period. In September 2005, the Company received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a U.S. Phase II trial of LidoPAIN SP. Under the Adolor agreement, Adolor is obligated to pay the Company additional non-refundable amounts of up to $14.5 million upon the achievement of various milestones relating to product development and regulatory approval, and is also obligated to pay royalties to the Company based on the net sales of licensed products in North America on a country-by-country basis until the last patent covering the licensed product expires or the tenth anniversary of the first commercial sale of licensed product, whichever is later. Adolor is also obligated to pay the Company a one-time bonus payment of up to $5.0 million upon the achievement of specified net sales milestones of licensed product. The future amount of milestone payments the Company is eligible to receive from Adolor is $19.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
Endo Pharmaceuticals Inc.
In December 2003, the Company entered into a license agreement with Endo under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method, and the Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm, Endo’s own back pain product candidate, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm, Endo’s chronic lower back pain product candidate, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	September, 30,	December 31,
	2005	2004
Accrued professional fees	$882,165	$314,941
Income taxes	—	34,649
Other	234,484	96,094

Total	$1,116,649	$445,714

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
7. Notes, Loans and Financing
The Company is a party to several loan agreements, the amounts of which are as follows:

	September, 30	December 31,
	2005	2004
Ten-year, non-amortizing loan due December 31, 2007	$1,848,167	$2,089,292
Ten-year, non-amortizing convertible loan due December 31, 2007	2,464,223	2,785,723
Term loan due June 30, 2007	2,357,338	2,664,873
Convertible bridge loans due October 30, 2006	4,850,000	4,850,000
Senior Notes due October 30, 2006 (A)	4,000,000	—

Total notes and loans payable, before debt discount	15,519,728	12,389,888
Less: Debt discounts	565,305	—

Total notes and loans payable	14,954,423	12,389,888
Less: Notes and loans payable, current portion	1,445,880	817,260

Notes and loans payable, long-term	$13,508,543	$11,572,628

(A)	On March 3, 2005, the Company completed a private placement of $4.0 million aggregate principal amount of 8% Senior Notes with a group of investors including several of its existing stockholders. The Senior Notes mature on October 30, 2006. The Company is required to repurchase the Senior Notes upon the completion of either a public offering of debt or equity securities or sale of the Company (as defined in the terms of the Note Purchase Agreement). If the Company fails to consummate an initial public offering and thereafter consummates a debt or equity financing with gross proceeds to the Company of at least $15,000,000 (a “Qualifying Financing”), then, simultaneously with the closing of such Qualifying Financing, the outstanding principal and accrued interest on the Senior Note shall, at the holder’s option, be converted into the number of securities determined by dividing the principal amount, plus accrued interest, outstanding at the conversion date by the purchase or issue price of the securities sold or issued in the Qualifying Financing. Each of the purchasers also purchased stock purchase warrants exercisable into an amount of shares of preferred stock or common stock equal to 35% of the principal amount of such purchaser’s Senior Notes divided by the conversion price per share of next round preferred or common stock. The exercise price for the warrants will be the amount per share the Senior Notes are converted into next round preferred stock or 75% of the initial public offering price of EpiCept’s common stock. If a common stock Qualifying Financing has occurred, the exercise price will be the amount per share the Senior Notes are converted into common stock. The warrants are exercisable by the purchaser at any time before the earliest to occur of (a) March 3, 2008 or (b) a merger, consolidation, or sale of the Company, certain change of control events, or liquidation of the Company. If the Company’s initial public offering has not been consummated by March 3, 2006, the expiration date of the warrants will be extended until March 3, 2009. The warrants meet the requirements of and are being accounted for as a liability in accordance with Emerging Issue Task Force 00-19 “Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The number and price of the warrant shares will be determined by the price of the common stock issued in an initial public offering or the next Qualifying Financing transaction. The Company calculated the value of the warrants at the date of the transaction at approximately $0.9 million. The fair value of the warrants was determined utilizing the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 3.76%, volatility of 90% and an expected life of three years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. At September 30, 2005, fair value of the warrants was $0.1 million. For the three and nine months ended September 30, 2005, the Company recognized the change in the value of warrants and derivatives of approximately $0.7 million, respectively, as a gain on the statement of operations.
The Company allocated the $4.0 million in gross proceeds between the Senior Notes and the warrants based on their fair values. The Company recorded approximately $0.8 million of debt discount and through September 30, 2005 recorded amortization of approximately $0.3 million. The Company is reporting the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The discount is being accreted over the life of the outstanding Senior Notes. APB 21 also requires the Company to allocate the issuance costs totaling $0.1 million between the Senior Notes and the transaction warrants. The issuance costs allocated to the Senior Notes are being deferred and amortized to interest expense over the life of the Senior Notes. The Company amortized issuance costs of $34,000 for the nine months ended September 30, 2005 of which approximately $15,000 was recognized for the three months ended September 30, 2005. For the three and nine months ended September 30, 2005 the Company recognized approximately $0.1 million and $0.3 million of non-cash interest expense related to the accretion of the debt discount. The Senior Notes included an embedded derivative under SFAS 133 “Accounting for Derivatives and Hedging Activities” related to the prepayment option. At the time of the financing, SFAS 133 required the Company to value the embedded derivative at fair market value, which approximated $0.1 million. At September 30, 2005, the embedded derivative had a nominal value. The value of the derivative is marked to market each reporting period as a derivative gain or loss until the Senior Notes are repaid.
On August 26, 2005, in connection with the proposed merger (See Note 1), the Company amended the Senior Notes with four, which are existing stockholders, of the six investors (cumulatively the “Non Sanders Investors”). Upon the completion of the proposed merger, the Non Sanders Investors will convert their Senior Notes into approximately 4.2 million shares of common stock at a conversion price of $0.71 which is expected to be less than fair market value. In addition, accrued interest on the Senior Notes held by the Non Sanders Investors will be converted at $0.71 per share upon closing. Upon completion of the proposed merger, the Non Sanders Investors will forfeit their stock purchase warrants. The amendment to the Senior Notes is expected to result in a contingent beneficial conversion feature (“BCF”). Since the mandatory conversion of the Senior Notes is contingent upon the closing of the proposed merger, which is outside the Company’s control, the BCF has been measured as of the modification date at $2.4 million and would be recognized upon the closing of the merger. No accounting is required at the modification date in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The completion of the proposed merger is dependent on an affirmative vote of Maxim’s shareholders and other customary closing conditions. If the proposed merger is not consummated, the original terms of the Senior Notes will continue.
The stock purchase warrants held by the remaining two investors (“Sanders Investors”) have been amended to provide that they will expire at the effective time of the merger and that immediately prior to the effective time the stock purchase warrants will be automatically exercised for 88,384 shares of common stock at an exercise price of $0.99. If the merger is not consummated, the original terms of the Senior Notes and warrants will continue except that the expiration date of the warrants held by the Sanders Investors will be October 30, 2006.
8. Common Stock Transactions
During 2005, 48,500 shares of common stock were issued from the exercise of stock options resulting in proceeds of $17,550.
During the first nine months of 2004, 195,126 shares of common stock were issued from the exercise of stock options resulting in proceeds of $69,038.
2005 Equity Incentive Plan
EpiCept’s board of directors adopted and approved the 2005 Equity Incentive Plan on September 5, 2005. EpiCept’s Equity Incentive Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
A total of 4,000,000 post-split shares (See Note 1) of EpiCept’s common stock are reserved for issuance pursuant to the Equity Incentive Plan, of which no options are issued or outstanding as of September 30, 2005. The Equity Incentive Plan will become effective at the effective time of the proposed merger (See Note 1). No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. EpiCept’s board of directors has approved grants of ten year options to purchase approximately 1.7 million shares of common stock with an exercise price equal to the closing price of the common stock on first day the Company’s common stock is listed on the first day following the completion of the merger. Such grants are contingent upon completion of the proposed merger (See Note 1).
2005 Employee Stock Purchase Plan
EpiCept’s board of directors adopted the 2005 Employee Stock Purchase Plan on September 1, 2005, subject to stockholder approval. The Employee Stock Purchase Plan will become effective upon the completion of the proposed merger (See Note 1) and stockholder approval and a total of 500,000 shares of common stock will be made available for sale.
9. Segment Information
The Company operates as one business segment. The Company maintains development operations in the United States and Germany.
Geographic information for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss
United States	$349,332	$1,657,877	$4,464,872	$4,873,767
Germany	100,101	296,586	681,743	688,052

	$449,433	$1,954,463	$5,146,615	$5,561,819

Geographic information as of September 30, 2005 and 2004 are as follows:

	2005	2004
Total Assets
United States	$1,479,246	$3,724,654
Germany	80,629	214,631

	$1,559,875	$3,939,285

Long Lived Assets, net
United States	$59,507	$84,993
Germany	26,795	29,602

	$86,302	$114,595

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
10. Restatement
Subsequent to the issuance of the Company’s September 30, 2004 consolidated financial statements, the Company determined that the deferred initial public offering costs that had not been paid represented a non-cash financing activity that should not have been included in cash flows from financing activities in the consolidated cash flows for the nine months ended September 30, 2004. As a result, the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2004 has been restated to remove accrued deferred initial public offering costs from cash flows from financing activities and present them separately as a non-cash financing activity.
A summary of the significant effects of the restatement is as follows:

	As Previously
	Reported	As Restated
Consolidated Statement of Cash Flows Information For the nine months ended September 30, 2004:
Net cash used in operating activities	$(3,560,666)	$(4,005,807)
Net cash used in financing activities	$(1,373,045)	$(927,904)
Non-cash investing and financing activities — deferred financing, initial public offering costs and acquisition costs	$—	$445,141
11. Subsequent Event
On November 15, 2005, the Company completed a private placement of $2.0 million aggregate principal amount of 8% Senior Notes due on October 30, 2006 with a group of existing shareholders. Upon the closing of the proposed merger with Maxim (See Note 1), the Senior Notes will convert into approximately 2.8 million shares of common stock at a conversion price of $0.71 per share. In addition, accrued interest on the Senior Notes will be converted into common stock at $0.71 per share upon closing of the proposed merger. Upon issuance of the Senior Notes, the Company calculated a BCF of approximately $2.0 million. This amount will be recognized at the closing of the proposed merger as the mandatory conversion feature of the Senior Notes is contingent upon closing of the merger. As a result of the issuance of the Senior Notes in November 2005, the exchange ratio of 0.194034 will be adjusted upward so that the former Maxim stockholders will still own approximately 28% of the combined company after the completion of the proposed merger.
On November 15, 2005, the stockholders approved the filing of a Certificate of Amendment to EpiCept’s Certificate of Incorporation in order to modify the anti-dilution adjustments contained therein relating to the Company’s outstanding Series A convertible preferred stock, Series B convertible redeemable preferred stock and Series C convertible redeemable preferred stock. The amendment provides that the anti-dilution adjustments will exclude the effects of the issuance by the Company of convertible notes in March and November 2005.
On December 21, 2005, Maxim’s stockholders approved and adopted the Agreement and Plan of Merger between EpiCept and Maxim at the Special Meeting of Stockholders. EpiCept expects to close the merger transaction on or about January 4, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on our current expectations and projections of future events. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in EpiCept’s filings with the Securities and Exchange Commission could affect such results.
As discussed in Note 10 to the condensed consolidated financial statements, the Company’s 2004 condensed consolidated statement of cash flows has been restated. This discussion and analysis of financial condition and results of operations gives effect to that restatement.
Overview
We are a specialty pharmaceutical company focused on the development and commercialization of topically delivered prescription pain management therapeutics. We have six product candidates in clinical development; three in late-stage development that are ready to enter, or have entered, Phase IIb or Phase III clinical trials, and three that have completed initial Phase II clinical trials. All of our product candidates target moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. Our product candidates utilize proprietary formulations and several topical delivery technologies to administer FDA-approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain.
Our late stage product candidates are:
•	EpiCept NP-1, a prescription topical analgesic cream designed to provide effective, long-term relief from the pain of peripheral neuropathies;

•	LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and

•	LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain.
Our objective is to address unmet medical needs in pain management by developing a broad portfolio of topically-delivered prescription analgesics for the treatment of moderate-to-severe pain where existing treatments are ineffective or cause significant adverse side effects. We have a strategy consisting of three key elements to achieve our objective:
•	focus our development efforts on topically-delivered analgesics targeting peripheral nerve receptors;

•	focus our development efforts on FDA-approved drugs; and

•	opportunistically enter into development and commercialization alliances for our products.
None of our product candidates has been approved by the FDA or any comparable foreign agencies. The Company has not generated revenue from product sales. During 2003, the Company entered into two agreements, the first in July with Adolor for the development and commercialization of certain products, including LidoPAIN SP in North America, and the second in December with Endo for the worldwide commercialization of certain products, including LidoPAIN BP.
We received a total of $10.0 million in upfront license fees upon the closing of these license agreements. In September 2005, the Company received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a U.S. Phase II trial of LidoPAIN SP. Under these relationships, EpiCept is eligible to receive an additional $102.0 million in milestone payments and, upon receipt of appropriate regulatory approvals, royalties based on net sales of products. There is no assurance that any of these milestones will be earned or any royalties paid. Our ability to generate additional revenue in the future will depend on our ability to meet development or regulatory milestones under our existing license agreements that trigger additional payments to us, to enter into new license agreements for other products or territories and to receive regulatory approvals for, and successfully commercialize, our product candidates either directly or through commercial partners.
Since our inception we have has incurred significant net losses each year in funding the research, development and clinical testing of our drug candidates. Our net loss for the quarter ended September 30, 2005 was $0.4 million, and as of September 30, 2005, we had an accumulated deficit of $65.4 million. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur increasing expenses over the next several years as we:
•	continue to conduct clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, and commercialize our product candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies or expand the use of our technologies;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.
Our operations to date have been funded principally through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carry forwards. We have a 100%-owned subsidiary, EpiCept GmbH, based in Munich, Germany, which is engaged in research and development activities on our behalf. Historically, a significant amount of our debt was denominated in euros.
Pending Acquisition
On September 6, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Maxim Pharmaceuticals, Inc. (“Maxim”), a Delaware corporation and Magazine Acquisition Corp. (“Magazine”), a wholly-owned subsidiary of EpiCept. EpiCept will account for the merger as an asset acquisition. Under the terms of the Merger Agreement, Magazine will be merged with and into Maxim, with Maxim continuing as the surviving corporation and as a wholly-owned subsidiary of EpiCept. Maxim stockholders will receive shares of EpiCept common stock in exchange for the shares of Maxim stock they own, and Maxim warrant holders will receive warrants to purchase shares of EpiCept common stock in exchange for the warrants to purchase Maxim stock they hold. Maxim option holders holding options granted under Maxim’s Amended and Restated 1993 Long Term Incentive Plan, and holding options granted under the other Maxim stock option plans, with an exercise price of $20.00 per share or less, will receive options to purchase shares of EpiCept common stock in exchange for the options to purchase Maxim common stock they hold at the Maxim exercise price divided by the exchange ratio. Maxim has obtained the agreement of each holder of options granted under the 1993 Plan, with an exercise price above $20.00 per share, to the termination of those options immediately prior to the completion of the merger and will take action under the other plans so that each outstanding Maxim option granted under the other Maxim stock option plans that has an exercise price above $20.00 per share will terminate on or prior to the completion of the merger.

The terms of the Merger Agreement provide for EpiCept to issue shares of its common stock to Maxim stockholders in exchange for all of the outstanding shares of Maxim, with Maxim stockholders receiving 0.194034 of a share of EpiCept common stock for each share of Maxim common stock that they hold. Upon completion of the proposed merger, EpiCept stockholders will retain approximately 72%, and the former Maxim stockholders will own approximately 28%, of outstanding shares of EpiCept’s common stock. Based upon the average closing price of Maxim common stock on the two full trading days immediately preceding the public announcement of the merger, the trading day the merger was announced and the two full trading days immediately following such public announcement and the exchange ratio of 0.194034, the transaction values Maxim at approximately $41 million. In connection with the private placement of $2.0 million aggregate principal amount of 8% November 2005 Senior Notes due on October 30, 2006 that automatically convert into common stock upon the closing of the merger, the exchange ratio of 0.194034 will be adjusted so that the former Maxim stockholder will still own approximately 28% of the combined company after the completion of the merger per the terms of the Merger Agreement. Based upon an estimated closing date on or about January 4, 2006, the new exchange ratio will be approximately 0.203969.
The proposed merger has been unanimously approved by the board of directors of both EpiCept and Maxim. EpiCept filed a registration statement on Form S-4 with the SEC on November 9, 2005 that includes a proxy statement/prospectus and other relevant documents in connection with the proposed merger. Completion of the merger is subject to several conditions, including approval of the transaction by the stockholders of Maxim that was approved on December 21, 2005, and other customary closing conditions. The transaction is expected to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.
In connection with the proposed merger, the mandatory exercise of certain stock purchase warrants will trigger anti-dilution adjustments upon the conversion of the Company’s preferred stock. A beneficial conversion features (“BCF”) resulting from the anti-dilution adjustments will be calculated upon the closing of the proposed merger and charged to interest expense (See Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements in the registration statement on Form S-4 filed with the SEC on November 9, 2005.)
Results of Operations
Three Months Ended September 30, 2005 and 2004
Revenues
During the three months ended September 30, 2005 and 2004, the Company recognized deferred revenue of approximately $585,000 and $363,000, respectively, from the upfront licensing fees and milestone payments received from Adolor and Endo. In July 2003, we entered into a license agreement with Adolor relating to certain products, including LidoPAIN SP, which resulted in our receipt of a $2.5 million payment upon signing. In September 2005, the Company received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a U.S. Phase II trial of LidoPAIN SP. Of this payment, $0.3 million was recognized as revenue upon receipt based on the portion of development service already completed and the balance has been deferred and will be recognized as revenue on a straight-line basis over the estimated development period of LidoPAIN SP. In December 2003, we signed a license agreement with Endo, which resulted in our receipt of a $7.5 million payment upon signing. This payment has also been deferred and is being recognized as revenue on the proportional performance method. During the three months ended September 30, 2005 and 2004, the Company recognized revenue from Endo of $0.1 million and $0.2 million, respectively.

Operating Expenses
Total operating expenses decreased by $0.7 million, or 35%, from $2.0 million for the three months ended September 30, 2004 to $1.3 million for the three months ended September 30, 2005. Lower professional fees were recorded for the nine months ended September 30, 2005 because during the third quarter of 2004 the Company incurred higher fees as the Company was exploring the possibility of being a public entity. In addition, amortization of stock-based compensation and manufacturing and pre-clinical expenses declined in the third quarter of 2005 compared to the third quarter of 2004. Salaries and benefits increased by 11% due to the hiring of additional staff in order for the Company to meet its reporting obligations as a public company.
General and administrative expense
General and administrative expense decreased by 43% or $0.6 million from $1.5 million for the three months ended September 30, 2004 to $0.8 million for the three months ended September 30, 2005. The majority of the decrease was due to lower professional fees, stock based compensation expense and consulting fees, which decreased by $0.5 million, $89,000 and $57,000 respectively in the third quarter 2005 compared to the third quarter 2004. In the third quarter of 2004, EpiCept recorded higher professional fees as the Company was preparing for its initial public offering, which was withdrawn in May 2005. These reduced expenses were partially offset by an increase in salaries and benefits and insurance by $81,000 and $25,000, respectively, for the three months ended September 30, 2005.
Research and development expense
Research and development expense decreased by 13%, or $64,000, from $0.5 million for the three months ended September 30, 2004 to $0.4 million for the three months ended September 30, 2005. The decrease in research and development expense was due to decreased preclinical testing costs, stock-based compensation and travel expenses of $72,000, $53,000, and $4,000, respectively, in the third quarter of 2005 compared to the same period in 2004.
EpiCept is responsible for all of the research and development costs related to EpiCept NP-1 and LidoPAIN BP and for continuing and completing our European Phase III clinical trial for LidoPAIN SP that we anticipate will be used to support an application for marketing approval in Europe. As we commence more extensive development activities, including Phase III clinical trials and commercial scale-up, we expect research and development expense to increase substantially.
For the three months ended September 30, 2005, and 2004, we incurred the following research and development expenses:

	2005	2004
	Dollars in thousands
Direct Expenses
EpiCept NP-1	$117	$186
LidoPAIN SP	79	26
LidoPAIN BP	4	24
Other Projects	12	6

Total Direct Expenses	212	242

Indirect Expenses
Staffing	213	215
Other Indirect	20	52

Total Indirect Expenses	233	267

Total Research & Development	$445	$509

Direct expenses consist primarily of fees paid to vendors and consultants for services related to preclinical product development, clinical trials, and manufacturing of the respective products. EpiCept generally maintains few fixed commitments; therefore, we have flexibility with respect to the timing and magnitude of a significant portion of our direct expenses. Indirect expenses are those expenses EpiCept incurs that are not allocated by project, which consist primarily of the salaries and benefits of EpiCept’s research and development staff.
EpiCept expects that a large percentage of our future research and development expenses will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. EpiCept tests our product candidates in numerous preclinical studies for toxicology, safety and efficacy. EpiCept then conducts early stage clinical trials for each drug candidate. As EpiCept obtains results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials may take several years but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:
•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the duration of follow-up with the patient;

•	the product candidate’s phase of development; and

•	the efficacy and safety profile of the product.
Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.
None of our drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that EpiCept’s and its collaborators’ clinical data establishes the safety and efficacy of EpiCept’s drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under EpiCept control. EpiCept cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect EpiCept’s development plan or capital requirements.
Other income (expense)
Other income (expense), net, increased by $0.6 million to income of $0.2 million for the three months ended September 30, 2005 from an expense of $0.3 million for the three months ended September 30, 2004. As a result of the issuance of the Senior Notes in March 2005, interest expense increased by $0.2 million for the three months ended September 30, 2005 compared to the for the three months ended September 30, 2004. Other income (expense) for the three months ended September 30, 2005 includes a warrant derivative gain of $0.7 million related to the March 2005 Senior Notes, representing the change in fair value of the stock purchase warrants. The change in fair value was a result of the proposed merger with Maxim and potential changes with the warrant terms in connection with the merger. The Company also benefited in the third quarter of 2005 from a stronger U.S. dollar against the euro as compared to the same period in 2004. As a result of the higher exchange rate on inter-company borrowings, the Company recorded a foreign currency gain of $3,000 in the third quarter of 2005 as compared to a loss of $51,000 in the third quarter of 2004.

Deemed Dividend and Redeemable Convertible Preferred Stock Dividends
Accreted redeemable convertible preferred stock dividends of $313,590 and $317,485 related to our Series B and C redeemable convertible preferred stock were recorded in the third quarters of 2005 and 2004, respectively.
Nine Months Ended September 30, 2005 and 2004
Revenues
During the nine months ended September 30, 2005 and 2004, the Company recognized revenue of approximately $1.1 million and $1.0 million, respectively from the upfront licensing fees and milestone payments received from Adolor and Endo that are being recognized over the development periods of the respective products. In September 2005, the Company received a milestone payment of $0.5 million from Adolor. Of this payment, $0.3 million was recognized as revenue upon receipt based on the portion of development services already completed and the balance has been deferred and will be recognized as revenue on a straight-line basis over the estimated development period of LidoPAIN SP. The remaining amount of $0.2 million has been deferred and will be recognized as revenue ratably over the estimated development period of LidoPAIN SP.
Operating expenses
Total operating expenses increased by $1.6 million, or 35%, to $6.0 million for the nine months ended September 30, 2005 from $4.4 million for the nine months ended September 30, 2004. In May 2005, the Company withdrew its initial public offering and, accordingly, expensed those costs relating to its preparation totaling $1.7 million. Salaries and benefits increased due to salary increases and the hiring of additional staff in order for the Company to meet its reporting obligations as a public company. The Company commenced a Phase III clinical trial of LidoPAIN SP in Europe during the fourth quarter of 2004. These increased expenses were partially offset by a decrease in the amortization of stock-based compensation for options granted to employees and professional fees.
General and administrative expense
General and administrative expense increased by 46% or $1.4 million to $4.6 million for the nine months ended September 30, 2005 from $3.1 million for the nine months ended September 30, 2004. The increase is due primarily to the write-off of $1.7 million of deferred initial public offering costs due to the withdrawn initial public offering, and a $0.3 million increase in salaries and benefits for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in salaries and benefits is attributable to the hiring of additional personnel including a chief financial officer, bonus payments and staff salary increases. These increased expenses were partially offset by a decrease in the amortization of stock based compensation for options granted to employees and professional fees by $261,000 and $128,000, respectively for the nine months ended September 30, 2005.
Research and development expense
Research and development expense increased by 9%, or $0.1 million, to $1.4 million for the nine months ended September 30, 2005 from $1.3 million for the nine months ended September 30, 2004. The majority of the increase in research and development expense was due to increased clinical trial and manufacturing expenses of $305,000 and $55,000, respectively, partially offset by lower amortization of stock-based compensation, consulting fees and travel expense of $66,000, $66,000 and $34,000, respectively, for the nine months ended September 30, 2005 compared to the same period in 2004. Primary research and development activity during the nine months of 2005 included costs associated with the Phase III clinical trial of LidoPAIN SP in Germany which was initiated in the fourth quarter of 2004 and ongoing work with respect to the design of pivotal clinical trials for EpiCept NP-1 and LidoPAIN BP.

EpiCept is responsible for all of the research and development costs related to EpiCept NP-1 and LidoPAIN BP and for continuing and completing our European Phase III clinical trial for LidoPAIN SP that we anticipate will be used to support an application for marketing approval in Europe. As we commence more extensive development activities, including Phase III clinical trials and commercial scale-up, we expect research and development expense to increase substantially.
For the nine months ended September 30, 2005, and 2004, we incurred the following research and development expenses:

	2005	2004
	Dollars in thousands
Direct Expenses
EpiCept NP-1	$143	$260
LidoPAIN SP	503	139
LidoPAIN BP	4	31
Other Projects	31	30

Total Direct Expenses	681	460

Indirect Expenses
Staffing	639	629
Other Indirect	67	183

Total Indirect Expenses	706	812

Total Research & Development	$1,387	$1,272

The total direct expenses since inception through September 30, 2005 and 2004 for EpiCept’s major research and development projects were as follows:

	2005	2004
	Dollars in millions
Direct Expenses
EpiCept NP-1	$4.4	$4.2
LidoPAIN SP	2.7	2.0
LidoPAIN BP	2.0	2.0

Total Direct Expenses	$9.1	$8.2

Other expense
Other expense, net, decreased $1.8 million, from $2.1 million for the nine months ended September 30, 2004 to $0.3 million for the nine months ended September 30, 2005. Interest expense decreased by $1.3 million for the nine months ended September 30, 2005 as a result of the discounts associated with the 2002 and 2003 convertible bridge loans becoming fully amortized during the third quarter 2004. Interest expense associated with the Senior Notes issued in March 2005 totaled $0.5 million for the nine months ended September 30, 2005. The Company recorded a derivative gain of $0.8 million for the nine months ended September 30, 2005, representing the change in fair value of the stock purchase warrants issued in connection with the March 2005 Senior Notes. The change in fair value was a result of the withdrawal of the Company’s initial public offering, the proposed merger with Maxim and potential changes with the warrant terms in connection with the merger.
Deemed Dividend and Redeemable Convertible Preferred Stock Dividends
Accreted redeemable convertible preferred stock dividends of $0.9 million and $1.0 million related to our Series B and C redeemable convertible preferred stock was recorded in the nine months ended 2005 and 2004, respectively. In addition, EpiCept recorded a beneficial conversion charge of $0.2 million in 2004 related to the exercise of warrants into Series A Convertible Preferred Stock. A total of 74,259 warrants were exercised via a net share issuance of 53,225 shares of Series A Convertible Preferred Stock.

License Agreements
In December 2003, the Company entered into a license agreement with Endo under which EpiCept granted Endo (and its affiliates) the exclusive (including as to EpiCept and its affiliates) worldwide right to commercialize LidoPAIN BP. EpiCept also granted Endo worldwide rights to certain of EpiCept’s other patents used by Endo in the development of certain Endo products, including Lidoderm, Endo’s topical lidocaine-containing patch, for the treatment of chronic lower back pain. EpiCept remains responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. Upon the execution of the Endo agreement, EpiCept received a payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method, and EpiCept may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both EpiCept’s LidoPAIN BP product candidate and Endo’s own back pain product candidate, so long as, in the case of Endo’s product candidate, our patents provide protection thereof. As of September 30, 2005, the Company has recorded inception to date revenue related to this license agreement in the amount of $0.7 million of which $0.3 million was recorded as revenue during 2005. EpiCept may also receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents of the LidoPAIN BP product candidate are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. EpiCept is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones of covered Endo products, including Lidoderm, Endo’s chronic lower back pain product candidate, so long as our patents provide protection thereof. The total amount of upfront and milestone payments EpiCept is eligible to receive under the Endo agreement is $90.0 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
In July 2003, EpiCept entered into a license agreement with Adolor under which we granted Adolor the exclusive right to commercialize, among other products, LidoPAIN SP throughout North America. Upon the execution of the Adolor agreement, we received a payment of $2.5 million, which has been deferred and is being recognized as revenue ratably over the estimated development period of LidoPAIN SP. In September 2005, the Company received a milestone payment $0.5 million from Adolor in connection with Adolor’s initiation of a U.S. Phase II trial of LidoPAIN SP of which $0.3 million was recognized as revenue during the third quarter and the balance will be deferred and recognized over the estimated development period. As of September 30, 2005, the Company has recorded inception to date revenue related to this license agreement in the amount of $1.9 million from upfront and milestone payments received from Adolor, of which $0.8 million was recorded as revenue for the nine months ended September 30, 2005. The agreement requires Adolor to pay us up to an additional $19.5 million upon reaching certain development, regulatory and commercial milestones and a royalty on sales of licensed products, including LidoPAIN SP. There is no certainty that any of these additional milestones will be achieved or any royalty earned.
Liquidity and Capital Resources
The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses. To date, EpiCept has not generated any meaningful revenues from the sale of products and we do not expect to generate any such revenues for a number of years, if at all. As a result, EpiCept has incurred an accumulated deficit of $65.4 million as of September 30, 2005, and the Company expects to incur operating losses, potentially greater than losses in prior years, for a number of years in the future. EpiCept’s recurring losses from operations and EpiCept’s stockholders’ deficit raise substantial doubt about EpiCept’s ability to continue as a going concern and as a result EpiCept’s independent registered public accounting firm included an explanatory paragraph in its report on EpiCept’s condensed consolidated financial statements for the year ended December 31, 2004 with respect to this uncertainty. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since EpiCept’s inception through September 30, 2005, the Company has financed its operations through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards. In November, 2005 EpiCept completed a private placement of $2.0 million aggregate principal amount of 8% Senior Notes due on October 30, 2006.
The following table describes the Company’s liquidity and financial position on September 30, 2005, and December 31, 2004.

	September 30,	December 31,
	2005	2004
Working capital deficit	$7,898,546	$4,952,809
Cash and cash equivalents	$438,927	$1,253,507
Notes and loans payable, current portion	$1,445,880	$817,260
Notes and loans payable, long term portion	$13,508,543	$11,572,628
Working capital
As of September 30, 2005, the Company had working capital deficit of $7.9 million consisting of current assets of $0.5 million and current liabilities of $8.4 million. This represents an increase of approximately $2.9 million from its working capital deficit of $5.0 million on current assets of $1.3 million and current liabilities of $6.3 million as of December 31, 2004. The Company used its existing working capital and the March 2005 financing to fund its operating loss for the nine months ended September 30, 2005.
Cash
At September 30, 2005, cash and cash equivalents totaled $0.4 million. At December 31, 2004, cash and cash equivalents totaled $1.25 million. This net decrease in cash of approximately $0.8 million was principally due to the payment of $749,671 of deferred financing and initial public offering costs and cash used in the Company’s operations offset by cash raised through the March 2005 private placement of $4.0 million 8% Senior Notes.
Current and future liquidity position
EpiCept believes that our existing cash resources, cash available upon completion of the proposed merger, future payments from EpiCept’s strategic partners, future sales of our New Jersey net operating loss carry forwards and interest earned on cash balances and investments will be sufficient to meet EpiCept’s projected operating requirements through the third quarter of 2006. EpiCept may raise additional funds in the future through public or private financings, strategic relationships or other arrangements.
EpiCept’s future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	progress in EpiCept’s research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	its ability to establish and maintain additional collaborative arrangements;

•	the resources, time and costs required to successfully initiate and complete our preclinical and clinical trials, obtain regulatory approvals, protect our intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
If, at any time, EpiCept’s prospects for financing its clinical development programs decline, EpiCept may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of development of one or more product candidates. Alternatively, EpiCept might raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and increased interest expense. Similarly, financing obtained through future co-development arrangements may require EpiCept to forego certain commercial rights to future drug candidates. EpiCept’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy.
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2005 was $4.1 million. Net cash flows from operating activities were reduced by $1.1 million to account for the portion of the Adolor and Endo deferred revenue recognized as revenue. Foreign exchange gains of $0.3 million were recorded due to changes in the exchange rate between the U.S. dollar and the euro. EpiCept wrote off $1.7 million in deferred initial public offering costs in the second quarter 2005 upon the withdrawal of its initial public offering. Net cash used in operating activities for the nine months ended September 30, 2004 was $4.0 million which primarily relates to our net loss for the period.
Capital expenditures
Our capital expenditures for property, plant and equipment for the first nine months of 2005 and 2004 totaled approximately $3,000 and $26,000, respectively, for normal replacements and improvements.
Financing activities
Net cash provided by financing activities for the first three quarters of 2005 was $3.3 million compared to a usage of $0.9 million for the first three quarters of 2004. The increase was primarily attributed to the completion of a private placement of $4.0 million aggregate principal amount of 8% Senior Notes due in 2006 and warrants with a group of investors including several of our existing shareholders offset by costs paid related to the postponed initial public offering and financing. During 2004, EpiCept repaid a portion of its existing debt in the amount of $0.7 million. During 2005 and 2004, the Company paid deferred initial public offering costs of $0.7 and $0.3 million, respectively. During 2005 and 2004, the Company received proceeds of $18,000 and $69,000, respectively, from the exercise of stock options.
Contractual Obligations
As of September 30, 2005, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of September 30, 2005):

	2005	2006	2007	2008	Thereafter	Total
Notes and long term payable	$723	$10,003	$4,794	—	—	$15,520
Interest expense	409	365	1,256	—	—	2,030
Operating lease	79	253	40	—	—	372
Other obligations	258	1,276	1,075	575	1,150	4,334

Total	$1,469	$11,897	$7,165	$575	$1,150	$22,256

€1.5 Million Due 2007. In August 1997, our subsidiary, EpiCept GmbH entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, or “tbg.’’ Proceeds must be directed toward research, development, production and distribution of pharmaceutical products. The loan bears interest at 6% per annum. Tbg is also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the debt agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. To date, EpiCept GmbH has had no annual surplus. We consider the additional compensation element based on the surplus of the EpiCept GmbH to be a derivative. We have assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement. At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the loan for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to tbg from the annual surplus of EpiCept GmbH. We are accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. The effective rate of interest of this loan is 9.7%. Accrued interest attributable to these additional amounts totaled $0.5 and $0.4 million at September 30, 2005 and 2004, respectively.
€2.0 Million Due 2007. In February 1998, EpiCept GmbH entered into a ten-year non-amortizing convertible term loan in the amount of €2.0 million with tbg. The loan is non-interest bearing; however, the loan agreement provides for potential future annual payments from surplus of EpiCept GmbH up to 6% of the outstanding loan principal balance, not to exceed 9% of all payments made from surplus of EpiCept GmbH and limited to 7% of the total financing from tbg. To date, EpiCept GmbH has had no annual surplus. We consider the additional compensation element based on the surplus of the EpiCept GmbH to be a derivative. We have assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement. The loan is convertible into shares of our common stock at any time by tbg at a conversion price of $7.07 per share. We can require conversion upon a defined triggering event (such as a sale of substantially all our assets, a public offering of our securities, a sale of more than 50% of the voting power of our outstanding equity securities, a merger, etc.) at a calculated conversion price ranging between $2.02 and $7.07 based on provisions pertaining to the applicable triggering event. In connection with the proposed merger with Maxim, the principal amount of the loan will be converted into 1,131,541 shares of EpiCept’s common stock.
€2.6 Million Due 2007. In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH, or “IKB,’’ which we guaranteed. The interest rate on the loan varies and was 10.5% per annum from August 1, 2000 through March 31, 2001, 15% per annum through June 30, 2003 and 20% per annum thereafter. The loan was amended in December 2002 to extend the maturity to December 31, 2006 and incorporate a principal repayment schedule, which commenced April 30, 2004. Scheduled quarterly principal payments are €0.2 million (approximately $0.2 million as of September 30, 2005) except for the payment due December 31, 2006, which will be approximately €0.4 million (approximately $0.5 million as of September 30, 2005). Principal and interest payments have been deferred from December 31, 2004 until the earlier of the closing of the merger or December 31, 2005. Payments due December 31, 2004 and March 31, 2005 have been deferred until March 31, 2007 and June 30, 2007, respectively. The principal and interest payments due on June 30, 2005 and September 30, 2005 have been deferred. As a result of the deferral, the maturity date has been extended until June 30, 2007. Payment of accrued interest during the period of October 1, 2004 through March 31, 2005 was deferred and paid on July 31, 2005 although interest continues to accrue in accordance with the terms of the agreement. The loan agreement provides for contingent interest of 4% per annum of the principal balance, becoming due only upon our realization of a profit and payable up to two years thereafter, as defined in the agreement. We have not realized a profit through September 30, 2005. We value the contingent interest as a derivative using the fair value method in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 149, Amendment of Statement 133 on “Derivative Instruments and Hedging Activities” (“SFAS 133’’). Changes in the fair value of the contingent interest of $0.1 million for each of the nine months ended September 30, 2005 and 2004 were recorded as an adjustment to interest expense. The estimated fair value of the contingent interest was approximately $0.8 and $0.6 million as of September 30, 2005 and 2004, respectively.
Convertible Bridge Loan Due 2006. In November 2002, we entered into a convertible bridge loan with several of our shareholders in an aggregate amount of up to $5.0 million. At September 30, 2005 and 2004, we had outstanding borrowings of $4.8 million. The convertible bridge loan bears interest at 8% per annum. The convertible bridge loan is convertible into the next round of preferred stock financing and also has provisions for optional conversion into preferred stock or common stock. The conversion rate is equal to the lowest price per share paid by any purchaser in a financing of the next round of preferred stock or at anti-dilutive conversion rates for optional conversion into preferred stock or common stock based upon the results of certain milestones. In addition, warrants to purchase preferred stock were issued to the lenders in connection with the convertible bridge loan. Such warrants were valued utilizing the Black-Scholes options pricing model and resulted in recording warrants at $3.6 million and a discount of $3.6 million to the convertible bridge loan. The discount was accreted over the original scheduled term of the loans through April 2004. During the nine months ended September 30, 2005 and 2004, we recognized approximately $0 and $0.9 million, respectively, of non-cash interest expense related to the accretion of the debt discount. The term of the convertible bridge loan has been extended from April 30, 2004 until October 30, 2006. At the closing of the proposed merger with Maxim, the principal amount of the convertible bridge loan (net of $2.4 million paid to exercise accompanying warrants) will be converted into approximately 1.6 million shares of EpiCept’s common stock at a conversion price of $1.50 per share. In addition, accrued interest on the convertible loan will be converted into common stock at $1.50 per share upon the closing of the proposed merger.
Senior Notes due 2006. In March 2005, we completed a private placement of $4.0 million aggregate principal amount of 8% Senior Notes due 2006 with a group of investors including several of our existing shareholders. The Senior Notes mature on October 30, 2006. The Company is required to repurchase the Senior Notes upon the completion of either an initial public offering or a Qualifying Financing (as defined in the terms of the Note). Each of the purchasers also purchased stock purchase warrants exercisable into an amount of shares of preferred stock or common stock equal to 35% of the principal amount of such purchaser’s Senior Notes divided by the amount per share the Senior Notes are converted into preferred stock or the initial public offering price of our common stock. During the third quarter of 2005, we recognized approximately $0.1 million of non-cash interest expense related to the accretion of the debt discount. Since inception, we recognized approximately $0.3 million of expense related to the accretion of the debt discount. The Senior Notes created an embedded derivative under FAS 133 “Accounting for Derivatives and Hedging Activities.” At the time of the financing, FAS 133 required the Company to value the embedded derivative at fair market value of approximately $0.1 million. At September 30, 2005, the embedded derivative had a nominal value. The value of the derivative is being marked to market each reporting period as a derivative gain or loss until the Senior Notes are repaid.
On August 26, 2005, in connection with the proposed merger, the Company amended the Senior Notes with four of the six investors (cumulatively the “Non Sanders Investors”). Upon the completion of the proposed merger, the Non Sanders Investors have agreed to convert their Senior Notes into approximately 4.2 million shares of common stock (pre split) at a conversion price of $0.71. In addition, accrued interest on the convertible loan will be converted at $0.71 per share upon closing. If the merger is not consummated, then the original terms of the Senior Notes will apply. The amendment to the Senior Notes may result in a BCF. Since the mandatory conversion of the Senior Notes is contingent upon the closing of the proposed merger, which is outside the Company’s control, the BCF has been measured as of the modification date at $2.4 million and will be recognized upon the closing of the proposed merger. No accounting is required at the modification date per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio.” The completion of the merger is dependent on an affirmative vote of Maxim’s shareholders.
The stock purchase warrants held by the remaining two investors (“Sanders Investors”) have been amended to provide that they will expire at the effective time of the merger and that immediately prior to the effective time the stock purchase warrants will be automatically exercised for 88,384 shares (pre split) of common stock at an exercise price of $0.99.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility leases in Englewood Cliffs, New Jersey, which expires in September 2006, and Munich, Germany, which expires in July 2009, but is cancelable at our option in July 2007. The Company has a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of September 30, 2005, we made payments of approximately $0.8 million under these agreements, the majority of which were in connection with milestones relating to preclinical and clinical trials and manufacturing. As of September 30, 2005, we may be required to make future milestone payments, totaling approximately $4.3 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
Critical Accounting Policies and Estimates
EpiCept’s discussion and analysis of its financial condition and results of operations are based on EpiCept’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires EpiCept to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. EpiCept reviews its estimates on an ongoing basis. EpiCept bases its estimates on historical experience and on various other assumptions that EpiCept believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While EpiCept’s significant accounting policies are described in more detail in the notes to EpiCept’s consolidated financial statements included the registration statement on Form S-4 that became effective on November 10, 2005, EpiCept believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its condensed consolidated financial statements.
Revenue Recognition
EpiCept recognizes revenue relating to its collaboration agreements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.
Application of these standards requires subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. EpiCept evaluates its collaboration agreements to determine units of accounting for revenue recognition purposes. To date, EpiCept has determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities and, accordingly, do not treat them as a separate element. EpiCept recognizes revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method or ratably over the development period in which EpiCept is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period. Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of EpiCept’s costs are incurred in the latter stages of the development period. EpiCept periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time.
Stock-Based Compensation
As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), EpiCept accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), using intrinsic values with appropriate disclosures using the fair value based method. Accordingly, EpiCept has recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices that are, for financial reporting purposes, deemed to be below fair market value on the measurement date. In the notes to EpiCept’s condensed consolidated financial statements, EpiCept provides pro forma disclosures required by SFAS No. 123 and related pronouncements. EpiCept accounts for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with SFAS 123 and EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value.
Accounting for equity instruments granted by EpiCept requires fair value estimates of the equity instrument granted or sold. If EpiCept’s estimates of fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted in exchange for the receipt of goods or services, EpiCept estimates the value of the equity instruments based upon consideration of factors that EpiCept deems to be relevant at the time using cost, market and/or income approaches to such valuations. Because shares of EpiCept’s common stock have not been publicly traded, market factors historically considered in valuing stock and stock option grants include comparative values of public companies discounted for the risk and limited liquidity provided for in the shares EpiCept is issuing, pricing of private sales of EpiCept’s convertible preferred stock, prior valuations of stock grants and the effect of events that have occurred between the time of such grants, economic trends, perspective provided by investment banks and the comparative rights and preferences of the security being granted compared to the rights and preferences of EpiCept’s other outstanding equity. As a result of these factors, some of which are subjective, changes in EpiCept’s estimates of fair market value and volatility could have a significant effect on the determination of stock-based compensation.
Derivatives
EpiCept complies with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS 133. It also specifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. As a result of certain financings, derivative instruments were created that EpiCept measured at fair value and marks to market at each reporting period. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including EpiCept’s cost of capital, risk free rate of return, volatility in the fair value of EpiCept’s stock price, future foreign exchange rates of the U.S. dollar to the euro and future profitability of EpiCept’s German subsidiary.
Foreign Exchange Gains and Losses
EpiCept has a 100%-owned subsidiary in Germany, EpiCept GmbH, that performs certain research and development activities on EpiCept’s behalf pursuant to a research collaboration agreement. EpiCept GmbH has been unprofitable since its inception. Its functional currency is the euro. The process by which EpiCept GmbH’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period and balance sheet asset and liability accounts are translated at end of period exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in EpiCept GmbH’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.
Several of EpiCept’s debt instruments, originally expressed in German deutsche marks, are now denominated in euros. Changes in the value of the euro relative to the value of the U.S. dollar could affect the U.S. dollar value of EpiCept’s indebtedness at each reporting date as substantially all of EpiCept’s assets are held in U.S. dollars. These changes are recognized by EpiCept as a foreign currency transaction gain or loss, as applicable, and are reported in other expense or income in EpiCept’s consolidated statements of operations.

Recent Accounting Pronouncements
In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”, a replacement of APB 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company’s first quarter of fiscal 2006.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153’’). SFAS 153 amends APB Opinion No. 29 (“APB 29’’), Accounting for Nonmonetary Transactions, which requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged, but which includes certain exceptions to that principle. SFAS 153 eliminates the exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R effective January 1, 2006. As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The adoption of SFAS 123R’s fair value method is expected to have a significant impact on our results of operations, although it will have no impact on our assets, liabilities and stockholders’ deficit.
In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150’’) was issued. This statement establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable convertible preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the interim period commencing July 1, 2003, except for mandatorily redeemable financial instruments of nonpublic companies. The FASB has indefinitely deferred implementation of certain provisions of SFAS 150. The Company’s Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock are redeemable at the option of the investor ratably on each of December 31, 2006, 2007 and 2008, or in any amount thereafter at a price of $1.50 per share and are automatically converted into common stock of the Company upon an initial public offering. The adoption of SFAS 150 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The financial currency of our German subsidiary is the euro. As a result, we are exposed to various foreign currency risks. First, our consolidated financial statements are in U.S. dollars, but a portion of our consolidated assets and liabilities is denominated in euros. Accordingly, changes in the exchange rate between the euro and the U.S. dollar will affect the translation of our German subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. We also bear the risk that interest on our euro-denominated debt, when translated from euros to U.S. dollars, will exceed our current estimates and that principal payments we make on those loans may be greater than those amounts currently reflected on our consolidated balance sheet. Historically, fluctuations in exchange rates resulting in transaction gains or losses have had a material effect on our consolidated financial results. We have not engaged in any hedging activities to minimize this exposure, although we may do so in the future. Our exposure to interest rate risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short term debt securities and bank deposits. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash and cash equivalents in a variety of interest-bearing instruments, primarily bank deposits and money market funds, which may also include U.S. government and agency securities, high-grade U.S. corporate bonds and commercial paper. Due to the nature of our short-term and restricted investments, we believe that we are not exposed to any material interest rate risk. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with our related parties or us.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, EpiCept’s Chief Executive Officer and Chief Financial Officer concluded that EpiCept’s disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2005 to ensure that the information required to be disclosed by EpiCept in the reports it files or submits under the Act is (i) accumulated and communicated to EpiCept’s management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of the material weakness as described below.
As a result of numerous journal entry adjustments and corrections in connection with the audit of EpiCept’s 2004, 2003 and 2002 consolidated financial statements, and the restatement of EpiCept’s 2004, 2003, and 2002 consolidated financial statements, EpiCept’s management determined that a material weakness existed in internal control. In addition, EpiCept’s independent registered public accounting firm communicated this control deficiency, constituting a material weakness related to EpiCept’s internal control over financial reporting, to management and the audit committee. Specifically, EpiCept does not have sufficient personnel with the requisite technical accounting expertise in the finance and accounting functions. This material weakness resulted in the financial statement restatements related to EpiCept’s accounting for revenue recognition, the recording of a contingent reverse stock split, and cash flow reporting of non-cash deferred initial public offering costs. See Note 11 to EpiCept’s consolidated financial statements in its report on Form S-4 effective November 10, 2005 and See Note 10 to EpiCept’s condensed consolidated financial statements for the period ended September 30, 2005 in this report for additional discussion regarding the restatements.
Internal Control Remediation Activity
EpiCept has taken steps to address the material weakness in internal control over financial reporting discussed above including the following:

•     EpiCept hired a Chief Financial Officer in the second quarter of 2004. EpiCept also hired a certified public accountant for EpiCept’s finance department.

•     EpiCept has installed a new general ledger system and adopted more rigorous journal entry authorization procedures, which involve more levels of review.

EpiCept has not had sufficient time to evaluate the effects of the remediation it has made to date. As such, EpiCept cannot assure that the steps it has taken to date or any future measures will remediate the material weakness. Any failure to remediate any reported material weaknesses or implement required new or improved internal controls, or difficulties encountered in their implementation, could cause EpiCept to fail to meet EpiCept’s reporting obligations or result in material misstatements in EpiCept’s consolidated financial statements.

Fiscal Year 2006 Attestation
In connection with our 2006 annual filing on Form 10-K, EpiCept will be required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of EpiCept’s internal control over financial reporting and an attestation to, and testing and assessment of, EpiCept’s internal control over financial reporting by EpiCept’s independent registered public accounting firm. While EpiCept has begun the development and execution of a plan to ensure the effectiveness of EpiCept’s internal control over financial reporting, EpiCept’s failure to satisfy the requirements of Section 404(a) on a timely basis could result in a decline in the value of EpiCept’s common stock. Additionally, EpiCept cannot assure that additional material weaknesses or reportable conditions in EpiCept’s financial reporting internal controls will not be discovered in the future as a result of this process. Any failure to remediate any reported material weaknesses or implement required new or improved internal controls, or difficulties encountered in their implementation, could cause EpiCept to fail to meet EpiCept’s reporting obligations or result in material misstatements in EpiCept’s consolidated financial statements.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, except as noted above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.	None.

Item 1A.	Risk Factors.	None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	None.

Item 3.	Defaults upon Senior Securities.	None.

Item 4.	Submissions of Matters to Vote of Security Holders.
      On September 5, 2005, a majority in voting power of all issued and outstanding shares of Epicept’s common stock, a majority in voting power of all issued and outstanding shares of EpiCept’s Series A convertible preferred stock; two-thirds in voting power of all issued and outstanding shares of EpiCept’s Series B convertible preferred stock; and at least 60% in voting power of all issued and outstanding shares of EpiCept’s Series C convertible preferred stock approved by written consent the definitive merger agreement with Maxim Pharmaceuticals, Inc.
      On September 5, 2005, a majority in voting power of all issued and outstanding shares of Epicept’s common stock, a majority in voting power of all issued and outstanding shares of EpiCept’s Series A convertible preferred stock; two-thirds in voting power of all issued and outstanding shares of EpiCept’s Series B convertible preferred stock; and at least 60% in voting power of all issued and outstanding shares of EpiCept’s Series C convertible preferred stock approved by written consent a one-for-four reverse stock split of its common stock, which will occur immediately prior to and only on the completion of the merger.
      On November 15, 2005, a majority in voting power of all issued and outstanding shares of Epicept’s common stock, a majority in voting power of all issued and outstanding shares of EpiCept’s Series A convertible preferred stock; two-thirds in voting power of all issued and outstanding shares of EpiCept’s Series B convertible preferred stock; and at least 60% in voting power of all issued and outstanding shares of EpiCept’s Series C convertible preferred stock approved by written consent the filing by the Company of a Certificate of Amendment to its Certificate of Incorporation in order to modify the anti-dilution adjustments relating to the Company’s outstanding Series A convertible preferred stock, Series B convertible redeemable preferred stock and Series C convertible redeemable preferred stock.

Item 5.	Other Information	None.

Item 6.	Exhibits

Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation

December 27, 2005	By:	/s/ Robert W. Cook

Robert W. Cook
Senior Vice President and
Chief Financial Officer