Form 10-K
period 2005-12-31
EPICEPT CORP
filed 2006-03-16
CIK 1208261

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005	Commission File No. 0-51290
EpiCept Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Id. No.)
270 Sylvan Avenue
Englewood Cliffs, NJ 07632
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (201) 894-8980
Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of Class)
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained , to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑.
     As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $0. As of such date, 1,711,745 shares of common stock, par value $.0001 per share, were outstanding, all of which were privately held.
     As of March 13, 2006, the Registrant had outstanding 24,485,026 shares of its $.0001 par value Common Stock.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated or projected in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under “Risk Factors” and elsewhere in this Form 10-K for the year ended December 31, 2005 including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel, the need for additional financing, the dependence upon collaborative partners. We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein. As used herein, references to “we,” “us,” “our,” “EpiCept” or the “Company” refer to EpiCept Corporation and its subsidiaries prior to giving effect to the merger with Maxim Pharmaceuticals, Inc. References in this Form 10-K to the “FDA” means the U.S. Food and Drug Administration.
ITEM 1. BUSINESS
     EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of topically-delivered prescription pain management therapeutics. EpiCept has six product candidates in clinical development; three in late-stage clinical development that are ready to enter, or have entered, pivotal Phase IIb or Phase III clinical trials, and three that have completed initial Phase II clinical trials. All of its product candidates target moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. EpiCept’s product candidates utilize proprietary formulations and several topical delivery technologies to administer FDA approved pain management therapeutics, or analgesics. EpiCept believes using FDA-approved analgesics reduces the risks associated with new drug development, lowers its development costs and speeds time-to-market. EpiCept’s product candidates are designed to provide effective pain relief with fewer adverse side effects than systemically-delivered drugs, which are absorbed into the bloodstream. None of EpiCept’s products has been approved by the FDA or its counterparts in other countries.
     EpiCept’s lead late-stage product candidate, EpiCept NP-1 Cream, is a prescription topical analgesic cream containing a patented formulation, the contents of which include two FDA-approved drugs, amitriptyline and ketamine. Amitriptyline is a widely-used antidepressant, and ketamine is an NMDA antagonist that is used as an anesthetic. EpiCept NP-1 Cream is designed to provide effective, long-term relief from the pain of peripheral neuropathies. Peripheral neuropathies are medical conditions caused by damage to the nerves. The initial indication for this product candidate is post-herpetic neuralgia, a specific type of peripheral neuropathy associated with shingles, a condition caused by the herpes zoster virus. EpiCept has completed Phase II clinical trials in the United States and Canada that included 343 subjects and plans to commence a Phase III clinical trial in the United States during 2006.
     LidoPAIN SP, EpiCept’s second late-stage product candidate, is a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound. If approved, EpiCept believes that LidoPAIN SP would be the first sterile prescription analgesic patch on the market. EpiCept has completed a Phase II clinical trial in Germany that included 221 hernia repair subjects and has commenced a Phase III clinical trial in Europe during the fourth quarter of 2004 that will enroll approximately 500 hernia repair subjects. In July 2003, EpiCept entered into an agreement with Adolor Corporation for the development and commercialization of LidoPAIN SP in North America. In September 2005, Adolor initiated a Phase II trial in the United States for which EpiCept received a milestone payment.
     EpiCept’s third late-stage product candidate is LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. EpiCept has completed Phase II clinical trials in the United States that included 242 subjects and plans to commence a pivotal Phase IIb clinical trial in the United States during the second half of 2006 that will include at least 400 subjects. In December 2003, EpiCept entered into an agreement with Endo Pharmaceuticals, Inc. for the commercialization of LidoPAIN BP worldwide.
     EpiCept has three earlier-stage product candidates in clinical development: (1) EpiCept MP/DP, a topical spray gel matrix containing morphine and lidocaine for the treatment of oral mucositis, an inflammation of the mucosa of the mouth typically resulting from chemotherapy and radiation therapy, and dental pain; (2) LidoPAIN TV, a topical lidocaine patch for the treatment of tinnitus, a constant or intermittent buzzing or ringing noise in the ear; and (3) LidoPAIN HM, a topical anesthetic patch for the treatment of headache pain. EpiCept has completed initial Phase II clinical trials and expects to conduct additional Phase II clinical trials for each of these product candidates.

Recent Developments
Merger with Maxim Pharmaceuticals Inc.
     On January 4, 2006, Magazine Acquisition Corp. (“Magazine”), a wholly owned subsidiary of ours, completed its merger with Maxim Pharmaceuticals, Inc. (“Maxim”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), among EpiCept, Magazine and Maxim, dated as of September 6, 2005. Maxim is a biopharmaceutical company dedicated to developing innovative cancer therapeutics.
     Under the terms of the Merger Agreement, Magazine merged with and into Maxim, with Maxim continuing as the surviving corporation and as a wholly-owned subsidiary of EpiCept. The Merger Agreement provided for EpiCept to issue shares of its common stock to Maxim stockholders in exchange for all of the outstanding shares of Maxim, with Maxim stockholders receiving 0.203969 of a share of EpiCept common stock for each share of Maxim common stock. Our stockholders retained approximately 72%, and the former Maxim stockholders received approximately 28% of outstanding shares of EpiCept’s common stock. EpiCept will account for the merger as an asset acquisition. The transaction valued Maxim at approximately $41.4 million.
     On September 5, 2005, our stockholders approved a one-for-four reverse stock split of its common stock, which was contingent upon the completion of the merger with Maxim. The reverse stock split occurred immediately prior to the completion of the merger.
Private Placement
     On February 9, 2006, we raised gross proceeds of $11.6 million through a private placement of common stock and common stock purchase warrants. Approximately 4.1 million shares of our common stock were issued at a price of $2.85 per share. In addition, approximately 1 million five year common stock purchase warrants were issued to the investors granting them the right to purchase our common stock at a price of $4.00 per share. The terms of the warrants prohibit their exercise until August 9, 2006. In connection with the private placement, the Company agreed to file a registration statement on Form S-3 to permit the resale of the common stock issued in connection with the transaction and the common stock issuable upon exercise of the warrants.
Pain and Pain Management
     Pain occurs as a result of surgery, trauma or disease. It is generally provoked by a harmful stimulus to a pain receptor in the skin or muscle. Pain can range in severity (mild, moderate or severe) and duration (acute or chronic). Acute pain, such as pain resulting from an injury or surgery, is of short duration, generally less than a month, but may last up to three months. Chronic pain is more persistent, extending long after an injury has healed, and typically results from a chronic illness or appears spontaneously and persists for undefined reasons. Examples of chronic pain include chronic lower back pain and pain resulting from bone cancer or advanced arthritis. If treated inadequately, unrelieved acute and chronic pain can slow recovery and healing and adversely affect a person’s quality of life.
     IMS Health has estimated that the total U.S. market for prescription analgesics has increased from $5.3 billion in 1998 to $18.9 billion in 2004, representing an approximate 16% compounded annual growth rate. In 2004, analgesics were the third most prescribed class of medications in the United States with approximately 313 million prescriptions written. EpiCept believes that growth in this market has been primarily attributable to:
•	increased physician recognition of the need for effective pain management;

•	patient demand for more effective pain treatments;

•	an aging population, with an increased prevalence of chronic pain conditions, such as cancer, arthritis, neuropathies and lower back pain;

•	increased number of surgeries;

•	introduction of new and reformulated branded products; and

•	increased active and healthy lifestyles, resulting in additional sports and fitness related injuries.
     Analgesics typically fall into one of three categories:
•	opioid analgesics or narcotics, such as morphine, codeine, oxycodone (OxyContin®) and tramadol (Ultram®);

•	non-narcotic analgesics, primarily non-steroidal anti-inflammatory drugs (“NSAID”s), including prostaglandin inhibitors (such as aspirin, acetaminophen and ibuprofen) and inhibitors of the enzyme cycloxygenase-2 (COX-2), so-called COX-2 inhibitors (such as Celebrex); and

•	adjuvant therapeutics, such as anesthetics (lidocaine), antidepressants (amitriptyline), anticonvulsives and corticosteriods.
Limitations of Current Therapies
     Until recently, analgesics primarily have been delivered systemically and absorbed into the bloodstream where they can then alleviate the pain. Systemic delivery is achieved either orally, via injection or through a transdermal patch. Systemic delivery of analgesics can have significant adverse side effects because the concentration of analgesics in the bloodstream can impact other organs and systems throughout the body.
     Adverse side effects of systemically-delivered analgesics are well documented. Systemically-delivered opioid analgesics can cause respiratory distress, nausea, vomiting, dizziness, sedation, constipation, urinary retention and severe itching. In addition, chronic use of opioid analgesics can lead to the need for increased dosing and potential addiction. Concerns about addiction and abuse often influence physicians to prescribe less than adequate doses of opioids or to prescribe opioids less frequently. Systemically-delivered NSAIDs and adjuvant therapeutics can also have significant adverse side effects, including kidney failure, liver dysfunction, gastric ulcers and nausea. In the United States, there are approximately 16,500 NSAID-related deaths each year, and over 103,000 patients are hospitalized annually due to NSAID complications. These adverse side effects may lead doctors to prescribe analgesics less often and at lower doses than may be necessary to alleviate pain. Further, patients may take lower doses for shorter periods of time and opt to suffer with the pain rather than risk the adverse side effects. Systemic delivery of these drugs may also result in significant interactions with other drugs, which is of particular concern when treating elderly patients who typically take multiple pharmaceutical therapies.
   Segments
     We operate as one business segment. We maintain development operations in the United States and Germany. We recorded revenue in the United States in 2005, 2004 and 2003 of $564,508, $739,485 and $190,972, respectively. We recorded revenue in Germany in 2005, 2004 and 2003 of $263,994, $375,604 and $185,603, respectively. As of December 31, 2005, 2004 and 2003, we had long-lived assets in the United States of $49,724, $93,852 and $104,484, respectively. As of December 31, 2005, 2004 and 2003, we had long-lived assets in Germany of $8,503, $15,181 and $5,651, respectively.
Recent Scientific Developments
     Almost every disease and every trauma is associated with pain. Injury or inflammation stimulates the pain receptors, causing electrical pain signals to be transmitted from the pain receptors through nerve fibers into the spinal cord and eventually to the brain. Pain receptors include central pain receptors, such as those found in the brain and spinal cord, and peripheral nerve receptors, also called “nociceptors,” such as those located directly beneath the skin and in joints, eyes and visceral organs. Within the spinal cord, the electrical pain signals are received by a second set of nerve fibers that continue the transmission of the signal up the spinal cord and through the central nervous system into the brain. Within the brain, additional nerve fibers transmit the electrical signals to the “pain center” of the brain. The brain decodes the messages being sent to the central nervous system from the peripheral nervous system, and the signals are perceived as “pain” and pain is “felt.” These messages can be disrupted with pharmaceutical intervention either at the source of the pain, such as the pain receptor, or at the point of receipt of the pain message, in the brain. Topical delivery of analgesics blocks the transmission of pain at the source of the pain message, whereas systemic delivery of analgesics primarily blocks the perception of pain within the brain.
     Not until recently has the contribution of peripheral nerve receptors to the perception of pain been well understood. Recent studies have indicated that peripheral nerve receptors can play an important role in both the sensory perception of pain and the transmission of pain impulses. Specifically, certain types of acute and chronic pain depend to some degree on the activation of peripheral pain receptors located beneath the skin’s surface. The topical administration of well-known analgesics can localize drug concentrations at the point where the pain signals originate, resulting in dramatically lower systemic blood levels. We believe this results in a new treatment strategy that provides significant pain relief, with fewer adverse side effects, fewer drug to drug interactions and lower potential for abuse.

EpiCept’s Solution
     We are targeting peripheral nerve receptors using topical analgesics as a novel mechanism to effectively treat both acute and chronic pain, without the liabilities of traditional systemically-delivered analgesics. We are developing innovative topically-delivered analgesics using a combination of internally-developed and in-licensed proprietary technologies and know-how to address the unmet medical needs and adverse side effects associated with systemically-delivered analgesics. Our topical delivery technologies and formulations are designed to deliver FDA-approved analgesics safely, effectively and conveniently to the appropriate peripheral nerves while preventing or limiting the amount of drug that enters the bloodstream. We utilize patch, cream and spray gel matrix delivery methods to topically deliver the active ingredients to the pain site. In some instances, we combine existing FDA-approved analgesics to create a new product having a therapeutic profile superior to either one of the standalone analgesics.
EpiCept’s Products
     We have six product candidates in clinical development; three in late-stage clinical development that ready to enter, or have entered, pivotal Phase IIb or Phase III clinical trials, and three that have completed initial Phase II clinical trials. The following table summarizes the current status of our principal development programs and product candidates:

Product	Topical Dosage Form	Initial Indication	Clinical Status	Next Steps	Marketing Rights
EpiCept NP-1	Cream	Post-herpetic neuralgia	Phase II completed	Initiate Phase III during 2006	EpiCept

LidoPAIN SP	Sterile patch	Surgical incision pain	Phase III initiated in Germany	Adolor has ongoing Phase II in United States	Adolor in North America; EpiCept outside of North America EpiCept retains right to negotiate future co-promotion agreement

LidoPAIN BP	Patch (non-sterile)	Acute or recurrent lower back pain	Phase IIa completed	Initiate pivotal Phase IIb clinical trial during second half of 2006	Endo worldwide; EpiCept retains right to negotiate future co-promotion agreement

EpiCept MP/DP	Spray gel matrix	Oral mucositis; Dental pain	Phase II	Continue Phase II development	EpiCept

LidoPAIN TV	Patch (non-sterile)	Tinnitus	Phase II in Europe	Continue Phase II development	EpiCept

LidoPAIN HM	Patch (non-sterile)	Headache	Phase II	Continue Phase II development	EpiCept
     The clinical trials for our current portfolio of product candidates have included over 2,300 patients in 21 clinical trials, including over 660 patients in six clinical trials for EpiCept NP-1; over 570 patients in four clinical trials for LidoPAIN SP; and over 720 patients in five clinical trials for LidoPAIN BP.
     We conduct our clinical trials in pain centers throughout North America and in Europe. There are various ways in which to assess a subject’s severity of pain. Pain is a subjective phenomenon, and each person has a different pain threshold. We utilize various types of validated pain assessment scales in its clinical trials that are self-administered by each subject in the form of questionnaires. The first is the numerical pain scale, or “11-point numerical pain scale,” which is generally a number line from 0 (no pain) to 10 (worst possible pain). The subject is asked how much pain he or she feels at a given moment or over a period of time and is asked to rank it based on the 11-point numerical pain scale. A second pain assessment tool we often utilize is the McGill Pain Questionnaire, which is a two part questionnaire that asks the subject to rate both type and intensity of pain experienced. We analyze the data from these studies in a number of ways, including a responder analysis. In this type of analysis, subjects serve as their own control and are required to demonstrate a clinically-significant level of response depending upon the structure of the particular clinical trial.
     We utilize various statistical analyses to evaluate the data from our clinical trials. We commonly utilize the “area under the curve” analysis as a measure of efficacy. The term “area under the curve” is a recognized statistical analytical tool that refers to the measurement of the total sum of pain that a patient experiences over a particular period of time. We also use statistical analyses to estimate the probability that a positive effect is actually produced by the product candidate. This probability is expressed as a “p-value,” which refers to the likelihood that the difference measured between the drug group and the placebo group occurred just “by chance.” For example, when a P-value is reported as “p<0.05,” the probability that the drug produced an effect just by chance is less than 5%. A p-value of 0.05 or less is generally considered to be statistically significant.
   Peripheral Neuropathy and Post-Herpetic Neuralgia
     Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system. The peripheral nervous system includes nerves that run from the brain and spinal cord to the rest of the body. According to Datamonitor’s study “Stakeholder Insight: Neuropathic Pain,” published in February 2004, peripheral neuropathy affects over 15 million people in the United States and is associated with conditions that injure peripheral nerves, including herpes zoster, or shingles, diabetes, HIV and AIDS and other diseases. It can also be caused by trauma or may result from surgical procedures. Peripheral neuropathy is usually first felt as tingling and numbness in the hands and feet. Symptoms can be experienced in many ways, including burning, shooting pain, throbbing or aching. Peripheral neuropathy can cause intense chronic pain that, in many instances, is debilitating.
     Post-herpetic neuralgia (“PHN”) is one type of peripheral neuropathic pain associated with herpes zoster, or shingles, that exists after the rash has healed. According to Datamonitor, PHN affects over 100,000 people in the United States each year. PHN causes pain on and around the area of skin that was affected by the shingles rash. Most people with PHN describe their pain as “mild” or “moderate.” However, the pain can be severe in some cases. PHN pain is usually a constant, burning or gnawing pain but can be an intermittent sharp or stabbing pain. Current treatments for PHN have limited effectiveness, particularly in severe cases and can cause significant adverse side effects. The initial indication for EpiCept’s EpiCept NP-1 product candidate is for the treatment of peripheral neuropathy in PHN patients.
     There are currently three FDA-approved treatments for post-herpetic neuralgia: Neurontin® (gabapentin), Lidoderm® (lidocaine patch 5%) and Lyrica® (pregabalin). Neurontin generated sales of approximately $2.7 billion in the United States in 2004. According to the Scott-Levin Physician Drug and Diagnosis Audit, approximately 55% of the 5.1 million prescriptions for Neurontin relate to some form of neuropathic pain. Some patients also receive Tegretol (carbamazepine) to manage the symptoms of peripheral neuropathy. However, these drugs only work in some patients, and Neurontin may have significant side adverse effects, such as drowsiness. Often the use of these medications is combined with topical analgesics such as the Lidoderm patch and over-the-counter topical analgesic creams that provide minimal relief with a short duration of action. Lidoderm generated sales of approximately $300 million in the United States in 2004, much of which EpiCept believes was attributable to patients with PHN. Lyrica was approved for the treatment of neuralgia in December 2004.
     EpiCept NP-1. EpiCept NP-1 is a prescription topical analgesic cream containing a patented formulation, the contents of which include two FDA-approved drugs, amitriptyline (a widely-used antidepressant) and ketamine (an NMDA antagonist that is used as an anesthetic). EpiCept NP-1 is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies. EpiCept believes that EpiCept NP-1 can be used in conjunction with systemically-delivered analgesics, such as Neurontin. The cream contains a 4% concentration of amitriptyline and a 2% concentration of ketamine. Since each of these ingredients has been shown to have significant analgesic effects and because NMDA antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, EpiCept believes the combination is a good candidate for the development of a new class of analgesics.

We intend to selectively seek a partner or strategic alliance to enable us to maintain financial and operational flexibility while retaining significant economic and commercial rights to this product candidate.
     EpiCept NP-1 is a white vanishing cream that is applied twice daily and is quickly absorbed into the applied area. EpiCept believes the topical delivery of its patented combination represents a fundamentally new approach for the treatment of pain associated with peripheral neuropathy. In addition, we believe that the topical delivery of its product candidate will significantly reduce the risk of adverse side effects and drug to drug interactions associated with the systemic delivery of the active ingredients. The results of our clinical trials to date have demonstrated the safety of the cream for use for up to one year and a potent analgesic effect in subjects with both post-herpetic neuralgia and other types of peripheral neuropathy, such as those with diabetic, traumatic and surgical causes.
     We believe EpiCept NP-1, if approved, would offer the following favorable attributes:
•	analgesic effect comparable to levels provided when using systemically-delivered analgesics;

•	additive therapy to systemically-delivered analgesics, such as Neurontin;

•	minimal adverse side effects, including reduced drowsiness;

•	ease of application and suitability for self-administration;

•	low potential for abuse;

•	good patient compliance;

•	no drug to drug interactions; and,

•	potential to treat a broad range of peripheral neuropathic conditions.
     Clinical Development. We have completed two Phase II clinical trials, one initiated in Canada in October 2001 and one initiated in the United States in February 2002.
     Placebo-controlled Factorial Trial. This four center Canadian Phase II clinical trial in Ontario and Nova Scotia (Dalhousie University) was a placebo-controlled factorial trial, i.e., a trial that evaluates the individual components of a drug product that contains more than one active ingredient as compared to the effects of the combination, designed to demonstrate that the use of the combination of amitriptyline and ketamine was more effective than either drug alone. A factorial trial is a clinical trial in which the active ingredients in combination are compared with each drug used alone and by a placebo control. The trial included 92 subjects with a history of diabetic, post surgical or traumatic neuropathy or PHN. The trial tested a low-dose formulation of EpiCept NP-1, consisting of a 2% concentration of amitriptyline and a 1% concentration of ketamine, applied three times daily for three weeks. Subjects were allowed to continue their current pain medications (other than Lidoderm) as long as they did not alter their dosage level or frequency. Subjects who entered the trial had to have a score of at least 4 on the 11-point numerical pain scale. We completed the analysis of data from this clinical trial in February 2004.
     We assessed several end points in this clinical trial, including mean daily pain severity as measured on the 11-point numerical pain scale, pain relief, a responder analysis and changes in the responses to the McGill Pain Questionnaire. While none of the results was statistically significant, the results of the responder analysis were the most compelling. In the responder analysis, subjects were required to show at least a 30% reduction in their pain as compared to placebo for the duration of the study. The results indicated a desirable rank order of the combination being more effective than either amitriptyline or ketamine alone or placebo. The cream was well-tolerated by a majority of the subjects, and no significant adverse reactions were observed. Based on a review of our Phase II clinical trial results, the FDA concurred in our End of Phase II meeting that we design our Phase III clinical trial as a responder analysis.
     Dose-Response Clinical Trial. In the United States, we conducted a Phase II placebo-controlled dose-response clinical trial in subjects recruited from 21 pain centers to determine an effective clinical dose of EpiCept NP-1. The trial included 251 subjects with post-herpetic neuralgia who had been suffering significant pain for at least three months. We tested two dosage formulations, one containing a 4% concentration of amitriptyline and a 2% concentration of ketamine, which we refer to as “high-dose” and one containing a 2% concentration of amitriptyline and a 1% concentration of ketamine, which we refer to as “low-dose,” as compared to placebo. Subjects were allowed to continue on their current pain medications as long as they did not alter their dosage level or frequency. Subjects who entered the trial had to have a score of at least 4 on the 11-point numerical pain scale. All subjects initially received the high-dose formulation twice daily for seven days. Responders, which were defined in the initial phase of this clinical trial as those experiencing a one point or greater drop on the 11-point numerical pain scale for three or more days, were then randomized into one of three study arms (high-dose, low-dose or placebo). Each study arm applied the applicable formulation of EpiCept NP-1 or placebo twice daily for an additional 14 days. We completed the analysis of the data from this clinical trial in August 2003.
     The primary endpoint was the baseline average daily pain score compared to the average daily pain score at day 21, measured on the 11-point numerical pain scale. We measured the score for a 14 day period beginning on the day the subjects were randomized. The clinical trial’s primary objective was to determine if the subjects in either the high-dose or low-dose groups experienced better analgesia as reflected by lower pain intensity scores over the length of the trial. Secondary endpoints included pain relief, sleep quality and patient global satisfaction, all measured on the 11-point numerical scale.
     The clinical trial results indicated that the high-dose formulation of EpiCept NP-1 met the primary endpoint for the trial and resulted in a statistically significant reduction in pain intensity and increase in pain relief as compared to placebo. We also observed a dose-related effect, i.e. the subjects receiving the high-dose formulation had more favorable results than the subjects receiving the low-dose formulation. In addition, the subjects receiving the high-dose formulation reported better sleep quality and greater overall satisfaction than subjects receiving placebo. In addition, we observed a greater number of “responders,” which for purposes of the responder analysis conducted during the 14-day period were defined as subjects with a two or more point drop in average daily pain scores on the 11-point numerical pain scale. No significant adverse reactions were observed other than skin irritation and rash, which were equivalent to placebo.
     After the completion of the two Phase II trials, we conducted open label trials in which participants in the clinical trials could continue to use the low-dose formulation for a period of up to one year. The low-dose formulation was well-tolerated and detectable blood concentration levels of the active ingredients were insignificant, which is indicative of the safety and potential long term efficacy of the product.
     The results of its Phase II clinical trials helped us decide to use the high-dose formulation of EpiCept NP-1 in its Phase III clinical trials.
     Current Clinical Initiatives. EpiCept held an End of Phase II meeting with the FDA in April 2004 to discuss the Phase II clinical trial results and the protocols for its planned Phase III clinical trials. In that meeting, the FDA accepted our stability data and manufacturing plans for the combination product, as well as toxicology data on ketamine from studies conducted by others and published literature. The FDA also confirmed that the proposed New Drug Application, (“NDA”) would qualify for a Section 505(b)(2) submission (for details on this submission process, see “Item 1. Business — Government Regulation — United States — Section 505(b)(2) Drug Applications” below). In addition, the FDA approved our Phase III clinical trial protocol and indicated that a second factorial Phase III clinical trial would be required. The FDA also requested that we conduct an additional pharmacokinetic trial to assess dermal absorption of ketamine and outlined the parameters for long-term safety studies for the high-dose formulation. The pharmacokinetic clinical trial will involve applying the cream twice daily and measuring blood concentration levels of amitriptyline and ketamine over 48 hours.
     We will work with the FDA to develop an appropriate toxicology program for amitriptyline and ketamine where existing data is not available. We initiated a supplemental toxicology study in the third quarter of 2004 related to the application of EpiCept NP-1 on the skin. The duration of the study and the number and types of animals to be tested will be determined during further discussions with the FDA.
     In addition, we plan to commence our Phase III clinical trial in the United States during 2006 with at least 800 subjects with PHN. The enrollment of these subjects could take up to one year to complete. This Phase III clinical trial will test the high-dose formulation against each component used alone and by a placebo control. We expect to utilize primarily the same endpoints that we used in its Phase II clinical trial conducted in the United States. A responder analysis based on pain intensity and pain relief, as well as sleep and patient global satisfaction, will be assessed over the eight-week duration of the clinical trial.

  Surgical Pain
     According to Datamonitor’s study “Postoperative Pain,” published in April 2004, there are over 53 million surgical procedures conducted annually in the United States. Traditional post-surgical pain treatment usually begins with the application of a local anesthetic at the surgical incision site during the surgery. The pain relief provided by the anesthetic applied during surgery typically wears off within the first two hours. Pain relief is then provided by a combination of oral or injectible narcotic analgesics and NSAIDs, with accompanying adverse side effects and drug to drug interactions.
     LidoPAIN SP. LidoPAIN SP is a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound. The LidoPAIN SP patch contains a 10% concentration of lidocaine and is intended to be applied as a single administration over one to three days. LidoPAIN SP can be targeted for use following both inpatient and ambulatory surgical procedures, including among others: hernia repair, plastic surgery, puncture wounds, biopsy, cardiac catheterization and tumor removal.
     Currently, there is no marketed product similar to LidoPAIN SP, and we believe that we would be the first sterile prescription analgesic patch on the market. If approved, we believe LidoPAIN SP would offer the following favorable attributes:
•	safety and ease of use;

•	sterility on a sutured wound;

•	reduced need for systemically-delivered narcotic analgesics and NSAIDs;

•	single administration for one to three days;

•	minimal adverse side effects, including no observed nausea or vomiting;

•	additive therapy to systemically-delivered analgesics;

•	no drug to drug interactions; and

•	no wound healing interference.
     Clinical Development. In December 2001, we initiated a randomized, double-blind, placebo-controlled Phase II clinical trial in 221 subjects who underwent hernia repair. We conducted the clinical trial in nine surgical centers in Germany. Subjects were randomized to receive two different doses of lidocaine, 9.5% and 3.5%, or placebo, in a patch applied once each day for two days. Subjects were not allowed to take any supplemental analgesics. We completed the analysis of this clinical trial in January 2003.
     The primary endpoint was subject pain self-assessment at various intervals during the 48-hour period following the subject’s surgery and the secondary endpoint was the number of “rescues,” i.e. subjects receiving systemically-delivered analgesics to alleviate pain. The results of this trial indicate that the 9.5% formulation of LidoPAIN SP provided a statistically significant analgesic effect in the subjects. A dose-related response was also observed, with subjects receiving the higher dose reporting a greater reduction in pain and fewer rescues. No significant adverse reactions were observed.
     Current Clinical Initiatives. We initiated dosing for a Phase III clinical trial in Europe during the fourth quarter of 2004. The clinical trial is a randomized, double-blind, placebo-controlled trial in which approximately 500 subjects who underwent hernia repair will receive one LidoPAIN SP patch or a placebo patch, for 48 hours. The primary endpoint is self-assessed pain intensity at various times from 4 to 24 hours. The secondary endpoints include pain intensity over the 48-hour duration of the study, global satisfaction and the use of rescue medications. We believe that this clinical trial will be adequate for European registration, but we anticipate that we will need to conduct additional clinical trials in Europe in order to broaden the product labeling. We remain responsible for continuing and completing its ongoing dermal sensitivity study for LidoPAIN SP, but Adolor is responsible for further clinical trials and managing the approval process in North America under our strategic alliance with them. Adolor has announced that it has initiated a Phase II clinical trial and that it plans to conduct Phase III clinical trials in the United States.
  Back Pain
     In the United States, 80% of the U.S. population will experience significant back pain at some point. Back pain ranks second only to headaches as the most frequent pain people experience. It is the leading reason for visits to neurologists and orthopedists and the second most frequent reason for physician visits overall. Both acute and chronic back pain are typically treated with NSAIDs, muscle relaxants or opioid analgesics. All of these drugs can subject the patient to systemic toxicity, significant adverse side effects and drug to drug interactions.
     LidoPAIN BP. LidoPAIN BP is a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain of moderate severity of less than three months duration. The LidoPAIN BP patch contains 140 mg of lidocaine in a 19.0% concentration, is intended to be applied once daily and can be worn for a continuous 24-hour period. The patch’s adhesive is strong enough to permit a patient to move and conduct normal daily activities but can be removed easily.
     If approved, we believe LidoPAIN BP would offer the following favorable attributes:
•	safety and ease of use;

•	reduced need for treatment with NSAIDs, muscle relaxants and narcotic analgesics;

•	once daily administration;

•	minimal adverse side effects; and

•	no drug to drug interactions.
     LidoPAIN BP is designed to treat acute or recurrent lower back pain. As part of our strategic alliance with Endo, we licensed to Endo certain of our patents to enable Endo to develop a patch for the treatment of chronic lower back pain. The significant differences between LidoPAIN BP and Endo’s product, Lidoderm, are as follows:
•	LidoPAIN BP is designed for 24-hour use whereas Lidoderm is approved for 12-hour use;

•	LidoPAIN BP is made with a stronger adhesive;

•	LidoPAIN BP contains a higher concentration of lidocaine (19.0% v. 5.0%); and

•	LidoPAIN BP is designed to provide earlier onset of action.
     Clinical Development. In May 2001, we initiated a placebo-controlled dose-response Phase IIa clinical trial in the United States. In this clinical trial, we tested two dosage formulations of LidoPAIN BP (70mg or 140mg Lidocaine) compared to placebo. Each patch was applied once daily for three days to 43 subjects with acute lower back pain of at least moderate intensity. Subjects abstained from other analgesics and other therapeutic regimens.
     We completed the analysis of this clinical trial in August 2003. The primary endpoint was pain intensity measured by a 5-point numerical pain scale where 0 indicated no pain and 5 indicated severe pain. Pain measurements were made at various times over the three-day duration of the trial. EpiCept assessed a number of secondary endpoints, including pain relief, muscle stiffness and global satisfaction. The trial demonstrated a dose-related statistically significant reduction in back pain intensity and muscle stiffness as well as increase in pain relief from the initiation of the trial.
     In January 2002, we initiated a double-blind, placebo-controlled Phase IIb clinical trial in three centers in the United States. In this clinical trial, we tested a LidoPAIN BP patch measuring 150 sq. cm. with a 19.0% concentration of lidocaine. Each patch was applied once daily for three days to 198 subjects with acute lower back pain of at least moderate intensity. Subjects abstained from other analgesics and other therapeutic regimens.
     Although the results at two of the three centers in this study did indicate that LidoPAIN BP had a greater analgesic effect as compared to the placebo control, the results at a third center were contradictory. At that center, the trial subjects who received placebo reported an analgesic effect that exceeded the analgesic effect reported by the subjects receiving LidoPAIN BP. After the trial, our consultant concluded that the unusually large placebo effect reported at this center most likely resulted because many of the subjects may have been concerned that a failure to report an analgesic effect would result in a loss of the stipend offered as compensation for participation in the trial. Due to the results reported at this center, this clinical trial did not demonstrate a statistically significant analgesic effect.
     Current Clinical Initiatives. Based on the results from the Phase I and Phase II clinical trials, we are designing a new pivotal Phase IIb clinical trial, which it expects to commence in the second half of 2006. Our new trial will be designed to address the issues raised in previous Phase IIb clinical trial. The trial will be longer and will have more stringent enrollment criteria. Under our strategic alliance with Endo, we remain responsible for the development of LidoPAIN BP, including all clinical trials and regulatory submissions. EpiCept has requested an End of Phase II meeting with the FDA.
Other Product Candidates
EpiCept MP/DP
     EpiCept MP/DP is a spray gel matrix of morphine and lidocaine for the treatment of oral mucositis and dental pain. A spray gel matrix is a liquid spray that solidifies upon contact with a warm surface. Oral mucositis is an inflammation of the mucosa of the mouth that ranges from redness to severe ulceration and typically results from chemotherapy and radiation therapy. It is anticipated that other clinical uses will be considered to expand upon the initial indications being studied. The FDA cleared EpiCept’s IND for EpiCept MP/DP in July 2001, and we completed a Phase IIa clinical trial on dental pain subjects in Europe in April 2002. Preliminary results have indicated that the product is well tolerated and provided a longer duration of pain relief compared to lidocaine by itself. We intend to continue dose ranging and dose optimization trials.
LidoPAIN TV
     LidoPAIN TV is a topical lidocaine patch applied to the periauricular skin region (behind the ear) for the treatment of tinnitus. This product releases doses of lidocaine into nerve endings located behind the ear. Tinnitus is characterized by a constant or intermittent hissing, buzzing or ringing noise in the ear that affects over 50 million Americans. There are many causes of tinnitus, including defects in nerve conduction, however, there are no currently approved treatments. We completed a European Phase II clinical trial in subjects with tinnitus in May 2002. Subjects utilizing the LidoPAIN TV patch perceived a beneficial effect as compared to subjects given the placebo patch.
LidoPAIN HM
     LidoPAIN HM is a topical lidocaine patch applied to the forehead for the treatment of headaches. LidoPAIN HM releases analgesic doses of lidocaine directly into the trigeminal nerve, a nerve located in the face and forehead, stimulating the coverings (meninges) of the brain, which is believed to be a cause of migraine pain. The FDA cleared EpiCept’s IND for LidoPAIN HM in January 2001, and we completed a Phase II clinical trial for LidoPAIN HM in headache subjects. Our initial pilot study indicated that the patch was well tolerated and demonstrated statistically significant efficacy of the lidocaine patch over the placebo patch. A second larger study was unable to replicate those results. We intend to continue clinical trials to establish efficacy of this product candidate in various types of headache pain.
EpiCept’s Strategy
     Our objective is to address unmet medical needs in pain management by developing a broad portfolio of topically-delivered prescription analgesics for the treatment of moderate-to-severe pain where existing treatments are ineffective or cause significant adverse side effects. To achieve this objective, the key elements of our strategy are to:
•	Focus our development efforts on topically-delivered analgesics targeting peripheral nerve receptors. We intend to leverage our pain management expertise by developing proprietary products that target peripheral nerve receptors as a novel mechanism to effectively treat both acute and chronic pain, with fewer adverse side effects than conventional oral, injectable or transdermal pain therapeutics. We are developing new patent-protected products for conditions that can be treated by blocking the ability of peripheral nerve receptors to transmit pain messages to the brain.

•	Focus our development efforts on FDA-approved drugs. All of our product candidates utilize several proprietary formulations and topical delivery technologies to administer FDA-approved analgesics. We believe using FDA-approved analgesics reduces the risks associated with new drug development, lowers development costs and speeds time-to-market.

•	Opportunistically enter into development and commercialization alliances for our products. We plan to market products for which it obtains regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third-party collaborators. We may also consider contracting with a third party professional pharmaceutical sales organization to perform the marketing function for its products. Where appropriate, we plan to retain certain rights to the development and commercialization of its product candidates and build our own internal sales and marketing capabilities in order to retain a greater share of any potential revenues. We believe that our current approach allows us maximum flexibility of selecting the marketing method that will optimize market penetration and commercial acceptance of our products and enable us to avoid developing a large internal sales and marketing organization.
EpiCept’s Strategic Alliances
     EpiCept has established strategic alliances with Adolor with respect to EpiCept’s LidoPAIN SP product candidate for the treatment of pain associated with surgical incisions and with Endo with respect to EpiCept’s LidoPAIN BP product candidate for the treatment of lower back pain. These strategic alliances are designed to provide EpiCept with operating capital and supplement EpiCept’s development and marketing capabilities. EpiCept intends to selectively pursue additional strategic alliances as appropriate.
  Adolor
     In July 2003, EpiCept entered into a license agreement with Adolor under which EpiCept granted Adolor the exclusive right to commercialize a sterile topical patch containing an analgesic alone or in combination, including without limitation, LidoPAIN SP, throughout North America. Upon the execution of the Adolor agreement, EpiCept received a non-refundable payment of $2.5 million, which has been deferred and is being recognized as revenue ratably over the estimated product development period. In September 2005, the Company received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a U.S. Phase II trial of LidoPAIN SP. Under the Adolor agreement, Adolor is obligated to pay the Company additional non-refundable payments of up to $14.5 million that become due upon the achievement of various milestones relating to product development and regulatory approval. Under the agreement, EpiCept will also receive royalties from Adolor based on the net sales of licensed products in North America. These royalties are payable on a country-by-country basis until EpiCept’s last patent covering the licensed product expires or the tenth anniversary of the first commercial sale of licensed product, whichever is later. Under the agreement, Adolor is obligated to pay EpiCept a one time bonus payment of up to $5.0 million upon the achievement of specified net sales milestones of licensed product. The future amount of milestone payments the Company is eligible to receive from Adolor is $19.5 million. There is no certainity that any of these milestones will be achieved or any royalty earned.
     Under the terms of the agreement, Adolor is responsible for conducting further clinical trials and completing the approval process in North America. Adolor is responsible for the supply and manufacture of LidoPAIN SP for commercial use in North America or, at its option, may subcontract these responsibilities to third parties. In October 2004, EpiCept and Adolor entered into an amendment to the license agreement to facilitate their respective clinical development activities. The amendment provided that EpiCept and Adolor would coordinate their independent pre-clinical and clinical activities with respect to the LidoPAIN SP product. In addition, EpiCept agreed to provide Adolor with clinical trial data generated from EpiCept’s clinical trial conducted in Europe and to permit Adolor to use such data for development, regulatory and commercialization of licensed products. Adolor, in turn, agreed to provide EpiCept with certain data generated by Adolor relating to the lidocaine patches manufactured by Corium International, Inc. and to permit EpiCept to use such data for the development, regulatory and commercialization of sterile lidocaine patches. Lastly, the amendment permits EpiCept to enter into an agreement with Corium pursuant to which Corium will manufacture and supply EpiCept’s clinical and commercial supplies of sterile lidocaine patches for use outside North America. EpiCept has not yet entered into any manufacturing or supply agreement with Corium.
     At EpiCept’s option, within 30 days after Adolor’s first filing of an NDA (or foreign equivalent) for LidoPAIN SP or similar product, EpiCept has the right to negotiate with Adolor regarding a co-promotion arrangement in any country in North America in which such filing has been made. However, neither EpiCept nor Adolor is under any obligation to enter into any such arrangement.
     The Adolor license terminates on a country-by-country and licensed product-by-licensed product basis upon the expiration of the royalty obligations in the particular country. Adolor may also terminate the agreement upon 120 days advance written notice to EpiCept, and either Adolor or EpiCept may terminate the agreement upon an uncured material breach by the other or, subject to the relevant bankruptcy laws, upon a bankruptcy event of the other.

  Endo
     In December 2003, EpiCept entered into a license agreement with Endo under which EpiCept granted Endo (and its affiliates) the exclusive (including as to EpiCept and its affiliates) worldwide right to commercialize LidoPAIN BP. EpiCept also granted Endo worldwide rights to use certain of EpiCept’s patents for the development of certain other non-sterile, topical lidocaine patches, including Lidoderm, Endo’s non-sterile topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, EpiCept received a non-refundable payment of $7.5 million, and EpiCept may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development, regulatory approval and commercial success for both EpiCept’s LidoPAIN BP product and Endo’s own back pain product, so long as, in the case of Endo’s product candidate, EpiCept’s patents provide protection thereof. EpiCept will also receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. EpiCept is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified regulatory and net sales milestones of Lidoderm, Endo’s chronic lower back pain product candidate, so long as EpiCept’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
     EpiCept remains responsible for continuing and completing the development of LidoPAIN BP, including conducting all clinical trials (and supplying the clinical products necessary for those trials) and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. EpiCept may subcontract with third parties for the manufacture and supply of LidoPAIN BP. Endo is conducting Phase II clinical trials for its Lidoderm patch and remains responsible for continuing and completing the development, including conducting all clinical trials (and supplying the clinical products necessary for those trials) in connection with that product candidate.
     In the event that EpiCept has obtained regulatory approval of LidoPAIN BP in a particular country and Endo fails to commercialize LidoPAIN BP in that country within three years from the date on which EpiCept receives final regulatory approval in the United States, then the license granted to Endo relating to the commercialization of LidoPAIN BP in that country terminates, and EpiCept will have the right to commercialize or license the product in that country. In that event, EpiCept will be required to pay Endo a royalty on the net sales of LidoPAIN BP in any such country.
     At EpiCept’s option, within 30 days after EpiCept’s first filing of an NDA (or foreign equivalent) for LidoPAIN BP, EpiCept has the right to negotiate a co-promotion arrangement with Endo in any country in which such filing has been made. However, neither EpiCept nor Endo is under any obligation to enter into any such arrangement.
     The license terminates upon the later of the conclusion of the royalty term, on a country-by-country basis, and the expiration of the last applicable EpiCept patent covering licensed Endo product candidates on a country-by-country basis. Either Endo or EpiCept may terminate the agreement upon an uncured material breach by the other or, subject to the relevant bankruptcy laws, upon a bankruptcy event of the other.
Manufacturing
     EpiCept has no in-house manufacturing capabilities. EpiCept intends to outsource all of its manufacturing activities for the foreseeable future. EpiCept believes that this strategy will enable it to direct operational and financial resources to the development of its product candidates rather than diverting resources to establishing a manufacturing infrastructure.
     EpiCept has entered into arrangements with qualified third parties for the formulation and manufacture of its clinical supplies. EpiCept intends to enter into additional written supply agreements in the future and is currently in negotiations with several potential suppliers. EpiCept generally purchases its supplies from its current suppliers pursuant to purchase orders. EpiCept plans to use a single, separate third party manufacturer for each of its product candidates that it is responsible for manufacturing. In some cases, the responsibility to manufacture product, or to identify suitable third party manufacturers, may be assumed by EpiCept’s licensees. For example, under the Adolor agreement, Adolor is responsible for the manufacture of the commercial supply of LidoPAIN SP in North America. EpiCept may source LidoPAIN SP for marketing outside of North America from Adolor or Adolor’s third party supplier. Alternatively, EpiCept can separately arrange for other third party suppliers to manufacture the commercial supply of LidoPAIN SP outside North America. Pursuant to the October 2004 amendment to the Adolor agreement, Adolor has agreed to permit EpiCept to enter into an agreement with Corium pursuant to which Corium would manufacture and supply EpiCept’s clinical and commercial supplies of sterile lidocaine patches for EpiCept’s use outside North America. EpiCept has not yet entered into any manufacturing or supply agreement with Corium.
     EpiCept cannot assure you that its current manufacturers can successfully increase their production to meet full commercial demand. EpiCept believes that there are several manufacturing sources available to it, including its current manufacturers, which can meet EpiCept’s commercial supply requirements on commercially reasonable terms. EpiCept will continue to look for and secure the appropriate manufacturing capabilities and capacity to ensure commercial supply at the appropriate time.
Sales and Marketing
     EpiCept does not currently have internal sales or marketing capabilities. In order to commercially market its product candidates if it obtains regulatory approval, EpiCept must either develop an internal sales and marketing infrastructure or collaborate with third parties with sales and marketing expertise. EpiCept has retained full rights to commercialize EpiCept NP-1 worldwide. EpiCept has granted Adolor exclusive commercialization rights for LidoPAIN SP in North America but has also retained the right to negotiate with Adolor a co-promotion agreement for LidoPAIN SP in North America. In addition, EpiCept has granted Endo exclusive worldwide marketing and commercialization rights for LidoPAIN BP but has also retained the right to negotiate with Endo co-promotion rights for LidoPAIN BP worldwide. EpiCept will likely market its products in international markets outside of North America through collaborations with third parties. EpiCept intends to make decisions regarding internal sales and marketing of its product candidates on a product-by-product and country-by-country basis.
Intellectual Property
     EpiCept’s commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of its technologies and drug candidates as well as successfully defending these patents against third-party challenges. EpiCept has various composition of matter and use patents, which have claims directed to its product candidates or methods of their use. EpiCept’s patent policy is to retain and secure patents for the technology, inventions and improvements related to its core portfolio of product candidates. EpiCept currently owns nineteen issued U.S. patents, seven issued foreign patents, and seventeen pending U.S. and foreign patent applications. EpiCept also relies on trade secrets, technical know-how and continuing innovation to develop and maintain its competitive position.
     The following is a summary of the patent position relating to EpiCept’s three late-stage product candidates:
     EpiCept NP-1 — EpiCept owns a U.S. patent with claims directed to a formulation containing a combination of amitriptyline and ketamine, which can be used as a treatment for the topical relief of pain, including neuropathic pain, that expires in August 2021. EpiCept also has a license to additional patents, which expire in September 2015 and May 2018, and which have claims directed to topical uses of tricyclic antidepressants, such as amitriptyline, and NMDA antagonists, such as ketamine, as treatments for relieving pain, including neuropathic pain. Additional foreign patent applications are pending related to EpiCept NP-1 in many major pharmaceutical markets outside the United States.
     LidoPAIN SP — EpiCept owns two U.S. patents that have claims directed to the topical use of a local anesthetic or salt thereof, such as lidocaine, for the prevention or relief of pain from surgically closed wounds, in a hydrogel patch, which expire in October 2019. Additionally, EpiCept owns a pending U.S. patent application that is directed to a breathable, sterile patch that can be used to treat pain caused by various types of wounds, including surgically closed wounds. EpiCept has foreign patent applications pending relating to LidoPAIN SP in many major pharmaceutical markets outside the United States.
     LidoPAIN BP — EpiCept owns a U.S. patent that has claims directed to the use and composition of a patch containing a local anesthetic, such as lidocaine, to topically treat back pain, myofascial pain and muscular tensions, which expires in July 2016. Equivalent foreign patents have been granted in many major European pharmaceutical markets.
     EpiCept also seeks to protect its proprietary information by requiring its employees, consultants, contractors, outside partners and other advisers to execute, as appropriate, nondisclosure and assignment of invention agreements upon commencement of their employment or engagement. EpiCept also requires confidentiality or material transfer agreements from third parties that receive its confidential data or materials.
     EpiCept also relies on trade secrets to protect its technology, especially where EpiCept does not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While EpiCept uses reasonable efforts to protect its trade secrets, its employees, consultants, contractors, partners and other advisors may unintentionally or willfully disclose information to competitors. Enforcing a claim that a third party illegally obtained and is using trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, EpiCept’s competitors may independently develop equivalent knowledge, methods and know-how.
     The pharmaceutical, biotechnology and other life sciences industries are characterized by the existence of a large number of patents and frequent litigation based upon allegations of patent infringement. While EpiCept’s drug candidates are in clinical trials, and prior to commercialization, EpiCept believe its current activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States and Section 55.2(1) of the Canadian Patent Act, each of which covers activities related to developing information for submission to the FDA and its counterpart agency in Canada. As EpiCept’s drug candidates progress toward commercialization, the possibility of an infringement claim against EpiCept increases. While EpiCept attempts to ensure that our drug candidates and the methods we employ to manufacture them do not infringe other parties’ patents and other proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights.
     For a discussion of the risks associated with our intellectual property, see Item 1A. “Risk Factors — Risks Relating to Intellectual Property.”
License Agreements
     We have in the past licensed and will continue to license patents from collaborating research groups and individual inventors.
  Cassel
     In October 1999, we acquired from Dr. R. Douglas Cassel certain patent applications relating to technology for the treatment of surgical incision pain. On July 16, 2003, this royalty agreement was amended. Pursuant to this agreement, we have agreed to pay Dr. Cassel a fee of $4,000 per month until July 2006. We will also pay Dr. Cassel royalties based on the net sales of any of its products for the treatment of pain associated with surgically closed wounds. The $4,000 per month fee will be credited towards these royalty payments. The royalty obligations will terminate upon the expiration of the last to expire acquired patent. As part of the royalty arrangement, we have engaged Dr. Cassel as a consultant, for which he is paid on a per diem basis. Dr. Cassel provides us with general scientific consulting services, particularly with respect to the development and commercialization of LidoPAIN SP. Dr. Cassel has also granted us an option to obtain, on mutually agreeable terms, an exclusive, worldwide license to any technology discovered by Dr. Cassel outside of his performance of services for us.
  Epitome
     In August 1999, we entered into a sublicense agreement with Epitome Pharmaceuticals Limited under which EpiCept has an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia. This technology has been incorporated into EpiCept NP-1. We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. We are obligated to make payments to Epitome upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. At the end of each year in which there has been no commercially sold products, we will be obligated to pay to Epitome a maintenance fee that is equal to twice the fee paid in the previous year, or Epitome will have the option to terminate the contract. The sublicense terminates upon the expiration of the last to expire licensed patents. The sublicense may be terminated earlier under specified circumstances, such as breaches, lack of commercial feasibility and regulatory issues. EpiCept paid a maintenance fee of $0.2 and $0.1 million in 2005 and 2004, respectively.

Government Regulation
  United States
     The FDA and comparable state and local regulatory agencies impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our product candidates. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, (“FFDCA”), and implementing regulations. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:
•	completion of extensive pre-clinical laboratory tests, pre-clinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice (“GLP”), regulations;

•	submission to the FDA of an Investigational New Drug (“IND”) application that must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of an NDA to the FDA;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced to assess compliance with current GMP, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.
     The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.
     Pre-clinical Activities. Pre-clinical activities include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of pre-clinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission before each clinical trial can begin. Further, an independent institutional review board (“IRB”), for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center, and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice (“GCP”), regulations and regulations for informed consent of subjects.
     Clinical Trials. For purposes of NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:
•	Phase I: Studies are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in subjects. In some cases, a sponsor may decide to run what is referred to as a “Phase Ib” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

•	Phase II: Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some instances, a sponsor may decide to run what is referred to as a “Phase IIa” clinical trial, which is designed to provide dose-ranging and additional safety and pharmaceutical data. In other cases, a sponsor may decide to run what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•	Phase III: These are commonly referred to as pivotal studies. When Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.
     In some cases, the FDA may give conditional approval of an NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.
     New Drug Application (“NDA”). The results of drug candidate development, pre-clinical testing, chemistry and manufacturing controls and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. Once issued, the FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.
     Satisfaction of FDA regulations and requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, if at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific usages, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm its business. In addition, we cannot predict what additional governmental regulations may arise from future U.S. governmental action.
     Any drugs manufactured or distributed by us or its collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to potential legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers, will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt EpiCept’s clinical trials, require EpiCept to recall a drug from distribution, or withdraw approval of the NDA for that drug.

     The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.
     Section 505(b)(2) Drug Applications. Once an FDA-approved new drug is no longer patent-protected, another company may sponsor a new indication, a new use or put the drug in a new dosage form. Each new indication from a different company requires an NDA filing. As an alternate path to FDA approval for new or improved formulations of previously approved products, a company may file a Section 505(b)(2) NDA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. However, this NDA does not have to contain all of the information or data that was submitted with the original NDA because of the FDA’s prior experience with the drug product. An original NDA for an FDA-approved new drug would have required numerous animal toxicology studies that have been reviewed by the FDA. These can be referenced in the 505(b)(2) NDA submitted by the new applicant. Many studies in humans that support the safety of the drug product may be in the published literature. The FDA allows the new sponsor company to submit these publications to support its 505(b)(2) NDA. By allowing the new sponsor company to use this information, the time and cost required to obtain approval for a drug product for the new indication can be greatly reduced. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.
     To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.
  Foreign Regulation
     Whether or not EpiCept obtains FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the United States typically are administered with the three-phase sequential process that is discussed above under “Government Regulation — United States.” However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.
     Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. This authorization is a marketing authorization application (“MAA”). The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure (“MRP”).
     In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators.

Competition
     The pharmaceutical industry, and the pain management sector specifically, is highly competitive and includes a number of established, large and mid-sized pharmaceutical and specialty pharmaceutical companies, as well as smaller emerging companies, whose activities are directly focused on EpiCept’s target markets and areas of expertise. These organizations also compete with us to attract qualified personnel and potential parties for acquisitions, joint ventures or other strategic alliances. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than EpiCept does. Large pharmaceutical companies in particular have extensive experience in clinical testing, obtaining regulatory approvals and drug commercialization. If approved, our product candidates will compete with a large number of products that include over-the-counter treatments, prescription drugs specifically indicated for pain management and prescription drugs that are prescribed off-label. In addition, new developments occur in the pharmaceutical industry at a rapid pace.
     If approved, each of our product candidates will compete for a share of the existing market with products that have become standard treatments recommended or prescribed by physicians.
     We believe that the primary competition for our lead product candidates are as follows:
     EpiCept NP-1. The primary competition for EpiCept NP-1 in the area of post-herpetic neuralgia is Neurontin (gabapentin), which is currently marketed by Pfizer. Gabapentin, the generic equivalent of Neurontin, is now available at a cost substantially below the price of Neurontin. Pfizer has developed a successor product candidate to Neurontin called Lyrica or pregabalin, which has been shown in Phase III clinical trials to effectively treat subjects with neuropathic pain. We also face competition from Endo’s Lidoderm patch, which is currently indicated for post-herpetic neuralgia.
     LidoPAIN SP. The primary competition in the market for acute post-operative pain are narcotic analgesics. Several competitors are seeking product candidates that would be used in combination with opioids to mitigate one or more of the adverse side effects associated with their use. For example, Endo recently announced that the FDA has approved Skyepharma’s NDA for DepoDur for the treatment of pain following major surgery, to which product Endo has licensed the commercial rights. Previously referred to as DepoMorphine, DepoDur is a single dose sustained-release injectable formulation of morphine. Other competitors include Purdue Pharmaceuticals, Johnson & Johnson and Endo.
     LidoPAIN BP. There are a number of competitive products that are used to treat acute lower back pain. We compete with fully-integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have drugs already approved by the FDA or in development and operate larger research and development programs in these fields than we do.
     Although we believe that, if approved, our product candidates will have favorable features for the treatment of their intended indications, existing treatments or treatments currently under clinical development that also receive regulatory approval may possess advantages in competing for market share.
Corporate Information
     We were incorporated in Delaware in March 1993. We have two wholly-owned subsidiaries, EpiCept GmbH, based in Munich, Germany, which is engaged in research and development activities on our behalf and Maxim Pharmaceuticals, Inc. which we acquired on January 4, 2006. Our principal executive offices are located at 270 Sylvan Avenue, Englewood Cliffs, New Jersey, and our telephone number is (201) 894-8980. Our website address is www.epicept.com. Our website, and the information contained in our website, is not a part of this annual report.
Employees
     As of February 14, 2006, EpiCept’s workforce consists of 35 full-time employees, eight of whom hold a Ph.D. or M.D., and one of whom holds other advanced degrees. We have no collective bargaining agreements with our employees and has not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development
     Since our inception, we have made substantial investments in research and development. In the years ended December 31, 2005, 2004 and 2003, we incurred research and development expenses of $1.8 million, $1.8 million and $1.6 million, respectively.
Availability of SEC Filings
     EpiCept has filed reports, proxy statements and other information with the SEC. Copies of EpiCept’s reports, proxy statements and other information may be inspected and copied at the public reference facilities maintained by the SEC at SEC Headquarters, Public Reference Section, 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements and other information regarding EpiCept. The address of the SEC website is http://www.sec.gov. We will also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge available through its website at www.epicept.com as soon as reasonably practicable after filing electronically such material with the SEC. Copies are also available, without charge, from EpiCept Corporation, 270 Sylvan Avenue, Englewood Cliffs, NJ, 07632.

RISK FACTORS
Risks Relating to our Financial Condition
We have had limited operating activities, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
     Our activities to date have been limited to organizing and staffing our operations, acquiring, developing and securing our technology, licensing product candidates, and undertaking preclinical and clinical studies and clinical trials. We have not yet demonstrated an ability to obtain regulatory approval, manufacture products or conduct sales and marketing activities. Consequently, it is difficult to make any predictions about our future success, viability or profitability based on our historical operations.
We have a history of losses, and as a result we may not be able to generate sufficient net revenue from product sales in the foreseeable future.
     We have incurred significant losses since our inception, and we expect that we will experience net losses and negative cash flow for the foreseeable future. Since our inception in 1993, we have incurred significant net losses in each year. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative costs associated with our operations. Our net loss for the fiscal year ended December 31, 2005 was $7.2 million. As of December 31, 2005, our accumulated deficit was $67.7 million. Prior to the merger, Maxim experienced net losses every year since its inception. Maxim’s net losses applicable to common stock were $27.6 million for the fiscal year ended September 30, 2005 As of September 30, 2005, Maxim had an accumulated deficit of approximately $379.1 million. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. Accordingly, we may never generate sufficient net revenue to achieve or sustain profitability.
     We expect to continue to incur increasing expenses over the next several years as we:
•	continue to conduct clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	develop, formulate and commercialize our product candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies or expand the use of our technologies;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.
     We expect that we will have large fixed expenses in the future, including significant expenses for research and development and general and administrative expenses. We will need to generate significant revenues to achieve and maintain profitability. If we cannot successfully develop and commercialize our product candidates, we will not be able to generate significant revenue from product sales or achieve profitability in the future. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels.
We may need substantial additional funding, may be unable to raise additional capital when needed and may not continue as a going concern. This could force us to delay, reduce or eliminate our product development and commercialization activities.
     Developing drugs, conducting clinical trials and commercializing products is time-consuming and expensive. Our future funding requirements will depend on many factors, including:
•	the progress and cost of our clinical trials and other development activities;

•	the costs and timing of obtaining regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patent and other intellectual property rights;

•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any;

•	the costs of establishing sales, marketing and distribution capabilities; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.
     We believe that, after giving effect to the merger and our recent sale of common stock and common stock purchase warrants, our existing cash resources will be sufficient to meet our projected operating requirements through the second quarter of 2007. However, we may need to raise additional capital or incur indebtedness to continue to fund our operations in the future. We cannot assure you that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope of or eliminate some of our development programs, which could delay the time to market for any of our product candidates.
     We may raise additional capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Our ability to raise additional capital will depend on financial, economic and market conditions and other factors, many of which are beyond our control. We cannot be certain that such additional funding will be available upon acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our then-existing stockholders may experience further dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. To the extent that we raise additional capital through collaboration and licensing arrangements, it may be necessary for us to relinquish valuable rights to our product candidates that we might otherwise seek to develop or commercialize independently.
If certain contingent liabilities of Maxim mature into actual liabilities, our cash reserves and financial condition could be adversely affected.
     Maxim was named as a defendant in state and federal stockholder suits that were filed in 2004. The cases were tendered to Maxim’s insurance carrier, which denied coverage. In addition, prior to the merger, on May 3, 2005, plaintiff Carolina Casualty Insurance Company filed a complaint in the United States District Court for the Southern District of California against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, and Maxim’s Board of Directors, seeking a declaratory judgment from the court that Maxim’s D&O insurance policy did not cover losses arising from the state and federal stockholder suits that were filed in 2004.
     We dispute Maxim’s insurance carrier’s denial of coverage and fully intend to enforce our rights under the policy. We also intend to engage in a rigorous defense against Carolina Casualty Insurance Company’s claims. No assurances can be made that we will be successful in enforcing our rights under the policy or defending the pending claims. If we are is not successful in our enforcement of the policy or defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims, and such payments could have a material adverse effect on Maxim’s business, financial condition and results of operations if not covered by Maxim’s insurance carrier.
     On August 19, 2005, prior to the merger, Maxim entered into an agreement with Larry G. Stambaugh, who served as Maxim’s Chairman, President and Chief Executive Officer until January 4, 2006, regarding the forgiveness of all amounts owed (including principal and accrued interest) under a $2,850,000 full recourse, interest bearing, secured revolving promissory note made by Maxim to Mr. Stambaugh on December 8, 2000, as amended on December 8, 2001. The loan was originally made to replace a loan Mr. Stambaugh had with a third-party that was secured by shares of Maxim stock that he owned. The purpose of the loan was to avoid the necessity of Mr. Stambaugh selling Maxim stock during periods of market volatility and was viewed at the time to be in the best interests of Maxim and its stockholders. As reported in Maxim’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, the loan had been written down to zero. This write-down resulted from Maxim’s evaluation of Mr. Stambaugh’s inability to repay the loan, which has been in default since December 2002. On August 3, 2005, Mr. Stambaugh forfeited all collateral securing the loan, including 203,333 shares of Maxim’s common stock and 1,563,667 of options to purchase Maxim’s common stock. Mr. Stambaugh is currently insolvent and unable to repay the outstanding balance of the loan. After extensively reviewing all related facts and circumstances, including Maxim’s then needs, prospects and contingency plans, Mr. Stambaugh’s then assets and liabilities, Maxim’s resulting inability to collect the loan indebtedness, and the best interests of Maxim’s stockholders and creditors, Maxim’s board of directors agreed to forgive the loan. The agreement relating to such forgiveness also provides for the release by Mr. Stambaugh of any and all claims that he may have against Maxim, its officers, directors, stockholders and certain of its other representatives with regard to any claims that he may have arising out of or in connection with the loan. In connection with the loan forgiveness, on August 19, 2005, Maxim entered into an indemnification agreement with Mr. Stambaugh. Pursuant to the indemnification agreement, Maxim agreed to indemnify Mr. Stambaugh for certain excise taxes, if any, under Section 280G and Section 4999 of the Internal Revenue Code of 1986, as amended, that may arise as a result of the forgiveness of the loan. These sections of the Internal Revenue Code relate to so called “golden parachute payments” made to certain individuals in connection with a change in ownership of a business. If the forgiveness of Mr. Stambaugh’s loan is found to be compensation paid contingent upon a change in ownership or control of Maxim, then Mr. Stambaugh will be subject to such excise taxes and EpiCept will be required to indemnify Mr. Stambaugh for such taxes, including the full amount of any additional taxes on the indemnification payments made to Mr. Stambaugh or on his behalf.
Our quarterly financial results are likely to fluctuate significantly, which could have an adverse effect on our stock price.
     Our quarterly operating results will be difficult to predict and may fluctuate significantly from period to period, particularly because we will be a relatively small company with no approved products. The level of our revenues, if any, and results of operations at any given time could fluctuate as a result of any of the following factors:
•	research and development expenses incurred in connection with our license agreement with Endo Pharmaceuticals and other license agreements;

•	results of our clinical trials;

•	our ability to obtain regulatory approval for our product candidates;

•	our ability to achieve milestones under our strategic relationships on a timely basis or at all;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	our ability to establish and maintain a productive sales force;

•	demand and pricing of any products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products;

•	interruption in the manufacturing or distribution of our products;

•	the effect of competing technological and market developments;

•	litigation involving patents, licenses or other intellectual property rights; and

•	product failures or product liability lawsuits.
     Until we obtain regulatory approval for any of our product candidates, we cannot begin to market or sell them. As a result, it will be difficult for us to forecast demand for our products with any degree of certainty. It is also difficult to predict the timing of the achievement of various milestones under our strategic relationships. In addition, we will be increasing our operating expenses as we develop product candidates and build commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.
Our independent registered public accounting firm determined that a material weakness related to our internal controls and procedures existed, which could adversely impact our ability to report our consolidated financial results accurately and on a timely basis.
     As a result of numerous journal entry adjustments and corrections in connection with the audit of our 2004, 2003 and 2002 consolidated financial statements, and the past restatements of those consolidated financial statements, our independent registered public accounting firm communicated a reportable condition constituting a material weakness related to our internal control over financial reporting. The financial statement restatements related to our accounting for revenue recognition, the recording of a contingent reverse stock split, and cash flow reporting of noncash deferred initial public offering costs.
     In connection with their audits of previous years, our independent registered public accounting firm made various recommendations to improve our financial reporting internal controls, including establishing formal technical accounting training for financial personnel, reviewing our internal financial and accounting resources, performing periodic detailed financial analysis of our German subsidiary’s financial results, documenting our conclusions on technical accounting issues and determinations on a timely basis and ensuring the technical proficiency of our audit committee to oversee our financial reporting function. We continue to address these issues and have taken actions related to all of these recommendations. For instance, we hired a Chief Financial Officer in the second quarter of 2004. We also hired a certified public accountant for our finance department in 2005. We have installed a new general ledger system and adopted stricter journal entry authorization procedures. We have improved documentation of our conclusions relating to technical accounting issues and determinations. Since we have had only limited experience with the improvements we have made to date, we cannot assure you that the steps we have taken to date or any future measures will fully remediate the material weakness identified by our independent registered public accounting firm or that we will be successful in implementing and maintaining adequate controls over our financial reporting in the future. We cannot assure you that new material weaknesses or reportable conditions in our financial reporting internal controls will not be discovered in the future. Any failure to remediate any reported material weaknesses or implement required new or improved internal controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial statements, which could result in a decline in value for our stock.
     In addition, for 2006 we will currently be required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and an attestation to, and testing and assessment of, our internal control over financial reporting by our independent registered public accounting firm. While we are executing a plan to ensure the effectiveness of our internal control over financial reporting, our failure to satisfy the requirements of Section 404(a) on a timely basis could result in a decline in the value of our common stock.
Our recurring losses and stockholders’ deficit has raised substantial doubt regarding our ability to continue as a going concern.
     EpiCept’s recurring losses from operations and EpiCept’s stockholders’ deficit raise substantial doubt about EpiCept’s ability to continue as a going concern and as a result EpiCept’s independent registered public accounting firm included an explanatory paragraph in its report on EpiCept’s consolidated financial statements for the year ended December 31, 2005 with respect to this uncertainty. EpiCept will need to raise additional debt or equity capital to fund our product development efforts and to meet our obligations, including servicing our existing indebtedness and performing our contractual obligations under our license agreements and strategic alliances. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.
     Clinical and Regulatory Risks
If we are unable to successfully design, conduct and complete clinical trials, we will not be able to obtain regulatory approval for product candidates, which could delay or prevent us from being able to generate revenue from product sales.
     We currently have no products for sale, and we cannot guarantee you that we will ever have marketable products. Before our product candidates can be commercialized, we or our partners must submit a NDA, to the FDA. The NDA must demonstrate that the product candidate is safe and effective in humans for its intended use. To support our NDAs, we or our partners must conduct extensive human tests, which are referred to as clinical trials. Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources.
     EpiCept currently has several product candidates in various stages of clinical testing. All of our product candidates are prone to the risks of failure inherent in drug development and testing. Product candidates in later-stage clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical testing. In addition, the data collected from clinical trials of our product candidates may not be sufficient to support FDA approval, or FDA officials could interpret the data differently than we do. The FDA may require us or our partners to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during regulatory review.

     Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of our product candidates, may severely harm our business and delay or prevent us from being able to generate revenue from product sales, and our stock price will likely decline.
We may not obtain regulatory clearance to market our product candidates on a timely basis, or at all.
     Our product candidates will be subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA, EMEA, and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA, EMEA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA, EMEA or similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMEA or similar international regulators may also require additional testing for safety and efficacy. Any failure or delay in obtaining these approvals could prohibit or delay us from marketing product candidates. If our product candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these product candidates, and we may not generate revenues from the commercial sale of any of our products.
Clinical trial designs that were discussed with regulatory authorities prior to their commencement may subsequently be considered insufficient for approval at the time of application for regulatory approval.
     We or our partners discuss with and obtain guidance from regulatory authorities on clinical trial protocols. Over the course of conducting clinical trials, circumstances may change, such as standards of safety, efficacy or medical practice, which could affect regulatory authorities’ perception of the adequacy of any of our clinical trial designs or the data we develop from our studies. Changes in circumstances could affect our ability to conduct clinical trials as planned. Even with successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. For example, in May 2004, Maxim announced the results of an international Phase III clinical trial testing the combination of Ceplene plus IL-2 in patients with acute myeloid leukemia, or AML, in complete remission. The primary endpoint of the Phase III trials was achieved using intent-to-treat analysis, as patients treated with the Ceplene plus IL-2 combination therapy experienced a statistically significant increase in leukemia-free survival compared to patients in the control arm of the trial. In January 2005, Maxim announced that based on ongoing correspondence with the FDA, as well as consultations with external advisors, it determined that an additional Phase III clinical trial would be necessary to further evaluate Ceplene plus IL-2 combination therapy for the treatment of AML patients in complete remission before applying for regulatory approval in the United States. We currently anticipate filing an application for approval in Europe during the first half of 2006 based on the results of Maxim’s AML clinical trial. However, we have no assurance that (i) the EMEA or similar regulatory agencies will not require an additional Phase III trial, (ii) the EMEA or similar regulatory agencies would approve regulatory filings for drug approval, or (iii) if an additional Phase III trial is required, that the results from such additional Phase III trial would confirm the results from the first Phase III trial.
If we receive regulatory approval, our marketed products will also be subject to ongoing FDA obligations and continued regulatory review, and if we fail to comply with these regulations, we could lose approvals to market any products, and our business would be seriously harmed.
     Following initial regulatory approval of any of our product candidates, we will be subject to continuing regulatory review, including review of adverse experiences and clinical results that are reported after our products become commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our product candidates will also be subject to periodic review and inspection by the FDA or foreign regulatory agencies. If a previously unknown problem or problems with a product, manufacturing or laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our manufacturers will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we and our manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:
•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications;

•	impose restrictions on operations;

•	close the facilities of manufacturers; or

•	seize or detain products or require a product recall.
     In addition, the policies of the FDA or other applicable regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad.
Even if the FDA approves our product candidates, the approval will be limited to those indications and conditions for which we are able to show clinical safety and efficacy.
     Any regulatory approval that we may receive for our current or future product candidates will be limited to those diseases and indications for which such product candidates are clinically demonstrated to be safe and effective. In addition to the FDA approval required for new formulations, any new indication to an approved product also requires FDA approval. If we are not able to obtain FDA approval for a broad range of indications for our product candidates, our ability to effectively market and sell our product candidates may be greatly reduced and may harm our ability to generate revenue.
     While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by regulatory authorities, our regulatory approvals will be limited to those indications that are specifically submitted to the FDA for review. These “off-label” uses are common across medical specialties and may constitute the best treatment for many patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to delay its approval or refuse to approve a product, the suspension or withdrawal of an approved product from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecutions, any of which could harm our business.
The results of our clinical trials are uncertain, which could substantially delay or prevent us from bringing our product candidates to market.
     Before we can obtain regulatory approval for a product candidate, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies. Clinical trials are very expensive and difficult to design and implement. The clinical trial process is also time consuming. The commencement and completion of our clinical trials could be delayed or prevented by several factors, including:
•	delays in obtaining regulatory approvals to commence or continue a study;

•	delays in reaching agreement on acceptable clinical trial parameters;

•	slower than expected rates of patient recruitment and enrollment;

•	inability to demonstrate effectiveness or statistically significant results in our clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
     We cannot assure you that our planned clinical trials will begin or be completed on time or at all, or that they will not need to be restructured prior to completion. Significant delays in clinical testing will impede our ability to commercialize our product candidates and generate revenue from product sales and could materially increase our development costs. Completion of clinical trials may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:
•	the number of sites included in the trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the duration of follow-up with the patient;

•	the product candidate’s phase of development; and

•	the efficacy and safety profile of the product.
The use of FDA-approved therapeutics in certain of our product candidates could require us to conduct additional preclinical studies and clinical trials, which could increase development costs and lengthen the regulatory approval process.
     Certain of our product candidates utilize proprietary formulations and topical delivery technologies to administer FDA-approved pain management therapeutics. Although the therapeutics utilized in our product candidates are FDA-approved, we may still be required to conduct preclinical studies and clinical trials to determine if our product candidates are safe and effective. In addition, we may also be required to conduct additional preclinical studies and Phase I clinical trials to establish the safety of the topical delivery of these therapeutics and the level of absorption of the therapeutics into the bloodstream. The FDA may also require us to conduct clinical studies to establish that our delivery mechanisms are safer or more effective than the existing methods for delivering these therapeutics. As a result, we may be required to conduct complex clinical trials, which could be expensive and time-consuming and lengthen the anticipated regulatory approval process.
In some instances, we rely on third parties, over which we have little or no control, to conduct clinical trials for our products and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.
     The nature of clinical trials and our business strategy requires us to rely on clinical research centers and other contractors to assist us with clinical testing and certain research and development activities, such as our agreement with Myriad related to the MX90745 series of apoptosis-inducer anti-cancer compounds. As a result, our success is dependent upon the success of these outside parties in performing their responsibilities. Although we believe the contractors are economically motivated to perform on their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by such contractors. If such contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our product candidates could be delayed.
     Pursuant to our license agreement with Adolor for LidoPAIN SP, Adolor is responsible for conducting clinical studies relating to LidoPAIN SP in North America. In addition, Adolor has the exclusive control over, and authority and responsibility for, the North American regulatory strategies relating to LidoPAIN SP, including the preparation and filing of all documents submitted to the FDA. In addition, we expect to rely on our agreement with Myriad related to the MX90745 series of apoptosis-inducer anti-cancer compounds. We may enter into similar agreements from time to time with additional third parties for our other product candidates whereby these third parties undertake significant responsibility for research, clinical trials or other aspects of obtaining FDA approval. As a result, we may face delays if Adolor or these additional third parties do not conduct clinical studies and trials, or prepare or file regulatory related documents, in a timely or competent fashion. The conduct of the clinical studies by, and the regulatory strategies of, Adolor or these additional third parties, over which we have limited or no control, may delay or prevent regulatory approval of our product candidates, which would delay or limit our ability to generate revenue from product sales.
Risks Relating to Commercialization
If we fail to enter into and maintain successful strategic alliances for our product candidates, we may have to reduce or delay our product commercialization or increase our expenditures.
     Our strategy for developing, manufacturing and commercializing potential product candidates in multiple therapeutic areas currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies that have product development resources and expertise, established distribution systems and direct sales forces to advance our development programs and reduce our expenditures on each development program and market any products that we may develop. EpiCept has formed a strategic alliance with Adolor with respect to EpiCept’s LidoPAIN SP product candidate and with Endo with respect to EpiCept’s LidoPAIN BP product candidate and with Myriad with respect to the MX90745 series of apoptosis-inducer anti-cancer compounds. Although we have ongoing discussions with other companies with respect to certain of our product candidates, we may not be able to negotiate additional strategic alliances on acceptable terms, or at all.
     We intend to rely on collaborative partners to market and sell Ceplene in international markets, if approved for sale in such markets. We have not yet entered into any collaborative arrangements with respect to marketing or selling Ceplene with the exception of agreements relating to Australia, New Zealand and Israel. We cannot assure you that we will be able to enter into any such arrangements on terms favorable to us, or at all.
     If we are unable to maintain our existing strategic alliances or establish and maintain additional strategic alliances, we may have to limit the size or scope of, or delay, one or more of our product development or commercialization programs, or undertake the various activities at our own expense. In addition, our dependence on strategic alliances is subject to a number of risks, including:
•	the inability to control the amount or timing of resources that our collaborators may devote to developing the product candidates;

•	the possibility that we may be required to relinquish important rights, including intellectual property, marketing and distribution rights;

•	the receipt of lower revenues than if we were to commercialize such products ourselves;

•	our failure to receive future milestone payments or royalties should a collaborator fail to commercialize one of our product candidates successfully;

•	the possibility that a collaborator could separately move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;

•	the possibility that our collaborators may experience financial difficulties;

•	business combinations or significant changes in a collaborator’s business strategy that may adversely affect that collaborator’s willingness or ability to complete its obligations under any arrangement; and

•	the chance that our collaborators may operate in countries where their operations could be negatively impacted by changes in the local regulatory environment or by political unrest.

If the market does not accept and use our product candidates, we will not achieve sufficient product revenues and our business will suffer.
     Even if we receive regulatory approval to market our product candidates, physicians, patients, healthcare payors and the medical community may not accept and use them. The degree of market acceptance and use of any approved products will depend on a number of factors, including:
•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our products;

•	cost effectiveness of our products relative to competing products;

•	relative convenience and ease of administration;

•	availability of reimbursement for our products from government or healthcare payors; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors.
     Because we expect to rely on sales and royalties generated by our current lead product candidates for a substantial portion of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional funding to continue our other development programs.
Our product candidates could be rendered obsolete by technological change and medical advances, which would adversely affect the performance of our business.
     Our product candidates may be rendered obsolete or uneconomical by the development of medical advances to treat the conditions that our product candidates are designed to address. Pain management therapeutics are the subject of active research and development by many potential competitors, including major pharmaceutical companies, specialized biotechnology firms, universities and other research institutions. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy we developed. Technological advances affecting costs of production could also harm our ability to cost-effectively produce and sell products.
We have no manufacturing capacity and anticipate continued reliance on third parties for the manufacture of our product candidates.
     We do not currently operate manufacturing facilities for our product candidates. We lack the resources and the capabilities to manufacture any of our product candidates. We currently rely on a single contract manufacturer for each product candidate to supply, store and distribute drug supplies for our clinical trials. Any performance failure or delay on the part of our existing manufacturers could delay clinical development or regulatory approval of our product candidates and commercialization of our drugs, producing additional losses and depriving us of potential product revenues.
     If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, the product will need to be manufactured in larger quantities. Since to date our product candidates have only been manufactured in small quantities for preclinical and clinical trials, our third party manufacturers may not be able to successfully increase their manufacturing capacity in a timely or economical manner, or at all. We may be forced to identify alternative or additional third party manufacturers, which may prove difficult because the number of potential manufacturers is limited and the FDA must approve any replacement contractor prior to manufacturing our products. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. If we are unable to successfully increase the manufacturing capacity for a drug candidate in a timely and economical manner, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply, both of which may have an adverse effect on our business.
     Our product candidates require precise, high quality manufacturing. A failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency, or DEA, and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practice and other applicable government regulations and corresponding foreign standards; however, we do not have control over third party manufacturers’ compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. Additionally, third-party manufacturers must pass a preapproval inspection before we can obtain marketing approval for any of our products in development.
     Furthermore, our existing and future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our product candidates. Even if any third party manufacturer or licensee makes improvements in the manufacturing process for our product candidates, we may not own, or may have to share, the intellectual property rights to such innovation. In the event of a natural disaster, equipment failure, power failure, strike or other difficulty, we may be unable to replace our third party manufacturers in a timely manner.
We may be the subject of costly product liability claims or product recalls, and we may be unable to obtain or maintain insurance adequate to cover potential liabilities.
     The risk of product liability is inherent in the development, manufacturing and marketing of human therapeutic products. Regardless of merit or eventual outcome, product liability claims may result in:
•	delays in, or failure to complete, our clinical trials;

•	withdrawal of clinical trial participants;

•	decreased demand for our product candidates;

•	injury to our reputation;

•	litigation costs;

•	substantial monetary awards against us; and

•	diversion of management or other resources from key aspects of our operations.
     If we succeed in marketing our products, product liability claims could result in an FDA investigation of the safety or efficacy of our products or our marketing programs. An FDA investigation could also potentially lead to a recall of our products or more serious enforcement actions, or limitations on the indications for which our products may be used, or suspension or withdrawal of approval.
     Although we currently maintain product liability insurance that covers our clinical trials, we cannot be certain that the coverage limits of the insurance policies or those of our strategic partners will be adequate. We further intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. However, insurance coverage is increasingly expensive. We may not be able to obtain additional insurance or maintain our existing insurance coverage at a reasonable cost or at all. If we are unable to obtain sufficient insurance at an acceptable cost or if a claim is brought against us, whether fully covered by insurance or not, our business, results of operations and financial condition could be materially adversely affected.
The coverage and reimbursement status of newly approved healthcare drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to market our products.
     Our ability to commercialize any products successfully will depend in part on the extent to which reimbursement will be available from governmental and other third-party payors, both in the United States and in foreign markets. Even if we succeed in bringing one or more products to the market, the amount reimbursed for our products may be insufficient to allow them to compete effectively with products that are reimbursed at a higher level. If the price we are able to charge for any products we develop is inadequate in light of our development costs, our profitability would be reduced.

     Reimbursement by a governmental and other third-party payor may depend upon a number of factors, including the governmental and other third-party payor’s determination that the use of a product is:
•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.
     Obtaining reimbursement approval for a product from each third-party and governmental payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to obtain reimbursement.
     Eligibility for coverage does not imply that any drug product will be reimbursed in all cases or at a rate that allows us to make a profit. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not become permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other products or services and may reflect budgetary constraints and/or Medicare or Medicaid data used to calculate these rates. Net prices for products also may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.
     The health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products. There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect reimbursement levels for our future products. In addition, the Centers for Medicare and Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions.
Foreign governments tend to impose strict price controls, which may adversely affect our future profitability.
     In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our profitability would be reduced.
Risks Relating to the Our Business and Industry
Our failure to attract and retain skilled personnel could impair our product development and commercialization efforts.
     Our success is substantially dependent on our continued ability to attract, retain and motivate highly qualified management, scientific and technical personnel and our ability to develop and maintain important relationships with leading institutions, clinicians and scientists. We will be highly dependent upon our key management personnel, particularly John V. Talley, our President and Chief Executive Officer, Robert Cook, our Chief Financial Officer and Dr. Ben Tseng, our Chief Scientific Officer. We will also be dependent on certain scientific and technical personnel. The loss of the services of any member of senior management, or scientific or technical staff may significantly delay or prevent the achievement of product development, commercialization and other business objectives. Messrs. Talley and Cook have entered into employment agreements with EpiCept. However, either of them may decide to voluntarily terminate his employment with us. We will not maintain key-man life insurance on any of our employees.

     We believe that we will need to recruit additional management and technical personnel. There is currently a shortage of, and intense competition for, skilled executives and employees with relevant scientific and technical expertise, and this shortage is likely to continue. The inability to attract and retain sufficient scientific, technical and managerial personnel could limit or delay our product development efforts, which would reduce our ability to successfully commercialize product candidates and our business.
We expect to expand our operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
     We expect to have significant growth in the scope of our operations as our product candidates are commercialized. To manage our anticipated future growth, we must implement and improve our managerial, operational and financial systems, expand facilities and recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert management and business development resources. Any inability to manage growth could delay the execution of our business strategy or disrupt our operations.
Our competitors may develop and market drugs that are less expensive, safer, or more effective, which may diminish or eliminate the commercial success of any of our product candidates.
     The biotechnology and pharmaceutical industries are highly competitive and characterized by rapid technological change. Because we anticipate that our research approach will integrate many technologies, it may be difficult for us to stay abreast of the rapid changes in technology. If we fail to stay at the forefront of technological change, we will be unable to compete effectively. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of different approaches by one or more of our current or future competitors.
     We will compete with Pfizer and Endo in the treatment of neuropathic pain; Purdue Pharmaceuticals, Johnson & Johnson and Endo in the treatment of post-operative pain; and Johnson & Johnson and others in the treatment of back pain. There are also many companies, both publicly and privately held, including well-known pharmaceutical companies and academic and other research institutions, engaged in developing pharmaceutical products for the treatment of life-threatening cancers and liver diseases.
     Our competitors may:
•	develop and market product candidates that are less expensive and more effective than our future product candidates;

•	adapt more quickly to new technologies and scientific advances;

•	commercialize competing product candidates before we or our partners can launch any product candidates developed from our product candidates;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third party licenses and strategic alliances; and

•	take advantage of acquisition or other opportunities more readily than we can.
     We will compete for market share against fully-integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new product candidates that will compete with our product candidates, as these competitors may operate larger research and development programs or have substantially greater financial resources than us. Our competitors may also have significantly greater experience in:
•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	building relationships with key customers and opinion-leading physicians;

•	obtaining and maintaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.
     These and other competitive factors may negatively impact our financial performance.
EpiCept GmbH, our German subsidiary, is subject to various risks associated with its international operations.
     Our subsidiary, EpiCept GmbH, operates in Germany, and we face a number of risks associated with its operations, including:
•	difficulties and costs associated in complying with German laws and regulations;

•	changes in the German regulatory environment;

•	increased costs associated with operating in Germany;

•	increased costs and complexities associated with financial reporting; and

•	difficulties in maintaining international operations.
     Expenses incurred by our German operations are typically denominated in euros. In addition, EpiCept GmbH has incurred indebtedness that is denominated in euros and requires that interest be paid in euros. As a result, our costs of maintaining and operating our German subsidiary, and the interest payments and costs of repaying its indebtedness, increase if the value of the U.S. dollar relative to the euro declines.
Risks Relating to Intellectual Property
If we are unable to protect our intellectual property, our competitors could develop and market products with features similar to our products and demand for our products may decline.
     Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and product candidates as well as successfully defending these patents and trade secrets against third party challenges. We will only be able to protect our intellectual property from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.
     The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. In addition, changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of the combined organization’s intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents.
     The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•	we might not have been the first to make the inventions covered by each of its pending patent applications and issued patents, and we could lose our patent rights as a result;

•	we might not have been the first to file patent applications for these inventions or our patent applications may not have been timely filed, and we could lose our patent rights as a result;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	our issued patents may not provide a basis for commercially viable drugs or therapies, may not provide us with any protection from unauthorized use of our intellectual property by third parties, and may not provide us with any competitive advantages;

•	our patent applications or patents may be subject to interference, opposition or similar administrative proceedings;

•	we organization may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.
     Moreover, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be afforded by our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in U.S. or foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the U.S. Patent and Trademark Office, or USPTO. It is possible that a third party could attempt to challenge the validity or enforceability of EpiCept’s two issued patents related to LidoPAIN SP based upon a short videotape prepared by the inventor more than one year prior to the filing of the initial patent application related to LidoPAIN SP. It is possible that a third party could attempt to challenge the validity and enforceability of these patents based on the videotape and/or its nondisclosure to the USPTO.
     The defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings in the United States are costly, time consuming to pursue and result in diversion of resources. The outcome of these proceedings is uncertain and could significantly harm our business.
     We will also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we will use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific partners and other advisors may unintentionally or willfully disclose its confidential information to competitors. Enforcing a claim that a third party improperly obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
     If we are not able to defend the patent protection position of our technologies and product candidates, then we will not be able to exclude competitors from marketing product candidates that directly compete with our product candidates, and we may not generate enough revenue from our product candidates to justify the cost of their development and to achieve or maintain profitability.
If we are sued for infringing intellectual property rights of third parties, such litigation will be costly and time consuming, and an unfavorable outcome could increase our costs or have a negative impact on our business.
     Our ability to commercialize our products depends on our ability to sell our products without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending applications, which are owned by third parties, exist with respect to the therapeutics utilized in our product candidates and topical delivery mechanisms. Because we are utilizing existing therapeutics, we will continue to need to ensure that we can utilize these therapeutics without infringing existing patent rights. Accordingly, we have reviewed related patents known to us and, in some instances, licensed related patented technologies. In addition, because patent applications can take several years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that the combined organization’s product candidates may infringe. There could also be existing patents of which we are not aware that our product candidates may inadvertently infringe.
     Although we are not aware that any of our product candidates infringe the intellectual property of others, they cannot assure you that this is the case. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their technology, we could face a number of issues that could increase its costs or have a negative impact on its business, including:
•	infringement and other intellectual property claims which, with or without merit, can be costly and time consuming to litigate and can delay the regulatory approval process and divert management’s attention from our core business strategy;

•	substantial damages for past infringement, which we may have to pay if a court determines that our products infringes a competitor’s patent;

•	an injunction prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which the holder is not required to do; and

•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents.
We may be subject to damages resulting from claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
     Many of our employees were previously employed at other biotechnology or pharmaceutical companies, including competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Relating to our Common Stock
We expect that our stock price will fluctuate significantly due to external factors.
     Our common stock trades on the Nasdaq National Market and on the OM Stockholm Exchange. Prior to January 4, 2006, our common stock did not trade on an exchange. Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market prices of the common stock and our ability to raise equity capital in the future.
     The volatility of biopharmaceutical stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:
•	results from and any delays in our clinical trial programs;

•	announcements concerning our collaborations with Adolor and Endo or future strategic alliances;

•	delays in the development and commercialization of our product candidates due to inadequate allocation of resources by our strategic collaborators or otherwise;

•	market conditions in the broader stock market in general, or in the pharmaceutical and biotechnology sectors in particular;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	additions or departures of key personnel;

•	FDA or international regulatory actions affecting us or our industry;

•	issues in manufacturing our product candidates;

•	market acceptance of our product candidates;

•	third party healthcare reimbursement policies; and

•	litigation or public concern about the safety of our product candidates.
     These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise reduce the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.
If the ownership of our common stock continues to be highly concentrated, it may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.
     Our executive officers, directors and their affiliates will beneficially own or control approximately 22.53% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may cause the trading price of our common stock to decline due to investor perception that conflicts of interest may exist or arise.
If securities or industry analysts do not publish research or reports about the combined organization’s business, if they change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, the combined our stock price and trading volume could decline.
     The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.
Future sales of common stock by our existing stockholders may cause our stock price to fall.
     The market price of our common stock could decline as a result of sales by our then existing stockholders in the market after the completion of the merger, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
Provisions of our charter documents or Delaware law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.
     Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove our management. These provisions include:
•	a classified board of directors;

•	a prohibition on stockholder action through written consent;

•	a requirement that special meetings of stockholders be called only by the board of directors or a committee duly designated by the board of directors whose powers and authorities include the power to call such special meetings;

•	advance notice requirements for stockholder proposals and nominations; and

•	the authority of the board of directors to issue preferred stock with such terms as the board of directors may determine.
     In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last three years has owned 15% of voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of us.
     As a result of these provisions in our charter documents and Delaware law, the price investors may be willing to pay in the future for shares of our common stock may be limited.
The requirements of being a public company may strain our resources and distract management.
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the listing requirements of the Nasdaq National Market and the OM Stockholm Exchange The obligations of being a public company will require significant additional expenditures and will place additional demands on our management as we comply with the reporting requirements of a public company. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.
     We have never paid cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our businesses. In addition, the terms of existing or any future debt may preclude us from paying these dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
Maxim has been named as a defendant in litigation that could result in substantial costs and divert management’s attention and resources.
     In October 2001 and May 2002, certain former stockholders of Cytovia filed complaints in California Superior Court in San Diego, against Maxim and two of Maxim’s officers, alleging fraud and negligent misrepresentation in connection with Maxim’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that Maxim has no liability for such claims and awarded recovery of Maxim’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect. In June 2004, the plaintiffs filed an appeal. In December 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. Maxim has filed a petition to the United States Supreme Court seeking further appellate review. In October 2005, Maxim learned that the United States Supreme Court denied Maxim’s request for review. Maxim’s demurrer was overruled, and the defendants filed an answer that denies all material allegations in the amended complaint. The case has been set for trial on June 30, 2006, and the defendants intend to vigorously defend themselves against these claims. The Company will continue to vigorously defend the underlying claims back in the Superior Court.
     On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against Maxim, Larry G. Stambaugh, Maxim’s President and Chief Executive Officer, and Anthony E. Altig, Maxim’s former Vice President Finance and Chief Financial Officer, for alleged violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore. Thereafter two similar complaints were filed in the Southern District of California. These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint. No discovery has been conducted. In October 2005, the United States District Court for the Southern District of California granted the Company’s motion to dismiss the consolidated amended complaint, but granted plaintiffs leave to amend. It is possible that the plaintiffs will exercise their right to file an amended complaint. The cases have been tendered to Maxim’s insurance carrier, Carolina Casualty, which has denied coverage. Maxim disputes the position taken by Maxim’s insurance carrier and fully intends to enforce Maxim’s rights under the policy.
     On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, former Senior Vice President and Chief Scientific Officer, and Maxim’s entire Board of Directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. No discovery has been conducted, and the parties have entered into a stipulation to stay the action pending resolution of a motion to dismiss the federal actions. On October 5, 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff has requested that the court enjoin Maxim’s directors from completing the merger with EpiCept. The amended complaint was rejected by the court, pending the lifting of the stay. The complaint has been tendered to Maxim’s insurance carrier, which has denied coverage. Maxim disputes the position taken by Maxim’s insurance carrier and fully intends to enforce Maxim’s rights under the policy.
     On May 3, 2005, plaintiff Carolina Casualty Insurance Company filed a complaint in the United States District Court for the Southern District of California against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, and Maxim’s entire Board of Directors, seeking a declaratory judgment from the court that Maxim’s D&O insurance policy did not cover losses arising from the state and federal stockholder suits that were filed in 2004. Maxim answered the complaint and filed counterclaims against Carolina Casualty. No discovery has been conducted and the court has issued a stay of the entire proceedings, pending certain events in the federal suit filed by Richard Bassin.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS
     We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
     EpiCept’s facilities consist of approximately 12,700 square feet of research and office space. EpiCept leases 9,600 square feet located at 270 Sylvan Avenue in Englewood Cliffs, New Jersey until September 2006. EpiCept also leases 2,766 square feet in Munich, Germany until August 2007, with an automatic year-long extension for an additional three years. In addition, as a result of the merger on January 4, 2006, with Maxim, EpiCept leases approximately 69,000 rentable square feet of laboratory and office space in three facilities in San Diego, California. Approximately 11,000 rentable square feet of laboratory and office space is subleased to third parties and we are currently pursuing the sublease of an additional 25,000 square feet of our office space in San Diego. We believe that our existing facilities will be adequate to accommodate the implementation of our current business strategies.
ITEM 3. LEGAL PROCEEDINGS
     The following relate to Maxim that was acquired on January 4, 2006.
     In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against Maxim and two of its officers, alleging fraud and negligent misrepresentation in connection with the Maxim’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that Maxim has no liability for such claims and awarded recovery of the Maxim’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect. In June 2004, the plaintiffs filed an appeal. In December 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. In September 2005, plaintiffs filed an amended complaint adding state law securities claims against the defendants. In October 2005, Maxim demurred to this amended complaint on the grounds that the complaint failed to allege any untrue statements, thus rendering each asserted cause of action deficient. Maxim’s demurrer was overruled, and the defendants filed an answer that denies all material allegations in the amended complaint. The case has been set for trial on June 30, 2006, and the defendants intend to vigorously defend themselves against these claims. In the meantime, the case continues in the discovery stages. We intend to vigorously defend our self against these claims.
     On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of other shareholders similarly situated, filed a complaint in the United States District Court for the Southern District of California against Maxim , one officer of Maxim and one former officer of Maxim, alleging violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore. Thereafter two similar complaints were filed in the Southern District of California. These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint. No discovery has been conducted. In October 2005, the United States District Court of the Southern District of California granted Maxim’s motion to dismiss the consolidated amended complaint, but granted plaintiffs leave to amend. It is possible that the plaintiffs will exercise their right to file an amended complaint. The cases have been tendered to Maxim’s insurance carrier, Carolina Casualty, which has denied coverage. We dispute the position taken by the insurance carrier and fully intend to enforce our rights under the policy.
     On October 7, 2004 plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. No discovery has been conducted, and the parties have entered into a stipulation to stay the action pending resolution of the motion to dismiss the federal actions. In October 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger of EpiCept and Maxim. The amended complaint was rejected by the court, pending the lifting of the stay. The complaint has been tendered to our insurance carrier, which has denied coverage. We dispute the position taken by the insurance carrier and fully intend to enforce our rights under the policy.

     On May 3, 2005, plaintiff Carolina Casualty Insurance Company filed a complaint in the United States District Court for the Southern District of California against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, seeking a declaratory judgment from the court that Maxim’s D&O insurance policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004. We answered the complaint and filed counterclaims against Carolina Casualty. No discovery has been conducted and the court has issued a stay of the entire proceedings, pending certain events in the federal suit filed by Richard Bassin.
     We intend to engage in a rigorous defense against such claims. No assurances can be made that we will be successful in its defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Further, regardless of success of the litigation, the litigation itself may result in substantial costs and divert management’s attention and resources, all of which could adversely affect our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On November 15, 2005, a majority in voting power of all issued and outstanding shares of EpiCept’s common stock, a majority in voting power of all issued and outstanding shares of EpiCept’s Series A convertible preferred stock; two-thirds in voting power of all issued and outstanding shares of EpiCept’s Series B convertible preferred stock; and at least 60% in voting power of all issued and outstanding shares of EpiCept’s Series C convertible preferred stock approved by written consent the filing by the Company of a Certificate of Amendment to its Certificate of Incorporation in order to modify the anti-dilution adjustments relating to the Company’s outstanding Series A convertible preferred stock, Series B convertible redeemable preferred stock and Series C convertible redeemable preferred stock subject to the completion of the merger with Maxim.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of January 5, 2006, our common stock has been traded on the Nasdaq National Market. As of January 11, 2006 our common stock has been traded on the OM Stockholm Exchange. The symbol for both exchanges is EPCT. The high and low bid prices for the Common Stock traded on the Nasdaq National Market during the first quarter of 2006 (through March 14, 2006) were $12.00 and $2.00, respectively. The closing price on March 14, 2006 was $3.01.
Price Range of Common Stock
Prior to the completion of the merger with Maxim, Maxim’s common stock traded on both the Nasdaq National Market and the OM Stockholm Exchange under the symbol “MAXM”. The following table shows the high and low sales price for Maxim’s common stock by quarter, as reported by Nasdaq for the periods indicated:

	Price Range
Period	High	Low
Fiscal Year Ended September 30, 2005
First Quarter	$3.70	$1.99
Second Quarter	3.09	1.61
Third Quarter	1.84	1.18
Fourth Quarter	1.65	1.25

Fiscal Year Ended September 30, 2004
First Quarter	$9.00	$5.85
Second Quarter	10.59	7.50
Third Quarter	10.45	7.46
Fourth Quarter	9.60	2.45
     As of March 13, 2006, there were approximately 86 stockholders of record of our common stock. EpiCept has never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2003	2003	2002	2001
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$828	$1,115	$377	$—	$—

Operating expenses:
General and administrative	5,783 (1)	4,408	3,407	3,493	3,394
Research and development	1,846	1,785	1,641	4,874	4,085

Total operating expenses	7,629	6,193	5,048	8,367	7,479

Loss from operations	(6,801)	(5,078)	(4,671)	(8,367)	(7,479)
Other income (expense), net	(698)	(2,806)	(5,364)	(1,509)	186

Loss before benefit for income taxes	(7,499)	(7,884)	(10,035)	(9,876)	(7,293)
Benefit for income taxes	284	275	74	225	278

Net loss	(7,215)	(7,609)	(9,961)	(9,651)	(7,015)
Deemed dividend and redeemable convertible preferred stock dividends	(1,254)	(1,404)	(1,254)	(1,288)	(1,254)

Loss attributable to common stockholders	$(8,469)	$(9,013)	$(11,215)	$(10,939)	$(8,269)

Basic and diluted loss per common share(2)	$(4.95)	$(5.35)	$(6.79)	$(6.63)	$(5.05)

Weighted average shares outstanding(2)	1,710,306	1,683,199	1,650,717	1,649,409	1,637,905

	As of December 31,
	2005		2004	2003	2002	2001
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$403		$1,254	$8,007	$620	$5,356
Working capital (deficit)	(19,735	) (3)	(4,953)	4,518	(933)	4,590
Total assets	2,747		2,627	8,196	951	5,654
Long-term debt	4,705		11,573	10,272	7,085	5,407
Redeemable convertible preferred stock	26,608		25,354	24,099	20,456	19,201
Accumulated deficit	(67,740)		(59,292)	(50,411)	(39,664)	(30,013)
Total stockholders’ deficit	(60,122)		(52,379)	(43,652)	(31,430)	(21,174)

(1)	Includes $1.7 million write off of deferred initial public offering costs.

(2)	On January 4, 2006, there was a one-for-four reverse stock split. All prior periods have been retroactively adjusted to reflect the reverse stock split.

(3)	As of December 31, 2005, debt of approximately $11.5 million was due within 12 months and as a result it was classified as a current liability.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this reports, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
     EpiCept is a specialty pharmaceutical company focused on the development and commercialization of topically-delivered prescription pain management therapeutics. EpiCept has six product candidates in clinical development; three in late-stage development that are ready to enter, or have entered, Phase IIb or Phase III clinical trials, and three that have completed initial Phase II clinical trials. All of EpiCept’s product candidates target moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. EpiCept’s product candidates utilize proprietary formulations and several topical delivery technologies to administer FDA-approved pain management therapeutics, or analgesics.
     EpiCept’s late stage product candidates are:
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
     EpiCept’s objective is to address unmet medical needs in pain management by developing a broad portfolio of topically-delivered prescription analgesics for the treatment of moderate-to-severe pain where existing treatments are ineffective or cause significant adverse side effects. EpiCept has a strategy consisting of three key elements to achieve its objective:
•	focus its development efforts on topically-delivered analgesics targeting peripheral nerve receptors;

•	focus its development efforts on FDA-approved drugs; and

•	opportunistically enter into development and commercialization alliances for its products.
     None of EpiCept’s product candidates has been approved by the FDA or any comparable foreign agencies. EpiCept has yet to generate revenues from product sales. During 2003, EpiCept entered into two agreements, the first in July with Adolor for the development and commercialization of certain products, including LidoPAIN SP in North America, and the second in December with Endo for the worldwide commercialization of certain products, including LidoPAIN BP. EpiCept received a total of $10.0 million in upfront license fees upon the closing of these license agreements. In September 2005, the Company received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a U.S. Phase II trial of LidoPAIN SP. Under these relationships, EpiCept is eligible to receive an additional $102.0 million in milestone payments and, upon receipt of appropriate regulatory approvals, royalties based on net sales of products. There is no assurance that any of these milestones will be earned or any royalties paid. EpiCept’s ability to generate additional revenue in the future will depend on it’s ability to meet development or regulatory milestones under its existing license agreements that trigger additional payments to EpiCept, to enter into new license agreements for other products or territories and to receive regulatory approvals for, and successfully commercialize, its product candidates either directly or through commercial partners.
     Since EpiCept’s inception it has incurred significant net losses each year. EpiCept’s net loss for the year ended December 31, 2005 was $7.2 million and EpiCept had an accumulated deficit of $67.7 million as of December 31, 2005. EpiCept’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. EpiCept’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if EpiCept succeeds in developing and commercializing one or more of its product candidates, EpiCept may never become profitable. EpiCept expects to continue to incur increasing expenses over the next several years as it:
•	continues to conduct clinical trials for its product candidates;

•	seeks regulatory approvals for its product candidates;

•	develops, formulates, and commercializes its product candidates;

•	implements additional internal systems and develops new infrastructure;

•	acquires or in-licenses additional products or technologies or expands the use of its technologies;

•	maintains, defends and expands the scope of its intellectual property; and

•	hires additional personnel.
     EpiCept’s operations to date have been funded principally through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of its New Jersey net operating loss carry forwards.
     EpiCept has two wholly-owned subsidiaries, EpiCept GmbH, based in Munich, Germany, which is engaged in research and development activities on EpiCept’s behalf, and Maxim Pharmaceuticals, Inc. as of January 4, 2006. Historically, a significant amount of EpiCept’s debt was denominated in euros.
Acquisition of Maxim Pharmaceuticals, Inc.
     On January 4, 2006, Magazine Acquisition Corp. (“Magazine”), a wholly owned subsidiary of the Company, completed its merger with Maxim Pharmaceuticals, Inc. (“Maxim”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), among the Company, Magazine and Maxim, dated as of September 6, 2005. Maxim is a biopharmaceutical company dedicated to developing innovative cancer therapeutics.
     Under the terms of the Merger Agreement, Magazine merged with and into Maxim, with Maxim continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. The Merger Agreement provided for EpiCept to issue shares of its common stock to Maxim stockholders in exchange for all of the outstanding shares of Maxim, with Maxim stockholders receiving 0.203969 of a share of EpiCept common stock for each share of Maxim common stock. EpiCept stockholders retained approximately 72%, and the former Maxim stockholders received approximately 28% of outstanding shares of EpiCept’s common stock. EpiCept will account for the merger as an asset acquisition. The transaction valued Maxim at approximately $41.4 million.
     Maxim option holders holding options granted under Maxim’s Amended and Restated 1993 Long Term Incentive Plan (“1993 Plan”), and options granted under the other Maxim stock option plans, with an exercise price of $20.00 per share or less, received options to purchase shares of EpiCept common stock in exchange for the options to purchase Maxim common stock they held at the Maxim exercise price divided by the exchange ratio. Maxim obtained the agreement of each holder of options granted under the 1993 Plan, with an exercise price above $20.00 per share, to the termination of those options immediately prior to the completion of the merger and agreed to take action under the other plans so that each outstanding Maxim option granted under the other Maxim stock option plans that has an exercise price above $20.00 per share terminated on or prior to the completion of the merger.
The merger was unanimously approved by the board of directors of both EpiCept and Maxim. EpiCept filed a registration statement on Form S-4 with the SEC that became effective on November 10, 2005 which included a proxy statement/prospectus and other relevant documents in connection with the proposed merger. The merger is intended to qualify for income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Purchase Price Allocation
     The purchase price has been allocated based on a preliminary valuation of Maxim’s tangible and intangible assets and liabilities based on their fair values (table in thousands):

Cash and cash equivalents	$15,135
Other assets	984
Property and equipment	3,716
Other assets	393
In-process technology	26,754
Intangible assets (assembled workforce)	643
Total current liabilities	(2,437)

Total	$45,188

     The transaction valued Maxim at approximately $41.4 million. Including capitalized costs of $3.8 million to complete the transaction, the total purchase price amounted to approximately $45.2 million. We acquired in-process research and development assets of approximately $26.7 million, which were immediately expensed to research and development. We acquired assembled workforce of approximately $0.6 million, which was capitalized and will be amortized over its useful life of 6 years. We also acquired fixed assets of approximately $3.7 million, which will be amortized over their remaining useful life.
Conversion of Preferred Stock, Warrants and Notes, Loans and Financings
     On January 4, 2006, immediately prior to the completion of the merger with Maxim, we issued common stock to certain stockholders upon the conversion or exercise of all outstanding preferred stock, debt instruments, and warrants. The following tables illustrate the principal balances and the amount of shares issued for each instrument converted into the Company’s common stock:
Preferred Stock:

Series of Preferred Stock	Book Value	Common Shares Issued
A	$8,225,806	1,501,350
B	7,074,259	1,186,374
C	19,533,917	3,375,595

Total	$34,833,982	6,063,319

     The outstanding amount of Series B convertible preferred stock and Series C convertible preferred stock includes accreted dividends through January 4, 2006. Upon the completion of the merger, we recorded a beneficial conversion feature (“BCF”) relating to the anti-dilution rights of each of the Series A convertible preferred stock, the Series B redeemable convertible preferred stock and the Series C redeemable convertible preferred stock (collectively, the “Preferred Stock”) of approximately $2.1 million, $1.7 million, and $4.8 million, respectively related to the conversion of the Preferred Stock. In accordance with EITF Issue No. 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application Of EITF Issue No. 98-5 To Certain Convertible Instruments,” the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006.
Warrants:

	Book Value	Common Shares Issued
Series B Preferred	$300,484	58,229
Series C Preferred	649,473	131,018
2002 Bridge Warrants	3,634,017	3,861,462

March 2005 Senior Note Warrants	35,062	22,096

Total	$4,619,036	4,072,805

Notes, Loans and Financings:

	Book Value	Common Shares Issued (1)
Ten-year, non-amortizing convertible loan due December 31, 2007	$2,418,411	282,885
Convertible bridge loans due October 30, 2006	4,850,000	593,121
March 2005 Senior Notes due October 30, 2006	3,000,000	1,126,758
November 2005 Senior Notes due October 30, 2006	2,000,000	711,691

Total	$12,268,411	2,714,455

(1)	The shares of common stock issued include the conversion of principal and accrued interest. The conversion rates are determined by the underlying debt agreements.
Reverse Stock Split
     On September 5, 2005, EpiCept’s stockholders approved a one-for-four reverse stock split of its common stock, which was contingent on the merger with Maxim. The reverse stock split occurred immediately prior to the completion of the merger. As a result of the reverse stock split, every four shares of Epicept common stock were combined into one share of common stock and any fractional shares created by the reverse stock split were rounded down to whole shares. The reverse stock split affected all of EpiCept’s common stock, stock options and warrants outstanding immediately prior to the effective time of the reverse stock split. The number of authorized shares of common stock was fixed at 50 million upon closing of the merger with Maxim. All references to common stock and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.
Critical Accounting Policies and Estimates
     EpiCept’s discussion and analysis of its financial condition and results of operations are based on EpiCept’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires EpiCept to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. EpiCept reviews its estimates on an ongoing basis. EpiCept bases its estimates on historical experience and on various other assumptions that EpiCept believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While EpiCept’s significant accounting policies are described in more detail in the notes to EpiCept’s financial statements included in this annual report, EpiCept believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements.
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
   Revenue Recognition
     EpiCept recognizes revenue relating to its collaboration agreements in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.
     Our application of these standards requires subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. EpiCept evaluates our collaboration agreements to determine units of accounting for revenue recognition purposes. To date, EpiCept has determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities and, accordingly, do not treat them as a separate element. EpiCept recognizes revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method or ratably over the development period in which EpiCept is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period. Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of EpiCept’s costs are incurred in the latter stages of the development period. EpiCept periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time.
     EpiCept will recognize milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”); (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions is not met, EpiCept will recognize milestones as revenue in accordance with its accounting policy in effect for the respective contract. At the time of a milestone payment receipt, EpiCept will recognize revenue based upon the portion of the development services that are completed to date and defer the remaining portion and recognize it over the remainder of the development services on the proportional or ratable method, whichever is applicable. Through December 31, 2005, EpiCept recognized revenue of $0.2 million from a milestone payment of $0.5 million received from Adolor in September 2005. The remaining amount of $0.3 million has been deferred and will be recognized as revenue ratably over the estimated development period of LidoPAIN SP. When payments are specifically tied to a separate earnings process, revenue will be recognized when the specific performance obligation associated with the payment has been satisfied. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements. Based on an updated development plan received from Adolor, we increased the length of the estimated development period of LidoPAIN SP by fifteen months in the fourth quarter of 2005. As a result of this change in estimate, revenue was adjusted downward by $0.6 million. Future changes in the estimated development period of LidoPAIN SP could increase or decrease revenue recognized to date.
   Royalty Expense
     Upon receipt of marketing approval and commencement of commercial sales, which may not occur for several years, EpiCept will owe royalties to licensors of certain patents. Under a royalty agreement with Dr. R. Douglas Cassel, EpiCept is obligated to pay a royalty based on net sales of any of its products for the treatment of pain associated with surgically closed wounds. Under a sublicense agreement with Epitome Pharmaceuticals Limited that relates to EpiCept NP-1, EpiCept is obligated to pay royalties based on annual net sales derived from the products incorporating the licensed technology. In each case, EpiCept’s royalty obligation expires upon the expiration of the last to expire related patent.
   Stock-Based Compensation
     As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), EpiCept accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), using intrinsic values with appropriate disclosures using the fair value based method.
     Accordingly, EpiCept has recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices that are, for financial reporting purposes, deemed to be below fair market value on the measurement date — generally being the date of grant. In the notes to EpiCept’s consolidated financial statements, EpiCept provides pro forma disclosures required by SFAS No. 123 and related pronouncements. EpiCept accounts for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value.
     In December 2004, FASB issued SFAS 123R. This statement is a revision to SFAS 123, supersedes APB 25, and amends SFAS 95, “Statement of Cash Flows.” SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and requires public companies to recognize such transactions as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the statement on January 1, 2006. On January 4, 2006 the Company issued approximately 2.2 million stock options to its employees and board of directors. Based on the Black-Scholes valuation method (volatility – 83%, risk free rate – 4.28%, dividends – zero, weighted average life – 5 years), the Company estimates $8.8 million of share-based compensation will be recognized as compensation expense over the vesting period, of which approximately $4.4 million will be expensed in 2006.
     Accounting for equity instruments granted by EpiCept requires fair value estimates of the equity instrument granted or sold. If EpiCept’s estimates of fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted in exchange for the receipt of goods or services, EpiCept estimates the value of the equity instruments based upon consideration of factors that EpiCept deems to be relevant at the time using cost, market and/or income approaches to such valuations. Because shares of EpiCept’s common stock had not been publicly traded before January 5, 2006, market factors historically considered in valuing stock and stock option grants include comparative values of public companies discounted for the risk and limited liquidity provided for in the shares EpiCept is issuing, pricing of private sales of EpiCept’s convertible preferred stock, prior valuations of stock grants and the effect of events that have occurred between the time of such grants, economic trends, perspective provided by investment banks and the comparative rights and preferences of the security being granted compared to the rights and preferences of EpiCept’s other outstanding equity. As a result of these factors, some of which are subjective, changes in EpiCept’s estimates of fair market value and volatility could have a significant effect on the determination of stock-based compensation.
     In connection with the grant of stock options to employees, EpiCept recorded deferred stock-based compensation as a component of stockholders’ deficit. Deferred stock compensation for options granted to employees is the difference between the fair value of EpiCept’s common stock on the date such options were granted and their exercise price. EpiCept amortizes this stock-based compensation as charges to operations over the vesting periods of the options, generally 36 months.
     EpiCept recorded $22,000 and $0.4 million in amortization of deferred stock-based compensation in 2005 and 2004, respectively, related to options granted to employees in prior years. The amortization of EpiCept’s deferred stock-based compensation related to options granted in prior years has been completed. EpiCept also recorded approximately $6,200, and $0.1 million of stock-based compensation expense in 2005 and 2004 related to options granted to non-employees in previous years. Stock-based compensation expense for non-employees is recorded based on the fair value method utilizing the Black-Scholes option pricing model. The value of the underlying option is periodically re-measured at each reporting date and income or expense is recognized during the vesting period. Stock-based compensation expense is classified as either research and development expense or general and administrative expense depending on the nature of the compensated services.
   Deferred Financing, Initial Public Offering and Acquisition Costs
     The Company has deferred acquisition costs related to the merger with Maxim. Such costs will be considered in the accounting for the purchase price of Maxim. Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. These costs are capitalized and amortized on a straight-line basis (which approximates the effective interest method) over the life of the applicable financing. Deferred initial public offering costs of $1.7 million were expensed during the second quarter of 2005 following the withdrawal of the Company’s initial public offering in May.
   Derivatives
     As a result of certain financings, derivative instruments were created that EpiCept has measured at fair value and marks to market at each reporting period. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including EpiCept’s cost of capital, risk free rate of return, volatility in the fair value of EpiCept’s stock price, future foreign exchange rates of the U.S. dollar to the euro and future profitability of EpiCept’s German subsidiary. At each reporting date, EpiCept reviews applicable assumptions and estimates relating to fair value and records any changes in the statement of operations.
   Beneficial Conversion Feature of Certain Instruments
     The convertible feature of certain financial instruments provide for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature (“BCF”). Pursuant to EITF Issue No. 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application Of EITF Issue No. 98-5 To Certain Convertible Instruments,” the estimated fair value of the BCF is recorded as interest expense if it related to debt or a dividend if it is related to preferred stock. If the conversion feature is contingent, then the BCF is measured but not recorded until the contingency is resolved. The Company’s Senior Notes due October 2006 and the November 2005 Senior Notes due October 2006 both contain contingent BCF’s. Upon closing of the merger with Maxim on January 4, 2006, the contingency was resolved and the Company recorded BCFs of approximately $4.4 million as an additional charge to interest expense. The Company’s Preferred Stock contained anti-dilution provisions. Upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.6 million was recorded as a result of the anti-dilution provisions.
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
Results of Operations
   Years Ended December 31, 2005 and 2004
     Revenues. During 2005 and 2004, the Company recognized deferred revenue of approximately $0.8 million and $1.1 million, respectively, from the upfront licensing fees and milestone payments received from Adolor and Endo. In July 2003, we entered into a license agreement with Adolor relating to certain products, including LidoPAIN SP, which resulted in our receipt of a $2.5 million payment upon signing. In September 2005, the Company received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a Phase II trial of LidoPAIN SP in the United States. Of this payment, $0.2 million was recognized as revenue upon receipt based on the portion of development service already completed and the balance has been deferred and will be recognized as revenue on a straight-line basis over the estimated development period of LidoPAIN SP. During 2005 and 2004, the Company recognized revenue from Adolor of $0.4 million and $0.7, million, respectively. We increased the length of the development period of LidoPAIN SP by fifteen months in the fourth quarter of 2005 based on an updated development plan prepared by Adolor. This change in estimate resulted in a reduction of revenue of $0.6 million in the fourth quarter of 2005. In December 2003, we signed a license agreement with Endo, which resulted in our receipt of a $7.5 million payment upon signing. This payment has also been deferred and is being recognized as revenue on the proportional performance method. During 2005 and 2004, the Company recognized revenue from Endo of $0.4 million and $0.5 million, respectively.
     The current portion of deferred revenue as of December 31, 2005 of $2.8 million represents the Company’s estimate of revenue to be recognized in 2006 related to the upfront payments from Adolor and Endo.
     General and administrative expense. General and administrative expense increased by 31% or $1.4 million to $5.8 million in 2005 from $4.4 million in 2004. The increase is due primarily to the write-off of $1.7 million of deferred initial public offering costs due to the withdrawn initial public offering in May 2005 and a $0.6 million increase in salaries and benefits in 2005 as compared 2004. The increase in salaries and benefits is attributable to the hiring of a chief financial officer in April 2004 and additional personnel to support EpiCept’s anticipated operation as a public company, and to bonuses of approximately $0.5 million in 2005 paid in 2006. These increased expenses were partially offset by a decrease in audit fees, amortization of stock based compensation for options granted to employees, consulting fees and legal fees by $0.4 million, $0.3 million, $0.2 million and $0.1 million, respectively, in 2005 as compared to 2004 .
     Research and development expense. Research and development expense increased by 3% to $1.846 million in 2005 from $1.784 million in 2004. The majority of the increase in research and development expense is due to increased clinical trial, license fee, and manufacturing expenses by $0.2 million, $0.1 million and $0.1 million, respectively, partially offset by lower consulting fees, amortization of stock based compensation and travel by $0.1 million, $0.1 million and $36,000, respectively, in 2005 as compared to 2004. Primary research and development expense in 2005 included costs associated with the Phase III clinical trial of LidoPAIN SP in Germany and ongoing work with respect to the design of pivotal clinical trials for EpiCept NP-1 and LidoPAIN BP. Included in 2005 research and development was a $0.2 million maintenance fee payment relating to EpiCept’s license agreement for NP-1.
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
     For the years ended December 31, 2005, 2004 and 2003, EpiCept incurred the following research and development expense:

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)
Direct Expenses
EpiCept NP-1	$447	$305	$253
LidoPAIN SP	186	359	646
LidoPAIN BP	22	34	4
Other Projects	43	42	37

	698	740	940

Indirect Expenses
Staffing	637	820	816
Other Indirect	306	224	90

	943	1,044	906

Total Research & Development	$1,641	$1,784	$1,846

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

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of expenses accordingly on a prospective basis.
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
Other income (expense). Other income (expense), net, decreased $2.1 million from $2.8 million in 2004 to $0.7 million in 2005. Loan discount and beneficial conversion feature related to the convertible bridge loan in 2002 and 2003 were fully accreted during the first three months of 2004. As a result, interest expense decreased to $1.9 million in 2005 from $2.7 million in 2004, including the loan discount amortization related to the 8% Senior Notes due in 2006 of approximately $0.4 million. Other income (expense) for 2005 included a warrant derivative gain of $0.8 million related to stock purchase warrants issued with the March 2005 Senior Notes. The gain represents the change in fair value of the stock purchase warrants from March 2005 to December 31, 2005. The change in fair value was a result of the withdrawal of the Company’s initial public offering, the merger with Maxim and changes with the warrant terms in connection with the merger. The Company also benefited in 2005 from a stronger U.S. dollar against the euro as compared to 2004. As a result of the higher exchange rate on inter-company borrowings, the Company recorded a foreign currency gain of $0.4 million in 2005 as compared to a loss of $0.2 million in 2004.
     Benefit for Income Taxes. Income tax benefit for the year ended December 31, 2005 and 2004 was $0.3 million. The 2005 income tax benefit consists primarily of a New Jersey state income tax benefit resulting from the sale of a portion of our New Jersey state NOLs.
     The sales of cumulative state NOLs are a result of a New Jersey law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or “sell” their unused New Jersey net operating loss carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. EpiCept received approval from the State of New Jersey to sell NOLs in November 2005 and 2004 and entered into a contract with a third party to sell the NOLs and received cash of approximately $0.2 million and $0.3 million in December 2005 and 2004, respectively.
     Deemed Dividend and Redeemable Convertible Preferred Stock Dividends. Accreted redeemable convertible preferred stock dividends of $1.3 million and $1.4 million in 2005 and 2004, respectively, relate primarily to EpiCept’s Series B and C redeemable convertible preferred stock. In 2004, the Company also recorded a $0.2 million beneficial conversion feature related to a warrant exercise.
     Years Ended December 31, 2004 and 2003
     Revenues. EpiCept recorded $1.1 million in revenue during the year ended December 31, 2004, representing the recognized portion of the deferred revenue from upfront licensing fees received from Adolor and Endo in 2003. In July 2003, EpiCept entered into a license agreement with Adolor relating to certain products, including LidoPAIN SP, which resulted in EpiCept’s receipt of a $2.5 million payment upon signing. This amount has been deferred and is being recognized as revenue on a straight-line basis over the estimated development period of LidoPAIN SP. In December 2003, EpiCept signed a license agreement with Endo, which resulted in EpiCept’s receipt of a $7.5 million payment upon signing. This payment has also been deferred and is being recognized as revenue on the proportional performance method.
     Revenue in the year ended December 31, 2003 amounted to $0.4 million representing the recognized portion of the deferred revenue from the upfront licensing fee received from Adolor in July 2003 and Endo in December 2003.
     General and administrative expense. General and administrative expense increased $1.0 million to $4.4 million from $3.4 million for the years ended December 31, 2004 and 2003, respectively. The increase in general and administrative expense was primarily due to a $1.1 million increase in audit and legal expense and $0.2 million increase in consulting expense partially offset by a $0.2 million decrease in stock-based compensation, a $0.1 million decrease in depreciation and amortization and other individually insignificant expense reductions. EpiCept incurred higher legal and audit expenses during 2004 in preparation for its expected transition to becoming a public company.
     Research and development expense. Research and development expense increased approximately $0.2 million in the year ended December 31, 2004 to $1.8 million compared to $1.6 million during the year ended December 31, 2003. Primary research and development activity during 2004 included preparations leading to the commencement of the Phase III clinical trial of LidoPAIN SP in Germany in November 2004, an End of Phase II meeting with the FDA for EpiCept NP-1, ongoing work with respect to the design of pivotal clinical trials for EpiCept NP-1 and LidoPAIN BP, and the selection of manufacturers for the commercial scale-up of EpiCept’s product candidates. Included in 2004 research and development expense was a $0.1 million maintenance fee payment relating to EpiCept’s license agreement for EpiCept NP-1.
     Research and development expenses during 2003 consisted primarily of salaries and benefits, payments to consultants and clinical trial expenses related to EpiCept NP-1 and LidoPAIN SP. EpiCept completed two Phase II clinical trials for EpiCept NP-1 and one Phase II clinical trial for LidoPAIN SP during 2003.
     Other income (expense). Other expense, net, decreased $2.6 million to $2.8 million for the year ended December 31, 2004 from $5.4 million for the year ended December 31 2003. Loan discount and beneficial conversion feature related to the convertible bridge loan taken in 2002 and early 2003 were fully accreted during the first half of 2004. As a result, interest expense for the year ended December 31, 2004 decreased to $2.7 million from $4.6 million for the year ended December 31, 2003, a decline of $1.9 million. Components of interest expense for 2004 were non-cash charges of $1.3 million related to the accretion of the discount on the convertible bridge loan, $1.1 million in coupon interest payable on loans, $0.1 million increase in additional interest and $0.2 million for the increase in contingent interest on certain debt obligations. Other expense, net, was also affected by net foreign exchange transaction losses related to intercompany debt recognized in 2004 of $0.2 million compared with net foreign exchange transaction losses recognized in 2003 of $0.8 million, a net improvement of $0.6 million. Since a portion of EpiCept’s transactions is denominated in euros, foreign exchange transaction gains and losses result from changes in the exchange rate between the U.S. dollar and the euro during the relevant period.
     Benefit for Income Taxes. Income tax benefit for the year ended December 31, 2004 was $0.3 million compared to a benefit of $0.1 million for the year ended December 31, 2003. The 2004 income tax benefit consists of a New Jersey state income tax benefit resulting from the sale of state NOLs. Income tax benefit for the year ended December 31, 2003 consisted of a $0.1 million New Jersey state income tax benefit reduced by a $31,000 federal income tax expense. EpiCept did not recognize a federal income tax expense for 2004.
     The sales of cumulative state NOLs are a result of a New Jersey law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or “sell” their unused New Jersey net operating loss carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. EpiCept received approval from the State of New Jersey to sell NOLs in November 2004 and 2003 and entered into a contract with a third party to sell the NOLs for approximately $0.3 million and $0.2 million in December 2004 and 2003, respectively.
     Deemed Dividend and Redeemable Convertible Preferred Stock Dividends. In addition to accreted redeemable convertible preferred stock dividends of $1.3 million relating to its Series B and C redeemable convertible preferred stock in 2004 and 2003, EpiCept recorded a beneficial conversion charge of $0.2 million in 2004 related to the exercise of warrants into Series A convertible preferred stock. A total of 74,259 warrants were exercised via a net share issuance of 53,225 shares of Series A convertible preferred stock.
License Agreements
     In December 2003, the Company entered into a license agreement with Endo under which EpiCept granted Endo (and its affiliates) the exclusive (including as to EpiCept and its affiliates) worldwide right to commercialize LidoPAIN BP. EpiCept also granted Endo worldwide rights to certain of EpiCept’s other patents used by Endo in the development of certain Endo products, including Lidoderm, Endo’s topical lidocaine-containing patch, for the treatment of chronic lower back pain. EpiCept remains responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. Upon the execution of the Endo agreement, EpiCept received a payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method, and EpiCept may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both EpiCept’s LidoPAIN BP product candidate and Endo’s own back pain product candidate, so long as, in the case of Endo’s product candidate, our patents provide protection thereof. As of December 31, 2005, the Company has recorded inception to date revenue related to this license agreement in the amount of $0.9 million of which $0.4 million was recorded as revenue during 2005. EpiCept may also receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents of the LidoPAIN BP product candidate are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. EpiCept is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones of covered Endo products, including Lidoderm, Endo’s chronic lower back pain product candidate, so long as our patents provide protection thereof. The total amount of upfront and milestone payments EpiCept is eligible to receive under the Endo agreement is $90.0 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
     In July 2003, EpiCept entered into a license agreement with Adolor under which we granted Adolor the exclusive right to commercialize, among other products, LidoPAIN SP throughout North America. Upon the execution of the Adolor agreement, we received a payment of $2.5 million, which has been deferred and is being recognized as revenue ratably over the estimated development period of LidoPAIN SP. In September 2005, the Company received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a U.S. Phase II trial of LidoPAIN SP, of which $0.2 million was recognized as revenue during the third quarter and the balance will be deferred and recognized over the remaining estimated development period. As of December 31, 2005, the Company has recorded inception to date revenue related to this license agreement in the amount of $1.5 million from upfront and milestone payments received from Adolor, of which $0.4 million was recorded as revenue in 2005. The agreement requires Adolor to pay us up to an additional $19.5 million upon reaching certain development, regulatory and commercial milestones and a royalty on sales of licensed products, including LidoPAIN SP. There is no certainty that any of these additional milestones will be achieved or any royalty earned.
Liquidity and Capital Resources
     The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses. To date, EpiCept has not generated any meaningful revenues from the sale of products and we do not expect to generate significant revenues for a number of years, if at all. As a result, EpiCept has incurred an accumulated deficit of $67.7 million as of December 31, 2005, and the Company expects to incur operating losses, potentially greater than losses in prior years, for a number of years in the future. EpiCept’s recurring losses from operations and EpiCept’s stockholders’ deficit raise substantial doubt about EpiCept’s ability to continue as a going concern and as a result EpiCept’s independent registered public accounting firm included an explanatory paragraph in its report on EpiCept’s consolidated financial statements for the year ended December 31, 2005 with respect to this uncertainty. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since EpiCept’s inception the Company has financed its operations through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.
     The following table describes the Company’s liquidity and financial position on December 31, 2005 and 2004.

	December 31,	December 31,
	2005	2004
Working capital deficit	$19,734,540	$4,952,809
Cash and cash equivalents	$402,994	$1,253,507
Notes and loans payable, current portion	$11,547,200	$817,260
Notes and loans payable, long term portion	$4,705,219	$11,572,628
Working Capital
     At of December 31, 2005, the Company had working capital deficit of $19.7 million consisting of current assets of $0.5 million and current liabilities of $20.2 million. This represents an increase of approximately $14.7 million from its working capital deficit of $5.0 million on current assets of $1.3 million and current liabilities of $6.3 million at of December 31, 2004. The majority of the Company’s debt was classified as a short term liability as of December 31, 2005 since these loans mature October 2006. The Company used its existing working capital and the proceeds from the November 2005 Senior Notes and March 2005 Senior Notes financings to fund its operating loss for the year ended December 31, 2005.
     Upon the completion of the merger with Maxim on January 4, 2006, approximately $12.3 million of the Company’s notes and loans (See Note 13 to the consolidated financial statements) were converted into 2.7 million shares of common stock.

At the time of the merger, Maxim had cash and cash equivalents, including marketable securities, approximating $15.1 million. As a result of the merger with Maxim, on January 4, 2006, the Company had estimated total assets, total liabilities and shareholders’ deficit of $21 million, $23 million and $2 million, respectively.
Cash
     At December 31, 2005, cash and cash equivalents totaled $0.4 million. At December 31, 2004, cash and cash equivalents totaled $1.3 million. This net decrease in cash of approximately $0.9 million was principally due to the payment of $1.0 million of deferred financing, initial public offering and acquisition costs and cash used in the Company’s operations offset by cash raised through the November 2005 Senior Notes and March 2005 Senior Notes private placements totaling $6.0 million in gross proceeds.
Current and Future Liquidity Position
     In February 2006, the Company raised $11.6 million in gross proceeds from the sale of common stock and warrants. The proceeds of this financing plus our existing cash resources, including cash from the merger with Maxim, expected future payments from EpiCept’s strategic partners, future sales of its New Jersey net operating loss carry forwards and interest earned on cash balances and investments will be sufficient to meet EpiCept’s projected operating requirements into the first quarter 2007. EpiCept may raise additional funds in the future through public or private financings, strategic relationships or other arrangements.
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
Operating Activities
     Net cash used in operating activities for 2005 was $5.2 million as compared to $5.4 million in 2004. Net cash used in operating activities for 2005 and 2004 primarily relates to our net loss for the applicable year. Net cash flows from operating activities were reduced by $0.8 million to account for the portion of the Adolor and Endo deferred revenue recognized as revenue. In September 2005, the Company received a milestone payment of $0.5 million from Adolor. Foreign exchange gains of $0.4 million were recorded due to changes in the exchange rate between the U.S. dollar and the euro. EpiCept wrote off $1.7 million in deferred initial public offering costs in the second quarter 2005 upon the withdrawal of its initial public offering.

Capital Expenditures
     Our capital expenditures for property, plant and equipment for 2005 and 2004 totaled approximately $3,000 and $50,000, respectively, for normal replacements and improvements.
Financing Activities
     Net cash provided by financing activities for 2005 was $4.3 million compared to a usage of $1.3 million for 2004. The increase was primarily attributed to the completion of two separate private placements totaling $6.0 million due in 2006 and warrants with a group of investors including several of our existing stockholders offset by costs paid related to the withdrawal of our initial public offering and the repayment of a portion of our debt. During 2005 and 2004, EpiCept repaid a portion of its existing debt in the amount of $0.7 million in each year. During 2005 and 2004, EpiCept paid deferred initial public offering costs of $0.8 million and $0.6 million, respectively. During 2005 and 2004, EpiCept received proceeds of $18,000 and $0.1 million, respectively, from the exercise of stock options.
     Upon the completion of the merger with Maxim on January 4, 2006, the Company issued 2.7 million shares of common stock related to the conversion of approximately $12.3 million of the Company’s notes and loans (See Note 13 to the consolidated financial statements).
   Contractual Obligations
     As of December 31, 2005, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of December 31, 2005):

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	Thereafter	Total
Long-term debt	$11,981	$4,705	$—	$—	$—	$—	$16,686
Interest expense	359	1,233	—	—	—	—	1,591
Operating leases	252	39	—	—	—	—	291
Other obligations	1,326	925	275	575	450	700	4,251

Total	$13,918	$6,902	$275	$575	$450	$700	$22,819

     As a result of the merger with Maxim, approximately $12.3 million of principal debt outstanding at December 31, 2005 was converted into common stock on January 4, 2006. Approximately $2.1 million of the remaining debt matures during 2006 and the balance is due in 2007. Disposition of the debt upon the closing of the merger is discussed below. Upon the closing of the merger with Maxim, EpiCept has additional net lease obligations totaling $1.8, $1.9, $1.8, $1.3 and $1.0 million for years 2006, 2007, 2008, 2009 and 2010, respectively.
     €1.5 Million Due 2007. In August 1997, EpiCept’s subsidiary, EpiCept GmbH entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, or “tbg.” This loan is referred to in this report as the “tbg I” loan. Proceeds must be directed toward research, development, production and distribution of pharmaceutical products. The tbg I loan bears interest at 6% per annum. Tbg is also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the debt agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. To date, EpiCept GmbH has had no annual surplus. EpiCept considers the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. EpiCept has assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement. At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the loan for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to tbg from the annual surplus of EpiCept GmbH. EpiCept is accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. Accrued interest attributable to these additional amounts totaled $0.5, $0.4 and $0.3 million at December 31, 2005, 2004 and 2003, respectively. The effective rate of interest of this loan is 9.7%.
     €2.0 Million Due 2007. In February 1998, EpiCept GmbH entered into a ten-year non-amortizing convertible term loan in the amount of €2.0 million with tbg. This loan is referred to in this report as the “tbg II” loan. The loan is non-interest bearing; however, the loan agreement provides for potential future annual payments from surplus of EpiCept GmbH up to 6% of the outstanding loan principal balance, not to exceed 9% of all payments made from surplus of EpiCept GmbH and limited to 7% of the total financing from tbg. To date, EpiCept GmbH has had no annual surplus. EpiCept considers the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. EpiCept has assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement. The tbg II loan is convertible into shares of EpiCept’s common stock at any time by tbg at a conversion price of $28.28 per share. We were permitted to require conversion upon a defined triggering event (such as, among others, a sale of substantially all EpiCept’s assets, a public offering of its securities, a sale of more than 50% of the voting power of its outstanding equity securities or a merger) at a calculated conversion price ranging between $8.08 and $28.28 based on provisions pertaining to the applicable triggering event. At closing of the merger with Maxim on January 4, 2006, the principal amount of the tbg II loan was converted into 282,885 shares of EpiCept’s common stock.
     €2.6 Million Due 2007. In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH, or “IKB,” which EpiCept guaranteed. The interest rate on the loan varies and was 10.5% per annum from August 1, 2000 through March 31, 2001, 15% per annum through June 30, 2003 and 20% per annum thereafter. The loan was amended in December 2002 to extend the maturity to December 31, 2006 and incorporate a principal repayment schedule, which commenced April 30, 2004. Principal payments totaling $0.7 million were made during the period April 2004 through September 2004. Principal and interest payments were deferred until December 31, 2005 and thereafter, principal and interest payments recommenced in accordance with the original repayment schedule. As a result of the deferral, the maturity date has been extended until June 30, 2007. The loan agreement provides for contingent interest of 4% per annum of the principal balance, becoming due only upon EpiCept’s realization of a profit and payable up to two years thereafter, as defined in the agreement. EpiCept has not realized a profit through December 31, 2005. EpiCept values the contingent interest as a derivative using the fair value method in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 149, Amendment of Statement 133 on “Derivative Instruments and Hedging Activities” (“SFAS 133”). Changes in the fair value of the contingent interest are recorded as an adjustment to interest expense. The fair value of the contingent interest was approximately $0.9, $0.7 and $0.5 million as of December 31, 2005, 2004 and 2003, respectively.
     Convertible Bridge Loan Due 2006. In November 2002, we entered into the 2002 convertible bridge loan with several of its stockholders in an aggregate amount of up to $5.0 million. At December 31, 2005 and 2004, EpiCept had outstanding borrowings of $4.8 million. The 2002 convertible bridge loan bears interest at 8% per annum. The 2002 convertible bridge loan is convertible into the next round of preferred stock financing and also has provisions for optional conversion into preferred stock or common stock. The conversion rate is equal to the lowest price per share paid by any purchaser in a financing of the next round of preferred stock or at anti-dilutive conversion rates for optional conversion into preferred stock or common stock based upon the results of certain milestones. In addition, warrants to purchase preferred stock were issued to the stockholders in connection with the 2002 convertible bridge loan. Such warrants were valued utilizing the Black-Scholes options pricing model and resulted in recording warrants at $3.6 million and a discount of $3.6 million to the convertible bridge loan. The discount was accreted over the original scheduled term of the loans through April 2004. During the years ended December 31, 2005, 2004 and 2003, EpiCept recognized approximately $0, $0.9 and $2.5 million, respectively, of non-cash interest expense related to the accretion of the debt discount. The term of the 2002 convertible bridge loan was extended from April 30, 2004 until October 30, 2006. Upon closing of the merger with Maxim on January 4, 2006, the principal amount and accrued interest of the 2002 convertible bridge loan (net of $2.4 million paid to exercise warrants) was converted into 593,121 shares of EpiCept’s common stock at a conversion price of $1.50 per share.
     March 2005 Senior Notes due 2006. In March 2005, we completed a private placement of $4.0 million aggregate principal amount of 8% Senior Notes due 2006 with a group of investors including several of our existing stockholders. The Senior Notes mature on October 30, 2006. We are required to repurchase the Senior Notes upon the completion of either an initial public offering or a Qualifying Financing (as defined in the terms of the Note). Each of the purchasers also purchased stock purchase warrants exercisable into an amount of shares of preferred stock or common stock equal to 35% of the principal amount of such purchaser’s Senior Notes divided by the amount per share the Senior Notes are converted into preferred stock or the initial public offering price of our common stock. Since inception, we recognized approximately $0.4 million of expense related to the accretion of the debt discount. The Senior Notes contained an embedded derivative under FAS 133 “Accounting for Derivatives and Hedging Activities.” At the time of the financing, in accordance with FAS 133, we valued the embedded derivative at fair market value of approximately $0.1 million. At December 31, 2005, the embedded derivative had a nominal value. The value of the derivative is being marked to market each reporting period as a derivative gain or loss until the Senior Notes are repaid.
     On August 26, 2005, we amended the Senior Notes with four of the six investors (cumulatively the “Non Sanders Investors”). Upon the completion of the merger with Maxim, the Non Sanders Investors converted their Senior Notes into approximately 1.1 million shares of EpiCept’s common stock at a conversion price of $2.84. In addition, accrued interest on the convertible loan held by the Non Sanders Investors converted into the Company’s common stock at $2.84 per share. The amendment to the Senior Notes resulted in a BCF. Since the mandatory conversion of the Senior Notes was contingent upon the closing of the proposed merger with Maxim and the merger was dependent on an affirmative vote of Maxim’s shareholders, no accounting was required at the modification date per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio.” On January 4, 2006, upon closing of the merger with Maxim, the BCF approximated $2.4 million and will be recorded as an expense in 2006.
     The stock purchase warrants held by the remaining two investors (collectively, the “Sanders Investors”) were also amended to expire immediately prior to the effective time of the merger. The warrants were automatically exercised for 22,096 shares of common stock at an exercise price of $3.96 per share upon the closing of the merger.
November 2005 Senior Notes due 2006. In November 2005, we completed a private placement of $2.0 million aggregate principal amount of 8% Senior Notes due 2006 with a group of investors including several of our existing stockholders. The November 2005 Senior Notes were to mature on October 30, 2006. The holders of the notes tconverted their notes into approximately 711,691 shares of common stock upon completion of the merger with Maxim. Since the conversion of the November 2005 Senior Notes was contingent upon the closing of the proposed merger with Maxim, no accounting was required at the issuance date per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio.” On January 4, 2006, upon closing of the merger with Maxim the BCF approximated $2.0 million and will be recorded as an expense in 2006.
     Other Commitments. EpiCept’s long-term commitments under operating leases shown above consist of payments relating to its facility leases in Englewood Cliffs, New Jersey, which expires September 2006, and Munich, Germany, which expires in July 2009, but is cancelable at EpiCept’s option in July 2007. Long-term commitments under operating leases for facilities leased by Maxim and to be retained by EpiCept relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2008 and requires payments totaling $1.9 million. A second site at 8899 University Center Lane in San Diego is leased through September 2010. We are negotiating with a third party to sublease this space through the balance of the lease term.
     EpiCept has a number of research, consulting and license agreements that require it to make payments to the other party to the agreement upon EpiCept attaining certain milestones as defined in the agreements. As of December 31, 2005, EpiCept may be required to make future milestone payments, totaling approximately $4.3 million, (see note above at table) under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Under EpiCept’s agreement with Epitome, EpiCept is obligated to pay an annual maintenance fee that is equal to twice the fee paid in the previous year as long as no commercial product sales have occurred. EpiCept’s current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
     EpiCept is also obligated to make future royalty payments to two of its collaborators under existing license agreements, one based on net sales of EpiCept NP-1 and the other based on net sales of LidoPAIN SP, to the extent revenues on such products are realized. EpiCept has not estimated the amount or timing of such royalty payments.
Recent Accounting Pronouncements
     In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company’s first quarter of fiscal 2006. The Company does not believe that the adoption of SFAS 154 will have a material impact on its consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29 (“APB 29”), Accounting for Nonmonetary Transactions, which requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged, but which includes certain exceptions to that principle. SFAS 153 eliminates the exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on EpiCept’s consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the pro forma impact of FASB Statement 123 as described above under the heading “Stock-Based Compensation”. We adopted SFAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS123R. Accordingly, prior period amounts will not be restated. Under this application, we are required to record compensation expense at fair value for all awards granted after the date of adoption and for the unvested portion of previously granted awards. We had no unvested granted awards as of January 1, 2006. However, on January 4, 2006 we issued approximately 2.2 million stock options to its employees and board of directors. Based on the Black-Scholes fair value method (volatility — 83%, risk free rate — 4.28%, dividends — zero, weighted average life — 5 years), we estimate that approximately $8.8 million of share-based compensation will be recognized as compensation expense during the vesting period of which approximately $4.4 million will be expensed in 2006.
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS
     The financial currency of EpiCept’s German subsidiary is the euro. As a result, EpiCept is exposed to various foreign currency risks. First, EpiCept’s consolidated financial statements are in U.S. dollars, but a portion of its consolidated assets and liabilities is denominated in euros. Accordingly, changes in the exchange rate between the euro and the U.S. dollar will affect the translation of EpiCept’s German subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. EpiCept also bears the risk that interest on its euro-denominated debt, when translated from euros to U.S. dollars, will exceed its current estimates and that principal payments EpiCept makes on those loans may be greater than those amounts currently reflected on its consolidated balance sheet. If the U.S. dollar appreciation to the euro had been 10% less throughout 2005, EpiCept estimates that its interest expense and the fair value of its euro-denominated debt would have increased by $0.1 and $0.6 million, respectively. Historically, fluctuations in exchange rates resulting in transaction gains or losses have had a material effect on EpiCept’s consolidated financial results. EpiCept has not engaged in any hedging activities to minimize this exposure, although it may do so in the future. EpiCept’s exposure to changes in the exchange rate between U.S. dollars and euros was reduced on January 4, 2006 following the completion of the merger with Maxim at which time $2.4 million of outstanding euro denominated debt was converted into common shares.
     EpiCept’s exposure to interest rate risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of its investments are in short-term debt securities and bank deposits. The primary objective of EpiCept’s investment activities is to preserve principal while at the same time maximizing the income it receives without significantly increasing risk. To minimize risk, EpiCept maintains its portfolio of cash and cash equivalents in a variety of interest- bearing instruments, primarily bank deposits and money market funds, which may also include U.S. government and agency securities, high-grade U.S. corporate bonds and commercial paper. Due to the nature of its short-term and restricted investments, EpiCept believes that it is not exposed to any material interest rate risk.
     EpiCept does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, EpiCept does not engage in trading activities involving non-exchange traded contracts. Therefore, EpiCept is not materially exposed to any financing, liquidity, market or credit risk that could arise if EpiCept had engaged in these relationships. EpiCept does not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with EpiCept’s related parties or EpiCept.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See our consolidated financial statements filed with this Annual Report on Form 10-K under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this annual report. Given our limited experience with the improvements in our internal control over financial reporting made to date in connection with the material weakness described below, EpiCept’s Chief Executive Officer and Chief Financial Officer concluded that EpiCept’s disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2005 to ensure that the information required to be disclosed by EpiCept in the reports it files or submits under the Act is (i) accumulated and communicated to EpiCept’s management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     As a result of numerous journal entry adjustments and corrections in connection with the audit of EpiCept’s 2004, 2003 and 2002 consolidated financial statements, and the restatement of those consolidated financial statements, EpiCept’s management determined that a material weakness existed in internal control. In addition, EpiCept’s independent registered public accounting firm communicated this control deficiency, constituting a material weakness related to EpiCept’s internal control over financial reporting, to management and the audit committee. Specifically, management concluded that EpiCept did not have sufficient personnel with the requisite technical accounting expertise in the finance and accounting functions. This material weakness resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements related to EpiCept’s accounting for revenue recognition, the recording of a contingent reverse stock split, and cash flow reporting of non-cash deferred initial public offering costs. See Note 11 to EpiCept’s consolidated financial statements contained in its Registration Statement on Form S-4 (File No. 333-129357 ).
     Internal Control Remediation Activity
     EpiCept has taken steps to remediate the material weakness in internal control over financial reporting discussed above including the following:
•	EpiCept hired a Chief Financial Officer in the second quarter of 2004. EpiCept also hired a certified public accountant for EpiCept’s finance department in the first quarter of 2005.

•	EpiCept has installed a new general ledger system and adopted more rigorous journal entry authorization procedures, which involve more levels of review.

•	EpiCept has improved its documentation and conclusions relating to technical accounting issues and determinations.
     EpiCept cannot assure that the steps it has taken to date or any future measures will fully remediate the material weakness. Any failure to remediate any reported material weaknesses or implement required new or improved internal controls, or difficulties encountered in their implementation, could cause EpiCept to fail to meet EpiCept’s reporting obligations or result in material misstatements in EpiCept’s consolidated financial statements.
     Fiscal Year 2006 Internal Control Attestation
     In connection with the filing of our financial statements for the fiscal year ended December 31, 2006 on Form 10-K, EpiCept will be required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of EpiCept’s internal control over financial reporting and an attestation to, and testing and assessment of, EpiCept’s internal control over financial reporting by EpiCept’s independent registered public accounting firm. While EpiCept is executing a plan to ensure the effectiveness of EpiCept’s internal control over financial reporting, EpiCept’s failure to satisfy the requirements of Section 404(a) on a timely basis could result in a decline in the value of EpiCept’s common stock. Additionally, EpiCept cannot assure that additional material weaknesses or reportable conditions in EpiCept’s financial reporting internal controls will not be discovered in the future as a result of this process. Any failure to remediate any reported material weaknesses or implement required new or improved internal controls, or difficulties encountered in their implementation, could cause EpiCept to fail to meet EpiCept’s reporting obligations or result in material misstatements in EpiCept’s consolidated financial statements.

Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended December 31, 2005 covered by this report there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
Management and Board of Directors
     EpiCept has a strong team of experienced business executives, scientific professionals and medical specialists. EpiCept’s executive officers and directors, their ages and positions as of March 14, 2006 are as follows:

Name	Age	Position/Affiliation
John V. Talley	50	President, Chief Executive Officer and Director
Robert W. Cook	50	Chief Financial Officer — Senior Vice President, Finance and Administration
Ben Tseng, Ph.D.	61	Chief Scientific Officer
Dov Elefant	38	Controller — Vice President, Finance and Administration
Oliver Wiedemann, M.D	46	Managing Director — Medical Affairs, EpiCept GmbH
Dileep Bhagwat, Ph.D., M.B.A	54	Senior Vice President, Pharmaceutical Development
Michael McClurg	49	Vice President, Business Development
Robert G. Savage	52	Chairman of the Board
Gert Caspritz, Ph.D	56	Director
Guy C. Jackson	63	Director
Gerhard Waldheim	57	Director
John Bedard	56	Director
Wayne Yetter	60	Director
Executive Officers and Key Employees
     John V. Talley has been EpiCept’s President, Chief Executive Officer and a Director since October 2001. Mr. Talley has more than 26 years of experience in the pharmaceutical industry. Prior to joining EpiCept, Mr. Talley was the Chief Executive Officer of Consensus Pharmaceuticals, a biotechnology drug discovery start-up company that developed a proprietary peptide-based combinatorial library screening process. Prior to joining Consensus, Mr. Talley led Penwest Ltd.’s efforts in its spin-off of its subsidiary Penwest Pharmaceuticals Co. in 1998 and served as President and Chief Operating Officer of Penwest Pharmaceuticals. Mr. Talley started his career at Sterling Drug Inc., where he was responsible for all U.S. marketing activities for prescription drugs, helped launch various new pharmaceutical products and participated in the 1988 acquisition of Sterling Drug by Eastman Kodak Co. Mr. Talley received his B.S. in Chemistry from the University of Connecticut and completed coursework towards an M.B.A. in Marketing from New York University, Graduate School of Business.
     Robert W. Cook has been EpiCept’s Chief Financial Officer and Senior Vice President, Finance and Administration since April 2004. Prior to joining EpiCept, Mr. Cook was Vice President, Finance and Chief Financial officer of Pharmos Corporation since January 1998 and became Executive Vice President of Pharmos in February 2001. From May 1995 until his appointment as Pharmos’s Chief Financial Officer, he was a vice president in GE Capital’s commercial finance subsidiary, based in New York. From 1977 until 1995, Mr. Cook held a variety of corporate finance and capital markets positions at The Chase Manhattan Bank, both in the United States and in several overseas locations. He was named a managing director of Chase and several of its affiliates in January 1986. Mr. Cook received his B.S. in International Finance from The American University, Washington, D.C.
     Ben Tseng, Ph.D., age 61, has been EpiCept’s Chief Scientific Officer since January 2006. Prior to that he was Vice President, Research, at Maxim. Mr. Tseng joined Maxim as Senior Director, Research in 2000. Prior to its acquisition by Maxim in 2000, Dr. Tseng served as Vice President, Biology for Cytovia, Inc., which he joined in 1998. Dr. Tseng also served in executive research positions at Chugai Biopharmaceutical, Inc. from 1995-1998 and, Genta Inc. from 1989 to 1995. Prior to joining Genta, Dr. Tseng was a tenured Associate Adjunct Professor in the Department of Medicine, faculty member of the Physiology and Pharmacology Program, and Associate Member of the Cancer Center at the University of California, San Diego. Dr. Tseng received a B.A. in Mathematics from Brandeis University and a Ph.D in Molecular Biophysics and Biochemistry from Yale University.
     Dov S. Elefant has been EpiCept’s Controller and Vice President of Finance and Administration since April 2004. Prior to being named EpiCept’s Controller and Vice President of Finance and Administration, Mr. Elefant was EpiCept’s Controller from December 1999 through September 2000, EpiCept’s Chief Financial Officer from October 2000 through January 2001 and EpiCept’s Chief Financial Officer and Vice President of Finance and Administration from January 2001 until April 2004. From October 1998 until December 1999, Mr. Elefant was Assistant Controller of Alteon Inc., a publicly traded biotechnology company. Prior to that, he served as Director of Accounting and Finance of Innapharma, Inc., a pharmaceutical contract research organization. Mr. Elefant received his B.S. in Accounting from the Sy Syms School of Business of Yeshiva University in New York.
     Oliver Wiedemann, M.D., joined EpiCept’s subsidiary EpiCept GmbH in October 1998 as Director of Medical Affairs. Since July 1999, he has been the Managing Director at EpiCept GmbH. From January 1992 until joining EpiCept GmbH, he was the Department Head CNS/Muscle of the Medical Department of Sanofi Winthrop, Munich. Prior to that, Dr. Wiedemann worked as a surgeon at the Olympiapark-Klinik, Munich. He is the author of several scientific publications in the pain area. Dr. Wiedemann received his Medical Doctorate Degree from the University of Munich.
     Dileep Bhagwat, Ph.D., M.B.A., has been EpiCept’s Senior Vice President of Pharmaceutical Development since February 2004 and has more than 20 years of pharmaceutical experience developing and commercializing various dosage forms. Prior to joining EpiCept in 2004, Dr. Bhagwat worked at Bradley Pharmaceuticals, as Vice President, Research and Development and Chief Scientific Officer. From November 1994 through September 1999, Dr. Bhagwat was employed at Penwest Pharmaceuticals in various capacities, including Vice President, Scientific Development and Regulatory Affairs and at Purdue Frederick Research Center as Assistant Director of Pharmaceutical Development. Dr. Bhagwat holds many U.S. and foreign patents and has presented and published on dosage form development and drug delivery. Dr. Bhagwat holds a B.S. in Pharmacy from Bombay University, an M.S. and Ph.D. in Industrial Pharmacy from St. John’s University in New York and an M.B.A. in International Business from Pace University in New York.
     Michael McClurg, age 49, has been EpiCept’s Vice President, Business Development, since January 2006. Prior to its merger with EpiCept in 2006, Mr. McClurg served as Vice President, Business Development of Maxim Pharmaceuticals, Inc, which he joined in June 2004. Mr. McClurg served as Strategic Marketing and Business Development Consultant to Genoptix, Inc. from September 2003 to June 2004. From September 2001 to September 2003, he served as Vice President, Business Development at Epimmune Incorporated. Prior to joining Epimmune, Mr. McClurg held the position of Director, Business Development at Prometheus Laboratories. Mr. McClurg received his MBA in Marketing and Business Development from the University of San Diego Graduate School of Business and a B.S. from The University of California San Diego.
Board of Directors
     Robert G. Savage has been a member of EpiCept’s Board since December 2004 and serves as the Chairman. Mr. Savage has been a senior pharmaceutical executive for almost 20 years. He held the position of Worldwide Chairman of the Pharmaceuticals Group at Johnson & Johnson and was both a company officer and a member of the Executive Committee. He also served Johnson & Johnson in the capacity of a Company Group Chairman and President of Ortho-McNeil Pharmaceuticals. Most recently, Mr. Savage was President of the Worldwide Inflammation Group for Pharmacia Corporation. He has held multiple positions leading marketing, business development and strategic planning at Hoffmann-La Roche and Sterling Drug. Mr. Savage is a director of The Medicines Company, a specialty pharmaceutical company, Noven Pharmaceuticals, a drug delivery company, and NovaDel Pharma, Inc., a drug delivery company. Mr. Savage received a B.S. in Biology from Upsala College and an M.B.A. from Rutgers University.
     Gert Caspritz, Ph.D., has been a member of EpiCept’s board since 1999 and served as EpiCept’s Chairman from July 2002 until December 2004. Dr. Caspritz joined TVM Capital or “TVM,” in 1999 as an Investment Manager in the healthcare and life sciences group and has been a General Partner since 2000. Prior to that, Dr. Caspritz held various positions with Hoechst AG. Most recently he was Vice President, New Technologies Licensing at Hoechst Marion Roussel, the pharmaceutical subsidiary of Hoechst, where he had primary global responsibility for identifying business opportunities in the areas of biotechnology, enabling technologies and early-stage products in both the biotech industry and academia. Additionally, he supervised HMR’s various venture capital investments and was a member of their strategy teams for oncology and bone diseases and the oncology opportunity review team. Dr. Caspritz was previously Assistant to the Head of Hoechst’s worldwide pharmaceutical research and established or led a number of immuno and neuropharmacology laboratories as well as a drug discovery group. Dr. Caspritz received degrees in Biology and Microbiology from the University of Mainz, Germany where he wrote his doctoral thesis.
     Guy C. Jackson has been a member of EpiCept’s Board since December 2004. In June 2003, Mr. Jackson retired from the Minneapolis office of the accounting firm of Ernst & Young LLP after 35 years with the firm and one of its predecessors, Arthur Young & Company. During his career, he served as audit partner for numerous public companies in Ernst & Young’s New York and Minneapolis offices. Mr. Jackson also serves as a director and member of the audit committee of Cyberonics, Inc. and Urologix, Inc., both medical device companies; Digi International Inc., a technology company and Life Time Fitness, Inc., an operator of fitness centers. Mr. Jackson received a B.S. in Business Administration from Penn State and a M.B.A. from the Harvard Business School.

     Gerhard Waldheim has been a member of EpiCept’s board since July 2005. Since 2000, he has co-founded and built Petersen, Waldheim & Cie. GmbH, Frankfurt, which focuses on private equity and venture capital fund management, investment banking and related financial advisory services. Biotech and pharma delivery systems are among the focal points of the funds managed by his firm. Prior to that, Mr. Waldheim held senior executive and executive board positions with Citibank, RZB Bank Austria, BfG Bank in Germany and Credit Lyonnais in Switzerland; over the years, his banking focus covered lending, technology, controlling, investment banking and distressed equity. Prior to that, he worked for the McKinsey banking practice. He received an MBA from Harvard Business School in 1974 and a JD from the Vienna University School of Law in 1972.
     John F. Bedard, age 56, has been a member of EpiCept’s board since January 2006 and prior thereto served as a member of Maxim’s board of directors since 2004. Mr. Bedard has been engaged as a principal in a pharmaceutical consulting practice since 2002. Prior to that, he served in senior management positions during a 15-year career at Bristol-Myers Squibb, a pharmaceutical company, most recently as Vice President, FDA Liaison and Global Strategy. In that position, Mr. Bedard was the liaison with the FDA for new drug development, and he was also responsible for global development plans and registration activities for new drugs. Before his tenure at Bristol-Myers Squibb, Mr. Bedard held senior regulatory affairs positions at Smith Kline & French Laboratories and Ayerst Laboratories.
     Wayne P. Yetter, age 60, has served as a member of EpiCept’s board of directors since January 2006, and prior thereto served as a member of Maxim’s board of directors. Mr. Yetter has been the Chief Executive Officer of Verispan LLC (health care information) since September 2005. From 2003 to 2005 he was the founder of BioPharm Advisory LLC and served on the Advisory Board of Alterity Partners (mergers and acquisition advisory firm) which is now part of FTN Midwest Securities. Also, from November 2004 to September 2005, Mr. Yetter served as the interim Chief Executive Officer of Odyssey Pharmaceuticals, Inc., the specialty pharmaceutical division of Pliva d.d. From September 2000 to June 2003, Mr. Yetter served as Chairman and Chief Executive Officer of Synavant Inc. (pharmaceutical marketing/technology services). From 1999 to 2000, he served as Chief Operating Officer at IMS Health, Inc. (information services for the healthcare industry). He also served as President and Chief Executive Officer of Novartis Pharmaceuticals Corporation, the U.S. Division of the global pharmaceutical company Novartis Pharma AG, and as President and Chief Executive Officer of Astra Merck. Mr. Yetter began his career with Pfizer and later joined Merck & Co., holding a variety of marketing and management positions including Vice President, Marketing Operations, responsible for global marketing functions and Vice President, Far East and Pacific. Mr. Yetter serves on the board of directors of Matria Healthcare (disease management) and Noven Pharmaceuticals (drug delivery).
Scientific and Medical Advisory Board
     EpiCept’s Scientific and Medical Advisory Board is composed of individuals with expertise in clinical pharmacology, clinical medicine and regulatory matters. Advisory board members assist EpiCept in identifying scientific and product development opportunities and in reviewing with management progress of the EpiCept’s projects.
     Dr. Gavril Pasternak, Chief Advisor, is a recognized authority on opioid receptor mechanisms. He has published a substantial body of literature on the subject, and he is on the editorial boards of numerous journals related to the subjects of neuropharmacology and pain. Dr. Pasternak is a Member and attending Neurologist at Memorial Sloan-Kettering Cancer Center and is Professor of Neurology and Neuroscience, Pharmacology and Psychiatry at Cornell University Medical College and Graduate School of Medical Sciences.
     Prof. Dr. Christoph Stein is a recognized authority in experimental and clinical pain research. He has studied mechanisms of peripherally mediated opioid analgesia for over 16 years and has published an extensive body of literature on this topic. He is on editorial boards of several journals related to pain, anesthesia and analgesia. Dr. Stein is Professor and Chairman of the Department of Anesthesiology at Charité — Campus Benjamin Franklin, Freie Universität Berlin, Germany, and Adjunct Professor at Johns Hopkins University.
     Bruce F. Mackler, Ph.D., J.D., M.S., received his J.D. from the South Texas College of Law of the Texas A&M University, his Ph.D. from the University of Oregon Medical School, his M.S. from Pennsylvania State University and his B.A. from Temple University. He is a member of the District of Columbia Bar and admitted to practice before the Federal District and Appeals Court and before the Supreme Court. He has published some 100 scientific articles, abstracts and books during his tenure as a scientist and has been an attorney in the food and drug area for 25 years.
     Dr. Howard Maibach is a dermatologist whose research area is dermatology, dermatopharmacology and dermatotoxicology. Dr. Maibach has published over 1900 articles on various dermatology-related subjects and is a frequent lecturer on various subjects related to dermatology. Dr. Maibach is currently professor in the Department of Dermatology, School of Medicine, at the University of California in San Francisco.
Board Composition
     Our board of directors is divided into three classes, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders. A majority of the members of our board of directors will be “independent” of EpiCept and its management. Directors Jackson, Caspritz and Yetter are in the class of directors whose initial term expires at the 2006 annual meeting of stockholders. Directors Waldheim and Bedard are in the class of directors whose initial term expires at the 2007 annual meeting of the stockholders. Directors Talley and Savage are in the class of directors whose initial term expires at the 2008 annual meeting of stockholders. This classification of our board of directors will make it more difficult for a third party to acquire control of our company.
Committees of the Board
     Our board of directors has established three standing committees: the audit committee, the compensation committee and the corporate governance and nominating committee.
     Audit Committee. EpiCept’s audit committee is responsible for preparing such reports, statements or charters as may be required by the Nasdaq National Market or federal securities laws, as well as, among other things:
•	overseeing and monitoring the integrity of its financial statements, its compliance with legal and regulatory requirements as they relate to financial statements or accounting matters and its internal accounting and financial controls;

•	preparing the report that SEC rules require be included in its annual proxy statement;

•	overseeing and monitoring its independent registered public accounting firm’s qualifications, independence and performance;

•	providing the board with the results of its monitoring and recommendations; and

•	providing to the board additional information and materials as it deems necessary to make the board aware of significant financial matters that require the attention of the board.
     Messrs. Jackson, Savage and Waldheim are currently members of the audit committee, each of whom is a non-employee member of the board of directors. Mr. Jackson serves as Chairman of the audit committee and also qualifies as an “audit committee financial expert,” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act. The board has determined that each member of EpiCept’s audit committee meets the current independence and financial literacy requirements under the Sarbanes-Oxley Act, the Nasdaq National Market and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to EpiCept.
     Compensation Committee. Our compensation committee is composed of Messrs. Savage, Bedard and Jackson, each of whom is a non-employee member of the board of directors. Mr. Savage serves as Chairman of EpiCept’s compensation committee. Each member of EpiCept’s compensation committee is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986 and a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934 and the rules of the Nasdaq National Market. The compensation committee is responsible for, among other things:
•	reviewing and approving for the chief executive officer and other executive officers (a) the annual base salary, (b) the annual incentive bonus, including the specific goals and amount, (c) equity compensation, (d) employment agreements, severance arrangements and change in control arrangements, and (e) any other benefits, compensations, compensation policies or arrangements;

•	reviewing and making recommendations to the board regarding the compensation policy for such other officers as directed by the board;

•	preparing a report to be included in the annual proxy statement that describes: (a) the criteria on which compensation paid to the chief executive officer for the last completed fiscal year is based; (b) the relationship of such compensation to our performance; and (c) the committee’s executive compensation policies applicable to executive officers; and

•	acting as administrator of EpiCept’s current benefit plans and making recommendations to the board with respect to amendments to the plans, changes in the number of shares reserved for issuance thereunder and regarding other benefit plans proposed for adoption.
     Corporate Governance and Nominating Committee. Our corporate governance and nominating committee is composed of Messrs. Savage, Waldheim and Yetter, each of whom is a non-employee member of the board of directors and independent in accordance with the applicable rules of the Sarbanes-Oxley Act and the Nasdaq National Market. Mr. Savage serves as chairman of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for, among other things:
•	reviewing board structure, composition and practices, and making recommendations on these matters to the board;

•	reviewing, soliciting and making recommendations to the board and stockholders with respect to candidates for election to the board;

•	overseeing compliance by the chief executive officer and senior financial officers with the Code of Ethics for the Chief Executive Officer and Senior Financial Officers; and

•	overseeing compliance by employees with the Code of Business Conduct and Ethics.
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to all our employees, including our chief executive officer and chief financial officer. This Code of Business Conduct and Ethics is designed to comply with the Nasdaq marketplace rules related to codes of conduct. A copy of our Code of Business Conduct and Ethics Policy may be obtained on our website at http://www.epicept.com. We intend to post on our website any amendments to, or waiver from, our Code of Business Conduct and Ethics for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing a similar function, and other named executives.
Director Compensation
     Prior to January 4, 2006, we reimbursed our non-employee directors for their expenses incurred in connection with attending board and committee meetings. In addition, each non-employee director receives $2,500 for their attendance at each board or committee meeting and $250 for their participation in a telephonic board or committee meeting.
     We had in the past granted non-employee directors options to purchase EpiCept’s common stock pursuant to the terms of its 1995 Stock Option Plan, and our board continues to have the discretion to grant options to new and continuing non-employee directors. In August 2005, our stockholders approved the 2005 Equity Incentive Plan, the terms of which also include the grant of stock options to directors who are not officers or employees of EpiCept.
     As of January 4, 2006, we reimbursed our non-employee directors for their expenses incurred in connection with attending board and committee meetings. Each board member receives an annual retainer of $25,000 and each chair person receives $50,000. In addition, each non-employee director receives $1,500 for their attendance at each board meeting and $750 for their participation in a telephonic board meeting. Annually, the Audit Committee chair person receives a retainer of $8,000 and each other committee chair receives a retainer of $4,000. In addition, each non-employee director receives $750 for their attendance at each committee meeting and $500 for their participation in a telephonic committee meeting. We have in the past granted non-employee directors options to purchase EpiCept’s common stock pursuant to the terms of our 2005 Equity Incentive Plan. Upon joining the board, each member receives 35,000 options and the chairman receives 100,000 shares each vesting over three years. Annually thereafter, each director and chairperson receives 10,000 and 25,000 options, respectively vesting over two years.

The following table summarizes compensation paid to board members for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Robert G. Savage	$14,250	$2,500	$—
Ernst-Gunter Afting, M.D., Ph.D. (1)	11,750	9,000	11,000
Gert Caspritz, Ph.D	—	—	—
Mark Docherty (2)	12,000	9,250	5,500
Guy C. Jackson	13,750	2,500	—
Thorlef Spickschen, Ph.D. (3)	9,500	9,250	11,000
Gerhard Waldheim	6,750	—	—
Erik Hornnaess (4)	—	9,250	4,500
Reiner Ponschab, Ph.D. (5)	5,500	8,750	11,000
John Bedard (6)	—	—	—
Wayne P. Yetter (6)	—	—	—

(1)	Professor Afting resigned from the board of directors on January 4, 2006.

(2)	Mr. Dochtery resigned from the board of directors on January 4, 2006.

(3)	Dr. Spickschen resigned from the board of directors on January 4, 2006.

(4)	Mr. Hornnaess resigned from the board of directors on December 21, 2004.

(5)	Dr. Ponschab resigned from the board of directors on July 18, 2005.

(6)	Mr. Bedard and Mr. Yetter joined the board of directors on January 4, 2006.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     All members of the compensation committee of the Board of Directors during the fiscal year ended December 31, 2005 were independent directors and none of them were employees or former employees of EpiCept. During the fiscal year ended December 31, 2005, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officers served on the compensation committee of our board of directors.
Section 16 Filings
     Other then Michael McClurg, Ben Tseng, TVM III Limited Partnership and TVM IV GmbH & Co. KG, no person who, during the fiscal year ended December 31, 2005, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of our common stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by us of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.
     The information appearing under “Compensation Committee Report on Executive Compensation” and “Performance Graph” in the Proxy Statement for our Annual Meeting of Shareholders to be filed no later than April 30, 2006, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
     The following table sets forth the compensation earned for services rendered to EpiCept in all capacities by our chief executive officer and its executive officers whose total cash compensation exceeded $100,000 for the year ended December 31, 2005, collectively referred to in this annual report as the “named executive officers.”

						Restricted	Stock Underlying	LTIP	All Other
		Salary	Bonus	Other		Stock Awards	Options/SARs	Payouts	Compensation
Name/Principal Position	Year	($)	($)	($)		($)	($)(1)	($)	($)
Jack Talley	2005	283,876	243,750	27,202	(2)	—	—	—	—
President and	2004	285,078	—	27,974	(2)	—	—	—	—
Chief Executive Officer	2003	250,270	200,000	29,815	(2)	—	—	—	6,000
						—	—	—	—
Robert W. Cook	2005	232,337	90,625	18,192	(3)	—	—	—	—
Chief Financial Officer, Senior Vice	2004	155,769	20,000	9,874	(3)	—	—	—	—
President, Finance & Administration	2003	—	—	—		—	—	—	—
						—	—	—	—
Dileep Bhagwat	2005	196,206	—	17,995	(4)	—	—	—	—
Senior Vice President,	2004	171,731	—	9,967	(4)	—	—	—	—
Pharmaceutical Development	2003	—	—	—		—	—	—	—
						—	—	—	—
Dov Elefant	2005	180,547	25,000	18,389	(5)	—	—	—	—
Controller, Vice President,	2004	181,431	—	17,693	(5)	—	—	—	—
Finance and Administration	2003	160,162	—	15,981	(5)	—	—	—	4,800
						—	—	—	—
Earle Lockhart	2005	203,286	—	16,807	(6)	—	—	—	—
Vice President,	2004	203,688	—	24,835	(6)	—	—	—	—
Clinical and Regulatory Affairs	2003	196,188	—	22,686	(6)	—	—	—	5,850
						—	—	—	—
Scott Kozak	2005	180,564	—	18,389	(7)	—	—	—	—
Vice President,	2004	181,585	—	17,831	(7)	—	—	—	—
Business Development	2003	165,161	—	16,126	(7)	—	—	—	3,237
						—	—	—	—
Oliver Wiedemann(8)	2005	165,442	10,000	3,895	(9)	—	—	—	—
Managing Director –	2004	185,448	—	4,575	(9)	—	—	—	—
Medical Affairs, EpiCept GmbH	2003	162,287	—	4,081	(9)	—	—	—	—

(1)	Represents the number of shares of common stock on an as converted basis.

(2)	Includes premiums for health benefits, life and disability insurance and automobile allowance paid on behalf of Mr. Talley.

(3)	Mr. Cook joined EpiCept in April 2004. Includes premiums for health benefits and for life and disability insurance paid on behalf of Mr. Cook.

(4)	Dr. Bhagwat joined EpiCept in February 2004. Includes premiums for health benefits and for life and disability insurance paid on behalf of Dr. Bhagwat.

(5)	Includes premiums for health benefits and for life and disability insurance paid on behalf of Mr. Elefant.

(6)	Dr. Lockhart resigned from the Company on January 16, 2006. Includes premiums for health benefits and for life and disability insurance paid on behalf of Dr. Lockhart.

(7)	Mr. Kozak resigned from the Company on December 31, 2005. Includes premiums for health benefits and for life and disability insurance paid on behalf of Mr. Kozak.

(8)	Dr. Wiedemann’s compensation was translated from euros to the U.S. dollar using the exchange rate as of December 31, 2005, 2004 and 2003.

(9)	Includes premiums for health benefits and for life and disability insurance paid on behalf of Dr. Wiedemann.
Option Grants in Last Fiscal Year (2005)
     We did not grant any stock options to any of the named executive officers during 2005.
Aggregate Option Exercises in Last Fiscal Year (2005) and Values at December 31, 2005
     The following table sets forth information concerning exercisable and unexercisable stock options held by the named executive officers at December 31, 2005. The value of unexercised in-the-money options is based on a fair value at December 31, 2005 of $5.39 per share less the actual exercise prices. All options were granted under our 1995 Stock Option Plan, as amended. Except as otherwise noted, these options vest over three years and otherwise generally conform to the terms of the 1995 Stock Option Plan, as amended.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		in-the-Money
			Options at		Options at
	Shares Acquired	Value	December 31, 2005 (#)		December 31, 2005 ($)(1)
Name	on Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John V. Talley	—	$—	168,500	$—	$706,015	$—
Robert Cook	—	—	—	—	—	—
Dileep Bhagwat	—	—	—	—	—	—
Earle Lockhart (2)	—	—	56,250	—	208,688	—
Dov Elefant	—	—	56,250	—	235,688	—
Scott Kozak (3)	—	—	45,000	—	152,550	—
Oliver Wiedemann	—	—	45,000	—	170,550	—

(1)	Value is determined by subtracting the exercise price of an option from the fair value at December 31, 2005 of $5.39 (computed as the closing of Maxim common stock on the Nasdaq National Market as of December 31, 2005 of $1.10 divided by the exchange ratio).

(2)	Dr. Lockhart resigned from the company on January 16, 2006.

(3)	Mr. Kozak resigned from the company on December 31, 2005.
Employment Agreements
     We have entered into employment agreements with Messrs. John V. Talley and Robert W. Cook, each dated as of October 28, 2004. As of January 4, 2006, pursuant to their employment agreements, Messrs. Talley and Cook currently receive base salaries of $350,000 and $250,000, respectively. In addition, the employment agreements provided that we will grant options to purchase 1,242,655 shares and 211,567 shares of common stock to Messrs. Talley and Cook, respectively, upon the completion of the merger. The exercise price for the options was $5.84 per share of EpiCept’s common stock at the time of the grant. Mr. Talley’s options will be fully vested in August 2008. Mr. Cook’s options will be fully vested 48 months after the date of the grant. Each employment agreement also provides for discretionary bonuses and stock option awards and reimbursement of reasonable expenses incurred in connection with services performed under each officer’s respective employment agreement. The discretionary bonuses and stock options are based on performance standards determined by our board. Individual performance is determined based on quantitative and qualitative objectives, including EpiCept’s operating performance relative to budget and the achievement of certain milestones largely related to the clinical development of its products and licensing activities. The actual objectives will be established by our board in the future. In addition, Mr. Talley’s employment agreement provides for automobile benefits and term life and long-term disability insurance coverage. Both employment agreements expire on December 31, 2006 but are automatically extended for unlimited additional one-year periods. Upon termination for any reason and in addition to any other payments disbursed in connection with termination, Mr. Talley and Mr. Cook will receive payment of his applicable base salary through the termination date, the balance of any annual, long-term or incentive award earned in any period prior to the termination date and a lump-sum payment for any accrued but unused vacation days.
     If Mr. Talley dies or becomes disabled, he is entitled to (i) receive a lump-sum payment equal to (a) one-third of his base salary times (b) a fraction, the numerator being the number of days he was employed in the calendar year of termination and the denominator being the number of days in that year and (ii) have (a) 50% of outstanding stock options that are not then vested or exercisable become vested and exercisable as of the termination date; (b) the remaining outstanding stock options that are not then vested or exercisable become vested and exercisable ratably and quarterly for two years following the termination date; and (c) each outstanding stock option remain exercisable for all securities for the later of (x) the 90th day following the date that the option becomes fully vested and exercisable and (y) the first anniversary of the termination date. If Mr. Cook dies or becomes disabled, he is entitled to the same benefits as Mr. Talley, except the equation for his lump-sum payment is based on one-fourth of his base salary.
     If Mr. Talley is terminated without cause or the term of his agreement is not extended pursuant to the employment agreement, he is entitled to the same benefits as if he were terminated due to death or disability and to receive a lump-sum payment equal to (a) one and one-third times (b) his base salary times (c) the number of whole and partial months remaining in the term of the agreement (but no more than 12 and no less than 6) divided by (d) 12. If Mr. Cook is terminated without cause or the term of his agreement is not extended pursuant to the employment agreement, he is entitled to the same benefits as Mr. Talley, but the equation for his lump-sum payment is based on one and one-fourth times his base salary.
     If Mr. Talley is terminated in anticipation of, or within one year following, a change of control, he is entitled to: (i) receive a lump-sum payment equal to (a) one and one third times (b) his base salary times (c) the number of whole and partial months remaining in the term of the agreement (but not less than 24) divided by (d) 12 and (ii) have (a) 50% of outstanding stock options that are not then vested or exercisable become vested and exercisable as of the termination date; (b) the remaining outstanding stock options that are not then vested or exercisable become vested and exercisable ratably and monthly for the first year following the termination date; and (c) each outstanding stock option remain exercisable for all securities for the later of (x) the 90th day following the date that the option becomes fully vested and exercisable and (y) the first anniversary of the termination date. If Mr. Cook is terminated in anticipation of, or within one year following, a change of control, he is entitled to the same benefits as Mr. Talley, except his lump sum is equal to (a) one and one-fourth times (b) his base salary times (c) the number of whole and partial months remaining in the term of the agreement (but no more than 18 and no less than 12) divided by (d) 12.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2005.

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	439,501	$1.45	251,943
Total	439,501	$1.45	251,943

Upon closing of the merger with Maxim on January 4, 2006, 4 million shares of EpiCept’s common stock are reserved for issuance under the 2005 Equity Incentive Plan. Of this amount, options relating to approximately 2.2 million shares were granted on January 4, 2006.
     The following table sets forth information with respect to the beneficial ownership of EpiCept common stock as of February 28, 2006, as adjusted to give effect to a 1-for-4 reverse split of EpiCept’s common stock, the conversion of EpiCept’s preferred stock and substantially all of its convertible debt into shares of EpiCept common stock and the exercise of warrants to purchase EpiCept common stock, all of which occurred immediately prior to the completion of the merger with Maxim on January 4, 2006, and the issuance of common stock on February 8, 2006 in connection with the Company’s $11.6 million private placement:
•	each stockholder known by EpiCept to own beneficially more than five percent of EpiCept common stock;

•	each of the named executive officers;

•	each of EpiCept’s directors; and

•	all of EpiCept’s directors and the named executive officers as a group.

     Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the stockholders below is in care of EpiCept Corporation, 270 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

	Number of Shares	Percent of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned(1)(2)
5% Stockholders
TVM Capital(3)	4,578,077	18.69%
Merlin General Partner II Limited(4)	2,461,928	10.05
Private Equity Direct Finance(5)	2,115,343	8.64
Executive Officers and Directors
John V. Talley(6)	687,809	2.74
Robert W. Cook(7)	66,115	*
Ben Tseng(8)	21,773	*
Dov Elefant(9)	58,594	*
Dr. Oliver Wiedemann(10)	46,875	*
Dr. Dileep Bhagwat(11)	35,156	*
Michael McClurg(12)	9,824	*
Robert G. Savage(13)	76,111	*
Dr. Gert Caspritz(3)	4,578,077	18.69
Guy Jackson(14)	37,223	*
Gerhard Waldheim(15)	92,154	*
John Bedard(16)	14,596	*
Wayne P. Yetter(17)	19,184	*
All directors and named executive officers as a group (13 persons)(18)	5,743,491	22.53

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of EpiCept common stock.

(1)	Beneficial ownership is determined with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)	Percentage ownership is based on 24,485,026 shares of common stock outstanding on February 28, 2006.

(3)	Includes 1,144,822 shares of common stock held by TVM III, and 3,408,464 shares held by TVM IV. Includes 6,042 shares of common stock and 6,667 shares issuable upon the exercise of options that are exercisable within 60 days held by Dr. Gert Caspritz, one of our directors, who is a general partner of TVM, which is the general partner of each of TVM III and TVM IV, and an aggregate of 12,082 shares of common stock held by Friedrich Bornikoel, Christian Claussen, John J. DiBello, Alexandra Goll, Helmut Schuhsler and Bernd Seibel who are individual Partners of TVM (such entities collectively with TVM III and TVM IV, “TVM”). TVM Techno Venture Management No. III, L.P. (“TVM III Management”) is the General Partner and the investment committee of TVM III. TVM IV Management GmbH & Co. KG (“TVM IV Management”) is the Managing Limited Partner and investment committee of TVM IV. The investment committees, composed of certain Managing Limited Partners of TVM, have voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. Decisions of the investment committees are made by a majority vote of their members and, as a result, no single member of the investment committees has voting or dispositive authority over the shares.

Friedrich Bornikoel, John J. Di Bello, Alexandra Goll, Christian Claussen, Bernd Seibel and Helmut Schühsler are the members of the investment committee of TVM III Management. They, along with Gert Caspritz, John Chapman and Hans G. Schreck are the members of the investment committee of TVM IV Management. Friedrich Bornikoel, John J. DiBello, Alexandra Goll, Christian Claussen, Bernd Seibel and Helmut Schühsler each disclaim beneficial ownership of the shares held by TVM III and TVM IV except to the extent any individual has a pecuniary interest therein. Gert Caspritz, John Chapman and Hans G. Schreck each disclaim beneficial ownership of the shares held by TVM IV except to the extent any individual has a pecuniary interest therein. The address of TVM III Management and TVM IV Management is 101 Arch Street, Suite 1950, Boston, MA 02110.

(4)	Includes 2,481,928 shares of common stock beneficially owned by Merlin L.P. and Merlin GbR and held by Merlin and includes 1,875 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days held by Mr. Mark Docherty, one of our directors, who is a director of Merlin, which is investment advisor to the general partner of each of Merlin L.P. and Merlin GbR. Includes 65,406 shares of common stock held by Dr. Hellmut Kirchner, who is a director of Merlin. The Merlin Biosciences Fund is comprised of two entities: Merlin L.P. and Merlin GbR. Both are controlled by the board of directors of Merlin General Partner II Limited, a Jersey-based limited liability company, which is owned by Merlin. Merlin has agreed not to exercise its voting rights to change or replace the board of directors of Merlin General Partner II Limited. The board of directors of Merlin General Partner II Limited, effectively controls Merlin L.P. and Merlin GbR because it is General Partner of Merlin L.P. and Managing Partner of Merlin GbR. Investment decisions are made with a majority of the board of directors of Merlin General Partner II Limited, no single person has control. The directors of Merlin General Partner II Limited are as follows: Dr Max Link (Chairman), William Edge, Sir Christopher Evans OBE, Robin Herbert CBE, Professor Trevor Jones, Dr. Hellmut Kirchner, Mark Clement, Denzil Boschat, Alison Creed and Jeff Iliffe. Some of the directors hold small limited partnership interests in the Fund but none of these are individually or collectively able to influence the Fund. The registered office is at La Motte Chambers, St Helier, Jersey JE1 1BJ, UK. Mr. Docherty and Dr. Kirchner each disclaim beneficial ownership of the shares held by Merlin, Merlin L.P. and Merlin GbR except to the extent any such individual has a pecuniary interest therein. The address of Merlin, Merlin L.P. and Merlin GbR is c/o Merlin Biosciences Limited, 33 King Street, St. James’s, London, SW1Y 6RJ, United Kingdom.

(5)	Includes 2,115,343 shares of common stock held by Private Equity Direct Finance. Private Equity Direct Finance is a Cayman Islands exempted limited company and a wholly-owned subsidiary of Private Equity Holding Cayman, itself a Cayman Islands exempted limited company, and a wholly-owned subsidiary of Private Equity Holding Ltd. Private Equity Holding Ltd. is a Swiss corporation with registered office at Innere Guterstrasse 4, 6300 Zug, Switzerland, and listed on the SWX Swiss Exchange. The discretion for divestments by Private Equity Direct Finance rests with ALPHA Associates (Cayman), L.P., as investment manager. The members of the board of directors of the general partner of ALPHA Associates (Cayman), L.P. are the same persons as the members of the board of directors of Private Equity Direct Finance: Rick Gorter, Gwendolyn McLaughlin and Andrew Tyson. A meeting of the directors at which a quorum is present is competent to exercise all or any of the powers and discretions. The quorum necessary for the transaction of business at a meeting of the directors may be fixed by the directors and, unless so fixed at any other number, is two. The address of Private Equity Direct Finance is One Capital Place, P.O. Box 847, George Town, Grand Cayman, Cayman Islands.

(6)	Includes 92,146 shares of common stock and includes 595,663 shares issuable upon the exercise of options that are exercisable within 60 days.

(7)	Includes 66,115 shares issuable upon the exercise of options that are exercisable within 60 days.

(8)	Includes 2,180 shares of common stock and includes 19,593 shares issuable upon the exercise of options that are exercisable within 60 days.

(9)	Includes 58,594 shares issuable upon the exercise of options that are exercisable within 60 days.

(10)	Includes 46,875 shares issuable upon the exercise of options that are exercisable within 60 days.

(11)	Includes 35,156 shares issuable upon the exercise of options that are exercisable within 60 days.

(12)	Includes 9,824 shares issuable upon the exercise of options that are exercisable within 60 days.

(13)	Includes 76,111 shares issuable upon the exercise of options that are exercisable within 60 days.

(14)	Includes 37,223 shares issuable upon the exercise of options that are exercisable within 60 days.

(15)	Includes 70,029 shares of common stock and includes 22,125 shares issuable upon the exercise of options that are issuable within 60 days.

(16)	Includes 14,596 shares issuable upon the exercise of options that are exercisable within 60 days.

(17)	Includes 19,184 shares issuable upon the exercise of options that are exercisable within 60 days.

(18)	Includes 1,007,726 shares issuable upon the exercise of options that are exercisable within 60 days.
STOCK OPTION PLANS
     1995 Stock Option Plan
     EpiCept’s 1995 Stock Option Plan, as amended, was approved by our board of directors in November 1995, and subsequently amended in April 1997, March 1999, February 2002 and June 2002. A total of 797,080 shares of EpiCept’s common stock were authorized for issuance under the 1995 Stock Option Plan. As of December 31, 2005, 251,943 shares were available for issuance under the 1995 Stock Option Plan. We do not plan to grant any further options from this plan.
     The purpose of the 1995 Stock Option Plan was to provide EpiCept and its stockholders the benefits arising out of capital stock ownership by its employees, officers, directors, consultants and advisors and any of its subsidiaries, who are expected to contribute to its future growth and success. EpiCept’s 1995 Stock Option Plan provides for the grant of non-statutory stock options to its (and its majority-owned subsidiaries’) employees, officers, directors, consultants or advisors, and for the grant of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code to its employees and employees of its majority-controlled subsidiaries.
     A committee duly appointed by EpiCept’s board of directors administered the 1995 Stock Option Plan. The committee has the authority to (a) construe the respective option agreements and the terms of the plan; (b) prescribe, amend and rescind rules and regulations relating to the plan; (c) determine the terms and provisions of the respective option agreements, which need not be identical; (d) make all other determinations in the judgment of the committee necessary or desirable for the administration of the plan. From and after the registration of EpiCept’s common stock under the Securities Exchange Act of 1934, the selection of a director or an officer who is a “reporting person” under Section 16(a) of the Exchange Act as a recipient of an option, the timing of the option grant, the exercise price of the option and the number of shares subject to the option shall be determined by (a) the committee of the Board, each of which members shall be an outside director or (b) by a committee consisting of two or more directors having full authority to act in the matter, each of whom shall be an outside director.
     The committee shall determine the exercise price of stock options granted under the 1995 Stock Option Plan, but with respect to all incentive stock options, the exercise price must be at least equal to the fair market value of EpiCept’s common stock on the date of the grant or, in the case of grants of incentive stock options to holders of more than 10% of the total combined voting power of all classes of EpiCept’s stock (“10% owners”), at least equal to 110% of the fair market value of EpiCept’s common stock on the date of the grant.
     The committee shall determine the term of stock options granted under the 1995 Stock Option Plan, but such date shall not be later than 10 years after the date of the grant, except in the case of incentive stock options granted to 10% owners in which case such date shall not be later than five years after the date of the grant.
     Each option granted under the 1995 Stock Option Plan is exercisable in full or in installments at such time or times and during such period as is set forth in the option agreement evidencing such option, but no option granted to a “reporting person” shall be exercisable during the first six months after the grant.
     No optionee may be granted an option to purchase more than 350,000 shares in any fiscal year. In addition, no incentive stock option may be exercisable for the first time in any one calendar year for shares of common stock with an aggregate fair market value (as of the date of the grant) of more than $100,000.
     EpiCept’s 1995 Stock Option Plan generally does not allow for the transfer of options and only the optionee may exercise an option during his or her lifetime.
     An optionee may exercise an option at any time within three months following the termination of the optionee’s employment or other relationship with EpiCept or within one year if such termination was due to the death or disability of the optionee, but except in the case of the optionee’s death, in no event later than the expiration date of the option. If the termination of the optionee’s employment is for cause, the option expires immediately upon termination.
     EpiCept’s 1995 Stock Option Plan automatically terminated on November 14, 2005.
     2005 Equity Incentive Plan
     The 2005 Equity Incentive Plan was adopted on September 1, 2005 and approved by stockholders on September 5, 2005. EpiCept’s Equity Incentive Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.
     A total of 4,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the Equity Incentive Plan. At the closing the merger approximately 2.3 million options were granted to employees and to members of our Board of Directors. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year.
     EpiCept’s board of directors or a committee of its board administers the Equity Incentive Plan. In the case of options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, the committee will consist of two or more “outside directors” within the meaning of Section 162(m) of the Code. The administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each such award, the exercisability of the awards and the form of consideration, if any, payable upon exercise. The administrator also has the authority to institute an exchange program by which outstanding awards may be surrendered in exchange for awards with a lower exercise price.
     The administrator will determine the exercise price of options granted under the Equity Incentive Plan, but with respect to nonstatutory stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Code and all incentive stock options, the exercise price must at least be equal to the fair market value of EpiCept’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of EpiCept’s outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options.
     Restricted stock may be granted under the Equity Incentive Plan. Restricted stock awards are shares of EpiCept’s common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee. The administrator may impose whatever conditions to vesting it determines to be appropriate. For example, the administrator may set restrictions based on the achievement of specific performance goals. Shares of restricted stock that do not vest are subject to EpiCept’s right of repurchase or forfeiture.
     Performance-based awards may be granted under the Equity Incentive Plan. Performance-based awards are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish organizational or individual performance goals in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants.
     The Equity Incentive Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.
     The Equity Incentive Plan will provide that if EpiCept experiences a Change of Control (as defined), the administrator may provide at any time prior to the Change of Control that all then outstanding stock options and unvested cash awards shall immediately vest and become exercisable and any restrictions on restricted stock awards shall immediately lapse. In addition, the administrator may provide that all awards held by participants who are at the time of the Change of Control in EpiCept’s service or the service of one of its subsidiaries or affiliates shall remain exercisable for the remainder of their terms notwithstanding any subsequent termination of a participant’s service. All awards will be subject to the terms of any agreement effecting the Change of Control, which agreement may provide, without limitation, that in lieu of continuing the awards, each outstanding stock option shall terminate within a specified number of days after notice to the holder, and that such holder shall receive, with respect to each share of common stock subject to such stock option, an amount equal to the excess of the fair market value of such shares of common stock immediately prior to the occurrence of such Change of Control over the exercise price (or base price) per share underlying such stock option with such amount payable in cash, in one or more kinds of property (including the property, if any, payable in the transaction) or in a combination thereof, as the administrator, in its discretion, shall determine. A provision like the one contained in the preceding sentence shall be inapplicable to a stock option granted within six months before the occurrence of a Change of Control if the holder of such stock option is subject to the reporting requirements of Section 16(a) of the Exchange Act and no exception from liability under Section 16(b) of the Exchange Act is otherwise available to such holder.
     The Equity Incentive Plan will automatically terminate ten years from the effective date, unless it is terminated sooner. In addition, EpiCept’s board of directors has the authority to amend, suspend or terminate the Equity Incentive Plan provided such action does not impair the rights of any participant.
     2005 Employee Stock Purchase Plan
     The 2005 Employee Stock Purchase Plan was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The Employee Stock Purchase Plan became effective at the effective time of the merger and a total of 500,000 shares of our common stock have been reserved for sale.
     EpiCept’s board of directors or a committee of the board will administer the Employee Stock Purchase Plan. EpiCept’s board of directors or the committee will have full and exclusive authority to interpret the terms of the Employee Stock Purchase Plan and determine eligibility.
     All of EpiCept’s employees are eligible to participate if they are customarily employed by EpiCept or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock if such employee:
•	immediately after the grant owns stock possessing 5% or more of the total combined voting power or value of all classes of EpiCept’s capital stock, or

•	whose rights to purchase stock under all of EpiCept’s employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.
     The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and generally provides for six-month offering periods beginning on January 1 and July 1 of each calendar year, commencing on January 1, 2006 or such other date as may be determined by the committee appointed by EpiCept to administer the Employee Stock Purchase Plan.
     The Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions from their eligible compensation, which includes a participant’s base salary, wages, overtime pay, shift premium and recurring commissions, but does not include payments for incentive compensation or bonuses.
     Amounts deducted and accumulated by the participant are used to purchase shares of EpiCept’s common stock at the end of each six-month purchase period. The price is 85% of the lower of the fair market value of EpiCept’s common stock at the beginning of an offering period or end of an offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with EpiCept.
     A participant may not transfer rights granted under the Employee Stock Purchase Plan other than by will, the laws of descent and distribution or as otherwise provided under the Employee Stock Purchase Plan.
     EpiCept’s board of directors has the authority to amend or terminate the Employee Stock Purchase Plan, except that, subject to certain exceptions described in the Employee Stock Purchase Plan, no such action may adversely affect any outstanding rights to purchase stock under the Employee Stock Purchase Plan.
     401(k) Plan
     In 1998, EpiCept adopted a Retirement Savings and Investment Plan, the 401(k) Plan, covering its full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by EpiCept, and the investment earnings thereon, are not taxable to the employees until withdrawn. If the 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code, the contributions will be tax deductible by EpiCept when made. EpiCept’s employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of $15,000 if under 50 years old and $20,000 if over 50 years old in 2006 and to have those funds contributed to the 401(k) Plan. The 401(k) Plan permits EpiCept, but does not require EpiCept, to make additional matching contributions on behalf of all participants.
ITEM 13. CERTAIN RELATIONSHIPS WITH MANAGEMENT AND AFFILIATES
2002 Bridge Notes and Warrants
     In November 2002, EpiCept entered into a convertible bridge loan in an aggregate amount of up to $5,000,000. This convertible bridge loan is referred to in this annual report as the “2002 convertible bridge loan.” The lenders under the 2002 convertible bridge loan included Mr. John V. Talley, its President and Chief Executive Officer, and certain holders of its preferred stock, including TVM IV GmbH & Co. KG (“TVM IV”), Private Equity Direct Finance (“Private Equity”), The Merlin Biociences Fund L.P., The Merlin Biosciences Fund GbR (collectively, the “Merlin Investors”) and Gold-Zack Partners I B.V. The 2002 convertible bridge loan bears interest at 8% per annum and matures on October 30, 2006. In connection with the merger, the lenders agreed to convert their 2002 convertible bridge loans into 593,121 shares of common stock at a conversion price of $1.50. In connection with the purchase of the 2002 convertible bridge loans, each lender also received stock purchase warrants entitling that lender to purchase a specified amount of EpiCept’s preferred stock or common stock under certain circumstances. In connection with the merger with Maxim, the stock purchase warrants were amended to provide that they expire at the effective time of the merger and that immediately prior to the effective time the stock purchase warrants were automatically exercised into 3,861,462 shares of common stock at an exercise price of $0.628. Each lender used the outstanding principal amount and accrued interest on their respective 2002 convertible bridge loans to pay the exercise price.
2006 Notes
     In March 2005, EpiCept completed the private placement of $4.0 million in aggregate principal amount of its 8% Senior Notes due 2006. These notes are referred to in this annual report as the “2006 Notes.” The purchasers of the 2006 Notes included Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P. (collectively, the “Sanders Investors”) and certain holders of EpiCept’s preferred stock including TVM IV, Private Equity and the Merlin Investors. The 2006 notes mature on October 30, 2006. In connection with the merger with Maxim, all investors other than the Sanders Investors converted their 2006 Notes, including interest, into 1,126,758 shares of common stock at a conversion price of $2.84. In connection with the purchase of the 2006 Notes, each investor also purchased stock purchase warrants exercisable into EpiCept’s common stock. In connection with the merger, all investors other than the Sanders Investors, agreed to cancel their stock purchase warrants. The stock purchase warrants held by the Sanders Investors were amended to provide for their automatic expiration at the effective time of the merger with Maxim. Immediately prior to the effective time, the stock purchase warrants were automatically exercised on a net issuance basis for 22,096 shares of EpiCept’s common stock at an exercise price of $3.96.
November 2005 Senior Notes
In November 2005, EpiCept completed the private placement of $2.0 million in aggregate principal amount of its 8% Senior Notes due 2006. These notes are referred to in this annual report as the “November 2005 Senior Notes.” The purchasers of the November 2005 Senior Notes included certain stockholders of EpiCept’s preferred stock including TVM IV, Private Equity and the Merlin Investors. The November 2005 Senior Notes mature on October 30, 2006. In connection with the merger with Maxim, all investors agreed to convert all principal and accrued interest on their November 2005 Senior Notes into 711,691 shares of common stock at a conversion price of $2.84.
Amendment to Series B Warrants
     In August 2000, EpiCept issued two warrants (the “Series B Warrants”) to purchase its Series B convertible preferred stock to Alpinvest International B.V. and TVM III Limited Partnership (“TVM III”). In connection with the merger with Maxim, the Series B Warrants were deemed exercised on a net issuance basis for 58,229 shares of EpiCept’s common stock based on an exercise price of $6.00.
Amendment to Series C Warrant
     In November 2000, EpiCept issued a warrant (the “Series C Warrant”) to purchase its Series C convertible preferred stock to Private Equity. In connection with the merger, the Series C Warrant was deemed exercised on a net issuance basis for 131,018 shares of EpiCept’s common stock based on an exercise price of $6.00.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information appearing under “Principal Accountant Fees and Services” in the Proxy Statement for our Annual Meeting of Shareholders to be filed no later than April 30, 2006, is incorporated by reference into this Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) Financial Statements and Financial Statement Schedules
The following consolidated financial statements of EpiCept Corporation and subsidiaries, the notes thereto, the related report thereon of independent auditors are filed under Item 8 of this report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statement of Preferred Stock and Stockholder’s Deficit for Years Ended December 31,2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or the notes thereto.
(a) (3) See Exhibits Index.
(b) Exhibits. See Item 15 (a) (3) above.
(c) Financial Statement Schedules
     None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPICEPT CORPORATION

By:	/s/ John V. Talley

John V. Talley
President and Chief Executive Officer
March 16, 2006
     Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ John V. Talley	Director, President and Chief Executive Officer	March 16, 2006
John V. Talley
John V. Talley	(Principal Executive Officer)

/s/ Robert W. Cook	Chief Financial Officer	March 16, 2006

Robert W. Cook	(Principal Financial and Accounting Officer)

/s/ Dov Elefant	Controller	March 16, 2006

Dov Elefant

/s/ Robert G. Savage	Director	March 16, 2006

Robert G. Savage

/s/ Gert Caspritz	Director	March 16, 2006

Gert Caspritz

/s/ Guy C. Jackson	Director	March 16, 2006

Guy C. Jackson

/s/ Gerhard Waldheim	Director	March 16, 2006

Gerhard Waldheim

/s/ John Bedard	Director	March 16, 2006

John Bedard

/s/ Wayne P. Yetter	Director	March 16, 2006

Wayne P. Yetter

INDEX TO FINANCIAL STATEMENTS
EPICEPT CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
EpiCept Corporation and subsidiaries:
     We have audited the accompanying consolidated balance sheets of EpiCept Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EpiCept Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 16, 2006

EpiCept Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$402,994	$1,253,507
Prepaid expenses and other current assets	64,114	47,616

Total current assets	467,108	1,301,123
Property and equipment, net	58,227	109,033
Deferred financing, initial public offering and acquisition costs	2,204,975	1,197,888
Other assets	16,460	18,748

Total assets	$2,746,770	$2,626,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,191,782	$1,622,382
Accrued research contract costs	13,889	162,183
Accrued interest	1,438,832	806,714
Other accrued liabilities	1,211,174	445,714
Warrant liability	35,062	—
Notes and loans payable, current portion	11,547,200	817,260
Deferred revenue, current portion	2,763,709	2,399,679

Total current liabilities	20,201,648	6,253,932

Notes and loans payable	4,705,219	11,572,628
Deferred revenue	5,416,124	6,108,657
Accrued interest	483,943	413,467
Contingent interest	870,136	706,065
Deferred rent and other noncurrent liabilities	—	13,534

Total long term liabilities	11,475,422	18,814,351

Total liabilities	31,677,070	25,068,283

Commitments
Series B Redeemable Convertible Preferred Stock, $.0001 par value; authorized 3,440,069 shares; issued and outstanding 3,106,736 shares at December 31, 2005 and 2004 ($9,320,208 liquidation preference plus accreted dividends of $1,932,287 and $1,606,080 at December 31, 2005 and 2004, respectively)	7,074,259	6,748,052

Series C Redeemable Convertible Preferred Stock, $.0001 par value; authorized 12,769,573 shares; issued and outstanding 8,839,573 shares at December 31, 2005 and 2004 ($26,518,719 liquidation preference plus accreted dividends of $4,650,947 and $3,722,792 at December 31, 2005 and 2004, respectively)	19,533,917	18,605,762

Warrants	4,583,974	4,583,974

Stockholders’ Deficit:
Series A Convertible Preferred Stock, $.0001 par value; authorized 3,422,620 shares; issued and outstanding 3,368,385 shares at December 31, 2005 and 2004, respectively (liquidation preference of $6,804,138 at December 31, 2005 and 2004)	8,225,806	8,225,806
Common stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 1,711,745 and 1,699,620 at December 31, 2005 and 2004, respectively	171	170
Additional paid-in capital	150,514	150,010
Deferred stock compensation	—	(24,444)
Accumulated deficit	(67,739,511)	(59,291,948)
Accumulated other comprehensive loss	(684,430)	(1,364,373)
Treasury stock, at cost (12,500 shares)	(75,000)	(75,000)

Total stockholders’ deficit	(60,122,450)	(52,379,279)

Total liabilities and stockholders’ deficit	$2,746,770	$2,626,792

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
Revenue	$828,502	$1,115,089	$376,575

Operating expenses:
General and administrative	5,783,185	4,407,702	3,406,648
Research and development	1,845,801	1,784,451	1,640,955

	7,628,986	6,192,153	5,047,603

Loss from operations	(6,800,484)	(5,077,064)	(4,671,028)

Other income (expense):
Interest income	18,536	39,828	—
Foreign exchange gain (loss)	357,264	(175,693)	(770,777)
Interest expense	(1,906,077)	(2,670,364)	(4,593,180)
Change in value of warrants and derivatives	832,201	—	—

Other expense, net	(698,076)	(2,806,229)	(5,363,957)

Loss before benefit for income taxes	(7,498,560)	(7,883,293)	(10,034,985)
Benefit for income taxes	283,859	274,886	74,454

Net loss	(7,214,701)	(7,608,407)	(9,960,531)
Deemed dividend and redeemable convertible preferred stock dividends	(1,254,362)	(1,404,362)	(1,254,362)

Loss attributable to common stockholders	$(8,469,063)	$(9,012,769)	$(11,214,893)

Basic and diluted loss per common share	$(4.95)	$(5.35)	$(6.79)
Weighted average common shares outstanding	1,710,306	1,683,199	1,650,717
The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Preferred Stock and Stockholders’ Deficit
For the Years Ended December 31, 2003, 2004 and 2005

	Series B Redeemable		Series C Redeemable										Accumulated
	Convertible Preferred		Convertible Preferred			Series A Convertible				Additional	Deferred		Other		Total
	Stock		Stock			Preferred Stock		Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Warrants	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Loss) Income	Stock	Deficit	Loss
Balance at December 31, 2002	3,106,736	$5,474,291	8,839,573	$14,981,538	$2,627,337	3,315,160	$7,274,762	1,650,339	$165	$2,494,427	$(1,065,806)	$(39,664,321)	$(394,156)	$(75,000)	$(31,429,929)	$(9,916,501)

Exercise of stock options								500		600					600
Accretion of preferred stock dividends		326,207		928,155						(771,960)		(482,402)			(1,254,362)
Beneficial conversion feature related to preferred stock		621,347		1,767,914			917,078			(3,081,595)		(224,744)			(2,389,261)
Deferred stock compensation related to employee stock options										(1,552)	80,516	(78,964)			—
Amortization of deferred stock compensation											590,318				590,318
Stock-based compensation to third parties										178,558					178,558
Sale of warrants					1,956,637										—
Beneficial conversion feature related to convertible bridge loans										1,215,983					1,215,983
Foreign currency translation adjustment													(603,559)		(603,559)	$(603,559)
Net loss												(9,960,531)			(9,960,531)	(9,960,531)

Balance at December 31, 2003	3,106,736	6,421,845	8,839,573	17,677,607	4,583,974	3,315,160	8,191,840	1,650,839	165	34,461	(394,972)	(50,410,962)	(997,715)	(75,000)	(43,652,183)	$(10,564,090)

Exercise of stock options								48,781	5	69,033					69,038
Exercise of Series A Convertible Preferred Stock warrants						53,225	33,966			(33,966)					—
Beneficial conversion feature related to Series A Convertible Preferred Stock warrant exercise										150,000		(150,000)			—
Accretion of preferred stock dividends		326,207		928,155						(131,783)		(1,122,579)			(1,254,362)
Amortization of deferred stock compensation											370,528				370,528
Stock-based compensation to third parties										62,765					62,765
Foreign currency translation adjustment													(366,658)		(366,658)	$(366,658)
Net loss												(7,608,407)			(7,608,407)	(7,608,407)

Balance at December 31, 2004	3,106,736	6,748,052	8,839,573	18,605,762	4,583,974	3,368,385	8,225,806	1,699,620	170	150,510	(24,444)	(59,291,948)	(1,364,373)	(75,000)	(52,379,279)	$(7,975,065)

Exercise of stock options								12,125	1	17,549					17,550
Accretion of preferred stock dividends		326,207		928,155						(21,500)		(1,232,862)			(1,254,362)
Amortization of deferred stock compensation										(2,222)	24,444				22,222
Stock-based compensation to third parties										6,177					6,177
Foreign currency translation adjustment													679,943		679,943	$679,943
Net loss												(7,214,701)			(7,214,701)	(7,214,701)

Balance at December 31, 2005	3,106,736	$7,074,259	8,839,573	$19,533,917	$4,583,974	3,368,385	$8,225,806	1,711,745	$171	$150,514	$—	$(67,739,511)	$(684,430)	$(75,000)	$(60,122,450)	$(6,534,758)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(7,214,701)	$(7,608,407)	$(9,960,531)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53,791	57,627	78,424
Gain on disposal of assets	—	(1,895)	—
Foreign exchange (gain) loss	(357,264)	175,693	770,777
Stock-based compensation expense	28,399	433,293	768,876
Amortization of deferred financing costs	52,959	28,552	85,657
Write off of deferred initial public offering costs	1,740,918	—	—
Amortization of debt discount on loans	433,459	1,316,563	3,356,400
Change in value of warrants and derivatives	(832,201)	—	—
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(16,498)	(11,331)	453
(Increase) decrease in other assets	2,288	(5,403)	(2,513)
Increase (decrease) in accounts payable	79,216	874,892	(155,725)
Increase (decrease) in accrued research contract costs	(148,294)	47,646	(469,806)
Increase in accrued interest-current	632,118	387,117	377,268
Increase (decrease) in other accrued liabilities	421,991	(275,276)	58,594
Increase in deferred revenue	500,000	—	10,000,000
Recognition of deferred revenue	(828,502)	(1,115,089)	(376,575)
Increase in accrued interest	70,476	69,813	64,093
Increase in contingent interest	164,071	222,892	183,246
Decrease in other liabilities	(13,534)	(18,044)	(11,637)

Net cash (used in) provided by operating activities	(5,231,308)	(5,421,357)	4,767,001

Cash flows from investing activities:
Purchase of property and equipment	(2,985)	(50,054)	(17,357)
Proceeds from sale of property and equipment	2,104	999	—

Net cash used in investing activities	(881)	(49,055)	(17,357)

Cash flows from financing activities:
Issuance of common stock	17,550	69,038	600
Proceeds from bridge loans and warrants	6,000,010	—	2,654,546
Repayment of loan	(709,500)	(729,340)	—
Deferred financing costs	(89,550)	—	—
Deferred initial public offering costs	(782,694)	(595,128)	—
Deferred acquisition costs	(95,068)	—	—

Net cash (used in) provided by financing activities	4,340,748	(1,255,430)	2,655,146

Net (decrease) increase in cash and cash equivalents	(891,441)	(6,725,842)	7,404,790
Effect of exchange rate changes on cash	40,928	(27,838)	(17,155)
Cash and cash equivalents at beginning of period	1,253,507	8,007,187	619,552

Cash and cash equivalents at end of period	402,994	1,253,507	8,007,187

Supplemental disclosure of cash flow information:
Cash paid for interest	$473,001	$709,493	$493,579

Cash paid for income taxes	$425	$122,903	$943

Supplemental disclosure of non-cash financing activities:
Deemed dividend and redeemable convertible preferred stock dividends	$1,254,362	$1,254,362	$1,254,362

Beneficial conversion feature related to preferred stock or warrant exercise	$—	$150,000	$3,306,339

Beneficial conversion feature related to convertible term notes	$—	$—	$1,215,983

Deferred financing, initial public offering and acquisition costs	$2,436,412	$602,760	$—

The accompanying notes are an integral part of these consolidated financial statements.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
1. Organization and Description of Business
     EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of topically delivered prescription pain management therapeutics. The Company has six product candidates in clinical development, three of which are in late-stage clinical development and ready to enter, or which have entered, Phase IIb or Phase III clinical trials. EpiCept’s product candidates target moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. The Company’s product candidates utilize several proprietary formulations and topical delivery technologies to administer established, FDA-approved pain management therapeutics, or analgesics.
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
     The Company has yet to generate product revenues from any of its product candidates in development. During 2003, the Company entered into two strategic alliances, the first in July 2003 with Adolor Corporation (“Adolor”) for the development and commercialization of certain products, including LidoPAIN SP in North America, and the second in December 2003 with Endo Pharmaceuticals, Inc. (“Endo”) for the worldwide commercialization of LidoPAIN BP. The Company received a total of $10.0 million in upfront non-refundable license fees upon the closing of these license agreements. In September 2005, the Company received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a U.S. Phase II trial of LidoPAIN SP. Under these relationships, the Company is eligible to receive an additional $102.0 million in milestone payments and, upon receipt of appropriate regulatory approvals, the Company will earn royalties based on net sales of products. There is no assurance that any of these milestones will be earned or any royalties paid. The Company’s ability to generate additional revenue in the future will depend on its ability to meet development or regulatory milestones under its existing license agreements that trigger additional payments, to enter into new license agreements for other products or territories, and to receive regulatory approvals for, and successfully commercialize, its product candidates either directly or through commercial partners.
     The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with the Company’s dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow the Company’s business and to obtain adequate financing to fund this growth.
     The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, the Company has incurred an accumulated deficit of $67.7 million as of December 31, 2005 and may incur operating losses for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has financed its operations through the proceeds from the sales of common and preferred equity securities, debt, proceeds from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of its New Jersey net operating loss carryforwards. In February 2006, the Company raised $11.6 million gross proceeds from the sale common stock and common stock purchase warrants (See Note 13).
     The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its product candidates, primarily for clinical trials. Based upon the projected spending levels for the Company, the Company does not currently have adequate cash and cash equivalents to complete the trials and therefore will require additional funding. As a result, the Company intends to monitor its liquidity position and the status of its clinical trials and to continue to actively pursue fund-raising possibilities through the sale of its equity securities. If the Company is unsuccessful in its efforts to raise additional funds through the sale of its equity securities or achievement of development milestones, it may be required to significantly reduce or curtail its research and development activities and other operations if its level of cash and cash equivalents falls below pre-determined levels. The Company believes that its existing cash and cash equivalents combined with the proceeds of its recent financing will be sufficient to fund its operations into the first quarter 2007.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
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
     The Company was incorporated in Delaware in March 1993. A 100%-owned subsidiary, EpiCept GmbH, organized in Munich, Germany, is engaged in research and development activities on behalf of the Company.
     On January 4, 2006, the Company completed its merger with Maxim Pharmaceuticals, Inc. (“Maxim”). All of the Company’s preferred stock and certain of its outstanding debt obligations were converted into shares of the Company’s common stock, and outstanding warrants to purchase the Company’s common stock were either exercised or canceled. Certain of the transactions resulted in beneficial conversion feature charges being recorded at the time of the merger (See Note 13).
2. Significant Accounting Policies
   Consolidation
     The accompanying consolidated financial statements include the accounts of EpiCept Corporation and the Company’s 100%-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
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
   Reverse Stock Split
     On September 5, 2005, the Company’s stockholders approved a one-for-four reverse stock split of its common stock, which occurred immediately prior to the completion of the merger with Maxim on January 4, 2006. On January 4, 2006, EpiCept Corporation filed a Certificate of Change with the Delaware Secretary of State which served to effect, a one-for-four reverse split of EpiCept’s common stock. As a result of the reverse stock split, every four shares of EpiCept common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were rounded down to whole shares. The reverse stock split affected all of EpiCept’s common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split. The number of authorized shares of common stock was fixed at 50 million upon closing of the merger with Maxim. All common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.
   Revenue Recognition
     The Company recognizes revenue relating to its collaboration agreements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
     The Company’s application of these standards requires subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. The

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
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
     EpiCept recognizes milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF Issue No. 00-21; (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions is not met, EpiCept will recognize milestones as revenue in accordance with its accounting policy in effect for the respective contract. At the time of a milestone payment receipt, EpiCept will recognize revenue based upon the portion of the development services that are completed to date and defer the remaining portion and recognize it over the remainder of the development services on the proportional or ratable method, whichever is applicable. Through December 31, 2005, EpiCept recognized revenue of $0.2 million from a milestone payment of $0.5 million received from Adolor during September 2005. The remaining amount of $0.3 million has been deferred and will be recognized as revenue ratably over the estimated development period of LidoPAIN SP. When payments are specifically tied to a separate earnings process, revenue will be recognized when the specific performance obligation associated with the payment has been satisfied. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreement. Based on an updated development plan received from Adolor, the Company increased the length of the estimated development period of LidoPAIN SP by fifteen months in the fourth quarter of 2005. As a result of this change in estimate, revenue was adjusted downward by $0.6 million. Future changes in the estimated development period of LidoPAIN SP could increase or decrease revenue recognized to date.
     Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements.
   Foreign Currency Translation
     The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars using the period-end exchange rate for all balance sheet accounts and the average exchange rates for expenses. Adjustments resulting from translation have been reported in other comprehensive loss.
     Gains or losses from foreign currency transactions relating to intercompany debt are recorded in the consolidated statements of operations in other income (expense).
   Stock-Based Compensation
     As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), using intrinsic values with appropriate disclosures using the fair value based method. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS123R. Accordingly, prior period amounts will not be restated. Under this application, the Company is required to record compensation expense at fair value for all awards granted after the date of adoption and for the unvested portion of previously granted awards. The Company had no unvested granted awards as of January 1, 2006. However, on January 4, 2006 the Company issued approximately 2.2 million stock options to its employees and board of directors. Based on the Black-Scholes fair value method

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(volatility — 83%, risk free rate — 4.28%, dividends — zero, weighted average life — 5 years), the Company estimates that approximately $8.8 million of share-based compensation will be recognized as compensation expense during the vesting period of which approximately $4.4 million will be expensed in 2006.
     Pro forma information regarding net loss is required by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”), and has been determined as if the Company had accounted for its employee stock options under the fair value method. As allowed by SFAS 123 and SFAS 148 and until the adoption of SFAS 123R, the Company has elected to continue to apply the intrinsic-value-based method of accounting for employee stock options described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss as if the Company applied the fair value method of accounting for stock-based employee compensation under SFAS 123:

	Year Ended December 31,
	2005	2004	2003
Net loss	$(7,214,701)	$(7,608,407)	$(9,960,531)
Add back: Total stock-based employee compensation expense under the APB 25 intrinsic value method	22,222	370,528	590,318
Deduct: Total stock-based employee compensation expense determined under fair value based method	(26,244)	(378,569)	(634,148)

Net loss — pro forma	(7,218,723)	(7,616,448)	(10,004,361)
Deemed dividend and redeemable convertible preferred stock dividends	(1,254,362)	(1,404,362)	(1,254,362)

Pro forma loss attributable to common stockholders	$(8,473,085)	$(9,020,810)	$(11,258,723)

Basic and diluted loss per common share
As reported	$(4.95)	$(5.35)	$(6.79)
Pro forma	$(4.95)	$(5.36)	$(6.82)
     The pro forma net loss may not be representative of pro forma net loss in future years because the pro forma results include the impact of previous grants and related vesting, while subsequent years will include additional grants and vesting.
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. No options were granted in 2005 and 2004.
     Options issued to non-employees are valued using the fair value method (Black-Scholes option pricing model) under SFAS 123 and Emerging Issues Task Force “EITF” Issue 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The value of such options is periodically remeasured and income or expense is recognized during the vesting terms. All options issued to non-employees are fully vested.
   Income Taxes
     The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2005 and 2004, a full valuation allowance has been applied against the Company’s deferred tax assets based on historical operating results (See Note 10).

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
   Loss Per Share
     Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding excludes shares underlying the Series A convertible preferred stock, the Series B redeemable convertible preferred stock and the Series C redeemable convertible preferred stock (collectively the “Preferred Stock”), stock options and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Common stock options	439,501	466,624	515,406
Warrants	6,374,999	6,374,999	6,400,321
Series A Convertible Preferred Stock	1,148,571	1,148,571	1,130,422
Series B Redeemable Convertible Preferred Stock	896,173	896,173	896,173
Series C Redeemable Convertible Preferred Stock	2,549,876	2,549,876	2,549,876

Total shares excluded from calculation	11,409,120	11,436,243	11,492,198

   Cash Equivalents
     Cash equivalents consist of money market mutual funds, which invest in U.S. government securities and bank deposits. The Company considers all highly liquid instruments which have a maturity of three months or less when acquired to be cash equivalents.
   Prepaid Expenses and Other Current Assets
     As of December 31, 2005 and 2004, prepaid expenses and other current assets are summarized below:

	2005	2004
Prepaid taxes	$26,505	$16,699
Prepaid insurance	26,305	12,280
Other	11,304	18,637

Total prepaid expenses and other current assets	$64,114	$47,616

   Deferred Financing, Initial Public Offering and Acquisition Costs
     The Company has deferred acquisition costs related to the proposed merger with Maxim (See Note 13). Deferred acquisition costs represent legal and other costs and fees incurred to acquire Maxim. Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. These costs are capitalized and amortized on a straight-line basis (which approximates the effective interest method) over the life of the applicable financing. Deferred initial public offering costs of $1.7 million were expensed during the second quarter of 2005 following the withdrawal of the Company’s initial public offering in May 2005. As of December 31, 2005 and 2004, deferred financing, initial public offering and acquisition costs are summarized below:

	2005	2004
Acquisition costs	$2,127,952	$—
Financing costs	77,023	—
Deferred initial public offering costs	—	1,197,888

Total deferred financing, initial public offering and acquisition costs	$2,204,975	$1,197,888

   Property and Equipment
     Property and equipment consists of office furniture and equipment, laboratory equipment, and leasehold improvements stated at cost. Furniture and equipment are depreciated on a straight-line basis over their estimated useful lives ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repairs are charged to expense as incurred.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
   Impairment of Long-Lived Assets
     The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of property and equipment.
   Derivatives
     The Company accounts for its derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company had not entered into hedging activities to date. As a result of certain financings (see Note 6), derivative instruments were created that are measured at fair value and marked to market at each reporting period. Changes in the derivative value are recorded as change in the value of the warrants and derivatives on the Consolidated Statement of Operations.
   Beneficial Conversion Feature of Certain Instruments
     The convertible feature of certain financial instruments provide for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature (“BCF”). Pursuant to EITF Issue No. 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” the estimated fair value of the BCF is recorded as interest expense if it is related to debt or a dividend if it is related to preferred stock. If the conversion feature is contingent, then the BCF is measured but not recorded until the contingency is resolved.
   Comprehensive Loss
     The Company’s only element of comprehensive loss, other than net loss, is foreign currency translation adjustments.
   Fair Value of Financial Instruments
     The estimated fair values of the Company’s financial instruments are as follows:

	At December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$0.4	$0.4	$1.3	$1.3
Non-convertible loans	9.4	9.9	4.8	5.4
Convertible bridge loans	7.3	5.1	7.6	31.5
Redeemable convertible preferred stock	26.6	24.6	25.4	55.1
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Cash and Cash Equivalents. The estimated fair value of cash and cash equivalents approximates its carrying value due to the short-term nature of these instruments.
     Non-Convertible Loans. The estimated fair value of non-convertible loans is based on the present value of their cash flows discounted at a rate that approximates current market returns for issues of similar risk.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
     Convertible Loans and Redeemable Convertible Preferred Stock. The fair value of the convertible loan, the convertible bridge loans, and the two series of redeemable convertible preferred stock is estimated based on the Company’s estimated fair value of its common stock of $5.39 and $16.00 at December 31, 2005 and 2004, respectively, into which such instruments are convertible.
   Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB 20 and SFAS 3.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company’s first quarter of fiscal 2006. The Company does not believe that the adoption of SFAS 154 will have a material impact on its consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions,” which requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged, but which includes certain exceptions to that principle. SFAS 153 eliminates the exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the pro forma impact of FASB Statement 123 as described above under the heading “Stock-Based Compensation”. The Company adopted SFAS 123R on January 1, 2006 and this adoption will have a significant impact on the Company’s consolidated financial statements in the future. On January 4, 2006 the Company issued approximately 2.2 million stock options to its employees and board of directors. Based on the Black-Scholes fair value method (volatility – 83%, risk free rate – 4.28%, dividends – zero), the Company estimates approximately $8.8 million of share-based compensation will be recognized as compensation expense during the vesting period of which approximately $4.4 million will be expensed in 2006.
3. License Agreements
   Adolor Corporation
     In July 2003, the Company entered into a license agreement with Adolor under which it granted Adolor the exclusive right to commercialize a sterile topical patch containing an analgesic alone or, in combination, including without limitation, LidoPAIN SP throughout North America. Upon the execution of the Adolor agreement, the Company received a non-refundable payment of $2.5 million, which has been deferred and is being recognized as revenue ratably over the estimated product development period. In 2005, 2004 and 2003, the Company recorded revenue from Adolor of approximately $0.4 million, $0.7 million and $0.4 million, respectively. In September 2005, the Company received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a U.S. Phase II trial of LidoPAIN SP. Under the Adolor agreement, Adolor is obligated to pay the Company additional non-refundable amounts of up to $14.5 million upon the achievement of various milestones relating to product development and regulatory approval, and is also obligated to pay royalties to the Company based on the net sales of licensed products in North America on a country-by-country basis until the last patent covering the licensed product expires or the tenth anniversary of the first commercial sale of licensed product, whichever is later. Adolor is also obligated to pay the Company a one-time bonus payment of up to $5.0 million upon the achievement of specified net sales milestones of licensed product. The total amount of future milestone payments the Company is eligible to receive from Adolor is $19.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
     Under the terms of the agreement, Adolor is responsible for conducting further clinical trials and completing the approval process in North America. At Adolor’s option, the Company may be required to supply or to obtain supply of the clinical products necessary to complete clinical trials. Alternatively, Adolor may choose to subcontract these responsibilities to a third party. In North America, Adolor is responsible for the supply and manufacture of LidoPAIN SP for commercial use or, at its option, may subcontract these responsibilities to third parties.
     The Company has the option to negotiate a co-promotion arrangement with Adolor for LidoPAIN SP or similar product in any country in which an NDA (or foreign equivalent) filing has been made within thirty days of such filing. However, neither EpiCept nor Adolor is under any obligation to enter into any such agreement.
     Endo Pharmaceuticals Inc.
     In December 2003, the Company entered into a license agreement with Endo under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. In 2005, 2004 and 2003, the Company recorded revenue from Endo of approximately $0.4 million, $0.4 million and $7,000, respectively. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
     The Company is responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. It may subcontract with third parties for the manufacture and supply of LidoPAIN BP. Endo remains responsible for continuing and completing the development of Lidoderm for the treatment of chronic lower back pain, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials.
     The Company has the option to negotiate a co-promotion arrangement with Endo for LidoPAIN BP or similar product in any country in which an NDA (or foreign equivalent) filing has been made within thirty days of such filing. The Company also has the right to terminate its license to Endo with respect to any territory in which Endo has failed to commercialize LidoPAIN BP within three years of the receipt of regulatory approval permitting such commercialization.
     Cassel
     In October 1999, the Company acquired from Dr. R. Douglas Cassel certain patent applications relating to technology for the treatment of surgical incision pain. On July 16, 2003, this agreement was amended. Pursuant to the agreement, as amended, the Company is obligated to pay Dr. Cassel a consultant fee of $4,000 per month until July 2006 and is also obligated to pay Dr. Cassel royalties based on the net sales of any of the licensed products for the treatment of pain associated with surgically closed wounds. The $4,000 per month fee will be credited towards these royalty payments. The royalty obligations will terminate upon the expiration of the last to expire acquired patent.
     Epitome
     In August 1999, the Company entered into a sublicense agreement with Epitome Pharmaceuticals Limited under which the Company was granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia. This technology has been incorporated into EpiCept NP-1. The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
applications. The Company is obligated to make payments to Epitome upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. At the end of each year in which there has been no commercially sold products, the Company is obligated to pay Epitome a maintenance fee that is equal to twice the fee paid in the previous year, or Epitome will have the option to terminate the contract. The sublicense terminates upon the expiration of the last to expire licensed patent. During 2005 and 2004, the Company paid Epitome $0.2 and $0.1 million, respectively. The sublicense may be terminated earlier under specified circumstances, such as breaches, lack of commercial feasibility and regulatory issues.
4. Property and Equipment
     Property and equipment consist of the following:

	December 31,
	2005	2004
Furniture, office and laboratory equipment	$499,897	$501,356
Leasehold improvements	125,645	125,834

	625,542	627,190
Less accumulated depreciation	(567,315)	(518,157)

	$58,227	$109,033

     Depreciation expense was approximately $0.1 million for each of the years ended December 31, 2005, 2004 and 2003.
5. Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	December 31
	2005	2004
Accrued professional fees	$811,647	$314,941
Income taxes	—	34,679
Other	399,527	96,094

	$1,211,174	$445,714

6. Notes, Loans and Financing
     The Company is a party to several loan agreements, the amounts, terms and descriptions of which are as follows:

	December 31
	2005	2004
Ten-year, non-amortizing loan due December 31, 2007(A)	$1,813,808	$2,089,292
Ten-year, non-amortizing convertible loan due December 31, 2007(B)	2,418,411	2,785,723
Term loan due June 30, 2007(C)	1,604,014	2,664,873
Convertible bridge loans due October 30, 2006(D)	4,850,000	4,850,000
Senior Notes due October 30, 2006(E)	4,000,000	—
November 2005 Senior Notes due October 30, 2006(F)	2,000,000	—

Total notes and loans payable, before debt discount	16,686,233	12,389,888
Less: Debt discount(E)	433,814	—

Total notes and loans payable	16,252,419	12,389,888
Less: Notes and loans payable, current portion	11,547,200	817,260

Notes and loans payable, long-term	$4,705,219	$11,572,628

(A)	In August 1997, EpiCept GmbH entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). Proceeds must be directed toward research, development, production and distribution of pharmaceutical products. The loan bears interest at 6% per annum. The lender also receives additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. To date, EpiCept GmbH has had no annual surplus. The Company considers the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company has assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement.

At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the note for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to the lender from the annual surplus of EpiCept GmbH. The Company is accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. Accrued interest attributable to these additional amounts totaled $0.5 and $0.4 million at December 31, 2005 and 2004, respectively. The effective rate of interest of this loan is 9.7%.

(B)	In February 1998, EpiCept GmbH entered into a ten-year non-amortizing convertible term loan in the amount of €2.0 million with tbg. The loan is non-interest bearing; however, the loan agreement provides for potential future annual payments from surplus of EpiCept GmbH up to 6% of the outstanding loan principal balance, not to exceed 9% of all payments made from surplus of EpiCept GmbH and limited to 7% of the total financing from tbg. To date, EpiCept GmbH has had no annual surplus. The Company considers the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company has assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement.

The loan is convertible into shares of the Company’s common stock at any time by the holder at a conversion price of $28.28 per share. The Company can require conversion upon a defined triggering event (such as a sale of substantially all assets of the Company, a public offering of the Company’s securities, a sale of more than 50% in voting power of outstanding equity securities of the Company, a merger, etc.) at a calculated conversion price ranging between $8.08 and $28.28 based on provisions pertaining to the applicable triggering event. On January 4, 2006 the loan was converted into 282,885 shares of the Company’s common stock at $8.08 per share (See Note 13).

(C)	In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH (“IKB”), guaranteed by the Company. The interest rate on the loan varies and was 10.5% per annum from August 1, 2000 through March 31, 2001, 15% per annum through June 30, 2003 and 20% per annum thereafter. The loan was amended in November 2002 by extending the maturity to December 31, 2006 and incorporating a principal repayment schedule, which commenced April 30, 2004. Quarterly principal payments are €0.2 million (approximately $0.2 million as of December 31, 2005) except for the payment due December 31, 2006, which will be approximately €0.4 million (approximately $0.4 million as of December 31, 2005). The repayment schedule in effect December 31, 2004 was amended in February 2005 in which payments due December 31, 2004 and March 31, 2005 were deferred until March 31, 2007 and June 30, 2007. As a result of the deferral, the maturity date has been extended until June 30, 2007. Payment of accrued interest during the period of October 1, 2004 through March 31, 2005 was deferred and paid on July 31, 2005.

The loan agreement provides for contingent interest of 4% per annum of the principal balance, becoming due only upon the Company’s realization of a profit, as defined in the agreement. The Company has not realized a profit through December 31, 2005. The Company values the contingent interest as a derivative using the fair value method in accordance with SFAS 133. Changes in the fair value of the contingent interest are recorded as an adjustment to interest expense. The fair value of the contingent interest was approximately $0.9 and $0.7 million as of December 31, 2005 and 2004, respectively.

(D)	In November 2002, the Company entered into convertible bridge loans with several of its stockholders, in an aggregate amount of up to $5.0 million. At December 31, 2005 and 2004, the Company had borrowings outstanding of $4.8 million. The convertible bridge loans bear interest at 8% per annum. The convertible bridge loans are convertible into the next round of preferred stock financing, and also have provisions for optional conversion into preferred stock or common stock. The conversion rate is equal to the lowest price per share paid by any purchaser in a financing of the next round of preferred stock, or at anti-dilutive conversion rates for optional conversion into preferred stock or common stock based upon the achievement of certain milestones. In addition, warrants to purchase preferred stock were issued to the lenders in connection with the convertible bridge loans (see Note 9). In accordance with APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” the Company allocated the net proceeds between the convertible notes and the preferred stock purchase warrants based on estimated fair value. Such warrants were valued utilizing the Black-Scholes

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

options pricing model and resulted in recording warrants at $3.6 million and a discount of $3.6 million to the convertible bridge loan. The discount was accreted over the term of the loan. During the years ended December 31, 2005, 2004 and 2003, the Company recognized approximately $0.0, $0.9 and $2.5,million, respectively, of non-cash interest expense related to the accretion of the debt discount. The maturity date of the convertible bridge loan had been extended from April 2004 until October 2006. On January 4, 2006, the convertible bridge loans were converted into 593,121 shares of the Company’s common stock (See Note 13).

Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” as supplemented by EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” requires the Company to compute the beneficial conversion feature (“BCF”). The Company computed the BCF of the convertible bridge loan as of the commitment date and accounted for it when certain clinical trial results became available in 2003 that determined the appropriate conversion rate. The BCF is being amortized as additional interest expense through the debt’s redemption date. For these convertible bridge loans, the BCF was recorded in April 2003 at approximately $1.2 million. For the year ended December 31, 2005, 2004 and 2003, approximately $0.0, $0.4 and $0.8 million of the BCF was amortized and included as interest expense, respectively.

(E)	In March 2005, the Company completed a private placement of $4.0 million aggregate principal amount of 8% Senior Notes due 2006 and warrants with a group of investors including several existing stockholders. The Senior Notes mature on October 30, 2006. The Company is required to repurchase the Senior Notes upon the completion of either an initial public offering or a Qualifying Financing (as defined in the terms of the Note). Each of the purchasers also purchased stock purchase warrants exercisable into an amount of shares of preferred stock or common stock equal to 35% of the principal amount of such purchaser’s Senior Notes divided by the amount per share the Senior Notes are converted into preferred stock or the initial public offering price of the Company’s common stock.

The Company allocated the $4.0 million in proceeds between the Senior Notes and the warrants based on their fair value (See Note 9). The Company recorded approximately $0.8 million of debt discount and through December 31, 2005 has recorded approximately $0.4 million of expense related to the accretion of the debt discount. The Senior Notes created an embedded derivative under FAS 133 “Accounting for Derivatives and Hedging Activities.” At the time of the financing, in accordance with FAS 133, the Company valued the embedded derivative at fair market value of approximately $0.1 million. At December 31, 2005, the embedded derivative had a nominal value. The value of the derivative is being marked to market each reporting period as a derivative gain or loss until the Senior Notes are repaid.

On August 26, 2005, the Company amended the Senior Notes with four of the six investors (cumulatively the “Non Sanders Investors”). Upon the completion of the merger with Maxim (See Note 13), the Non Sanders Investors agreed to convert their Senior Notes into approximately 1.1 million shares of the Company’s common stock at a conversion price of $2.84. In addition, accrued interest on the convertible loan will also be converted into the Company’s common stock at $2.84 per share. The amendment to the Senior Notes resulted in a BCF. Since the mandatory conversion of the Senior Notes is contingent upon the closing of the proposed merger with Maxim (See Note 13) and the merger was dependent on an affirmative vote of Maxim’s shareholders, no accounting is required at the modification date per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio.” On January 4, 2006, upon closing of the merger with Maxim (See Note 13), the BCF approximated $2.4 million and will be recorded as an expense in 2006.

The stock purchase warrants held by the remaining two investors (“Sanders Investors”) were amended to provide for their automatic expiration at the effective time of the merger with Maxim (See Note 13). Immediately prior to the effective time, the stock purchase warrants were automatically exercised for 22,096 shares of the Company’s common stock at an exercise price $3.96 per share.

(F)	In November 2005, the Company completed a private placement of $2.0 million aggregate principal amount of 8% Senior Notes due 2006 with a group of investors including several existing stockholders. The November 2005 Senior Notes mature on October 30, 2006. The holders of the notes have agreed to convert their notes into approximately 711,691 shares of common stock upon completion of the merger with Maxim (See Note 13). Since the conversion of the November 2005 Senior Notes is contingent upon the closing of the proposed merger with Maxim (See Note 13), no accounting is required at the issuance date per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

Adjustable Conversion Ratio.” On January 4, 2006, upon closing of the merger with Maxim (See Note 13), the BCF approximated $2.0 million and will be recorded as an expense in 2006.
     Investors in the Company’s common stock and preferred stock outstanding at December 31, 2005 hold substantially all of the Company’s notes, loans and financings. For the years ended December 31, 2005, 2004 and 2003, the interest expense related to these notes, loans and financings was $1.5, $1.4 and $1.2 million, respectively. The above loans are unsecured. Accretion of the discount of the loans approximated $0.4, $1.3 and $3.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Such amounts are included in interest expense in the accompanying consolidated statements of operations.
     At December 31, 2005, principal payments due on long-term debt are as follows (See Note 13):

As of December 31,
Year Ending	2005
2006	$11,981,014
2007	4,705,219

Total	$16,686,233

7. Commitments
     The Company leases facilities and certain equipment under agreements through 2007 accounted for as operating leases. The leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Rent expense approximated $0.3 million for each of the years ended December 31, 2005, 2004, and 2003, respectively.
     Future minimum rental payments under non-cancelable operating leases as of December 31, 2005 are as follows:

As of December 31,
Year Ending	2005
2006	$252,000
2007	39,000

$291,000

     The Company maintains a 401(k) plan covering substantially all employees. The Company is not obligated to make matching contributions to the plan. In 2003, the Company made a contribution of approximately $35,000 to employees participating in the 401(k) plan for plan year 2002 in order to comply with the top-heavy provisions of Section 416 of the Internal Revenue Code. No contributions were made in 2005 and 2004.
     The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party to the agreement upon the other party attaining certain milestones as defined in the agreements. As of December 31, 2005, the Company may be required to make future milestone payments, totaling approximately $4.3 million, under these agreements, of which approximately $1.3 million is payable during 2006 and approximately $0.9, $0.3, $0.6, $0.5 and $0.7 million is payable from 2007 through 2011. In 2004, the Company entered into a clinical research agreement for approximately $1.2 million with a contract research organization to conduct a clinical trial of LidoPAIN SP in Europe. The terms of the agreement require payment upon reaching certain milestones, including patient recruitment. If the contract is cancelled for any reason, the Company is subject to a 15% penalty for any offered but unperformed services. The Company has paid the contract research organization approximately $0.1 million in 2004 and $0.5 million for the year ended December 31, 2005. The Company is also obligated to make future royalty payments to two of its collaborators under existing license agreements, one based on net sales of EpiCept NP-1 and the other based on net sales of LidoPAIN SP, to the extent revenues on such products are realized. Under its agreement with Epitome Pharmaceuticals, the Company is obligated to pay a maintenance fee annually that is equal to twice the fee paid in the previous year so long as no commercial product sales have occurred and the Company desires to maintain its rights under the license agreement. A maintenance fee payment of $0.2 million and $0.1 million was paid in 2005 and 2004, respectively.
     The Company’s Board of Directors ratified the employment agreements between the Company and its chief executive officer and chief financial officer dated as of October 28, 2004. The employment agreements cover an initial term through December 31, 2006, but may be extended for unlimited additional one-year periods, and provide for base salary, discretionary compensation, stock option awards, and reimbursement of reasonable expenses in connection with services performed under the employment agreements. The

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
agreements also compensate such officers in the event of their death or disability, termination without cause, or termination within one year of an initial public offering or a change of control, as defined in the respective employment agreements.
     A compensation plan for directors was approved by the Board of Directors. This plan contemplates the payment of annual retainers, meeting fees and the granting of stock options and commenced upon the closing of the merger with Maxim (See Note 13).
8. Preferred Stock and Stockholders’ Deficit
     The Company is currently authorized to issue two classes of stock: common stock and preferred stock. Pursuant to the Company’s Amended Restated Certificate of Incorporation (the “Certificate”), preferred stockholders and common stockholders vote together as a class on all matters presented to the stockholders. Preferred stockholders have the right to the number of votes equal to the number of shares of common stock into which each such share of preferred stock held by such holder could be converted on the date for determination of stockholders entitled to vote. Pursuant to the terms of a voting agreement, the preferred stockholders also have the right, separately from the common stockholders, to elect three directors to the Company’s Board of Directors. The voting agreement also fixes the number of directors to be at least seven but no more than eight directors.
   Preferred Stock
     A summary of the rights, preferences, and privileges of the Preferred Stock is as follows:
   Liquidation Preference
     In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of Series C redeemable convertible preferred stock (“Series C Preferred”) are entitled to be ratably paid first out of the assets of the Company available for distribution an amount equal to $3.00 per share, plus all dividends accrued or declared thereon but unpaid. The holders of Series B redeemable convertible preferred stock (“Series B Preferred”) are entitled to be ratably paid next in an amount equal to $3.00 per share, plus all dividends accrued or declared thereon but unpaid. The holders of Series A convertible preferred stock (“Series A Preferred”) are entitled then to be ratably paid in an amount equal to $2.02 per share, plus all dividends accrued or declared thereon but unpaid. No payment shall be made with respect to any series of preferred stock unless and until full payment has been made to the holders of the series of convertible preferred stock with preferential rights of the amounts that they are entitled to receive. After the payment in full of the Series A Preferred, the remaining assets and funds of the Company legally available for distribution, if any, are distributable ratably among the holders of common stock and the Preferred Stock in proportion to the number of shares of common stock then held by them or issuable to them upon conversion of the Preferred Stock then held by them.
     Conversion Rights
     Each share of Preferred Stock is convertible, without the payment of any additional consideration by the holder thereof, at the option of the holder, subject to future adjustments for stock splits, stock dividends, recapitalizations or other similar events, as well as future dilutive issuances of common stock.
     Each share of Preferred Stock will automatically be converted into shares of common stock upon the closing of a firm commitment for an underwritten public offering pursuant to an effective registration statement covering the offer and the sale of the common stock at an offering price per share of not less than $1.00 and with gross proceeds to the Company of not less than $15 million. The holders of Preferred Stock have registration rights, under an amended and restated registration rights agreement, which requires the Company, upon request, to register 25% of the “Registrable Securities” as defined in the registration rights agreement at any time after the earlier of April 28, 2002 or the date that is six months after the closing of the Company’s first public offering of securities. In addition, the holders of the Preferred Stock are entitled to “piggy back” registration rights in conjunction with a public offering of the Company’s common stock.
     All Preferred Stock was converted into the Company’s common stock on January 4, 2006 upon closing of the merger with Maxim (See Note 13).

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
   Dividends
     The holders of Series B Preferred and Series C Preferred are entitled to receive, when and as declared by the Board of Directors, preferential cumulative dividends in cash at the rate of 7% per annum of the preferred stock’s stated value of $1.50 per share, subject to adjustment as defined in the Certificate. Such dividends accrue from the original issue date, as defined, of each of the Series B Preferred and Series C Preferred. Dividends are payable to the holders of Series B Preferred only to the extent that holders of Series C Preferred first receive the dividend payment to which they are entitled. The Company’s Board of Directors has not declared any dividend payment on any class of preferred stock or common stock. However, dividends are being recorded as an addition to the preferred stock carrying value. The total amount of accreted dividends was approximately $6.6, $5.3 and $4.1 million as of December 31, 2005, 2004 and 2003, respectively. Such accreted dividends were converted into the Company’s common stock upon completion of the merger with Maxim (See Note 13).
   Redemption
     Each holder of Series B Preferred and Series C Preferred may request the Company to redeem for cash such holder’s preferred stock, ratably on each of December 31, 2006, 2007 and 2008, or in any amount thereafter at $1.50 per share plus all dividends accrued but unpaid, and any and all other amounts owing with respect to the holder’s shares of such preferred stock. The redemption price for each share of Series B Preferred or Series C Preferred is subject to adjustment to take account of any stock splits, stock dividend, combination of shares, or other similar event.
   Other
     In connection with the convertible bridge loans (see Note 6), the Company recorded BCF’s related to adjustments made to the conversion ratios of the Preferred Stock. The adjustments to the conversion ratios entitled the Preferred Stockholders to additional shares of common stock upon conversion. The BCF approximated $3.3 million, increasing the carrying value of the Preferred Stock with a related charge to additional paid-in capital, to the extent available, and to accumulated deficit in 2003.
   Common Stock
     During 2005, 12,125 shares of common stock were issued for the exercise of stock options resulting in proceeds of $17,550.
     During 2004, 48,781 shares of common stock were issued for the exercise of stock options resulting in proceeds of $69,038.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
9. Stock Options and Warrants
Stock Options
     The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provides for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the Plan. As of December 31, 2005, 0.3 million shares were available under the 1995 Plan. Options are granted and vest as determined by the Board of Directors, generally over a three-year period.
     Stock option activity under the Plan is as follows:

		Weighted
	Under	Average
	Option	Exercise Price
Options outstanding at December 31, 2002	643,660	$1.52
Options granted	11,250	$2.00
Options canceled/expired	(139,003)	$1.84
Options exercised	(500)	$1.20

Options outstanding at December 31, 2003	515,407	$1.44
Options exercised	(48,781)	$1.40

Options outstanding at December 31, 2004	466,626	$1.48
Options canceled/expired	(15,000)	$1.73
Options exercised	(12,125)	$1.45

Options outstanding at December 31, 2005	439,501	$1.45

Options exercisable at December 31, 2003	416,463	$1.44

Options exercisable at December 31, 2004	459,501	$1.44

Options exercisable at December 31, 2005	439,501	$1.45

     The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Options	Weighted-	Weighted-	Shares	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Price	2005	Contractual Life	Price	2005	Price
$1.20	345,126	5.3 years	1.20	345,126	1.20
2.00	58,125	6.4 years	2.00	58,125	2.00
3.00	36,250	3.5 years	3.00	36,250	3.00

	439,501		1.45	439,501	1.45

     Upon the effectiveness of the 2005 Equity Incentive Plan, as discussed below, no further granting of options under the 1995 Plan are anticipated.
     During 2005 and 2004, the Company granted no options to employees.
     During 2003, the Company granted options to employees to purchase an aggregate of 11,250 shares of common stock at exercise prices that were considered to be below the deemed fair value at the date of grant for financial reporting purposes resulting in deferred stock compensation of $45,000. Such amount is being amortized over the option vesting period. The Company adjusted the deferred stock compensation by $0.1 million for stock option forfeitures during 2003.
     Amortization of deferred stock compensation approximated $24,000, $0.4 million and $0.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively.
     The fair value of the Company’s common stock for options granted during 2003 was determined contemporaneously at the time of the grant by the board of directors, with input from management. Prior to the completion of the Adolor license agreement in July 2003, the Company utilized the value paid for each of its series of preferred stock as an estimate of the fair value of its common stock.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
The majority of the Company’s historical stock option grants contained exercise prices below the estimated fair value of the underlying shares at the time of grant.
2005 Equity Incentive Plan
     The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, and approved by stockholders on September 5, 2005. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.
     A total of 4,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan, of which no options were issued and outstanding at December 31, 2005. The 2005 Plan became effective at the effective time of the merger with Maxim (See Note 13). No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. On January 4, 2006, EpiCept’s board of directors granted options to purchase approximately 2.2 million shares of the Company’s common stock at a fair market value exercise price of $5.84 per share.
2005 Employee Stock Purchase Plan
     The 2005 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The Employee Stock Purchase Plan became effective upon the completion of the merger and a total of 500,000 shares of common stock have been reserved for sale. No shares have been issued under the Stock Purchase Plan.
Warrants
     In connection with the issuance of the convertible bridge loans discussed in Note 6, the Company issued warrants in 2002 and 2003 entitling the lenders, subject to adjustments as defined, to purchase a number of shares equal to 50% of the greatest principal amount outstanding under the loan divided by the applicable exercise price as described in the warrant. The warrants are exercisable into the next round of preferred stock or common stock financing, at any time through November 2012 and possess certain anti-dilutive rights, as defined in the warrant. The fair value ascribed to the warrants was $1.9 million in 2003 and $1.7 million in 2002 and was determined utilizing the Black-Scholes option pricing model. The following assumptions were used: dividend yield of zero (0%) percent; risk free interest rate of 4.53%; volatility of 101%; and expected life of 4 years. The value of these warrants of $3.6 million was recorded as temporary equity as the warrants were potentially exercisable into redeemable preferred stock.
     The following table summarizes shares issuable upon exercise of warrants outstanding at December 31, 2005 and 2004:

				Common	Common Shares Issuable
Issuance Date	Expiration Date	Shares Issuable Upon Exercise	Exercise Price	Shares Issuable	Upon Merger
August 2000	August 2010	333,333 Series B Preferred	$1.30	96,153	58,229
November 2000	November 2012	750,000 Series C Preferred	$1.30	216,346	131,018
November 2002	November 2012	6,062,500 Common	$0.40	6,062,500	3,861,462

Total				6,374,999	4,050,709

     In connection with the merger with Maxim, the above warrants were exercised (See Note 13).
     The number of shares issuable upon the exercise of the warrants is subject to adjustment to take account of any stock splits, stock dividend, combination of shares, or other similar event. In April 2002, warrants to purchase 24,753 shares of Series A Preferred expired unexercised. In April 2004, warrants to purchase 74,259 shares of Series A Preferred were exercised via a net share issuance of 53,225 shares of Series A Preferred. A BCF charge of $0.2 million was recorded to reflect a dividend deemed to be paid at the exercise date.
     In March 2005, the Company issued $4.0 million of Senior Notes (see Note 6). Each of the purchasers also purchased stock purchase warrants exercisable into an amount of shares of preferred stock or common stock equal to 35% of the principal amount of such purchaser’s Senior Notes divided by the amount per share the Senior Notes are converted into preferred stock or the price per share at which the Senior Notes are converted into the Company’s common stock. The exercise price for the warrants was initially set at the amount per share the Senior Notes are converted into preferred stock or 75% of the initial public offering price. The warrants were exercisable

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
by the purchaser at any time before the earlier to occur of (a) March 3, 2008 or (b) a merger, consolidation, share exchange sale of the company, certain change of control events, and events of liquidation. If an initial public offering has not been consummated by March 3, 2006, the expiration date of the warrants would be extended until March 3, 2009. The warrants meet the requirements of and are accounted for as a liability in accordance with EITF 00-19 as the number and price of the warrant shares were unknown at the time of financing. The Company calculated the value of the warrants at the date of the issuance of the Senior Notes at approximately $0.9 million. The fair value of the warrants at issuance of $0.9 million was determined utilizing the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 3.76% volatility of 90% and an expected life of three years. The value of the warrant shares was marked to market each reporting period resulting in a derivative gain of $0.9 million for the year ended December 31, 2005. The warrants were valued at $35,000 at December 31, 2005.
Third Party Stock-Based Compensation
     During 2002 and 2001, the Company granted options to purchase the Company’s common stock to third party consultants in connection with service agreements. Compensation expense relating to third party stock-based compensation was approximately $6,200, $0.1 million, and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company values these options utilizing the Black-Scholes option pricing model and remeasures them during the vesting period.
10. Income Taxes
     The Company has deferred tax assets of $21.9, $19.5 and $16.9 million as of December 31, 2005, 2004 and 2003, respectively, for items including: net operating loss carryforwards (“NOLs”), stock-based compensation, deferred revenue, patent costs and accrued liabilities. As of December 31, 2005, 2004 and 2003, the Company has federal, state, and foreign NOLs of approximately $69.1, $60.4 and $44.6 million, respectively, available to reduce future taxable income. The Company’s federal and state NOLs expire in various intervals through 2025. In the event of certain ownership changes, the Company’s ability to utilize the tax benefits from NOLs could be substantially limited. In accordance with SFAS 109, “Accounting for Income Taxes,” the Company has provided a valuation allowance for the full amount of its net deferred tax assets because it is not more likely than not that the Company will realize future benefits associated with deductible temporary differences and NOLs at December 31, 2005, 2004 and 2003.
     The valuation allowance at December 31, 2005, 2004 and 2003 was approximately $21.9, $19.5 and $16.9 million, respectively. For the years ended December 31, 2005, 2004, 2003, the valuation allowance increased by $2.3, $2.6 and $3.4 million, respectively.
     A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2005, 2004 and 2003 is as follows:

	For the Year Ended
	December 31,
	2005	2004	2003
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.8)	(3.4)	(0.6)
Nondeductible expenses	0.0	1.8	2.8
Change in valuation allowance	34.0	32.2	31.2

Effective tax rate	(3.8)%	(3.4)%	(0.6)%

     The principal differences between the U.S. statutory tax benefit rate of 34% and the Company’s effective tax rates of (3.8)%, (3.4)% and (0.6)% for the years ended December 31, 2005, 2004 and 2003, respectively, are primarily due to the state income tax benefit from the sale of state NOLs and the Company not recognizing the benefit of its NOLs incurred during the year.
     Federal income tax expense for the years ended December 31, 2005, 2004 and 2003 was $0, $0 and $31,000, respectively. Federal income tax expense for 2003 was comprised of current alternative minimum tax.
     The 2005 and 2004 state income tax benefit resulted from the sale of state NOLs of $0.2 million and $0.3 million, respectively. The 2003 state income tax benefit was comprised of state income tax expense of $0.1 million offset by the state income tax benefit resulting from the sale of the state NOLs of $0.2 million. The sales of cumulative NOLs are a result of a New Jersey state law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or “sell” their unused New Jersey NOLs and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. The Company received approval from the State of New Jersey to sell NOLs in November of each year and entered into a contract with a

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
third party to sell the NOLs at a discount for approximately $0.2, $0.3 and $0.2 million in December of each year. Accordingly, the valuation allowance was reduced by the gross amount of $0.3 million each as of December 31, 2005, 2004 and 2003.
     The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Patent costs	$465,000	$544,000
Stock-based compensation	1,506,000	1,495,000
Accrued liabilities	235,000	590,000
Amortization of discount	173,000	—
Deferred revenue	2,702,000	2,828,000
Other assets	44,000	53,000
Net operating loss carryforwards	16,736,000	14,014,000

Total deferred tax assets	21,861,000	19,524,000
Valuation allowance	(21,861,000)	(19,524,000)

Net deferred tax asset	$—)	$—

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
11. Segment and Geographic Information
The Company operates as one business segment. The Company maintains development operations in the United States and Germany.
Geographic information for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Revenue
United States	$564,508	$739,485	$190,972
Germany	263,994	375,604	185,603

	$828,502	$1,115,089	$376,575

Net loss
United States	$5,926,537	$6,037,616	$7,929,181
Germany	1,288,164	1,570,791	2,031,350

	$7,214,701	$7,608,407	$9,960,531

Total Assets
United States	$2,547,497	$2,537,193	$7,928,321
Germany	199,273	89,599	267,183

	$2,746,770	$2,626,792	$8,195,504

Long Lived Assets, net
United States	$49,724	$93,852	$104,484
Germany	8,503	15,181	5,651

	$58,227	$109,033	$110,135

12. Quarterly Results (Unaudited)
     Summarized quarterly results of operations for the years ended December 31, 2005 and 2004 are as follows (in thousands except per share and share amounts):

	Year Ended December 31, 2005
	First	Second	Third	Fourth
Revenue	$285	$264	$585	$(306	)(2)
Operating expenses	1,486	3,210	1,280	1,653
Net loss	(1,441)	(3,256)	(449)	(2,069)
Redeemable convertible preferred stock dividends	(314)	(313)	(314)	(313)
Loss attributable to common stockholders	(1,755)	(3,569)	(763)	(2,382)
Basic and diluted loss per common share(1)	(1.03)	(2.09)	(0.45)	(1.39)
Weighted average shares outstanding	1,706,218	1,711,570	1,711,745	1,711,745

	Year Ended December 31, 2004
	First	Second	Third	Fourth
Revenue	$308	$311	$362	$134
Operating expenses	922	1,523	1,975	1,772
Net loss	(1,768)	(1,839)	(1,955)	(2,046)
Redeemable convertible preferred stock dividends	(312)	(462)	(317)	(313)
Loss attributable to common stockholders	(2,080)	(2,301)	(2,272)	(2,360)
Basic and diluted loss per common share(1)	(1.25)	(1.37)	(1.34)	(1.39)
Weighted average shares outstanding	1,657,735	1,678,964	1,696,152	1,699,621

(1)	The addition of loss per common share by quarter may not equal the total loss per common share for the year or year to date due to rounding.

(2)	Refer to Note 2 in the notes to consolidated financials statements.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
13. Subsequent Events
     On September 6, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Maxim, a Delaware corporation and Magazine Acquisition Corp. (“Magazine”), a wholly-owned subsidiary of EpiCept. On January 4, 2006, the Company completed the merger. As a result, EpiCept will report the consolidated financial statements beginning with the quarter ending March 31, 2006. EpiCept will account for the merger as an asset acquisition as Maxim is a development stage company. Under the terms of the Merger Agreement, Magazine merged with and into Maxim, with Maxim continuing as the surviving the corporation and as a wholly-owned subsidiary of the Company. Maxim stockholders received approximately 5.8 million shares of EpiCept common stock in exchange for the shares of Maxim stock they own, and Maxim warrant holders received approximately 0.3 million warrants to purchase shares of EpiCept common stock in exchange for the warrants to purchase Maxim stock they hold. Maxim option holders holding options granted under Maxim’s Amended and Restated 1993 Long Term Incentive Plan (“1993 Plan”), and holding options granted under the other Maxim stock option plans, with an exercise price of $20.00 per share or less, received options to purchase approximately 0.4 million shares of EpiCept common stock in exchange for the options to purchase Maxim common stock they hold at the Maxim exercise price divided by the exchange ratio.
     EpiCept issued approximately 5.8 million shares of its common stock to Maxim stockholders in exchange for all of the outstanding shares of Maxim. Upon completion of the merger, EpiCept stockholders retained approximately 72%, and the former Maxim stockholders received 28% of outstanding shares of EpiCept’s common stock. Based upon the average closing price of Maxim common stock on the two full trading days immediately preceding the public announcement of the merger, the trading day the merger was announced and the two full trading days immediately following such public announcement and the original exchange ratio, the transaction valued Maxim at approximately $41.4 million. The merger is intended to qualify for income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.
     The merger created a specialty pharmaceutical company with a balanced portfolio of pain management and oncology product candidates that allows EpiCept to be less reliant on the success of any one product candidate. In addition the merger provided EpiCept’s stockholders with shares in a publicly traded company, which provides liquidity to existing EpiCept stockholders.
     The purchase price has been allocated based on a preliminary valuation of Maxim’s tangible and intangible assets and liabilities based on their fair values (table in thousands — unaudited):

Cash and cash equivalents	$15,135
Other assets	984
Property and equipment	3,716
Other assets	393
In-process technology	26,754
Intangible assets (assembled workforce)	643
Total current liabilities	(2,437)

Total	$45,188

     The transaction valued Maxim at approximately $41.4 million. Including capitalized costs of $3.8 million to complete the transaction, the total purchase price amounted to approximately $45.2 million. The Company acquired in-process research and development assets of approximately $26.7 million, which were immediately expensed to research and development. The Company acquired assembled workforce of approximately $0.6 million, which was capitalized and will be amortized over its useful life of 6 years. The Company also acquired fixed assets of approximately $3.7 million, which will be amortized over their remaining useful life.
     Upon closing of the merger, the Company filed an Amended and Restated Certificate of Incorporation in which the Company’s authorized share capital was set a 50 million common shares and 5 million undesignated preferred shares.
     Upon the closing of the merger, the Company issued 4.5 million shares of common stock for the conversion of the Series A, B and C Preferred Stock. The Company recorded BCF’s for the difference between the fair value of the Company’s common stock on the closing date and the conversion rate, which approximated $8.6 million. The Company also issued 2.7 million shares of common stock for the conversion of approximately $12.3 million of notes and loans and accrued interest (See Note 6). Upon the closing of the merger, the Company recorded BCF’s related to the difference between the fair value of the Company’s common stock on the closing

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
date and the conversion rate. BCF’s amounting to $4.4 million were expensed for the conversion of March 2005 Senior Notes and the November 2005 Senior Notes.
     On February 9, 2006, the Company raised $11.6 million gross proceeds through a private placement of common stock and common stock purchase warrants. Approximately 4.1 million shares were sold at a price of $2.85 per share. In addition, approximately 1 million five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 1 million of the Company’s common stock at a price of $4.00 per share. The warrants prohibit any exercise for the first six months from the closing date of the transaction. In connection with the issuance of stock and warrants, the Company agreed to file a registration statement on Form S-3 to permit the resale of the common stock issued in connection with the transaction and issuable upon exercise of the warrants.

Exhibit Index

Exhibit
Number		Description of Exhibits
2.1
Agreement and Plan of Merger, dated as of September 6, 2006, among EpiCept Corporation, Magazine Acquisition Corp. and Maxim Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Maxim Pharmaceuticals Inc.’s Current Report on Form 8-K dated September 6, 2005).

3.1		Amended and Restated Certificate of Incorporation of EpiCept Corporation.

3.2		Amended and Restated Bylaws of EpiCept Corporation.

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the EpiCept’s Corporation’s Registration Statement on Form S-1 (File No. 333-121938) (the “EpiCept Form S-1”)).

4.2		Form of Stock Purchase Warrant.

10.1		Form of Indemnification Agreement between EpiCept Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the EpiCept Form S-1).

†10.2		1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the EpiCept Form S-1).

†10.3		2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of EpiCept Corporation’s Registration Statement on Form S-4 (File No. 333-129357) (the “Form S-4”)).

†10.4		2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Form S-4).

†10.5		Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and John V. Talley (incorporated by reference to Exhibit 10.5 to the EpiCept Form S-1).

†10.6		Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and Robert Cook (incorporated by reference to Exhibit 10.6 to the EpiCept Form S-1).

10.7	(1)	License Agreement, dated as of July 23, 2003, between Adolor Corporation and EpiCept Corporation (incorporated by reference to Exhibit 10.7 to the EpiCept Form S-1).

10.8		Amendment No. 1 to License Agreement, dated as of October 21, 2004, between Adolor Corporation and EpiCept Corporation (incorporated by reference to Exhibit 10.8 to the EpiCept Form S-1).

10.9	(1)	License Agreement, dated as of December 18, 2003, between Endo Pharmaceuticals Inc. and EpiCept Corporation (incorporated by reference to Exhibit 10.9 to the EpiCept Form S-1).

10.10	(1)	Royalty Agreement, dated as of July 16, 2003, between EpiCept Corporation and R. Douglas Cassel, M.D. (incorporated by reference to Exhibit 10.10 to the EpiCept Form S-1).

10.11	(1)	Sublicense Agreement, dated as of August 27, 1999, between Epitome Pharmaceuticals Limited and American Pharmed Labs, Inc. (incorporated by reference to Exhibit 10.11 to the EpiCept Form S-1).

10.12
Lease Agreement between Connecticut General Life Insurance Company, as Landlord, and American Pharmed Labs, Inc., as Tenant, dated July 31, 1997 (incorporated by reference to Exhibit 10.12 to the EpiCept Form S-1).

10.13		Cooperation Agreement between APL American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.13 to the EpiCept Form S-1).

10.14		Investment Agreement between Pharmed Labs GmbH and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.14 to the EpiCept Form S-1).

10.15
Investment Agreement among Pharmed Labs GmbH, American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated February 17, 1998 (incorporated by reference to Exhibit 10.15 to the EpiCept Form S-1).

10.16		Letter Agreement, dated March 31, 1998, between Pharmed Labs GmbH and IKB Nachrangkapital GmbH (incorporated by reference to Exhibit 10.16 to the EpiCept Form S-1).

10.17		Limited Guaranty, dated April 27, 1998, by American Pharmed Labs, Inc. for the benefit of IKB Nachrangkaptial GmbH (incorporated by reference to Exhibit 10.17 to the EpiCept Form S-1).

†10.18		Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”), dated as of March 3, 2005, by and among EpiCept Corporation and the Purchasers named on the signature pages thereto.

†10.19	8% Senior Note due 2006 issued to Sanders Opportunity Fund L.P. pursuant to the Note Purchase Agreement.

†10.20	8% Senior Note due 2006 issued to Sanders Opportunity Fund (Institutional) L.P. pursuant to the Note Purchase Agreement.

10.26
First Exchange Option Agreement, dated as of December 31, 1997, by and between American Pharmed Labs, Inc. and tbg Technologie-Beteiligungs-Gesellschaft mbg der Deutschen Ausgleichsbank (incorporated by reference to Exhibit 10.22 to the EpiCept Form S-1).

10.27
Second Exchange Option Agreement, dated as of February 17, 1998, by and between American Pharmed Labs, Inc. and tbg Technologie-Beteiligungs-Gesellschaft mbh der Deutschen Ausgleichsbank (incorporated by reference to Exhibit 10.23 to the EpiCept Form S-1).

10.28	Amendment to Second Exchange Option Agreement, dated as of August 26, 2005, by and between EpiCept Corporation and tbg Technologie-Beteiligungs-Gesellschaft mbh der Deutschen Ausgleichsbank.

10	Registration Rights Agreement, dated as of September 6, 2005, among EpiCept Corporation and the investors listed on the signature pages thereto.

10	Registration Rights Agreement, dated as of February 7, 2006, among EpiCept Corporation and the investors listed on the signature pages thereto.

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to the Notes to Consolidated Financial Statements included in Part II of this Report).

14.1	Code of Ethics

16.1	Letter Regarding Change in Certifying Accountant.

21.1	List of Subsidiaries of EpiCept Corporation.

*23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement