Form 10-Q
period 2006-03-31
EPICEPT CORP
filed 2006-05-23
CIK 1208261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51290
EpiCept Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-1841431

(State or other jurisdiction of	(IRS Employer Id. No.)
incorporation or organization)
270 Sylvan Avenue
Englewood Cliffs, NJ 07632
(Address of principal executive offices)
Registrant’s telephone number, including area code: (201) 894-8980
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 22, 2006 the Registrant had outstanding 24,525,026 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,508,001	$402,994
Marketable securities	3,967,560	—
Prepaid expenses and other current assets	1,062,372	64,114

Total current assets	16,537,933	467,108
Restricted cash	263,681	—
Property and equipment, net	1,684,938	58,227
Deferred financing and acquisition costs	8,569	2,204,975
Intangible assets, net	523,250	—
Other assets	492,376	16,460

Total assets	$19,510,747	$2,746,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,314,726	$3,191,782
Accrued research contract costs	173,147	13,889
Accrued interest	85,151	1,438,832
Other accrued liabilities	2,209,180	1,211,174
Accrued merger liabilities	4,335,304	—
Warrant liability	—	35,062
Notes and loans payable, current portion	2,080,535	11,547,200
Deferred revenue, current portion	3,401,484	2,763,709

Total current liabilities	14,599,527	20,201,648

Notes and loans payable	2,096,949	4,705,219
Deferred revenue	4,502,648	5,416,124
Accrued interest	500,891	483,943
Contingent interest	932,065	870,136
Deferred rent and other noncurrent liabilities	707,371	—

Total long term liabilities	8,739,924	11,475,422

Total liabilities	23,339,451	31,677,070

Commitments
Series B Redeemable Convertible Preferred Stock, $.0001 par value; authorized 3,440,069 shares; issued and outstanding 0 and 3,106,736 shares at March 31, 2006 and December 31, 2005(liquidation preference of $9,320,208 plus accreted dividends of $1,932,287 at December 31, 2005)	—	7,074,259

Series C Redeemable Convertible Preferred Stock, $.0001 par value; authorized 12,769,573 shares; issued and outstanding 0 and 8,839,573 shares at March 31, 2006 and December 31, 2005 (liquidation preference of $26,518,719 plus accreted dividends of $4,650,947 at December 31, 2005)	—	19,533,917

Warrants	—	4,583,974

Stockholders’ Deficit:

Series A Convertible Preferred Stock, $.0001 par value; authorized 3,422,620 shares; issued and outstanding 0 and 3,368,385 shares at March 31, 2006 and December 31, 2005, respectively (liquidation preference of $6,804,138 at December 31, 2005)	—	8,225,806
Common stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 24,537,526 and 1,711,745 at March 31, 2006 and December 31, 2005, respectively	2,456	171
Additional paid-in capital	119,931,808	150,514
Warrants	1,400,287	—
Accumulated deficit	(124,329,174)	(67,739,511)
Accumulated other comprehensive loss	(759,081)	(684,430)
Treasury stock, at cost (12,500 shares)	(75,000)	(75,000)

Total stockholders’ deficit	(3,828,704)	(60,122,450)

Total liabilities and stockholders’ deficit	$19,510,747	$2,746,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$295,418	$285,276

Operating expenses:
General and administrative	5,691,031	998,523
Research and development	3,681,567	487,071
Acquired in-process research and development	33,714,930	—

Total operating expenses	43,087,528	1,485,594

Loss from operations	(42,792,110)	(1,200,318)

Other income (expense):
Interest income	100,160	4,089
Foreign exchange gain	9,879	147,830
Interest expense	(4,937,123)	(391,386)
Change in value of warrants and derivatives	(7,187)	(146,364)

Other income (expense), net	(4,834,271)	(385,831)

Net loss	(47,626,381)	(1,586,149)
Deemed dividends and redeemable convertible preferred stock dividends	(8,963,282)	(313,590)

Loss attributable to common stockholders	$(56,589,663)	$(1,899,739)

Basic and diluted loss per common share	$(2.59)	$(1.11)

Weighted average common shares outstanding	21,821,893	1,706,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

Epicept Corporation and Subsidiaries
Condensed Consolidated Statement of Preferred Stock and Stockholders’ Deficit
For the Three Months Ended March 31, 2006
(Unaudited)

	Series B		Series C
	Redeemable		Redeemable			Series A							Accumulated
	Convertible		Convertible			Convertible				Additional			Other		Total
	Preferred Stock		Preferred Stock			Preferred Stock		Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Warrants	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss
Balance at December 31, 2005	3,106,736	$7,074,259	8,839,573	$19,533,917	$4,583,974	3,368,385	$8,225,806	1,711,745	$171	$150,514	$—	$(67,739,511)	$(684,430)	$(75,000)	$(60,122,450)	$(6,534,758)
Exercise of stock options								101,250	10	184,490					184,500
Exercise of Series B Convertible Preferred stock warrants					(300,484)			58,229	6	300,478					300,484
Exercise of Series C Convertible Preferred stock warrants					(649,473)			131,018	13	649,460					649,473
Exercise of March 2005 Senior Note warrants								22,096	2	42,246					42,248
Accretion of preferred stock dividends		3,508		9,980								(13,488)			(13,488)
Conversion of Series A, B, C Convertible Preferred Stock	(3,106,736)	(7,077,767)	(8,839,573)	(19,543,897)		(3,368,385)	(8,225,806)	6,063,317	607	34,846,863					26,621,664
Beneficial conversion feature related to Series A, B, C Preferred Stock										8,568,783		(8,568,783)			—
Beneficial conversion feature related to Series B & C Preferred Stock warrants										381,011		(381,011)			—
Beneficial conversion feature related to March 2005 Senior Notes										2,361,900					2,361,900
Beneficial conversion feature related to November 2005 Notes										2,000,000					2,000,000
Issuance of common stock and warrants, net of fees of $0.8 million								4,080,837	408	9,388,226	1,400,287				10,788,921
Issuance of common stock in connection with conversion of tbg II loan								282,885	28	2,438,570					2,438,598
Issuance of common stock in connection with conversion of 2002 bridge loan and accrued interest and exercise of warrants					(3,634,017)			4,454,583	445	9,617,286					9,617,731
Issuance of common stock in connection with conversion of March 2005 Senior Notes and accrued interest								1,126,758	113	3,199,887					3,200,000
Issuance of common stock in connection with conversion of November 2005 Notes and accrued interest								711,691	71	2,021,138					2,021,209
Issuance of common stock, options and warrants related to the merger with Maxim								5,793,117	582	41,387,230					41,387,812

Stock-based compensation expense										2,393,726					2,393,726
Foreign currency translation adjustment and unrealized gains on marketable securities.													(74,651)		(74,651)	(74,651)

Net loss												(47,626,381)			(47,626,381)	(47,626,381)

Balance at March 31, 2006	—	$—	—	$—	$—	—	$—	24,537,526	$2,456	$119,931,808	$1,400,287	$(124,329,174)	$(759,081)	$(75,000)	$(3,828,704)	$(47,701,032)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(47,626,381)	$(1,586,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343,571	15,824
Loss on disposal of assets	53,918	—
Foreign exchange gain	9,879	(147,830)
Acquired in-process research and development	33,714,930	—
Stock-based compensation expense	2,393,726	23,399
Amortization of deferred financing costs	68,453	—
Beneficial conversion feature expense	4,361,900	4,506
Discount on loans	357,586	146,364
Change in value of warrants and derivatives	7,187	40,072
Changes in operating assets and liabilities, net of merger assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	324,415	(11,805)
(Increase) decrease in other assets	(347,234)	907
Increase (decrease) in accounts payable	163,975	(493,300)
Increase (decrease) in accrued research contract costs	159,258	(82,683)
Increase in accrued interest — current	1,264	88,229
(Decrease) increase in other accrued liabilities	(499,105)	466,039
Severance costs	(274,251)	—
Recognition of deferred revenue	(275,700)	(285,276)
Increase in accrued interest	16,948	18,664
Decrease in warrant liability	(35,062)	—
Increase in contingent interest	61,929	53,708
Increase (decrease) in other liabilities	1,013	(4,512)

Net cash used in operating activities	(7,017,781)	(1,753,843)

Cash flows from investing activities:
Cash acquired in merger	3,536,620	—
Maturities of marketable securities	7,289,479	—
Purchases of fixed assets	(2,922)	(638)
Payment of acquisition related costs	(3,092,750)	—
Proceeds from sale of fixed assets	39,285	—

Net cash provided by (used) in investing activities	7,769,712	(638)

Cash flows from financing activities:
Proceeds from issuance of stock options	184,500	17,250
Proceeds from issuance of common stock and warrants, net	10,892,571	—
Proceeds from bridge loans and warrants	—	4,000,000
Repayment of loan	(241,880)	—
Deferred financing costs	(24,056)	(56,454)
Payments on capital lease obligations	(102,152)	—
Payment of failed initial public offering costs	(363,096)	(244,820)

Net cash used by financing activities	10,345,887	3,715,976

Net increase in cash and cash equivalents	11,097,818	1,961,495
Effect of exchange rate changes on cash and cash equivalents	7,189	17,715
Cash and cash equivalents at beginning of year	402,994	1,253,507

Cash and cash equivalents at end of period	$11,508,001	$3,232,717

Supplemental disclosure of cash flow information:
Cash paid for interest	$250,459	$43,915
Cash paid for income taxes	$1,780	$4,532
Supplemental disclosure of non-cash investing and financing activities:
Redeemable convertible preferred stock dividends	$13,488	$313,590
Beneficial conversion features in connection with conversion of preferred stock and warrant exercise	$8,949,794	$—
Beneficial conversion features in connection with conversion of convertible notes	$4,361,900	$—
Conversion of convertible preferred stock into common stock	$34,847,470	$—
Conversion of convertible loans and accrued interest and exercise of bridge warrants into common stock	$17,319,786	$—
Exercise of preferred stock warrants into common stock	$949,957	$—
Costs associated with issuance of common stock	$103,650	$—
Unpaid financing, initial public offering costs and acquisition costs	$565,337	$698,329

Merger with Maxim:
Assets acquired	$19,431,000	$—
Liabilities assumed	$3,411,000	$—
In-process technology	$33,715,000	$—
Merger liabilities	$4,610,000	$—
Common stock, options and warrants related to the merger with Maxim	$41,387,230	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company that focuses on the development of pharmaceutical products for the treatment of pain and cancer. Following the completion of the merger with Maxim Pharmaceuticals Inc. (“Maxim”) on January 4, 2006, the Company has a portfolio of nine product candidates in various stages of development: an oncology product candidate being prepared for European registration, three pain product candidates in late-stage development that are ready to enter, or have entered, Phase IIb or Phase III clinical trials, three pain product candidates that have completed initial Phase II clinical trials and two oncology compounds, one of which has entered a Phase I clinical trial and the second of which is expected to enter clinical development in the next several months. As a result of the merger EpiCept has a portfolio of pain management and oncology product candidates that allows it to be less reliant on the success of any one product candidate.
The Company’s product candidate being prepared for European registration is Ceplene, which is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML. The Company’s late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. The Company’s portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. These product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration (“FDA”) approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain. None of the Company’s product candidates has been approved by the FDA or any comparable agency in another country.
The Company has yet to generate product revenues from any of its product candidates in development. During 2003, the Company entered into two strategic alliances, the first in July 2003 with Adolor Corporation (“Adolor’’) for the development and commercialization of certain products, including LidoPAIN SP in North America, and the second in December 2003 with Endo Pharmaceuticals, Inc. (“Endo’’) for the worldwide commercialization of LidoPAIN BP. The Company has received a total of $10.5 million in upfront nonrefundable license fees and milestone fees in connection with these agreements. In connection with the merger with Maxim on January 4, 2006, the Company acquired a license agreement with Myriad Genetics, Inc. (“Myriad”) under which the Company licensed its MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. The agreement requires that Myriad make licensing, research and milestone payments to the Company assuming the successful commercialization of a compound for the treatment of cancer, as well as pay a royalty on product sales. The Company is eligible to receive an additional $126.0 million in milestone payments under the above mentioned three relationships and, upon receipt of appropriate regulatory approvals, the Company will be entitled to royalties based on net sales of products. There is no assurance that any of these additional milestones will be earned or any royalties paid. The Company’s ability to generate additional revenue in the future will depend on its ability to meet development or regulatory milestones under its existing license agreements that trigger additional payments, to enter into new license agreements for other products or territories, and to receive regulatory approvals for, and successfully commercialize, its product candidates either directly or through commercial partners.
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
Merger with Maxim Pharmaceuticals Inc.
On January 4, 2006, Magazine Acquisition Corp. (“Magazine”), a wholly owned subsidiary of EpiCept, completed its merger with Maxim pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), among EpiCept, Magazine and Maxim, dated as of September 6, 2005. Under the terms of the Merger Agreement, Magazine merged with and into Maxim, with Maxim continuing as the surviving corporation as a wholly-owned subsidiary of EpiCept. EpiCept issued approximately 5.8 million shares of its common stock to Maxim stockholders in exchange for all of the outstanding shares of Maxim, with Maxim stockholders receiving

0.203969 of a share of EpiCept common stock for each share of Maxim common stock. EpiCept stockholders retained approximately 72%, and the former Maxim stockholders received approximately 28%, of the outstanding shares of EpiCept’s common stock. EpiCept accounted for the merger as an asset acquisition as Maxim was a development stage company. The transaction valued Maxim at approximately $45.1 million.
In connection with the merger with Maxim, all of EpiCept’s outstanding preferred stock and convertible debt was automatically converted into EpiCept common stock, and all of the then outstanding stock purchase warrants were exercised or cancelled (see Notes 7 and 8). The conversion of the outstanding preferred stock and convertible debt and the exercise of the stock purchase warrants resulted in beneficial conversion feature (“BCF”) charges of $13.3 million representing the differences between the fair value of the Company’s common stock and the price at which certain instruments were converted or exercised.
2. Basis of Presentation
The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, the Company has incurred an accumulated deficit of $124.3 million as of March 31, 2006 and expects to incur operating losses, potentially greater than losses in prior years, for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company has financed its operations through the proceeds from the sales of common and preferred equity securities, debt, proceeds from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of its New Jersey net operating loss carryforwards. In February 2006, the Company sold approximately 4.1 million shares of our common stock at $2.85 per share and issued warrants to purchase common stock at $4.00 per share for gross proceeds of $11.6 million.
The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its product candidates, primarily for clinical trials. Based upon the projected spending levels for the Company, the Company does not currently have adequate cash and cash equivalents to complete the trials and therefore will require additional funding. As a result, the Company intends to monitor its liquidity position and the status of its clinical trials and to continue to actively pursue fund-raising possibilities through the sale of its equity securities or via other alternative sources of cash. If the Company is unsuccessful in its efforts to raise additional funds through the sale of its equity securities or achievement of development milestones, it may be required to significantly reduce or curtail its research and development activities and other operations if its level of cash and cash equivalents falls below pre-determined levels. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations into early 2007.
The Company will require substantial new funding to pursue development and commercialization of its product candidates and continue its operations. The Company believes that satisfying these capital requirements will require successful development and commercialization of its product candidates. However, it is uncertain whether any product candidates will be approved or will be commercially successful. The amount of the Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.
There can be no assurance that such funding will be available at all or on terms acceptable to the Company. If the Company obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates.
The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, the condensed consolidated statement of preferred stock and stockholders’ deficit for the three months ended March 31, 2006 and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 and related disclosures contained in the accompanying notes are unaudited. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United

States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of March 31, 2006 and the results of operations and cash flows for the periods ended March 31, 2006 and 2005 have been made. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other year. The financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC.
3. Summary of Significant Accounting Policies
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its 100%-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, the allocation of the preliminary purchase price of Maxim on January 4, 2006, and the costs of the exit plan related to the merger with Maxim (see Notes 7 and 11). Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue relating to its collaboration agreements in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF’’) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
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

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) FAS 123R, “Share-Based Payment.” FAS 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123 focused primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company adopted FAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS 123R. Accordingly, prior period amounts have not been restated. As of the adoption of FAS 123R, there was no effect on the condensed consolidated financial statements because there was no compensation expense recognized. The Company is now required to record compensation expense at fair value for all awards granted after the date of adoption and for the unvested portion of previously granted awards. The Company had no unvested granted awards on of January 1, 2006.
Upon the completion of the merger with Maxim on January 4, 2006, Maxim option holders with a Maxim exercise price of $20.00 per share or less received a total of 0.4 million options to purchase shares of EpiCept common stock in exchange for the options to purchase Maxim common stock they held at the Maxim exercise price divided by the exchange ratio of 0.203969. On January 4, 2006 the Company issued approximately 2.2 million stock options with varying vesting provisions to its employees and board of directors. Based on the Black-Scholes valuation method (volatility – 83%, risk free rate – 4.28%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), the Company estimated $7.8 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 2.78 years. During the quarter ended March 31, 2006, EpiCept recognized total share-based compensation of approximately $2.4 million related to the options granted on January 4, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during the quarter.
Had compensation cost for the Company’s stock based compensation plan been determined using the fair value of the options at the grant date prior to January 1, 2006, the Company’s net loss for the comparable three months ended March 31, 2005 would have been as follows:

Three Months Ended
March 31, 2005
Net loss	$(1,586,149)
Add back: Total stock-based employee compensation expense under the APB 25 intrinsic value method	17,222
Deduct: Total stock-based employee compensation expense determined under fair value based method	(19,683)

Net loss — pro forma	(1,588,610)
Deemed dividend and redeemable convertible preferred stock dividends	(313,590)

Pro forma loss attributable to common stockholders	$(1,902,200)

Basic and diluted loss per common share:
As reported	$(1.11)
Pro forma	$(1.11)
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. No options were granted in 2005.
The following table presents the total stock-based compensation expense resulting from stock options included in the consolidated statement of operations:

Three Months Ended
March 31, 2006
General and administrative costs	$2,205,014
Research and development costs	188,712

Stock-based compensation costs before income taxes	2,393,726
Benefit for income taxes (1)	—

Net compensation expense	$2,393,726

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.
Options issued to non-employees are valued using the fair value method (Black-Scholes option pricing model) under FAS 123 and EITF Issue 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The value of such options is periodically remeasured and income or expense is recognized during the vesting terms. All options issued to non-employees are fully vested.
Summarized information for stock option grants for the three months ended March 31, 2006 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Balance at January 1, 2006	439,501	$1.34
Granted	2,198,597	5.84
Issued in connection with acquisition of Maxim	374,308	24.25
Exercised	(101,250)	1.82
Forfeited	(34,532)	5.84
Expired	(8,638)	19.39

Balance at March 31, 2006	2,867,986		5.00	$1,069,906

Options exercisable at March 31, 2006	1,320,803		5.16	$1,069,906

The Company received $0.2 million from the exercise of 101,250 stock options during the three months ended March 31, 2006. The Company received $17,000 from the exercise of 11,875 stock options during the three months ended March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.2 million. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2006 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 was $5.84.
The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
	Options	Weighted-	Weighted-	Shares	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	March 31,	Remaining	Exercise	March 31,	Exercise
Range of Exercise Price	2006	Contractual Life	Price	2006	Price
$1.20 – 3.24	340,169	5.06 years	$1.35	340,169	$1.35
5.84	2,164,065	4.77 years	5.84	653,823	5.84
6.28 – 19.02	170,147	7.12 years	11.32	143,247	11.65
20.64 – 77.22	193,605	5.60 years	36.03	183,564	35.78

	2,867,986	5.00 years	7.67	1,320,803	9.48

On January 4, 2006 the Company granted approximately 2.2 million stock options to its employees and board of directors. The Black-Scholes valuation method assumptions used were: volatility – 83%, risk free rate – 4.28%, dividends – zero, weighted average life – 5 years; forfeiture – 10%. The Company did not grant stock options in 2005.
As of March 31, 2006, the total remaining unrecognized compensation cost related to the stock option plans amounted to $5.6 million, which will be amortized over the weighted-average remaining requisite service period of 2.78 years.
Expected Volatility. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies.
Expected Term. The expected term is based on historical observations of employee exercise patterns during the Company’s history.

Risk-Free Interest Rate. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options.
Dividend Yield. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.
Pre-vesting forfeitures. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Marketable Securities
The Company has determined that all its marketable securities should to be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in Stockholders’ Deficit under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At March 31, 2006 and December 31, 2005, marketable securities included $4.0 million and $0 million of investments, respectively, primarily comprised of U.S. government obligations, investment grade securities, commercial paper and money market funds.
The following is a summary of the Company’s marketable securities. Determination of estimated fair value is based upon quoted market prices.

	March 31, 2006
	Gross	Gross
	amortized	unrealized	Fair
	cost	losses	Value
Corporate debt securities	$1,003,950	$(20,250)	$983,700
U.S. securities and other government obligations	3,000,000	(16,140)	2,983,860

	$4,003,950	$(36,390)	$3,967,560

The above available-for-sale marketable securities by contractual maturities are all due within one year.

Investments in a net unrealized loss position at March 31, 2006 are as follows:

		Less than 12 Months of		Greater than 12 Months		Total temporary
		temporary impairment		of temporary impairment		impairment
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Investments	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	1	$983,700	$(20,250)	$0	$0	$983,700	$(20,250)
U.S. securities and other government obligations	2	2,983,860	(16,140)	—	—	2,983,860	(16,140)

Total temporarily impaired securities	3	$3,967,560	$(36,390)	$0	$0	$3,967,560	$(36,390)

Restricted Cash
The Company has lease agreements for the premises it occupies. A letter of credit in lieu of a lease deposit for leased facilities in San Diego totaling $0.3 million is secured by restricted cash in the same amount. This amount is included in restricted cash at March 31, 2006.
Intangible Asset
Intangible asset consists of the assembled workforce acquired in the merger with Maxim (see Note 11). The assembled workforce is being amortized on a straight-line basis over six years. The Company will record amortization of $0.1 million each year beginning in 2006. Assembled workforce amortization is recorded in research and development expense.
Reverse Stock Split
On September 5, 2005, EpiCept’s stockholders approved a one-for-four reverse stock split of its common stock, which was contingent on the merger with Maxim. The reverse stock split occurred immediately prior to the completion of the merger on January 4, 2006. As a result of the reverse stock split, every four shares of EpiCept common stock were combined into one share of common stock and any fractional shares created by the reverse stock split were rounded down to whole shares. The reverse stock split affected all of EpiCept’s common stock, stock options and warrants outstanding immediately prior to the effective time of the reverse stock split. All common stock and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.
3. Supplemental Financial Information
Loss per Share
Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding excludes shares underlying the Company’s Series A convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (collectively the “Preferred Stock’’), stock options and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares as of March 31, 2006 and March 31, 2005 are summarized as follows:

	March 31,	March 31,
	2006	2005
Common stock options	2,863,897	453,916
Warrants	1,278,705	6,374,999
Series A convertible preferred stock	—	1,148,571
Series B redeemable preferred stock	—	896,173
Series C redeemable preferred stock	—	2,549,876

Total shares excluded from calculation	4,142,602	11,423,535

Upon the closing of the merger with Maxim on January 4, 2006, all of EpiCept’s then outstanding warrants, Preferred Stock and convertible debt was converted into or exercised for common stock or cancelled. The Company issued options to purchase approximately 0.4 million shares of EpiCept common stock in exchange for Maxim’s outstanding options upon the closing of the merger. In addition, the Company issued warrants to purchase approximately 0.3 million shares of EpiCept common stock in exchange for Maxim’s warrants.
Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2006	2005
Prepaid expenses	$495,510	$10,087
Prepaid insurance	519,781	26,305
Prepaid taxes	19,989	27,722
Accrued interest on marketable securities	27,092	—

Total	$1,062,372	$64,114

Certain prepaid expenses and other current assets were assumed as a result of the merger with Maxim on January 4, 2006 (see Note 11).
Deferred Financing and Acquisition Costs:
The Company incurred deferred acquisition costs related to the merger with Maxim in the amount of $3.7 million, of which $0.6 million was unpaid at March 31, 2006. Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. Deferred financing costs are capitalized and amortized on a straight-line basis (which approximates the effective interest method) over the life of the applicable financing.
Deferred financing and acquisition costs are summarized below:

	March 31,	December 31,
	2006	2005
Deferred acquisition costs	$—	$2,127,952
Deferred financing costs	8,569	77,023

Total	$8,569	$2,204,975

Property and Equipment:
Property and equipment consist of the following:

	March 31,	December 31,
	2006	2005
Furniture, office and laboratory equipment	$1,744,230	$499,897
Leasehold improvements	525,712	125,645

	2,269,942	625,542
Less accumulated depreciation	(585,004)	(567,315)

	$1,684,938	$58,227

Depreciation expense was approximately $0.3 million and $16,000 for the three months ended March 31, 2006 and 2005, respectively. The net leasehold improvements acquired in the merger with Maxim totaled approximately $0.4 million of which $0.2 million relates to leased premises the Company intends to terminate or sublease. In accordance with EITF 05-6 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” the Company is amortizing the leasehold improvements with respect to the leased premise which it intends to terminate or sublease over the estimated useful life of six months. The remaining net property and equipment acquired in the merger with Maxim totaled approximately $1.6 million (see Note 11). The Company is depreciating the remaining Maxim property and equipment over two years.

Other Comprehensive Loss
Total other comprehensive loss for the three months ended March 31, 2006 was $0.1 million, consisting of a foreign currency translation loss of approximately $0.1 million and net unrealized gain on available–for-sale securities of $45,000. For the three months ended March 31, 2005, the Company’s only element of comprehensive loss other than net loss was foreign currency translation gain of $0.3 million.
5. License Agreements
Adolor Corporation
In July 2003, the Company entered into a license agreement with Adolor under which it granted Adolor the exclusive right to commercialize a sterile topical patch containing an analgesic alone or, in combination, including without limitation, LidoPAIN SP throughout North America. Since the execution of the Adolor agreement, the Company has received non-refundable payments of $3.0 million, which has been deferred and is being recognized as revenue ratably over the estimated product development period. For each of the three months ended March 31, 2006 and 2005, the Company recorded revenue from Adolor of approximately $0.2 million. Since inception to date, the Company recorded revenue of $1.6 million. Under the Adolor agreement, Adolor is obligated to pay the Company additional non-refundable amounts of up to $14.5 million upon the achievement of various milestones relating to product development and regulatory approval, and is also obligated to pay royalties to the Company based on the net sales of licensed products in North America on a country-by-country basis until the last patent covering the licensed product expires or the tenth anniversary of the first commercial sale of licensed product, whichever is later. Adolor is also obligated to pay the Company a one-time bonus payment of up to $5.0 million upon the achievement of specified net sales milestones of licensed product. The total amount of future milestone payments the Company is eligible to receive from Adolor is $19.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
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
Endo Pharmaceuticals Inc.
In December 2003, the Company entered into a license agreement with Endo under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. For the each of three months ended March 31, 2006 and 2005, the Company recorded revenue from Endo of approximately $0.1 million. Since inception to date, the Company recorded revenue of $1.0 million. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
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
Myriad Genetics, Inc.
In November 2003, Maxim entered into an agreement with Myriad under which it licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license, to perform Myriad’s obligations during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to Maxim totaling up to $27 million, of which $3 million was paid and recognized as revenue prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. Following the merger with Maxim, the Company assumed Maxim’s rights and obligations under this license agreement.
6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	March 31,	December 31,
	2006	2005
Accrued professional fees	$1,459,027	$811,647
Other	750,153	399,527

Total	$2,209,180	$1,211,174

Certain other accrued liabilities were assumed as a result of the merger with Maxim on January 4, 2006 (see Note 11).
7. Merger Related Liabilities
In connection with the merger with Maxim on January 4, 2006, the Company recorded estimated merger-related liabilities for severance, lease termination, and legal settlements of $1.2 million, $1.1 million and $2.3 million, respectively. The Company committed to an exit plan for certain of the Maxim facilities, and estimated a liability of approximately $1.1 million as the cost to replace its existing lease with a new lease between the lessor and a third party, based on a preliminary negotiation. In addition, the Company accrued an estimated $2.3 million as settlement for one of Maxim’s pending lawsuits, based on a verbal offer made by EpiCept of cash and EpiCept stock. The Company recognized total estimated merger-related liabilities of $4.6 million, which were included in the allocated purchase price of Maxim, of which $0.3 million was paid through March 31, 2006.
8. Notes, Loans and Financing
The Company is a party to several loan agreements, the amounts of which are as follows:

	March 31,	December 31,
	2006	2005
Ten-year, non-amortizing loan due December 31, 2007(A)	$1,855,069	$1,813,808
Ten-year, non-amortizing convertible loan due December 31, 2007(B)	—	2,418,411
Term loan due June 30, 2007(C)	1,398,623	1,604,014
Convertible bridge loans due October 30, 2006(D)	—	4,850,000
Senior notes due October 30, 2006(E)	1,000,000	4,000,000
November 2005 senior notes due October 30, 2006(F)	—	2,000,000

Total notes and loans payable, before debt discount	4,253,692	16,686,233
Less: Debt discount	76,208	433,814

Total notes and loans payable	4,177,484	16,252,419
Less: Notes and loans payable, current portion	2,080,535	11,547,200

Notes and loans payable, long-term	$2,096,949	$4,705,219

(A)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan bears interest at 6% per annum. tbg also receives additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. To date, EpiCept GmbH has had no annual surplus. The Company considers the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company has assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement.

At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the note for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to the lender from the annual surplus of EpiCept GmbH. The Company is accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. Accrued interest attributable to these additional amounts totaled $0.5 million each at March 31, 2006 and December 31, 2005, respectively. The effective rate of interest of this loan is 9.7%.

(B)	In February 1998, EpiCept GmbH entered into a ten-year non-amortizing convertible term loan in the amount of €2.0 million with tbg. The loan was non-interest bearing; however, the loan agreement provided for potential future annual payments from surplus of EpiCept GmbH up to 6% of the outstanding loan principal balance, not to exceed 9% of all payments made from surplus of EpiCept GmbH and limited to 7% of the total financing from tbg. Upon the closing of the merger with Maxim, on January 4, 2006 this loan was converted into 282,885 shares of the Company’s common stock at $8.08 per share.

(C)	In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH (“IKB”), guaranteed by the Company. The interest rate on the loan is currently 20% per year. Quarterly principal payments are €0.2 million (approximately $0.2 million as of March 31, 2006) except for the payment due December 31, 2006, which will be approximately €0.4 million (approximately $0.4 million as of March 31, 2006). The repayment schedule in effect December 31, 2004 was amended in February 2005 in which payments due December 31, 2004 and March 31, 2005 were deferred until March 31, 2007 and June 30, 2007. As a result of the deferral, the maturity date has been extended until June 30, 2007.

The loan agreement provides for contingent interest of 4% per annum of the principal balance, becoming due only upon the Company’s realization of a profit, as defined in the agreement. The Company has not realized a profit through March 31, 2006. The Company values the contingent interest as a derivative using the fair value method in accordance with SFAS 133. Changes in the fair value of the contingent interest are recorded as an adjustment to interest expense. The fair value of the contingent interest was approximately $0.9 million each as of March 31, 2006 and December 31, 2005, respectively.

(D)	In November 2002, the Company entered into convertible bridge loans with several of its stockholders, in an aggregate amount of up to $5.0 million. At December 31, 2005, the Company had borrowings outstanding of $4.8 million. Upon the closing of the merger with Maxim on January 4, 2006, the convertible bridge loans (net of $2.4 million used to exercise accompanying stock purchase warrants) converted into 593,121 shares of the Company’s common stock at a conversion price of $6.00 per share.

(E)	On March 3, 2005, the Company completed a private placement of $4.0 million aggregate principal amount of 8% Senior Notes (the “Senior Notes”)_with a group of investors including several of its existing stockholders. The Senior Notes mature on October 30, 2006. On August 26, 2005, in connection with the merger with Maxim, the Company amended the Senior Notes with four of the six investors (cumulatively, the “Non Sanders Investors”). Upon the closing of the merger with Maxim, the Non Sanders Investors converted their Senior Notes totaling $3.0 million and accrued interest into approximately 1.1 million shares of common stock at a conversion price of $2.84 and forfeited their stock purchase warrants. The amendment to the Senior Notes resulted in a contingent BCF. Since the mandatory conversion of the Senior Notes was contingent upon the closing of the merger with Maxim, which was outside of the Company’s control, the BCF was measured as of the modification date at $2.4 million and was recognized as interest expense upon the closing of the merger on January 4, 2006. The Company also charged $0.3 million of unamortized debt discount and debt issuance costs to interest expense upon conversion of the Non Sanders Investors Senior Notes.

The terms of the original Senior Notes for the other two investors (the “Sanders Senior Notes”) were unchanged as a result of the merger. The Sanders Senior Notes included an embedded derivative under FAS 133 “Accounting for Derivatives and

Hedging Activities” (“FAS 133”) related to the prepayment option. At the time of the issuance of the Sanders Senior Notes, FAS 133 required the Company to value the embedded derivative at fair market value, which approximated $0.1 million. At March 31, 2006 the embedded derivative had a nominal value. The value of the derivative is marked to market each reporting period as a derivative gain or loss until the Sanders Senior Notes are repaid.

The stock purchase warrants held by the remaining two investors (the “Sanders Investors”) were amended on August 26, 2005 to provide that immediately prior to the effective time of the merger, the stock purchase warrants would be automatically exercised for 22,096 shares of common stock at an exercise price of $3.96.

(F)	In November 2005, the Company completed a private placement of $2.0 million aggregate principal amount of 8% Senior Notes due October 30, 2006 (the “November Senior Notes”). Upon the closing of the merger with Maxim on January 4, 2006, the November Senior Notes were converted into 711,691 shares of common stock. Since the conversion of the November Senior Notes was contingent upon the closing of the merger with Maxim, no accounting was required at the issuance date per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio.” (“EITF 98-5”) On January 4, 2006, upon the closing of the merger with Maxim, a BCF of $2.0 million was recorded as interest expense.
9. Preferred Stock and Warrants
On January 4, 2006, immediately prior to the completion of the merger with Maxim, the Company issued common stock to certain stockholders upon the conversion or exercise of all outstanding preferred stock and warrants. The following tables illustrate the principal balances and the amount of shares issued for Preferred Stock and warrants converted or exercised into the Company’s common stock on January 4, 2006:
Preferred Stock:

	Carrying	Common
Series of Preferred Stock	Value	Shares Issued
A	$8,225,806	1,501,349
B	7,077,767	1,186,374
C	19,543,897	3,375,594

Total	$34,847,470	6,063,317

The outstanding amount of Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock includes accreted dividends through January 4, 2006. Upon the closing of the merger with Maxim, the Company recorded a BCF relating to the anti-dilution rights of each of the series of Preferred Stock of approximately $2.1 million, $1.7 million, and $4.8 million, respectively, related to the conversion of the Preferred Stock. In accordance with EITF 98-5, and EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the three months ended March 31, 2006.
Warrants:

	Carrying	Common
	Value	Shares Issued
Series B Preferred Warrants	$300,484	58,229
Series C Preferred Warrants	649,473	131,018
2002 Bridge Warrants	3,634,017	3,861,462
March 2005 Senior Note Warrants	42,248	22,096

Total	$4,626,222	4,072,805

Upon the closing of the merger with Maxim, the Company recorded a BCF relating to the anti-dilution rights of each of the Series B convertible preferred stock warrants and the Series C redeemable convertible preferred stock warrants (collectively “Preferred Warrants”) of approximately $0.1 million and $0.3 million, respectively related to the conversion of the Preferred Warrants into common shares. In accordance with EITF 98-5 and EITF 00-27, the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Warrants would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the three months ended March 31, 2006.
10. Common Stock
On February 9, 2006, the Company raised $11.6 million gross proceeds through a private placement of common stock and common stock purchase warrants. Approximately 4.1 million shares were sold at a price of $2.85 per share. In addition, five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 1 million of the Company’s common stock at a price of $4.00 per share. The Company allocated the $11.6 million in gross proceeds between the Senior Notes and the warrants based on their fair values. $1.4 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The warrants prohibit any exercise for the first six months from the closing date of the transaction. During the three months ended March 31, 2006, 101,250 shares of common stock were issued from the exercise of stock options resulting in proceeds of $0.2 million. During the three months ended March 31, 2005, 11,875 shares of common stock were issued upon the exercise of stock options resulting in proceeds of $17,250.
11. Merger
On January 4, 2006, Magazine completed its merger with Maxim pursuant to the terms of the Merger Agreement. EpiCept accounted for the merger as an asset acquisition as Maxim is a development stage company. The Company issued a total of 5.8 million shares of EpiCept’s common stock, options and warrants valued at $41.4 million in exchange for all the outstanding shares and certain warrants and options of Maxim. The purchase price was based on the implied value of EpiCept stock price of $7.33 per share. The fair value of the EpiCept shares used in determining the purchase price was based on the average closing price of Maxim common stock on the two full trading days immediately preceding the public announcement of the merger, the trading day the merger was announced and the two full trading days immediately following such public announcement divided by the exchange ratio. The merger provided EpiCept’s stockholders with shares in a publicly traded company, which provides liquidity to existing EpiCept stockholders.
In connection with the merger, Maxim option holders holding options granted under Maxim’s stock option plans, with a Maxim exercise price of $20.00 per share or less, received options to purchase shares of EpiCept common stock in exchange for the options to purchase Maxim common stock they held at the Maxim exercise price divided by the exchange ratio of 0.203969. Maxim obtained the agreement of each holder of options granted with a Maxim exercise price above $20.00 per share to the termination of those options immediately prior to the completion of the merger. The Company issued stock options to purchase approximately 0.4 million of EpiCept’s shares of common stock in exchange for Maxim’s outstanding options. In addition, the Company issued warrants to purchase approximately 0.3 million shares of EpiCept’s common stock in exchange for Maxim’s warrants.
The purchase price has been allocated based on a preliminary valuation of Maxim’s tangible and intangible assets and liabilities (table in thousands):

Cash, cash equivalents and marketable securities	$15,135
Prepaid expenses	1,323
Property and equipment	2,034
Other assets	393
In-process technology	33,715
Intangible assets (assembled workforce)	546
Total current liabilities	(8,021)

Total	$45,125

The transaction purchase price totaled approximately $45.1 million including merger costs of $3.7 million. The assets acquired included development of innovative cancer therapeutics which includes Ceplene (histamine dihydrochloride). The purchase price was allocated to the assets acquired based on their fair values as of the date of the acquisition. Of the $45.1 million purchase price, $33.7 million was assigned to in-process research and development and immediately expensed to research and development in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006 and approximately $0.5 million was allocated to intangible assets and will be amortized over six years. Maxim’s results of operations were included in EpiCept’s consolidated statement of operations beginning on January 5, 2006. The Company committed to and approved an exit plan for consolidation of certain Maxim facilities, and assumed the liability for ongoing Maxim litigation and severance associated with personnel reductions. In connection with the exit plan (see Note 7), the Company recognized merger related liabilities of $4.6 million which were included in the allocated purchase price of Maxim.

The value assigned to the acquired in-process research and development was determined by identifying the acquired in-process research projects for which: (a) there is exclusive control by the acquirer; (b) significant progress has been made towards the project’s completion; (c) technological feasibility has not been established, (d) there is no alternative future use, and (e) the fair value is estimable based on reasonable assumptions. The acquired in-process research and development was valued at $33.7 million, assigned entirely to one qualifying program, the use of Ceplene as remission maintenance therapy for the treatment of AML in Europe, and expensed on the closing date of the merger. The value of in-process research and development was based on the income approach that focuses on the income-producing capability of the asset. The underlying premise of the approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. In determining the value of in-process research and development, the assumed commercialization date for the product was 2007. Given the risks associated with the development of new drugs, the revenue and expense forecast was probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustment was applied based on Ceplene’s stage of development at the time of the assessment and the historical probability of successful advancement for compounds at that stage. The modeled cash flow was discounted back to the net present value. The projected net cash flows for the project were based on management’s estimates of revenues and operating profits related to such project. Significant assumptions used in the valuation of in-process research and development included: the stage of development of the project; future revenues; growth rates; product sales cycles; the estimated life of a product’s underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 30% to reflect present value, which approximates the implied rate of return on the merger.
The following unaudited pro forma information for the three months ended March 31, 2005 presents a summary of the Company’s consolidated results of operations as if the merger had taken place January 1, 2005 (in thousands except per share information):

March 31,
2005
Total revenue	$1,405
Net loss	(8,065)
Pro forma basic and diluted earnings per share	$(0.41)
12. Legal Proceedings
The following legal proceedings relate to Maxim and were assumed upon the completion of the merger on January 4, 2006:
Settled Cases
On October 7, 2004 plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In October 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger of EpiCept and Maxim. The amended complaint was rejected by the court, pending the lifting of the stay. The complaint was tendered to Maxim’s insurance carrier, which has denied coverage. Maxim dispute the position taken by the insurance carrier and EpiCept fully intends to enforce its rights under the policy. On March 7, 2006, the Company entered into a settlement agreement with the plaintiff where EpiCept will pay $50,000 in EpiCept common stock to cover the plaintiff’s legal expenses. The settlement is subject to customary conditions such as the execution of settlement documents, the final court approval of the settlement and dismissal of the Putnam claims with prejudice. The Company accrued a $50,000 liability in the purchase price allocation (see Note 11).
Pending Cases
In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against Maxim and two of its officers, alleging fraud and negligent misrepresentation in connection with the Maxim’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that Maxim has no liability for such claims and awarded recovery of the Maxim’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect, and in June 2004, the plaintiffs filed an appeal. In December 2004, the Court of Appeal reversed the judgment of the Superior Court on the grounds that the claims were not arbitrable under the terms of the Merger Agreement and remanded the lawsuit to the trial court for further proceedings. In September 2005, plaintiffs filed an amended complaint adding state law securities claims against the defendants. The defendants filed an answer that denies all material allegations in the amended complaint, and the case has been set for trial to commence on November 10, 2006, and EpiCept intends to vigorously defend itself against these claims. Discovery has commenced in the case.
On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of other stockholders similarly situated, filed a complaint in the United States District Court for the Southern District of California against Maxim, one officer of Maxim and one former officer of Maxim, alleging violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefor. Thereafter, two similar complaints were filed in the Southern District of California. These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint. No discovery has been conducted. In October 2005, the United States District Court of the Southern District of California granted Maxim’s motion to dismiss the consolidated amended complaint, but granted plaintiffs leave to amend. It is possible that the plaintiffs will exercise their right to file an amended complaint. The cases were tendered to Maxim’s insurance carrier, Carolina Casualty Insurance Company (“Carolina Casualty”), which denied coverage. Maxim disputed the position taken by the insurance carrier and the Company fully intends to enforce its rights under the policy. EpiCept accrued an estimated $2.3 million as settlement based on a verbal offer made by EpiCept of cash and EpiCept stock.
On May 3, 2005, plaintiff Carolina Casualty filed a complaint in the United States District Court for the Southern District of California against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, seeking a declaratory judgment from the court that Maxim’s D&O insurance policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004. Maxim answered the complaint and filed counterclaims against Carolina Casualty. No discovery has been conducted and the court has issued a stay of the entire proceedings, pending certain events in the federal suit filed by Richard Bassin.
The Company intends to engage in a rigorous defense against such claims. No assurances can be made that it will be successful in its defense of the pending claims. If EpiCept is not successful in its defense of such claims, it could be forced to, among other things, make significant payments to resolve these claims, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by its insurance carriers. Further, regardless of success of the litigation, the litigation itself may result in substantial costs and divert management’s attention and resources, all of which could adversely affect its business.

13. Segment Information
The Company operates as one business segment the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Revenue
United States	$207,166	$185,403
Germany	88,252	99,873

	$295,418	$285,276

Net loss
United States	$47,096,974	$1,236,146
Germany	529,407	350,003

	$47,626,381	$1,586,149

Total Assets
United States	$19,024,989	$4,878,815
Germany	485,758	148,176

	$19,510,747	$5,026,991

Long Lived Assets, net
United States	$2,152,629	$80,336
Germany	24,685	31,351

	$2,177,314	$111,687

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of EpiCept’s financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in EpiCept’s filings with the SEC could affect such results.
Overview
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company that focuses on the development and commercialization of pharmaceutical products for the treatment of pain and cancer. Following the completion of the merger with Maxim Pharmaceuticals Inc. (“Maxim”) on January 4, 2006, the Company has a portfolio of nine product candidates in various stages of development: an oncology product candidate being prepared for European registration, three pain product candidates in late-stage development that are ready to enter, or have entered, Phase IIb or Phase III clinical trials, three pain product candidates that have completed initial Phase II clinical trials, and two oncology compounds, one of which has entered a Phase I clinical trial and the second of which is expected to enter clinical development in the next several months. As a result of the merger, EpiCept has a portfolio of pain management and oncology product candidates that allows it to be less reliant on the success of any one product candidate.
The Company’s product candidate being prepared for European registration is Ceplene, which is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML. EpiCept’s late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. The Company’s portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. These product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration (“FDA”) approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain. None of the Company’s product candidates has been approved by the FDA or any comparable agency in another country.
EpiCept’s merger with Maxim created a specialty pharmaceutical company that leverages its portfolio of topical pain therapies with product candidates having significant market potential to treat cancer. In addition to entering into opportunistic development and commercial alliances for its product candidates, EpiCept’s strategy is to focus its development efforts on:
•	topically-delivered analgesics targeting peripheral nerve receptors;

•	alternative uses for FDA-approved drugs; and

•	innovative cancer therapeutics.
None of EpiCept’s product candidates has been approved by the FDA or any comparable foreign agencies. EpiCept has yet to generate revenues from product sales. EpiCept currently has license agreements with the following partners: Adolor Corporation, for the development and commercialization of certain products, including LidoPAIN SP in North America; Endo Pharmaceuticals, for the worldwide commercialization of certain products, including LidoPAIN BP; and Myriad Genetics, for the development and commercialization of the MX90745 family of compounds.
Since EpiCept’s inception it has incurred significant net losses each year. EpiCept’s net loss for the quarter ended March 31, 2006 was $47.6 million and it had an accumulated deficit of $124.3 million as of March 31, 2006. EpiCept’s recurring losses from operations and its accumulated deficit raise substantial doubt about its ability to continue as a going concern. EpiCept’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. EpiCept’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if EpiCept succeeds in developing and commercializing one or more of its product candidates, it may never become profitable. EpiCept expects to continue to incur increasing expenses over the next several years as it:
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
EpiCept’s operations to date have been funded principally through the proceeds from the sale of common and preferred securities, debt instruments, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sale of a portion of its New Jersey net operating loss carry forwards.
EpiCept has two wholly-owned subsidiaries, EpiCept GmbH, based in Munich, Germany, which is engaged in research and development activities on EpiCept’s behalf, and Maxim Pharmaceuticals, Inc.
Acquisition of Maxim Pharmaceuticals, Inc.
On January 4, 2006, Magazine Acquisition Corp. (“Magazine”), a wholly owned subsidiary of EpiCept, merged with Maxim pursuant to the terms of the Merger Agreement, among the Company, Magazine and Maxim, dated as of September 6, 2005.
Under the terms of the Merger Agreement, Magazine merged with and into Maxim, with Maxim continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. EpiCept issued 5.8 million shares of its common stock to Maxim stockholders in exchange for all of the outstanding shares of Maxim, with Maxim stockholders receiving 0.203969 of a share of EpiCept common stock for each share of Maxim common stock. EpiCept stockholders retained approximately 72%, and the former Maxim stockholders received approximately 28%, of outstanding shares of EpiCept’s common stock. EpiCept accounted for the merger as an asset acquisition as Maxim is a development stage company. The transaction valued Maxim at approximately $45.1 million.
In connection with the merger, Maxim option holders who held options granted under Maxim’s Amended and Restated 1993 Long Term Incentive Plan (“1993 Plan”), and options granted under the other Maxim stock option plans, with a Maxim exercise price of $20.00 per share or less, received options to purchase shares of EpiCept common stock in exchange for the options to purchase Maxim common stock they held at the Maxim exercise price divided by the exchange ratio of 0.203969. Maxim obtained agreements from each holder of options granted under the 1993 Plan, with a Maxim exercise price above $20.00 per share, to terminate those options immediately prior to the completion of the merger and agreed to take action under the other plans so that each outstanding Maxim option granted under the other Maxim stock option plans that has an exercise price above $20.00 per share terminated on or prior to the completion of the merger.

Purchase Price Allocation
The purchase price has been allocated based on a preliminary valuation of Maxim’s tangible and intangible assets and liabilities based on their fair values (table in thousands):

Cash, cash equivalents and marketable securities	$15,135
Prepaid expenses	1,323
Property and equipment	2,034
Other assets	393
In-process technology	33,715
Intangible assets (assembled workforce)	546
Total current liabilities	(8,021)

Total	$45,125

The total purchase price of $45.1 million includes costs of $3.7 million to complete the transaction. The Company acquired in-process research and development assets of approximately $33.7 million, which were immediately expensed to research and development. The Company acquired assembled workforce of approximately $0.5 million, which was capitalized and will be amortized over its useful life of 6 years. The Company also acquired fixed assets of approximately $2.0 million, which will be amortized over their remaining useful life.
The value assigned to the acquired in-process research and development was determined by identifying the acquired in-process research projects for which: (a) there is exclusive control by the acquirer; (b) significant progress has been made towards the project’s completion; (c) technological feasibility has not been established, (d) there is no alternative future use, and (e) the fair value is estimable based on reasonable assumptions. The acquired in-process research and development was valued at $33.7 million, assigned entirely to one qualifying program, the use of Ceplene as remission maintenance therapy for the treatment of AML, in Europe and expensed on the closing date of the merger. The value of in-process research and development was based on the income approach that focuses on the income-producing capability of the asset. The underlying premise of the approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. In determining the value of in-process research and development, the assumed commercialization date for the product was 2007. Given the risks associated with the development of new drugs, the revenue and expense forecast was probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustment was applied based on Ceplene’s stage of development at the time of the assessment and the historical probability of successful advancement for compounds at that stage. The modeled cash flow was discounted back to the net present value. The projected net cash flows for the project were based on management’s estimates of revenues and operating profits related to such project. Significant assumptions used in the valuation of in-process research and development included: the stage of development of the project; future revenues; growth rates; product sales cycles; the estimated life of a product’s underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 30% to reflect present value, which approximates the implied rate of return on the merger.
In connection with the merger with Maxim on January 4, 2006, the Company recorded estimated merger-related liabilities for severance, lease termination, and lawsuit settlement of $1.2 million, $1.1 million and $2.3 million, respectively. The Company committed to an exit plan for certain of the Maxim facilities, and estimated a liability of approximately $1.1 million as the cost to replace its existing lease with a new lease between the lessor and a third party, based on a preliminary negotiation. In addition, the Company accrued an estimated $2.3 million as settlement for one of Maxim’s pending lawsuits, based on a verbal offer made by EpiCept of cash and EpiCept stock. The Company recognized total estimated merger-related liabilities of $4.6 million, which were included in the allocated purchase price of Maxim, of which $0.3 million was paid as of March 31, 2006.
Conversion of Preferred Stock, Warrants and Notes, Loans and Financings
On January 4, 2006, immediately prior to the closing of the merger with Maxim, the Company issued common stock to certain stockholders upon the conversion or exercise of all outstanding preferred stock, convertible debt and warrants. The following tables illustrate the principal balances and the amount of shares issued for each instrument converted into the Company’s common stock as of January 4, 2006:

Preferred Stock:

	Carrying	Common
Series of Preferred Stock	Value	Shares Issued
A	$8,225,806	1,501,349
B	7,077,767	1,186,374
C	19,543,897	3,375,594

Total	$34,847,470	6,063,317

Upon the closing of the merger with Maxim, the Company recorded a beneficial conversion feature (“BCF”) charge relating to the anti-dilution rights of each of the Series A convertible preferred stock, the Series B redeemable convertible preferred stock and the Series C redeemable convertible preferred stock (collectively, the “Preferred Stock”) of approximately $2.1 million, $1.7 million, and $4.8 million, respectively related to the conversion of the Preferred Stock. In accordance with EITF Issue No. 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratio” (“EITF 98-5”) and EITF No. 00-27, “Application Of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 and charged to deemed dividends in the consolidated statement of operations for the three months ended March 31, 2006.
Warrants:
The following table illustrates the principal balances and the amount of shares issued for warrants exercised into the Company’s common stock as of January 4, 2006:

	Carrying	Common
	Value	Shares Issued
Series B Preferred Warrants	$300,484	58,229
Series C Preferred Warrants	649,473	131,018
2002 Bridge Warrants	3,634,017	3,861,462
March 2005 Senior Note Warrants	42,248	22,096

Total	$4,626,222	4,072,805

Upon the closing of the merger with Maxim, the Company recorded a BCF relating to the anti-dilution rights of each of the Series B convertible preferred stock warrants and the Series C redeemable convertible preferred stock warrants (collectively “Preferred Warrants”) of approximately $0.1 million and $0.3 million, respectively related to the conversion of the Preferred Warrants into common shares. In accordance with EITF 98-5, and EITF 00-27, the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Warrants would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the three months ended March 31, 2006.
Notes, Loans and Financings:
The following table illustrates the principal balances and the amount of shares issued for each debt instrument converted into the Company’s common stock upon the closing of the merger on January 4, 2006:

	Carrying	Common
	Value	Shares Issued (1)
Ten-year, non-amortizing convertible loan due December 31, 2007	$2,438,598	282,885
Convertible bridge loans due October 30, 2006	4,850,000	593,121
March 2005 Senior Notes due October 30, 2006	3,000,000	1,126,758
November 2005 Senior Notes due October 30, 2006	2,000,000	711,691

Total	$12,288,598	2,714,455

(1)	The shares of common stock issued include the conversion of principal and accrued interest. The conversion rates were determined by the underlying debt agreements.

Upon the closing of the merger with Maxim, the Company recorded BCF’s related to the difference between the fair value of the Company’s common stock on the closing date and the conversion rates of certain of the Company’s debt instruments. In accordance with EITF 98-5, and EITF 00-27, BCF’s amounting to $4.4 million were expensed as interest expense for the conversion of March 2005 Senior Notes and the November 2005 Senior Notes. Since the conversion of the March 2005 Senior Notes and the November 2005 Senior Notes were contingent upon the closing of the merger with Maxim, no accounting was required at the modification date or issuance date of each instruments in accordance with EITF 98-5 and EITF 00-27 as the completion of the merger with Maxim was dependent on an affirmative vote of Maxim’s shareholders and other customary closing conditions.
Critical Accounting Policies and Estimates
EpiCept’s discussion and analysis of its financial condition and results of operations are based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that EpiCept make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. EpiCept reviews its estimates on an ongoing basis and bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While EpiCept’s significant accounting policies are described in more detail in the notes to its consolidated financial statements included in its Annual Report filed on Form 10-K, EpiCept believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, its allocation of the preliminary purchase price of Maxim on January 4, 2006, and the costs of its exit plan related to the merger with Maxim. Actual results could differ from those estimates.
Revenue Recognition
EpiCept recognizes revenue relating to its collaboration agreements in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.
EpiCept’s application of these standards requires subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. EpiCept evaluates its collaboration agreements to determine units of accounting for revenue recognition purposes. To date, EpiCept has determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities and, accordingly, do not treat them as a separate element. EpiCept recognizes revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method or ratably over the development period in which EpiCept is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period. Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of EpiCept’s costs are incurred in the latter stages of the development period. EpiCept periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time.
EpiCept will recognize milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF 00-21; (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, EpiCept will recognize milestones as revenue in accordance with its accounting policy in effect for the respective contract. At the time of a milestone payment receipt, EpiCept will recognize revenue based upon the portion of the development services that are completed to date and defer the remaining portion and recognize it over the remainder of the development services on the proportional or ratable method, whichever is applicable. When payments are specifically tied to a separate earnings process, revenue will be recognized when the specific performance obligation associated with the payment has been satisfied. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements. Based on an updated development plan received from Adolor, EpiCept increased the length of the estimated development period of LidoPAIN SP by fifteen months in the fourth quarter of 2005. Future changes in the estimated development period of LidoPAIN SP and on EpiCept’s estimate of costs to be incurred for the development of LidoPAIN BP could increase or decrease revenue recognized to date.
Stock-Based Compensation
In December 2004, Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) 123R (“FAS 123R”). This statement is a revision to FAS 123, “Accounting for Stock-Based Compensation” (“FAS 123”), supersedes Accounting Principle Board (“APB”) “Accounting for Stock Issued to Employees,”(“APB 25”) and amends FAS 95, “Statement of Cash Flows.” (“FAS 95”). FAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and requires public companies to recognize such transactions as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. As of the adoption of FAS 123 R, there was no effect on the condensed consolidated financial statements because there was no compensation expense recognized. The Company adopted FAS 123R on January 1, 2006. On January 4, 2006 the Company issued approximately 2.2 million stock options with varying vesting provisions, to its employees and board of directors. Based on the Black-Scholes valuation method (volatility – 83%, risk free rate – 4.28%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), the Company estimated $7.8 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 2.78 years. During the quarter ended March 31, 2006, EpiCept recognized total share-based compensation of approximately $2.4 million, related to the options granted on January 4, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during the quarter. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
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
Accounting for equity instruments granted by EpiCept requires fair value estimates of the equity instrument granted or sold. If EpiCept’s estimates of fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted in exchange for the receipt of goods or services, EpiCept estimates the value of the equity instruments based upon the market price of the stock as of the date of the grant. Changes in the market price of EpiCept’s common stock and its stock price volatility could have a significant effect on the determination of future stock-based compensation.
Deferred Financing and Acquisition Costs
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. These costs are capitalized and amortized on a straight-line basis (which approximates the effective interest method) over the life of the applicable financing. Deferred acquisition costs associated with the merger with Maxim of $3.7 million were included in the purchase price of Maxim. Deferred initial public offering costs of $1.7 million were expensed during the second quarter of 2005 following the withdrawal of the Company’s proposed initial public offering in May 2005.
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
Beneficial Conversion Feature of Certain Instruments
The convertible feature of certain financial instruments provided for a rate of conversion that was below market value at the commitment date. Such feature is normally characterized as a BCF. Pursuant to EITF Issue No. 98-5 and EITF No. 00-27, the estimated fair value of a BCF is recorded as interest expense if it related to debt or a dividend if it is related to preferred stock. If the conversion feature is contingent, then the BCF is measured but not recorded until the contingency is resolved. The Company’s Senior Notes and the November Senior Notes both contained contingent BCF’s. Upon closing of the merger with Maxim, the contingency was resolved and the Company recorded a BCF of approximately $4.4 million as an additional charge to interest expense. The Company’s Preferred Stock and warrants contained anti-dilution provisions. Upon the closing of the merger with Maxim, a BCF of approximately $8.9 million was recorded as a result of the anti-dilution provisions contained in the Company’s outstanding Preferred Stock and related warrants.
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
Results of Operations
Three months ended March 31, 2006 and 2005
Revenues. During the three months ended March 31, 2006 and 2005, the Company recognized deferred revenue of approximately $0.3 million and $0.3 million, respectively, from the upfront licensing fees and milestone payments received from Adolor and Endo. EpiCept is recognizing revenue from its agreement with Adolor on a straight line basis over the estimated development period of LidoPAIN SP, and it uses the proportional performance method to recognize revenue from its agreement with Endo with respect to LidoPAIN BP. EpiCept also recognized revenue of $19,000 from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of March 31, 2006 of $3.4 million represents the Company’s estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Adolor and Endo.
General and administrative expense. General and administrative expense increased by $4.7 million to $5.7 million for the three months ended March 31, 2006 from $1.0 million for the three months ended March 31, 2005. The biggest factor in the increase was the Company’s adoption of FAS 123R, which resulted in a $2.2 million charge for stock-based compensation during the three months ended March 31, 2006. In addition, as a result of the merger with Maxim, EpiCept incurred $1.3 million in legal and other general and administrative expense related to the activities it is continuing at the San Diego facility including information technology and human resources. EpiCept also incurred an increase in staff compensation due to the payment of certain one-time bonuses totaling $0.3 million in connection with the closing of the merger with Maxim and the February 2006 sale of common stock and warrants, and began accruing bonuses in connection with the Company’s anticipated 2006 results. Finally, as EpiCept became a public company upon the closing of the merger, it incurred $0.3 million in costs related to its activity as a public company including listing fees, investor relations activities and expenses related to the production of its annual report.
Research and development expense. Research and development expense increased by $3.2 million to $3.7 million for the three months ended March 31, 2006 from $0.5 million for the three months ended March 31, 2005. As a result of the merger with Maxim,

EpiCept continued development of two programs: the anticipated registration of Ceplene in Europe as remission maintenance therapy for AML, and an early stage program to discover and develop novel compounds that induce apoptosis and may be indicated for the treatment of certain cancers. The continuation of these programs contributed $2.6 million in research and development expenses during the three months ended March 31, 2006, including staffing and direct third party costs. EpiCept also continued its Phase III trial for LidoPAIN SP in Europe and initiated manufacturing and commercial scale-up efforts with respect to its EpiCept NP-1 and LidoPAIN BP product candidates. In addition, the Company’s adoption of FAS 123R resulted in a $0.2 million of stock-based compensation charge during the three months ended March 31, 2006.
EpiCept expects that a large percentage of its future research and development expenses will be incurred in support of current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. EpiCept tests its product candidates in numerous preclinical studies for toxicology, safety and efficacy. EpiCept then conducts early stage clinical trials for each drug candidate. As EpiCept obtains results from clinical trials, it may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus resources on more promising product candidates or programs. Completion of clinical trials may take several years but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:
•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the duration of follow-up with the patient;

•	the product candidate’s phase of development; and

•	the efficacy and safety profile of the product.
Expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, estimates of expenses are modified accordingly on a prospective basis.
None of EpiCept’s drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that EpiCept’s and its collaborators’ clinical data establishes the safety and efficacy of EpiCept’s drug candidates. Furthermore, the Company’s strategy includes entering into collaborations with third parties to participate in the development and commercialization of its products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under EpiCept’s control. EpiCept cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect EpiCept’s development plan or capital requirements.
Acquired In-Process Research and Development. In connection with the merger with Maxim, the Company recorded an in-process research and development charge of $33.7 million representing the estimated fair value of the acquired in-process research and development related to the acquired interest, that had not yet reached technological feasibility and had no alternative future use (see Purchase Price Allocation).
Other income (expense). Other income (expense), net, increased $4.4 million to $4.8 million for the three months ended March 31 2006 from $0.4 million for the three months ended March 31, 2005. The Company’s Senior Notes and the November Senior Notes both contained contingent BCF’s. Upon the closing of the merger with Maxim, the contingency was resolved and the Company recorded BCFs of approximately $4.4 million as an additional charge to interest expense. Interest income increased by approximately $0.1 million as a result of a higher available cash balance and higher rates during the three months ended March 31, 2006 than the three months ended March 31, 2005. Higher cash balances resulted from the cash and marketable securities acquired in connection with the merger with Maxim and the sale of common stock and warrants in February 2006.

Deemed Dividends and Redeemable Convertible Preferred Stock Dividends. Deemed and accreted redeemable convertible preferred stock dividends amounted to $9.0 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. The Company’s Preferred Stock contained anti-dilution provisions and upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a deemed dividend in accordance with EITF 98-5 as a result of the anti-dilution provisions. Due to the conversion of the Preferred Stock to common stock on January 4, 2006, there will be no further accretion of dividends on such instruments.
Liquidity and Capital Resources
EpiCept has devoted substantially all of its cash resources to research and development programs and general and administrative expenses. To date, EpiCept has not generated any meaningful revenues from the sale of products and it does not expect to generate significant revenues for a number of years, if at all. As a result, EpiCept has incurred an accumulated deficit of $124.3 million as of March 31, 2006, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years in the future. Should EpiCept be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since its inception, the Company has financed its operations through the proceeds from the sales of common and preferred securities, debt instruments, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of its New Jersey net operating loss carryforwards.
The following table describes the Company’s liquidity and financial position on March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Working capital (deficit)	$1,938,406	$(19,734,540)
Cash and cash equivalents	$11,508,001	$402,994
Marketable securities	$3,967,560	$—
Notes and loans payable, current portion	$2,080,535	$11,547,200
Notes and loans payable, long term portion	$2,096,949	$4,705,219
Working Capital
At March 31, 2006, the Company had working capital of $1.9 million consisting of current assets of $16.5 million and current liabilities of $14.6 million. This represents an increase of approximately $21.6 million from the working capital deficit of $19.7 million consisting of current assets of $0.5 million and current liabilities of $20.2 million at December 31, 2005. Upon the closing of the merger with Maxim, approximately $12.3 million of the Company’s outstanding debt instruments were repaid or converted into 2.7 million shares of common stock. At the time of the merger, Maxim had cash and cash equivalents, including marketable securities, approximating $15.1 million. The Company used its existing working capital and the proceeds from the February 2006 financing to fund its year to date operating loss for 2006.
Cash, Cash Equivalents and Marketable Securities
At March 31, 2006, cash and cash equivalents totaled $11.5 million. At December 31, 2005, cash and cash equivalents totaled $0.4 million. At the time of the merger, Maxim had cash and cash equivalents, including marketable securities, approximating $15.1 million. In February 2006, the Company sold approximately 4.1 million shares of common stock and warrants for gross proceeds of $11.6 million. This was offset by transaction related payments of $0.7 million and payments totaling $3.5 million of deferred financing, initial public offering and acquisition costs.
Current and Future Liquidity Position
In February 2006, the Company raised $11.6 million in gross proceeds from the sale of common stock and warrants. The proceeds of this financing plus existing cash resources, including cash from the merger with Maxim, expected future payments from EpiCept’s strategic partners, future sales of New Jersey net operating loss carry forwards and interest earned on cash balances and investments are expected to be sufficient to meet its projected operating requirements into the first quarter 2007. EpiCept may raise additional funds in the future through public or private financings, strategic relationships or other arrangements.

EpiCept’s future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	progress in EpiCept’s research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	its ability to establish and maintain additional collaborative arrangements;

•	the resources, time and costs required to successfully initiate and complete its preclinical and clinical trials, obtain regulatory approvals, protect its intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•	the timing, receipt and amount of sales and royalties, if any, from potential products.
If, at any time, EpiCept’s prospects for financing its clinical development programs decline, EpiCept may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of development of one or more product candidates. Alternatively, EpiCept might raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and increased interest expense. Similarly, financing obtained through future co-development arrangements may require EpiCept to forego certain commercial rights to future drug candidates. EpiCept’s failure to raise capital as and when needed could have a negative impact on its financial condition and the ability to pursue its business strategy.
Operating Activities
Net cash used in operating activities for the first three months of 2006 was $7.0 million as compared to $1.8 million in the first three months of 2005. Net cash used in operating activities for the first three months of 2006 and the first three months of 2005 primarily relates to EpiCept’s net loss for the applicable period. Net cash flows used in operating activities were impacted by $33.7 million of in-process research and development related to the merger with Maxim, $4.4 million of BCF charges related to the merger with Maxim, $2.4 million of stock-based compensation incurred in connection with its option grants during the quarter, a $0.5 million decrease in other accrued liabilities reflecting payments made following the closing of the merger, and by $0.3 million to account for the portion of the Adolor and Endo deferred revenue recognized as revenue.
Investing Activities
Net cash provided by investing activities for the three months of 2006 was $7.8 million compared to a use of $1,000 for the three months of 2005. The Company acquired cash in the merger with Maxim of $3.5 million, which was offset by $3.1 million in deferred acquisition costs paid in the quarter. $7.3 million of marketable securities matured during 2006.
EpiCept’s capital expenditures for property, plant and equipment for the first three months of 2006 and the first three months of 2005 totaled approximately $3,000 and $1,000, respectively, for normal replacements and improvements.
Financing Activities
Net cash provided by financing activities for the first three months of 2006 was $10.3 million compared to $3.7 million for the first three months of 2005. The increase was primarily attributed to the completion of a sale of common stock and warrants with gross proceeds of $11.6 million, less $0.7 million transaction related costs, $0.7 million in loan repayments and capital lease obligations, and payments of deferred initial public offering costs remaining from EpiCept’s canceled initial public offering in May 2005. During the three month period ended March 31, 2005, net cash provided by financing activities consisted of $4.0 million in gross proceeds from the Senior Notes offset by scheduled loan repayments and payments of deferred initial public offering costs. During the first three months of 2006 and the first three months of 2005, the Company received $0.2 million and $17,000, respectively, from the exercise of stock options.

Upon the closing of the merger with Maxim, the Company issued 2.7 million shares of common stock related to the conversion of approximately $12.3 million of the Company’s notes and loans (see Note 8 to the consolidated financial statements).
Contractual Obligations
As of March 31, 2006, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of March 31, 2006):

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	Thereafter	Total
Long-term debt	$1,915	$2,339	$—	$—	$—	$—	$4,254
Interest expense	257	1,261	—	—	—	—	1,518
Operating leases	2,962	2,397	1,846	1,291	951	—	9,447
Other obligations	1,752	925	275	575	450	700	4,677

Total	$6,886	$6,922	$2,121	$1,866	$1,401	$700	$19,896

As a result of the merger with Maxim, approximately $12.3 million of principal debt outstanding at December 31, 2005 was converted into common stock on January 4, 2006. In addition, EpiCept assumed additional net lease obligations totaling $1.3, $1.9, $1.8, $1.3 and $1.0 million for the nine months remaining in 2006 and for the years 2007, 2008, 2009 and 2010, respectively. EpiCept intends to sublease a portion of its leased space in San Diego in order to reduce its net lease obligations. EpiCept accrued $2.3 million as settlement for one of Maxim’s pending lawsuits, based on a verbal offer made by EpiCept of cash and EpiCept stock.
EpiCept’s current commitments of debt consist of the following:
€1.5 Million Due 2007. In August 1997, EpiCept’s subsidiary, EpiCept GmbH entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, or “tbg.” This loan is referred to in this Quarterly Report as the “tbg I” loan. The tbg I loan bears interest at 6% per annum. Tbg is also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the debt agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. To date, EpiCept GmbH has had no annual surplus. EpiCept considers the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. EpiCept has assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement. At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the loan for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to tbg from the annual surplus of EpiCept GmbH. EpiCept is accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. The effective rate of interest of this loan is 9.7%.
€2.6 Million Due 2007. In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH, or “IKB,” which EpiCept guaranteed. The interest rate on the loan is 20% per year. The loan was amended in December 2002 to extend the maturity to December 31, 2006 and to incorporate a principal repayment schedule, which commenced April 30, 2004. Principal payments totaling $0.7 million were made during the period April 2004 through September 2004. Principal and interest payments were deferred until December 31, 2005 and thereafter, principal and interest payments recommenced in accordance with the original repayment schedule. As a result of the deferral, the maturity date has been extended until June 30, 2007. The loan agreement provides for contingent interest of 4% per annum of the principal balance, becoming due only upon EpiCept’s realization of a profit and payable up to two years thereafter, as defined in the agreement. EpiCept has not realized a profit through March 31, 2006. EpiCept values the contingent interest as a derivative using the fair value method in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS No. 149, Amendment of Statement 133 on “Derivative Instruments and Hedging Activities” (“FAS 133”). Changes in the fair value of the contingent interest are recorded as an adjustment to interest expense. The fair value of the contingent interest was approximately $0.9 million as of March 31, 2006 and December 31, 2005, respectively.
Senior Notes. On March 3, 2005, EpiCept completed a private placement of $4.0 million aggregate principal amount of 8% Senior Notes with a group of investors including several of its existing stockholders. The Senior Notes mature on October 30, 2006. On August 26, 2005, in connection with the merger, EpiCept amended the Senior Notes with four of the six investors (cumulatively the “Non Sanders Investors”). Upon the closing of the merger with Maxim, the Non Sanders Investors converted their Senior Notes and accrued interest into approximately 1.1 million shares of common stock at a conversion price of $2.84 and forfeited their stock purchase warrants. The amendment to the Senior Notes resulted in a contingent BCF. Since the mandatory conversion of the Senior Notes was contingent upon the closing of the merger with Maxim, which was outside the Company’s control, the BCF was measured as of the modification date at $2.4 million and was recognized as interest expense upon the closing of the merger on January 4, 2006. EpiCept also charged $0.3 million of unamortized debt discount and debt issuance costs to interest expense upon conversion of the Non Sanders Investors Senior Notes.
The terms of the original Senior Notes for the other two the investors (“Sanders Senior Notes”) remained unchanged. The Sanders Senior Notes included an embedded derivative under SFAS 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) related to the prepayment option. At the time of the financing, SFAS 133 required the Company to value the embedded derivative at fair market value, which approximated $0.1 million. At March 31, 2006 the embedded derivative had a nominal value. The value of the derivative is marked to market each reporting period as a derivative gain or loss until the Sanders Senior Notes are repaid.
Other Commitments. EpiCept’s long-term commitments under operating leases shown above consist of payments relating to its facility leases in Englewood Cliffs, New Jersey, which expires September 2006, and Munich, Germany, which expires in July 2009, but is cancelable at EpiCept’s option in July 2007. Long-term commitments under operating leases for facilities leased by Maxim and to be retained by EpiCept relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2008 and requires future payments totaling $1.9 million. A second site at 8899 University Center Lane in San Diego is leased through September 2010. EpiCept is negotiating with a third party to sublease this space through the balance of the lease term. A liability of approximately $1.1 million was recorded and allocated as part of the purchase price of Maxim.
EpiCept has a number of research, consulting and license agreements that require it to make payments to the other party to the agreement upon EpiCept attaining certain milestones as defined in the agreements. As of March 31, 2006, EpiCept may be required to make future milestone payments, totaling approximately $4.3 million under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Under EpiCept’s agreement with Epitome Pharmaceuticals, it is obligated to pay an annual maintenance fee that is equal to twice the fee paid in the previous year as long as no commercial product sales have occurred. EpiCept’s current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The financial currency of EpiCept’s German subsidiary is the euro. As a result, EpiCept is exposed to various foreign currency risks. First, its consolidated financial statements are in U.S. dollars, but a portion of its consolidated assets and liabilities is denominated in euros. Accordingly, changes in the exchange rate between the euro and the U.S. dollar will affect the translation of its German subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. EpiCept also bears the risk that interest on its euro-denominated debt, when translated from euros to U.S. dollars, will exceed its current estimates and that principal payments EpiCept makes on those loans may be greater than those amounts currently reflected on its consolidated balance sheet. Historically, fluctuations in exchange rates resulting in transaction gains or losses have had a material effect on EpiCept’s consolidated financial results. EpiCept has not engaged in any hedging activities to minimize this exposure, although it may do so in the future.
EpiCept’s exposure to interest rate risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of its investments are in short term debt securities and bank deposits. The primary objective of EpiCept’s investment activities is to preserve principal while at the same time maximizing the income it receive without significantly increasing risk. To minimize risk, EpiCept maintains its portfolio of cash and cash equivalents and marketable securities in a variety of interest-bearing instruments, primarily bank deposits and money market funds, which may also include U.S. government and agency securities, high-grade U.S. corporate bonds and commercial paper. Due to the nature of EpiCept’s short-term and restricted investments, it believes that it is not exposed to any material interest rate risk. EpiCept does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, EpiCept does not engage in trading activities involving non-exchange traded contracts. Therefore, EpiCept is not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in these relationships. EpiCept does not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with its related parties or EpiCept.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
EpiCept carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this quarterly report. Given EpiCept’s limited experience with the changes in its internal control over financial reporting made to date in connection with the material weaknesses described below, and the need for further improvements in its financial reporting close process and the technical accounting expertise of its finance staff, EpiCept’s Chief Executive Officer and Chief Financial Officer concluded that EpiCept’s disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2006 to ensure that the information required to be disclosed by EpiCept in the reports it files or submits under the Act is (i) accumulated and communicated to EpiCept’s management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As a result of the Company’s inability to complete its financial statements for the quarter ended March 31, 2006 and to file this report within the time period specified in the SEC rules, and the numerous journal entry adjustments and corrections primarily related to the accounting for the Maxim merger, EpiCept management determined that material financial weaknesses exist in its internal control over financial reporting. EpiCept’s independent registered public accounting firm identified certain matters involving the Company’s internal control over financial reporting that it considered to be material weaknesses under standards established by the PCAOB, including errors in non-cash disclosures on the statement of cash flows, cash flow items improperly classified, errors in recording the purchase price allocation relating to the Maxim merger, and other errors either of omission of required footnote information or requiring correcting journal entries. The Company’s independent public accounting firm informed management and the audit committee of its findings. In light of the additional complexity of the financial statements resulting from the merger with Maxim and the findings of its independent public accounting firm, management believes that improvements in its financial reporting close process and additional accounting expertise is necessary to accurately prepare and to facilitate the timely filing of its consolidated financial statements.
In connection with the audit of EpiCept’s 2004, 2003 and 2002 consolidated financial statements, and the restatement of those consolidated financial statements, EpiCept’s management determined that a material weakness existed in its internal controls. In addition, EpiCept’s independent registered public accounting firm communicated this control deficiency, constituting a material weakness related to EpiCept’s internal control over financial reporting, to management and the audit committee. Management concluded at that time that EpiCept did not have sufficient personnel with the requisite technical accounting expertise in the finance and accounting functions. This material weakness resulted in the restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements related to EpiCept’s accounting for revenue recognition, the recording of a contingent reverse stock split, and cash flow reporting of non-cash deferred initial public offering costs. See Note 11 to EpiCept’s consolidated financial statements contained in its Registration Statement on Form S-4 (File No. 333-129357).
Internal Control Remediation Activity
In light of the deficiencies noted with respect to the Company’s audit of its 2004, 2003, and 2002 financial statements, EpiCept took steps to remediate the material weakness in internal control over financial reporting discussed above including the following:
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
Additional steps intended to increase the Company’s technical accounting expertise and enable timely completion of its financial statements are being evaluated.

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
Fiscal Year 2006 Internal Control Attestation
In connection with the filing of EpiCept’s consolidated financial statements for the fiscal year ended December 31, 2006 on Form 10-K, EpiCept will be required for the first time to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of EpiCept’s internal control over financial reporting and an attestation to, and testing and assessment of, EpiCept’s internal control over financial reporting by EpiCept’s independent registered public accounting firm. While EpiCept is executing of a plan to ensure the effectiveness of EpiCept’s internal control over financial reporting, EpiCept’s failure to satisfy the requirements of Section 404(a) on a timely basis could result in a decline in the value of EpiCept’s common stock. Additionally, EpiCept cannot assure that additional material weaknesses or reportable conditions in EpiCept’s financial reporting internal controls will not be discovered in the future as a result of this process. Any failure to remediate any reported material weaknesses or implement required new or improved internal controls, or difficulties encountered in their implementation, could cause EpiCept to fail to meet EpiCept’s reporting obligations or result in material misstatements in EpiCept’s consolidated financial statements.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2006 covered by this report there were no changes in EpiCept’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, EpiCept’s internal controls over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
      On October 7, 2004 plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In October 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger of EpiCept and Maxim. The amended complaint was rejected by the court, pending the lifting of the stay. The complaint was tendered to Maxim’s insurance carrier, which denied coverage. Maxim disputes the position taken by the insurance carrier and fully intends to enforce its rights under the policy. On March 7, 2006, the Company entered into a settlement agreement with the plaintiff where EpiCept will pay $50,000 in EpiCept common stock to cover the plaintiff’s legal expenses. The settlement is subject to customary conditions such as the execution of settlement documents, the final court approval of the settlement and dismissal of the Putnam claims with prejudice.
Item 1A. Risk Factors.
      In addition to the Risk Factors below, readers are directed to Epicept’s Form 10-K for the year ended December 31, 2005 for a more extensive discussion of Risk Factors.
      We determined that material weaknesses related to our internal controls and procedures exists, which could adversely impact our ability to report our consolidated financial results accurately and on a timely basis.
      As a result of the Company’s inability to complete its financial statements for the quarter ended March 31, 2006 and to file this report within the time period specified in the SEC rules, and the numerous journal entry adjustments and corrections primarily related to the accounting for the Maxim merger, EpiCept management determined that material financial weaknesses exist in its internal control over financial reporting. EpiCept’s independent registered public accounting firm identified certain matters involving the Company’s internal control over financial reporting that it considered to be material weaknesses under standards established by the PCAOB, including errors in non-cash disclosures on the statement of cash flows, cash flow items improperly classified, errors in recording the purchase price allocation relating to the Maxim merger, and other errors either of omission of required footnote information or requiring correcting journal entries. The Company’s independent public accounting firm informed management and the audit committee of its findings. In light of the additional complexity of the financial statements resulting from the merger with Maxim and the findings of its independent public accounting firm, management believes that improvements in its financial reporting closing process and additional accounting expertise is necessary to accurately prepare and to facilitate the timely filing of its financial consolidated statements.
      Furthermore, as a result of numerous journal entry adjustments and corrections in connection with the audit of our 2004, 2003 and 2002 consolidated financial statements, and the past restatements of those consolidated financial statements, our independent registered public accounting firm communicated a reportable condition constituting a material weakness related to our internal control over financial reporting. The financial statement restatements related to our accounting for revenue recognition, the recording of a contingent reverse stock split, and cash flow reporting of noncash deferred initial public offering costs.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
      On February 7, 2006, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (collectively referred to herein as the “selling stockholders”). Pursuant to the Purchase Agreement, the selling stockholders purchased in the aggregate, severally and not jointly, approximately 4.1 million shares of the Company’s common stock (the “Shares”), at a price of $2.85 per share, and warrants to purchase approximately 1.0 million shares of the Company’s common stock (the “Warrants,” and, together with the Shares and the common stock issuable upon exercise of the Warrants, the “Securities”) with an exercise price of $4.00 per share. The warrants are exercisable for common stock of the Company until February 7, 2011, beginning six (6) months from the date they are issued. The private placement closed on February 9, 2006. The Company received gross proceeds from the private placement of approximately $11.6 million.
      Rodman & Renshaw LLC acted as the placement agent in the private placement. In consideration for their services, the Company issued to them warrants representing the right to purchase up to 0.2 million shares of the Company’s common stock at an exercise price of $4.00 per share. These warrants also expire on February 7, 2011.
Item 3. Defaults upon Senior Securities.
      None.
Item 4. Submissions of Matters to Vote of Security Holders.
      None.
Item 5. Other Information
     On May 17, 2006, the Company received a NASDAQ Staff Determination letter notifying the Company that it is not in compliance with the NASDAQ requirement for continued listing set forth in Marketplace Rule 4310(c)(14) due to the Company’s failure to timely file its Form 10-Q for the quarter ended March 31, 2006. As a result, the Company’s securities would have been delisted from The NASDAQ Stock Market at the opening of business on May 26, 2006 if the Company had failed to file its Form 10-Q or file a request for a hearing prior to May 24, 2006. The Company filed this Form 10-Q on May 22, 2006.
     As previously reported, on May 10, 2006, the Company filed a Notification of late Filing on Form 12b-25, stating that its Form 10-Q for the fiscal quarter ended March 31, 2006 could not be filed on time without unreasonable effort or expense because the Company was unable to collect the required data relating to its January 4, 2006 merger with Maxim Pharmaceuticals Inc. (“Maxim”) prior to the applicable filing deadline. The Company notes that the reference in the press release to “May 25, 2006” should have been to “May 15, 2006.” The Company was unable to file its Form 10-Q on or before May 15, 2006, the 5-day extension period specified in Rule 12b-25(b)(2)(ii) of the Securities Exchange Act of 1934.
Item 6. Exhibits

Number	Exhibit
10.1	Severance and Release Agreement, dated as of January 16, 2006, between Epicept Corporation and Earle Lockhart (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed with the SEC on January 20, 2006).

10.2	Securities Purchase Agreement, dated as of February 7, 2006, among Epicept Corporation and the several Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed with the SEC on February 8, 2006).

10.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed with the SEC on February 8, 2006).

10.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed with the SEC on February 8, 2006).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.37

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
May 23, 2006	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer