Form 10-Q
period 2006-06-30
EPICEPT CORP
filed 2006-08-09
CIK 1208261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2006 the Registrant had outstanding 24,525,026 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submissions of Matters to Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURE PAGE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-10.1: EMPLOYMENT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,328,566	$402,994
Marketable securities	988,300	—
Prepaid expenses and other current assets	1,060,595	64,114

Total current assets	9,377,461	467,108
Restricted cash	263,681	—
Property and equipment, net	1,004,476	58,227
Deferred financing and acquisition costs	4,908	2,204,975
Identifiable intangible assets, net	500,500	—
Other assets	360,350	16,460

Total assets	$11,511,376	$2,746,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,989,420	$3,191,782
Accrued research contract costs	598,079	13,889
Accrued interest	134,399	1,438,832
Other accrued liabilities	1,601,307	1,211,174
Merger restructuring and litigation accrued liabilities, current portion	3,509,731	—
Warrant liability	—	35,062
Notes and loans payable, current portion	2,172,107	11,547,200
Deferred revenue, current portion	2,017,947	2,763,709

Total current liabilities	12,022,990	20,201,648

Notes and loans payable	1,949,709	4,705,219
Deferred revenue	5,668,414	5,416,124
Merger restructuring and litigation accrued liabilities	688,642	—
Accrued interest	518,731	483,943
Contingent interest	994,105	870,136
Deferred rent and other noncurrent liabilities	450,390	—

Total long term liabilities	10,269,991	11,475,422

Total liabilities	22,292,981	31,677,070

Commitments and contigencies
Series B Redeemable Convertible Preferred Stock, $.0001 par value; authorized 3,440,069 shares; issued and outstanding 0 and 3,106,736 shares at June 30, 2006 and December 31, 2005, respectively (liquidation preference of $9,320,208 plus accreted dividends of $1,932,287 at December 31, 2005)	—	7,074,259

Series C Redeemable Convertible Preferred Stock, $.0001 par value; authorized 12,769,573 shares; issued and outstanding 0 and 8,839,573 shares at June 30, 2006 and December 31, 2005, respectively (liquidation preference of $26,518,719 plus accreted dividends of $4,650,947 at December 31, 2005)	—	19,533,917

Warrants	—	4,583,974

Stockholders’ Deficit:
Series A Convertible Preferred Stock, $.0001 par value; authorized 3,422,620 shares; issued and outstanding 0 and 3,368,385 shares at June 30, 2006 and December 31, 2005, respectively (liquidation preference of $6,804,138 at December 31, 2005)	—	8,225,806
Common stock, $.0001 par value; authorized 50,000,000 shares; issued 24,537,526 and 1,711,745 at June 30, 2006 and December 31, 2005, respectively	2,456	171
Additional paid-in capital	120,529,832	150,514
Warrants	1,400,287	—
Accumulated deficit	(131,650,277)	(67,739,511)
Accumulated other comprehensive loss	(988,903)	(684,430)
Treasury stock, at cost (12,500 shares)	(75,000)	(75,000)

Total stockholders’ deficit	(10,781,605)	(60,122,450)

Total liabilities and stockholders’ deficit	$11,511,376	$2,746,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$217,772	$263,825	$513,190	$549,101

Operating expenses:
General and administrative	3,588,334	2,755,831	9,279,365	3,754,354
Research and development	4,221,079	454,459	7,902,646	941,530
Acquired in-process research and development	(266,718)	—	33,448,212	—

Total operating expenses	7,542,695	3,210,290	50,630,223	4,695,884

Loss from operations	(7,324,923)	(2,946,465)	(50,117,033)	(4,146,783)

Other income (expense):
Interest income	103,401	11,915	203,561	16,004
Miscellaneous income	50,000	—	50,000	—
Foreign exchange gain	84,605	174,371	94,484	322,201
Interest expense	(234,186)	(481,769)	(5,171,309)	(873,155)
Change in value of warrants and derivatives	—	130,915	(7,187)	(15,449)

Other income (expense), net	3,820	(164,568)	(4,830,451)	(550,399)

Net loss	(7,321,103)	(3,111,033)	(54,947,484)	(4,697,182)
Deemed dividends and redeemable convertible preferred stock dividends	—	(313,590)	(8,963,282)	(627,180)

Loss attributable to common stockholders	$(7,321,103)	$(3,424,623)	$(63,910,766)	$(5,324,362)

Basic and diluted loss per common share	$(0.30)	$(2.00)	$(2.76)	$(3.12)

Weighted average common shares outstanding	24,525,026	1,711,570	23,180,927	1,708,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Epicept Corporation and Subsidiaries
Condensed Consolidated Statement of Preferred Stock and Stockholders’ Deficit
For the Six Months Ended June 30, 2006
(Unaudited)

	Series B		Series C
	Redeemable		Redeemable			Series A							Accumulated
	Convertible		Convertible			Convertible				Additional			Other		Total
	Preferred Stock		Preferred Stock			Preferred Stock		Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Warrants	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss
Balance at December 31, 2005	3,106,736	$7,074,259	8,839,573	$19,533,917	$4,583,974	3,368,385	$8,225,806	1,711,745	$171	$150,514	$—	$(67,739,511)	$(684,430)	$(75,000)	$(60,122,450)
Exercise of stock options								101,250	10	184,490					184,500
Exercise of Series B Convertible Preferred stock warrants					(300,484)			58,229	6	300,478					300,484
Exercise of Series C Convertible Preferred stock warrants					(649,473)			131,018	13	649,460					649,473
Exercise of March 2005 Senior Note warrants								22,096	2	42,246					42,248
Accretion of preferred stock dividends		3,508		9,980								(13,488)			(13,488)
Conversion of Series A, B, C Convertible Preferred Stock	(3,106,736)	(7,077,767)	(8,839,573)	(19,543,897)		(3,368,385)	(8,225,806)	6,063,317	607	34,846,863					26,621,664
Beneficial conversion feature related to Series A, B, C Preferred Stock										8,568,783		(8,568,783)			—
Beneficial conversion feature related to Series B & C Preferred Stock warrants										381,011		(381,011)			—
Beneficial conversion feature related to March 2005 Senior Notes										2,361,900					2,361,900
Beneficial conversion feature related to November 2005 Notes										2,000,000					2,000,000
Issuance of common stock and warrants, net of fees of $0.8 million								4,080,837	408	9,388,226	1,400,287				10,788,921
Issuance of common stock in connection with conversion of tbg II loan								282,885	28	2,438,570					2,438,598
Issuance of common stock in connection with conversion of 2002 bridge loan and accrued interest and exercise of warrants					(3,634,017)			4,454,583	445	9,617,286					9,617,731
Issuance of common stock in connection with conversion of March 2005 Senior Notes and accrued interest								1,126,758	113	3,199,887					3,200,000
Issuance of common stock in connection with conversion of November 2005 Notes and accrued interest								711,691	71	2,021,138					2,021,209
Issuance of common stock, options and warrants related to the merger with Maxim								5,793,117	582	41,387,230					41,387,812
Stock-based compensation expense										2,965,523					2,965,523
Stock-based compensation expense issued to third party										26,227					26,227
Foreign currency translation adjustment and unrealized gains on marketable securities.													(304,473)		(304,473)	(304,473)
Net loss												(54,947,484)			(54,947,484)	(54,947,484)

Balance at June 30, 2006	—	$—	—	$—	$—	—	$—	24,537,526	$2,456	$120,529,832	$1,400,287	$(131,650,277)	$(988,903)	$(75,000)	$(10,781,605)	$(55,251,957)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(54,947,484)	$(4,697,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	811,371	30,028
Loss on disposal of assets	162,675	—
Foreign exchange gain	(94,484)	(322,201)
Acquired in-process research and development	33,448,212	—
Stock-based compensation expense	2,991,750	28,399
Amortization of deferred financing costs	72,114	19,150
Write off of deferred initial public offering costs	—	1,740,918
Beneficial conversion feature expense	4,361,900	—
Discount on loans	390,144	170,305
Change in value of warrants and derivatives	7,187	15,449
Changes in operating assets and liabilities, net of merger assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	393,191	(23,256)
Increase in other assets	(152,689)	(45,128)
Increase (decrease) in accounts payable	153,005	(71,118)
Increase (decrease) in accrued research contract costs	584,190	(149,683)
Increase in accrued interest — current	50,512	292,957
(Decrease) increase in other accrued liabilities	(941,376)	147,885
Severance costs	(484,919)	—
Recognition of deferred revenue	(493,471)	(549,101)
Increase in accrued interest	34,788	36,481
Decrease in warrant liability	(35,062)	—
Increase in contingent interest	123,969	58,282
Increase (decrease) in other liabilities	1,968	(9,023)

Net cash used in operating activities	(13,562,509)	(3,326,838)

Cash flows from investing activities:
Cash acquired in merger	3,536,620	—
Maturities of marketable securities	10,377,832	—
Purchases of fixed assets	(2,922)	(2,985)
Payment of acquisition related costs	(3,555,035)	—
Proceeds from sale of fixed assets	96,585	—

Net cash provided by (used) in investing activities	10,453,080	(2,985)

Cash flows from financing activities:
Proceeds from issuance of stock options	184,500	17,550
Proceeds from issuance of common stock and warrants, net	10,866,571	—
Proceeds from bridge loans and warrants	—	4,000,010
Repayment of loan	(496,100)	—
Deferred financing costs	(40,432)	(56,454)
Payments on capital lease obligations	(136,757)	—
Payment of failed initial public offering costs	(363,096)	(615,265)

Net cash provided by financing activities	10,014,686	3,345,841

Net increase in cash and cash equivalents	6,905,257	16,018
Effect of exchange rate changes on cash and cash equivalents	20,315	40,672
Cash and cash equivalents at beginning of year	402,994	1,253,507

Cash and cash equivalents at end of period	$7,328,566	$1,310,197

	Six Months Ended June 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$361,639	$217,502
Cash paid for income taxes	$2,980	$425
Supplemental disclosure of non-cash investing and financing activities:
Redeemable convertible preferred stock dividends	$13,488	$627,180
Beneficial conversion features in connection with conversion of preferred stock and warrant exercise	$8,949,794	$—
Beneficial conversion features in connection with conversion of convertible notes	$4,361,900	$—
Conversion of convertible preferred stock into common stock	$34,847,470	$—
Conversion of convertible loans and accrued interest and exercise of bridge warrants into common stock	$17,319,786	$—
Exercise of preferred stock warrants into common stock	$949,957	$—
Unpaid costs associated with issuance of common stock	$77,650	$—
Unpaid financing, initial public offering costs and acquisition costs	$86,675	$571,594
Merger with Maxim:
Assets acquired	$19,494,000	$—
Liabilities assumed	$3,133,000	$—
In-process technology	$33,448,000	$—
Merger liabilities	$4,684,000	$—
Common stock, options and warrants related to the merger with Maxim	$41,387,812	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company that focuses on the development of pharmaceutical products for the treatment of pain and cancer. Following the completion of the merger with Maxim Pharmaceuticals Inc. (“Maxim”) on January 4, 2006, the Company has a portfolio of nine product candidates in various stages of development: an oncology product candidate being prepared for European registration, three pain product candidates in late-stage development that are ready to enter, or have entered, Phase IIb or Phase III clinical trials, three pain product candidates that have completed initial Phase II clinical trials and two oncology compounds, one of which has entered a Phase I clinical trial and the second of which is expected to enter clinical development in the next several months. EpiCept’s portfolio of pain management and oncology product candidates allows it to be less reliant on the success of any one product candidate.
The Company’s oncology product candidate being prepared for European registration is Ceplene, which is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML. The Company’s late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. The Company’s portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. These product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration (“FDA”) approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain. None of the Company’s product candidates has been approved by the FDA or any comparable agency in another country.
The Company has yet to generate product revenues from any of its product candidates in development. During 2003, the Company entered into two strategic alliances, the first in July 2003 with Adolor Corporation (“Adolor’’) for the development and commercialization of certain products, including LidoPAIN SP in North America, and the second in December 2003 with Endo Pharmaceuticals, Inc. (“Endo’’) for the worldwide commercialization of LidoPAIN BP. The Company has received a total of $10.5 million in upfront nonrefundable license and milestone fees in connection with these agreements. In connection with the merger with Maxim on January 4, 2006, the Company acquired a license agreement with Myriad Genetics, Inc. (“Myriad”) under which the Company licensed its MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. The agreement requires that Myriad make licensing, research and milestone payments to the Company assuming the successful commercialization of a compound for the treatment of cancer, as well as pay a royalty on product sales. The Company is eligible to receive an additional $126.0 million in milestone payments under the above mentioned relationships and, upon receipt of appropriate regulatory approvals, the Company will be entitled to royalties based on net sales of products. There is no assurance that any of these additional milestones will be earned or any royalties paid. The Company’s ability to generate additional revenue in the future will depend on its ability to meet development or regulatory milestones under its existing license agreements that trigger additional payments, to enter into new license agreements for other products or territories, and to receive regulatory approvals for, and successfully commercialize, its product candidates either directly or through commercial partners.
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
2. Basis of Presentation
The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, the Company has incurred an accumulated deficit of $131.7 million as of June 30, 2006 and expects to incur operating losses, potentially greater than losses in prior years, for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company has financed its operations through the proceeds from the sales of common and preferred equity securities, debt, proceeds from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of its New Jersey net operating loss carryforwards. In February 2006, the Company sold approximately 4.1 million shares of common stock at $2.85 per share and issued warrants to purchase common stock at $4.00 per share for gross proceeds of $11.6 million.
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
The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, the condensed consolidated statement of preferred stock and stockholders’ deficit for the six months ended June 30, 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of June 30, 2006 and the results of operations and cash flows for the periods ended June 30, 2006 and 2005 have been made. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC.
3. Summary of Significant Accounting Policies
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its 100%-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, the allocation of the preliminary purchase price of Maxim on January 4, 2006, and the costs of the exit plan related to the merger with Maxim. Actual results could differ from those estimates (see Notes 7 and 11).
Revenue Recognition
The Company recognizes revenue relating to its collaboration agreements in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF’’) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
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

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) FAS 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123 focused primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company adopted FAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS 123R. Accordingly, prior period amounts have not been restated. As of the adoption of FAS 123R, there was no effect on the condensed consolidated financial statements because there was no compensation expense to be recognized. The Company had no unvested granted awards on January 1, 2006. The Company is now required to record compensation expense at fair value for all awards granted after the date of adoption and for the unvested portion of previously granted awards at their respective vesting dates.
Upon the completion of the merger with Maxim on January 4, 2006, Maxim option holders with a Maxim exercise price of $20.00 per share or less received a total of 0.4 million options to purchase shares of EpiCept common stock in exchange for the options to purchase Maxim common stock they held at the Maxim exercise price divided by the exchange ratio of 0.203969. During 2006, the Company issued approximately 2.4 million stock options with varying vesting provisions to its employees and board of directors. Based on the Black-Scholes valuation method (volatility – 69% — 83%, risk free rate – 4.28% — 4.99%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), the Company estimated $8.0 million of share-based compensation will be recognized as compensation expense over the vesting periods, which will be amortized over the weighted average remaining requisite service period of 2.59 years. During the three and six months ended June 30, 2006, EpiCept recognized total share-based compensation of approximately $0.6 and $3.0 million, respectively, related to the options granted during 2006 ($1.7 million related to those which vested upon grant during the quarter ended March 31, 2006) and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options. The weighted average volatility for 2006 was 82%. During 2006, the Company did not grant stock options that contained either a market or a performance condition.
Had compensation cost for the Company’s stock based compensation plan been determined using the fair value of the options at the grant date prior to January 1, 2006, the Company’s net loss for the comparable three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss	$(3,111,033)	$(4,697,182)
Add back: Total stock-based employee compensation expense under the APB 25 intrinsic value method	5,000	22,222
Deduct: Total stock-based employee compensation expense determined under fair value based method	(6,561)	(26,244)

Net loss — pro forma	(3,112,594)	(4,701,204)
Deemed dividend and redeemable convertible preferred stock dividends	(313,590)	(627,180)

Pro forma loss attributable to common stockholders	$(3,426,184)	$(5,328,384)

Basic and diluted loss per common share:
As reported	$(2.00)	$(3.12)
Pro forma	$(2.00)	$(3.12)
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. No options were granted in 2005.

The following table presents the total stock-based compensation expense resulting from stock options included in the condensed consolidated statement of operations:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
General and administrative costs	$493,617	$2,698,631
Research and development costs	78,180	266,892

Stock-based compensation costs before income taxes	571,797	2,965,523
Benefit for income taxes (1)	—	—

Net compensation expense	$571,797	$2,965,523

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Options issued to non-employees are valued using the fair value method (Black-Scholes option pricing model) under FAS 123 and EITF Issue 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The value of such options is periodically remeasured and income or expense is recognized during the vesting terms. During 2006, the Company issued options to purchase 20,000 shares of the Company’s common stock with an exercise price of $2.65 to a former director. In accordance with EITF 96-18, the Company initially valued the options using the Black-Scholes valuation method (volatility – 69%, risk free rate – 5.05% — 5.21%, dividends – zero, weighted average life – 5 years) and will recognize the share based compensation expense over the vesting period. Compensation expense will be adjusted at each reporting date based on the then fair value of the grant until fully vested. During the three months ended June 30, 2006, the Company recognized approximately $26,000 as third party compensation expense.
Summarized information for stock option grants for the six months ended June 30, 2006 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Balance at January 1, 2006	439,501	$1.34
Granted	2,398,597	5.58
Issued in connection with acquisition of Maxim	374,308	24.25
Exercised	(101,250)	1.82
Forfeited	(53,958)	5.84
Expired	(37,432)	17.24

Balance at June 30, 2006	3,019,766	7.31	8.70	$365,702

Options exercisable at June 30, 2006	1,327,217	9.35	7.62	$365,702

The Company received $0.2 million from the exercise of 101,250 stock options during the six months ended June 30, 2006. The Company received $17,550 from the exercise of 12,125 stock options during the six months ended June 30, 2005. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $0.2 million. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2006 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 was $3.81.
On January 4, 2006 the Company granted approximately 2.2 million stock options to its employees and board of directors. The Black-Scholes valuation method assumptions used were: volatility – 83%, risk free rate – 4.28%, dividends – zero, weighted average life – 5 years; forfeiture – 10%. During the three months ended June 30, 2006, the Company granted approximately 0.2 million stock options to its employees and board of directors. The Black-Scholes valuation method assumptions used were: volatility 69%, – risk free rate — 4.86% — 5.05%, dividends – zero, weighted average life – 5 years; forfeiture – 10%. As of June 30, 2006, the total remaining unrecognized compensation cost related to the stock option plans amounted to $5.0 million, which will be amortized over the weighted-average remaining requisite service period of 2.59 years.
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
Pre-vesting forfeitures. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
Under the terms of the 2005 Equity Incentive Plan (the “2005 Plan”), 4 million of the Company’s 50 million authorized shares of the Company’s common stock may be granted as stock options to employees and directors of the Company. The 2005 Plan became effective at the effective time of the merger with Maxim on January 4, 2006. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. As of June 30, 2006, 1.7 million options remain available for future year grants under the 2005 Plan. All stock options granted in 2006 were from the 2005 Plan. Under the terms of the 1995 Stock Option Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of June 30, 2006.
Under the terms of the 2005 Employee Stock Purchase Plan, 0.5 million shares of the Company’s common stock have been reserved for sale. The Employee Stock Purchase Plan became effective at the effective time of the merger with Maxim on January 4, 2006. As of June 30, 2006, no shares have been issued.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Marketable Securities
The Company has determined that all its marketable securities should be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in Stockholders’ Deficit under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At June 30, 2006 and December 31, 2005, marketable securities included $1.0 million and $0 of investments, respectively, primarily comprised of corporate debt securities.
The following is a summary of the Company’s marketable securities at June 30, 2006. Determination of estimated fair value is based upon quoted market prices.

June 30, 2006
	Gross	Gross
	amortized	unrealized	Fair
	cost	losses	Value
Corporate debt securities	$1,002,533	$(14,233)	$988,300
The above available-for-sale marketable securities by contractual maturities are all due within one year.

Investments in a net unrealized loss position at June 30, 2006 are as follows:

		Less than 12 Months of		Greater than 12 Months		Total temporary
		temporary impairment		of temporary impairment		impairment
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Investments	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	1	$988,300	$(14,233)	$0	$0	$988,300	$(14,233)
Restricted Cash
The Company has lease agreements for the premises it occupies. A letter of credit in lieu of a lease deposit for leased facilities totaling $0.3 million is secured by restricted cash in the same amount at June 30, 2006. In July 2006, $49,000 in restricted cash was returned to the Company for the lease that was terminated in San Diego (See Note 14).
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
4. Supplemental Financial Information
Loss per Share
Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding excludes shares underlying the Company’s Series A convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (collectively the “Preferred Stock’’), stock options and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares as of June 30, 2006 and 2005 are summarized as follows:

	June 30,	June 30,
	2006	2005
Common stock options	3,019,766	453,916
Warrants	1,278,705	6,374,999
Series A convertible preferred stock	—	1,148,571
Series B redeemable preferred stock	—	896,173
Series C redeemable preferred stock	—	2,549,876

Total shares excluded from calculation	4,298,471	11,423,535

Upon the closing of the merger with Maxim on January 4, 2006, all of EpiCept’s then outstanding warrants, Preferred Stock and convertible debt was converted into or exercised for common stock or cancelled. The Company issued options to purchase approximately 0.4 million shares at an exercise price of $3.24 – $77.22 per share of EpiCept common stock in exchange for Maxim’s outstanding options upon the closing of the merger. In addition, the Company issued warrants to purchase approximately 0.3 million shares at an exercise price range of $13.48 – $37.75 per share of EpiCept common stock in exchange for Maxim’s warrants.

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2006	2005
Prepaid expenses	$378,212	$10,087
Prepaid insurance	421,911	26,305
Prepaid taxes	28,234	27,722
VAT refund	62,519	—
Miscellaneous receivable	145,719	—
Accrued interest on marketable securities	24,000	—

Total	$1,060,595	$64,114

Certain prepaid expenses and other current assets were assumed as a result of the merger with Maxim on January 4, 2006 (see Note 11).
Deferred Financing and Acquisition Costs:
The Company incurred deferred acquisition costs related to the merger with Maxim in the amount of $3.7 million, of which $0.1 million was unpaid at June 30, 2006. Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. Deferred financing costs are capitalized and amortized on a straight-line basis (which approximates the effective interest method) over the life of the applicable financing.
Deferred financing and acquisition costs are summarized below:

	June 30,	December 31,
	2006	2005
Deferred acquisition costs	$—	$2,127,952
Deferred financing costs	4,908	77,023

Total	$4,908	$2,204,975

Property and Equipment:
Property and equipment consist of the following:

	June 30,	December 31,
	2006	2005
Furniture, office and laboratory equipment	$1,792,660	$499,897
Leasehold improvements	473,066	125,645

	2,265,726	625,542
Less accumulated depreciation	(1,261,250)	(567,315)

	$1,004,476	$58,227

Depreciation expense was approximately $0.8 million and $30,000 for the six months ended June 30, 2006 and 2005, respectively. The net leasehold improvements acquired in the merger with Maxim totaled approximately $0.4 million, of which $0.2 million relates to a lease the Company terminated on July 1, 2006. In accordance with EITF 05-6 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” the Company amortized the leasehold improvements over six months with respect to the terminated leased premise. The remaining net property and equipment acquired in the merger with Maxim totaled approximately $1.6 million (see Note 11). The Company is depreciating the remaining Maxim property and equipment over two years.
The Company sold excess equipment during the six months ended June 30, 2006, resulting in a loss of $0.2 million, which was charged to general and administrative expense.

Other Comprehensive Loss
Total other comprehensive loss for the six months ended June 30, 2006 was $0.3 million, consisting of a foreign currency translation loss of approximately $0.4 million and net unrealized gain on available–for-sale securities of $67,000. For the six months ended June 30, 2005, the Company’s only element of comprehensive loss other than net loss was foreign currency translation gain of $0.6 million.
5. License Agreements
Adolor Corporation
In July 2003, the Company entered into a license agreement with Adolor under which it granted Adolor the exclusive right to commercialize a sterile topical patch containing an analgesic alone or, in combination, including without limitation, LidoPAIN SP throughout North America. Since the execution of the Adolor agreement, the Company has received non-refundable payments of $3.0 million, which have been deferred and are being recognized as revenue ratably over the estimated product development period. For each of the three months ended June 30, 2006 and 2005, the Company recorded revenue from Adolor of approximately $0.2 million. For the six months ended June 30, 2006 and 2005, the Company recorded revenue from Adolor of approximately $0.3 million and $0.4 million, respectively. Since inception to date, the Company recorded revenue of $1.8 million. Under the Adolor agreement, Adolor is obligated to pay the Company additional non-refundable amounts of up to $14.5 million upon the achievement of various milestones relating to product development and regulatory approval, and is also obligated to pay royalties to the Company based on the net sales of licensed products in North America on a country-by-country basis until the last patent covering the licensed product expires or the tenth anniversary of the first commercial sale of licensed product, whichever is later. Adolor is also obligated to pay the Company a one-time bonus payment of up to $5.0 million upon the achievement of specified net sales milestones of licensed product. The total amount of future milestone payments the Company is eligible to receive from Adolor is $19.5 million. There is no certainty that any of these future milestones will be achieved or any royalty earned.
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
Endo Pharmaceuticals Inc.
In December 2003, the Company entered into a license agreement with Endo under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. For each of the three months ended June 30, 2006 and 2005, the Company recorded revenue from Endo of approximately $0.1 million. For each of the six months ended June 30, 2006 and 2005, the Company recorded revenue from Endo of approximately $0.2 million. Since inception to date, the Company recorded revenue of $1.0 million. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
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
Myriad Genetics, Inc.
In November 2003, Maxim entered into an agreement with Myriad under which it licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to perform Myriad’s obligations during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to Maxim totaling up to $27 million, of which $3 million was paid and recognized as revenue prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. Following the merger with Maxim, the Company assumed Maxim’s rights and obligations under this license agreement.
6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	June 30,	December 31,
	2006	2005
Accrued professional fees	$749,023	$811,647
Other	852,284	399,527

Total other accrued liabilities	$1,601,307	$1,211,174

Certain other accrued liabilities were assumed as a result of the merger with Maxim on January 4, 2006 (see Notes 7 and 11).
7. Merger Restructuring and Litigation Accrued Liabilities
Merger restructuring and litigation accrued liabilities consist of the following:

	January 4,		Change in	June 30,
	2006	Payments	Estimates	2006
Severance	$1,159,919	$(484,919)	$—	$675,000
Lease	1,099,636	—	(342,963)	756,673
Litigation	2,350,000	—	416,700	2,766,700

Total merger restructuring and litigation accrued liabilities	$4,609,555	$(484,919)	$73,737	4,198,373

Less: amounts due within one year				3,509,731

Merger restructuring and litigation accrued liabilities — long term				$688,642

In connection with the merger with Maxim on January 4, 2006, the Company originally recorded estimated merger-related liabilities for severance, lease termination, and legal settlements of $1.2 million, $1.1 million and $2.3 million, respectively. During the second quarter of 2006, the gross amounts of merger-related liabilities for lease termination and legal settlements were revised to $0.8 million and $2.8 million, respectively. In July 2006, the Company issued a six year non-interest bearing note in the amount of $0.8 million for the lease termination. Total future payments including broker fees amount to $1.0 million. The fair value of the note (assuming an imputed 11.6% interest rate) and broker fees was estimated at $0.8 million as of June 30, 2006. In addition, the Company increased its legal accrual by approximately $0.4 million during the second quarter of 2006 to $2.8 million as of June 30, 2006 for the settlement of Maxim’s lawsuits based on the signing of a definitive agreement settling one suit and a verbal offer made by EpiCept of cash and EpiCept stock to settle another outstanding suit (See Note 12).

8. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	June 30,	December 31,
	2006	2005
Ten-year, non-amortizing loan due December 31, 2007(A)	$1,949,709	$1,813,808
Ten-year, non-amortizing convertible loan due December 31, 2007(B)	—	2,418,411
Term loan due June 30, 2007(C)	1,215,756	1,604,014
Convertible bridge loans due October 30, 2006(D)	—	4,850,000
March 2005 senior notes due October 30, 2006(E)	1,000,000	4,000,000
November 2005 senior notes due October 30, 2006(F)	—	2,000,000

Total notes and loans payable, before debt discount	4,165,465	16,686,233
Less: Debt discount	43,649	433,814

Total notes and loans payable	4,121,816	16,252,419
Less: Notes and loans payable, current portion	2,172,107	11,547,200

Notes and loans payable, long-term	$1,949,709	$4,705,219

(A)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan bears interest at 6% per annum. tbg also receives additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. To date, EpiCept GmbH has had no annual surplus. The Company considers the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company has assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement.

At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the note for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to the lender from the annual surplus of EpiCept GmbH. The Company is accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. Accrued interest attributable to these additional amounts totaled $0.5 million each at June 30, 2006 and December 31, 2005, respectively. The effective rate of interest of this loan is 9.7%.

(B)	In February 1998, EpiCept GmbH entered into a ten-year non-amortizing convertible term loan in the amount of €2.0 million with tbg. The loan was non-interest bearing; however, the loan agreement provided for potential future annual payments from surplus of EpiCept GmbH up to 6% of the outstanding loan principal balance, not to exceed 9% of all payments made from surplus of EpiCept GmbH and limited to 7% of the total financing from tbg. Upon the closing of the merger with Maxim, on January 4, 2006 this loan was converted into 282,885 shares of the Company’s common stock at $8.08 per share.

(C)	In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH (“IKB”), guaranteed by the Company. The interest rate on the loan is currently 20% per year. Quarterly principal payments are €0.2 million (approximately $0.3 million as of June 30, 2006) except for the payment due December 31, 2006, which will be approximately €0.4 million (approximately $0.4 million as of June 30, 2006). The repayment schedule in effect December 31, 2004 was amended in February 2005 in which payments due December 31, 2004 and March 31, 2005 were deferred until March 31, 2007 and June 30, 2007. As a result of the deferral, the maturity date has been extended until June 30, 2007.

The loan agreement provides for contingent interest of 4% per annum of the principal balance, becoming due only upon the Company’s realization of a profit, as defined in the agreement. The Company has not realized a profit through June 30, 2006. The Company values the contingent interest as a derivative using the fair value method in accordance with SFAS 133. Changes in the fair value of the contingent interest are recorded as an adjustment to interest expense. The fair value of the contingent interest was approximately $1.0 million as of June 30, 2006 and $0.9 million as of December 31, 2005.

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

(E)	On March 3, 2005, the Company completed a private placement of $4.0 million aggregate principal amount of 8% Senior Notes (the “Senior Notes”) with a group of investors including several of its existing stockholders. The Senior Notes mature on October 30, 2006. On August 26, 2005, in connection with the merger with Maxim, the Company amended the Senior Notes with four of the six investors (cumulatively, the “Non Sanders Investors”). Upon the closing of the merger with Maxim, the Non Sanders Investors converted their Senior Notes totaling $3.0 million and accrued interest into approximately 1.1 million shares of common stock at a conversion price of $2.84 and forfeited their stock purchase warrants. The amendment to the Senior Notes resulted in a contingent BCF. Since the mandatory conversion of the Senior Notes was contingent upon the closing of the merger with Maxim, which was outside of the Company’s control, the BCF was measured as of the modification date at $2.4 million and was recognized as interest expense upon the closing of the merger on January 4, 2006. The Company also charged $0.3 million of unamortized debt discount and debt issuance costs to interest expense upon conversion of the Non Sanders Investors Senior Notes.

The terms of the original Senior Notes for the other two investors (the “Sanders Senior Notes”) were unchanged as a result of the merger. The Sanders Senior Notes included an embedded derivative under FAS 133 “Accounting for Derivatives and Hedging Activities” (“FAS 133”) related to the prepayment option. At the time of the issuance of the Sanders Senior Notes, FAS 133 required the Company to value the embedded derivative at fair market value, which approximated $0.1 million. At June 30, 2006, the embedded derivative had a nominal value. The value of the derivative is marked to market each reporting period as a derivative gain or loss until the Sanders Senior Notes are repaid.

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

The outstanding amount of Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock includes accreted dividends through January 4, 2006. Upon the closing of the merger with Maxim, the Company recorded a BCF relating to the anti-dilution rights of each of the series of Preferred Stock of approximately $2.1 million, $1.7 million, and $4.8 million, respectively, related to the conversion of the Preferred Stock. In accordance with EITF 98-5, and EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the six months ended June 30, 2006.
Warrants:

	Carrying	Common
	Value	Shares Issued
Series B Preferred Warrants	$300,484	58,229
Series C Preferred Warrants	649,473	131,018
2002 Bridge Warrants	3,634,017	3,861,462
March 2005 Senior Note Warrants	42,248	22,096

Total	$4,626,222	4,072,805

Upon the closing of the merger with Maxim, the Company recorded a BCF relating to the anti-dilution rights of each of the Series B convertible preferred stock warrants and the Series C redeemable convertible preferred stock warrants (collectively “Preferred Warrants”) of approximately $0.1 million and $0.3 million, respectively related to the conversion of the Preferred Warrants into common shares. In accordance with EITF 98-5 and EITF 00-27, the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Warrants would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the six months ended June 30, 2006.
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
During the six months ended June 30, 2006, 101,250 shares of common stock were issued from the exercise of stock options resulting in proceeds of $0.2 million. During the six months ended June 30, 2005, 12,125 shares of common stock were issued upon the exercise of stock options resulting in proceeds of approximately $18,000.
11. Merger
On January 4, 2006, a wholly-owned subsidiary of EpiCept completed its merger with Maxim pursuant to the terms of the Merger Agreement. EpiCept accounted for the merger as an asset acquisition as Maxim is a development stage company. The Company issued a total of 5.8 million shares of EpiCept’s common stock, options and warrants valued at $41.4 million in exchange for all the outstanding shares and certain warrants and options of Maxim. The purchase price was based on the implied value of EpiCept stock price of $7.33 per share. The fair value of the EpiCept shares used in determining the purchase price was based on the average closing price of Maxim common stock on the two full trading days immediately preceding the public announcement of the merger, the trading day the merger was announced and the two full trading days immediately following such public announcement divided by the exchange ratio. The merger provided EpiCept’s stockholders with shares in a publicly traded company, which provides liquidity to existing EpiCept stockholders.
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
The transaction purchase price totaled approximately $45.1 million, including merger costs of $3.7 million and has been allocated based on a preliminary valuation of Maxim’s tangible and intangible assets and liabilities (table in thousands), as follows:

Cash, cash equivalents and marketable securities	$15,135
Prepaid expenses	1,323
Property and equipment	2,034
Other assets	456
In-process technology	33,448
Intangible assets (assembled workforce)	546
Total current liabilities	(7,817)

Total	$45,125

The assets acquired included development of innovative cancer therapeutics which includes Ceplene (histamine dihydrochloride). The purchase price was allocated to the assets acquired based on their fair values as of the date of the acquisition. Of the $45.1 million purchase price, $33.7 million was originally assigned to in-process research and development and immediately expensed to research and development in the accompanying condensed consolidated statement of operations for the three month period ending March 31, 2006. Total in-process research and development expense amounted to $33.4 million for the six months ended June 30, 2006. During the three months ended June 30, 2006, a reduction of approximately $0.3 million was assigned to in-process research and development based on a revised estimate of purchase price allocation. The reduction of $0.3 million was a result of the decrease in the merger restructuring and litigation accrued liabilities due to the termination of one lease in San Diego by approximately $0.6 million, which was partially offset by an increase in legal litigation settlements of approximately $0.4 million. Of the remaining amount of the total purchase price, approximately $0.5 million was allocated to intangible assets and will be amortized over six years. Maxim’s results of operations were included in EpiCept’s consolidated statement of operations beginning on January 5, 2006. The Company committed to and approved an exit plan for consolidation of certain Maxim facilities, and assumed the liability for ongoing Maxim litigation and severance associated with personnel reductions. In connection with the exit plan (see Note 7), the Company originally recognized merger restructuring and litigation accrued liabilities of $4.6 million which were included in the allocated purchase price of Maxim and subsequently increased to $4.7 million as of June 30, 2006.
The value assigned to the acquired in-process research and development was determined by identifying the acquired in-process research projects for which: (a) there is exclusive control by the acquirer; (b) significant progress has been made towards the project’s completion; (c) technological feasibility has not been established, (d) there is no alternative future use, and (e) the fair value is estimable based on reasonable assumptions. The total acquired in-process research and development is valued at $33.4 million, assigned entirely to one qualifying program, the use of Ceplene as remission maintenance therapy for the treatment of AML in Europe, and expensed on the closing date of the merger. The value of in-process research and development was based on the income approach that focuses on the income-producing capability of the asset. The underlying premise of the approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. In determining the value of in-process research and development, the assumed commercialization date for the product was 2007. Given the risks associated with the development of new drugs, the revenue and expense forecast was probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustment was applied based on Ceplene’s stage of development at the time of the assessment and the historical probability of successful advancement for compounds at that stage. The modeled cash flow was discounted back to the net present value. The projected net cash flows for the project were based on management’s estimates of revenues and operating profits related to such project. Significant assumptions used in the valuation of in-process research and development included: the stage of development of the project; future revenues; growth rates; product sales cycles; the estimated life of a product’s underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 30% to reflect present value, which approximates the implied rate of return on the merger.

The following unaudited pro forma information for the three and six months ended June 30, 2005 presents a summary of the Company’s consolidated results of operations as if the merger with Maxim had taken place January 1, 2005 (in thousands except per share information):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Total revenue	$364	$1,769
Net loss	(9,256)	(17,550)
Pro forma basic and diluted earnings per share	$(0.64)	$(1.21)
12. Legal Proceedings
The following legal proceedings relate to Maxim and were assumed upon the completion of the merger on January 4, 2006:
Settled Cases
On October 7, 2004 plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In October 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger of EpiCept and Maxim. The amended complaint was rejected by the court, pending the lifting of the stay. The complaint was tendered to Maxim’s insurance carrier, which has denied coverage. Maxim disputed the position taken by the insurance carrier and EpiCept fully intends to enforce its rights under the policy. On March 7, 2006, the Company entered into a settlement agreement with the plaintiff where EpiCept will pay $50,000 in EpiCept common stock to cover the plaintiff’s legal expenses. The settlement is subject to customary conditions such as the execution of settlement documents, the final court approval of the settlement and dismissal of the Putnam claims with prejudice. The Company accrued a $50,000 liability in the purchase price allocation (see Notes 7 and 11).
On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of other stockholders similarly situated, filed a complaint in the United States District Court for the Southern District of California against Maxim, one officer of Maxim and one former officer of Maxim, alleging violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefor. Thereafter, two similar complaints were filed in the Southern District of California. These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint. No discovery has been conducted. In October 2005, the United States District Court of the Southern District of California granted Maxim’s motion to dismiss the consolidated amended complaint, but granted plaintiffs leave to amend. It is possible that the plaintiffs will exercise their right to file an amended complaint. The cases were tendered to Maxim’s insurance carrier, Carolina Casualty Insurance Company (“Carolina Casualty”), which denied coverage. On June 22, 2006, the parties entered into a stipulation of settlement, for $1.0 million in cash and $1.3 million in EpiCept common stock and Maxim’s insurance carrier agreed to contribute $0.8 million towards that settlement. On July 10, 2006, the Court entered preliminary approval of that settlement, with a hearing for final approval set for September 22, 2006. The Company initially accrued a liability of $2.3 million during the three months ended March 31, 2006 representing management’s estimate of the cost of settlement. As a result of the signing of the stipulation of settlement and the final settlement and release with respect to the Carolina Casualty litigation described below, the Company reduced its accrual for this litigation to approximately $1.6 million at June 30, 2006 (See Notes and 7).
On May 3, 2005, plaintiff Carolina Casualty filed a complaint in the United States District Court for the Southern District of California against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, seeking a declaratory judgment from the court that Maxim’s D&O insurance policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004. Maxim answered the complaint and filed counterclaims against Carolina Casualty. No discovery has been conducted and the court has issued a stay of the entire proceedings, pending certain events in the federal suit filed by Richard Bassin. On July 12, 2006 the parties entered into a formal settlement and release, in which Carolina Casualty agreed to pay $0.8 million towards settling the Bassin matter. Upon final approval of the stipulation of settlement in the Bassin matter, this lawsuit will be dismissed with prejudice.

Pending Cases
In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against Maxim and two of its officers, alleging fraud and negligent misrepresentation in connection with the Maxim’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that Maxim has no liability for such claims and awarded recovery of the Maxim’s reasonable attorneys’ fees and costs of approximately $0.9 million as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect, and in June 2004, the plaintiffs filed an appeal. In December 2004, the Court of Appeal reversed the judgment of the Superior Court on the grounds that the claims were not arbitrable under the terms of the Merger Agreement and remanded the lawsuit to the trial court for further proceedings. In September 2005, plaintiffs filed an amended complaint adding state law securities claims against the defendants. The defendants denied all material allegations in the amended complaint and undertook a vigorous defense of the litigation. After extensive document discovery, the parties agreed to mediate the dispute, and the trial date was continued to November 10, 2006. On May 8, 2006, the parties commenced mediation. On July 14, 2006, the parties agreed in principle to settle all claims in exchange for a payment by EpiCept of $0.7 million and $0.4 million in EpiCept common stock, together with a payment from the Maxim’s insurer in the amount of $1.1 million. The settlement is subject to customary conditions including a definitive written settlement agreement and dismissal of all claims with prejudice. The Company accrued $1.1 million at June 30, 2006 representing its portion of the liability as per the agreement in principle.
13. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
     Geographic information for the three and six months ending June 30, 2006 and 2005 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
United States	$135,313	$166,098	$342,479	$351,501
Germany	82,459	97,727	170,711	197,600

	$217,772	$263,825	$513,190	$549,101

Net loss
United States	$7,091,523	$2,879,394	$54,188,497	$4,115,540
Germany	229,580	231,639	758,987	581,642

	$7,321,103	$3,111,033	$54,947,484	$4,697,182

     Geographic information as of June 30, 2006 and 2005 are as follows:

	June 30,	June 30,
	2006	2005
Total Assets
United States	$11,303,984	$1,347,396
Germany	207,392	257,316

	$11,511,376	$1,604,712

Long Lived Assets, net
United States	$997,374	$70,068
Germany	7,102	11,327

	$1,004,476	$81,395

14. Subsequent Events
In July 2006, the Company terminated its lease of certain property in San Diego, CA. In connection with the lease termination, the Company issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. The note is payable in 72 equal monthly installments. First payment of approximately $10,000 was made in July.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of EpiCept’s consolidated financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in EpiCept’s filings with the SEC could affect such results.
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
The Company’s oncology product candidate being prepared for European registration is Ceplene, which is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML. EpiCept’s late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. The Company’s portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. These product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration (“FDA”) approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain. None of the Company’s product candidates has been approved by the FDA or any comparable agency in another country.
EpiCept’s merger with Maxim created a specialty pharmaceutical company that leverages its portfolio of topical pain therapies with product candidates having market potential to treat cancer. In addition to entering into opportunistic development and commercial alliances for its product candidates, EpiCept’s strategy is to focus its development efforts on:
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
Since inception, EpiCept has incurred significant net losses each year. EpiCept’s net loss for the six months ended June 30, 2006 was $54.9 million and it had an accumulated deficit of $131.7 million as of June 30, 2006. EpiCept’s recurring losses from operations and its accumulated deficit raise substantial doubt about its ability to continue as a going concern. EpiCept’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. EpiCept’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if EpiCept succeeds in developing and commercializing one or more of its product candidates, it may never become profitable. EpiCept expects to continue to incur increasing expenses over the next several years as it:
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
EpiCept has two wholly-owned subsidiaries, EpiCept GmbH, based in Munich, Germany, which is engaged in research and development activities on EpiCept’s behalf, and Maxim, based in San Diego, CA.
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
In connection with the merger, Maxim option holders who held options granted under Maxim’s Amended and Restated 1993 Long Term Incentive Plan (“1993 Plan”), and options granted under the other Maxim stock option plans, with a Maxim exercise price of $20.00 per share or less, received a total of 0.4 million options to purchase EpiCept common stock at an exercise price range of $3.24 – $77.22 per share in exchange for the options to purchase Maxim common stock they held at the Maxim exercise price divided by the exchange ratio of 0.203969. Maxim obtained agreements from each holder of options granted under the 1993 Plan, with a Maxim exercise price above $20.00 per share, to terminate those options immediately prior to the completion of the merger and agreed to take action under the other plans so that each outstanding Maxim option granted under the other Maxim stock option plans that has an exercise price above $20.00 per share terminated on or prior to the completion of the merger. In addition, the Company issued warrants to purchase approximately 0.3 million shares at an exercise price range of $13.48 – $37.75 per share of EpiCept common stock in exchange for Maxim’s outstanding warrants.

Purchase Price Allocation
The total purchase price of $45.1 million includes costs of $3.7 million to complete the transaction and has been allocated based on a preliminary valuation of Maxim’s tangible and intangible assets and liabilities based on their fair values (table in thousands) as follows:

Cash, cash equivalents and marketable securities	$15,135
Prepaid expenses	1,323
Property and equipment	2,034
Other assets	456
In-process technology	33,448
Intangible assets (assembled workforce)	546
Total current liabilities	(7,817)

Total	$45,125

The Company initially acquired in-process research and development assets of approximately $33.7 million, which were immediately expensed to research and development on January 4, 2006. A reduction of approximately $0.3 million of in-process research and development expense was recognized during the three months ended June 30, 2006. The reduction of $0.3 million was a result of the decrease in merger restructuring and litigation accrued liabilities by approximately $0.6 million due to the termination of one lease in San Diego, which was partially offset by an increase in legal litigation settlements of approximately $0.4 million. The Company acquired assembled workforce of approximately $0.5 million, which was capitalized and will be amortized over its useful life of 6 years. The Company also acquired fixed assets of approximately $2.0 million, which will be amortized over their remaining useful life.
The value assigned to the acquired in-process research and development was determined by identifying the acquired in-process research projects for which: (a) there is exclusive control by the acquirer; (b) significant progress has been made towards the project’s completion; (c) technological feasibility has not been established, (d) there is no alternative future use, and (e) the fair value is estimable based on reasonable assumptions. The total acquired in-process research and development is valued at $33.4 million, assigned entirely to one qualifying program, the use of Ceplene as remission maintenance therapy for the treatment of AML, in Europe and expensed on the closing date of the merger. The value of in-process research and development was based on the income approach that focuses on the income-producing capability of the asset. The underlying premise of the approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. In determining the value of in-process research and development, the assumed commercialization date for the product was 2007. Given the risks associated with the development of new drugs, the revenue and expense forecast was probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustment was applied based on Ceplene’s stage of development at the time of the assessment and the historical probability of successful advancement for compounds at that stage. The modeled cash flow was discounted back to the net present value. The projected net cash flows for the project were based on management’s estimates of revenues and operating profits related to such project. Significant assumptions used in the valuation of in-process research and development included: the stage of development of the project; future revenues; growth rates; product sales cycles; the estimated life of a product’s underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 30% to reflect present value, which approximates the implied rate of return on the merger.
In connection with the merger with Maxim on January 4, 2006, the Company originally recorded estimated merger-related liabilities for severance, lease termination, and legal settlements of $1.2 million, $1.1 million and $2.3 million, respectively. During the second quarter of 2006, the gross amounts of merger-related liabilities for lease termination and legal settlements were revised to $0.8 million and $2.8 million, respectively. In July 2006, in connection with the lease termination, the Company issued a six year non-interest bearing note in the amount of $0.8 million to the new tenant. Total future payments including broker fees amount to $1.0 million. The fair value of the note and broker fees was estimated at $0.8 million as of June 30, 2006. In addition, the Company increased its legal accrual by $0.4 million during the second quarter of 2006 to $2.8 million as of June 30, 2006 for the estimated settlement cost of Maxim’s lawsuits based on the signing of a definitive agreement settling one suit and a verbal offer made by EpiCept of cash and EpiCept common stock to settle another outstanding suit (See Note 12). The Company recognized total estimated merger-related liabilities of $4.7 million, which were included in the allocated purchase price of Maxim, of which $0.5 million was paid through June 30, 2006.

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

Upon the closing of the merger with Maxim, the Company recorded a beneficial conversion feature (“BCF”) charge relating to the anti-dilution rights of each of the Series A convertible preferred stock, the Series B redeemable convertible preferred stock and the Series C redeemable convertible preferred stock (collectively, the “Preferred Stock”) of approximately $2.1 million, $1.7 million, and $4.8 million, respectively related to the conversion of the Preferred Stock. In accordance with EITF Issue No. 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratio” (“EITF 98-5”) and EITF No. 00-27, “Application Of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 and charged to deemed dividends in the consolidated statement of operations for the six months ended June 30, 2006.
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

Upon the closing of the merger with Maxim, the Company recorded a BCF relating to the anti-dilution rights of each of the Series B convertible preferred stock warrants and the Series C redeemable convertible preferred stock warrants (collectively “Preferred Warrants”) of approximately $0.1 million and $0.3 million, respectively related to the conversion of the Preferred Warrants into common shares. In accordance with EITF 98-5, and EITF 00-27, the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Warrants would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the six months ended June 30, 2006.

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
Critical Accounting Policies and Estimates
EpiCept’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that EpiCept make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. EpiCept reviews its estimates on an ongoing basis and bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While EpiCept’s significant accounting policies are described in more detail in the notes to its consolidated financial statements included in its Annual Report filed on Form 10-K, EpiCept believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:
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
Stock-Based Compensation
In December 2004, Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) 123R (“FAS 123R”). This statement is a revision to FAS 123, “Accounting for Stock-Based Compensation” (“FAS 123”), supersedes Accounting Principle Board (“APB”) “Accounting for Stock Issued to Employees,”(“APB 25”) and amends FAS 95, “Statement of Cash Flows.” (“FAS 95”). FAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and requires public companies to recognize such transactions as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS 123R. Accordingly prior period amounts have not been restated. The Company is now required to record compensation expense at fair value for all future awards granted after the date of adoption. As of the adoption of FAS 123R, there was no effect on the condensed consolidated financial statements because there was no compensation expense to be recognized. The Company had no unvested granted awards on January 1, 2006. During 2006, the Company issued approximately 2.4 million stock options with varying vesting provisions to its employees and board of directors. Based on the Black-Scholes valuation method (volatility – 69% — 83%, risk free rate – 4.28% — 4.99%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), the Company estimated $8.0 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 2.59 years. During the three and six months ended June 30, 2006, EpiCept recognized total share-based compensation of approximately $0.6 and $3.0 million, respectively, related to the options granted during 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during the 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
EpiCept accounts for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. During 2006, the Company issued options to purchase 20,000 shares with an exercise price of $2.65 to a former director. In accordance with EITF 96-18, the Company valued the options using the Black-Scholes valuation method (volatility – 69%, risk free rate – 5.05% — 5.21%, dividends – zero, weighted average life – 5 years) and will recognize the share based compensation expense over the vesting period. During the three months ended June 30, 2006, the Company recognized $26,000 as third party compensation expense.
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
Beneficial Conversion Feature of Certain Instruments
The convertible feature of certain financial instruments provided for a rate of conversion that was below market value at the commitment date. Such feature is normally characterized as a BCF. Pursuant to EITF Issue No. 98-5 and EITF No. 00-27, the estimated fair value of a BCF is recorded as interest expense if it related to debt or a dividend if it is related to preferred stock. If the conversion feature is contingent, then the BCF is measured but not recorded until the contingency is resolved. The Company’s Senior Notes and the November Senior Notes both contained contingent BCF’s. Upon closing of the merger with Maxim, the contingency was resolved and the Company recorded a BCF of approximately $4.4 million as an additional charge to interest expense. The Company’s Preferred Stock and warrants contained anti-dilution provisions. Upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a result of the anti-dilution provisions contained in the Company’s outstanding Preferred Stock and related warrants.
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

Results of Operations
Three months ended June 30, 2006 and 2005
Revenues. During the three months ended June 30, 2006 and 2005, the Company recognized deferred revenue of approximately $0.2 million and $0.3 million, respectively, from the upfront licensing fees and milestone payments received from Adolor and Endo. EpiCept is recognizing revenue from its agreement with Adolor on a straight line basis over the estimated development period of LidoPAIN SP, and it uses the proportional performance method to recognize revenue from its agreement with Endo with respect to LidoPAIN BP.
The current portion of deferred revenue as of June 30, 2006 of $2.0 million represents the Company’s estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Adolor and Endo.
General and administrative expense. General and administrative expense increased by $0.8 million to $3.6 million for the three months ended June 30, 2006 from $2.8 million for the three months ended June 30, 2005. One factor in the increase was the Company’s adoption of FAS 123R, which resulted in a $0.5 million charge for stock-based compensation during the three months ended June 30, 2006. The Company incurred higher legal, public entity costs and insurance of $0.3 million, $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2006 as compared to the same period in 2005. In addition, as a result of the merger with Maxim, EpiCept incurred $1.1 million in legal and other general and administrative expense related to the activities it is continuing at the San Diego facility including information technology and human resources. During the three months ended June 30, 2005, deferred initial public offering costs of $1.7 million were expensed following the withdrawal of the Company’s initial public offering in May 2005.
Research and development expense. Research and development expense increased by $3.7 million to $4.2 million for the three months ended June 30, 2006 from $0.5 million for the three months ended June 30, 2005. As a result of the merger with Maxim, EpiCept continued development of two programs: the anticipated registration of Ceplene in Europe as remission maintenance therapy for AML, and an early stage program to discover and develop novel compounds that induce apoptosis and may be indicated for the treatment of certain cancers. The continuation of these programs contributed $2.9 million in research and development expenses during the three months ended June 30, 2006, including staffing and direct third party costs. EpiCept also continued its Phase III trial for LidoPAIN SP in Europe and initiated manufacturing and commercial scale-up efforts with respect to its EpiCept NP-1 and LidoPAIN BP product candidates. In addition, the Company recorded $0.1 million of stock-based compensation expense during the three months ended June 30, 2006.
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
Acquired In-Process Research and Development. In connection with the merger with Maxim on January 4, 2006 the Company recorded a reduction in-process research and development charge of $0.3 million during the three months ended June 30, 2006 representing the estimated fair value of the acquired in-process research and development related to the acquired interest that had not yet reached technological feasibility and had no alternative future use (see Purchase Price Allocation). The reduction of $0.3 million was the result of a decrease in merger-related liabilities consisting of a $0.6 million decrease from the termination of one lease in San Diego which was partially offset by a $0.4 million increase in litigation costs.
Other income (expense). Other income (expense), net, increased $0.2 million to income of $4,000 for the three months ended June 30, 2006 from an expense of $0.2 million for the three months ended June 30, 2005. Higher cash balances resulted from the cash and marketable securities acquired in connection with the merger with Maxim and the sale of common stock and warrants in February 2006. During the second quarter of 2006, the Company entered into an agreement to sell one of its web site addresses for $0.1 million, of which $50,000 was recognized in other income. The balance of $50,000 is due in June 2007 and will be recognized as revenue upon receipt.
Deemed Dividends and Redeemable Convertible Preferred Stock Dividends. Accreted redeemable convertible preferred stock dividends of $0 and $0.3 million in 2006 and 2005, respectively, relate primarily to EpiCept’s Series B and C redeemable convertible preferred stock. Due to the conversion of all of the Preferred Stock to common stock in connection with the Maxim merger on January 4, 2006, there will be no further accretion of dividends.
Six months ended June 30, 2006 and 2005
Revenues. During each of the six months ended June 30, 2006 and 2005, the Company recognized deferred revenue of approximately $0.5 million, from the upfront licensing fees and milestone payments received from Adolor and Endo. EpiCept is recognizing revenue from its agreement with Adolor on a straight line basis over the estimated development period of LidoPAIN SP, and it uses the proportional performance method to recognize revenue from its agreement with Endo with respect to LidoPAIN BP. EpiCept also recognized revenue of $19,000 from royalties with respect to acquired Maxim technology.
General and administrative expense. General and administrative expense increased by $5.5 million to $9.3 million for the six months ended June 30, 2006 from $3.8 million for the six months ended June 30, 2005. A significant factor in the increase was the Company’s adoption of FAS 123R, which resulted in a $2.7 million charge for stock-based compensation during the six months ended June 30, 2006. In addition, as a result of the merger with Maxim, EpiCept incurred $2.2 million in legal and other general and administrative expense related to the activities it is continuing at the San Diego facility including information technology and human resources. EpiCept also incurred an increase in staff compensation due to the payment of certain one-time bonuses totaling $0.3 million in connection with the closing of the merger with Maxim and the February 2006 sale of common stock and warrants, and began accruing bonuses in connection with the Company’s anticipated 2006 results. Finally, as EpiCept became a public company upon the closing of the merger, it incurred $0.6 million in costs related to its activity as a public company including listing fees, investor relations activities and expenses related to the production of its annual report. Deferred initial public offering costs of $1.7 million were expensed in 2005 following the withdrawal of the Company’s initial public offering in May 2005.
Research and development expense. Research and development expense increased by $7.0 million to $7.9 million for the six months ended June 30, 2006 from $0.9 million for the six months ended June 30, 2005. As a result of the merger with Maxim, EpiCept continued development of two programs: the anticipated registration of Ceplene in Europe as remission maintenance therapy for

AML, and an early stage program to discover and develop novel compounds that induce apoptosis and may be indicated for the treatment of certain cancers. The continuation of these programs contributed $5.7 million in research and development expenses during the six months ended June 30, 2006, including staffing and direct third party costs. EpiCept also continued its Phase III trial for LidoPAIN SP in Europe and initiated manufacturing and commercial scale-up efforts with respect to its EpiCept NP-1 and LidoPAIN BP product candidates. In addition, the Company’s adoption of FAS 123R resulted in a $0.3 million stock-based compensation charge during the six months ended June 30, 2006.
Acquired In-Process Research and Development. In connection with the merger with Maxim on January 4, 2006, the Company recorded an in-process research and development charge of $33.4 million representing the estimated fair value of the acquired in-process research and development related to the acquired interest that had not yet reached technological feasibility and had no alternative future use (see Purchase Price Allocation).
Other income (expense). Other income (expense), net, increased $4.2 million to $4.8 million for the six months ended June 30, 2006 from $0.6 million for the six months ended June 30, 2005. The Company’s Senior Notes and the November Senior Notes both contained contingent BCF’s. Upon the closing of the merger with Maxim, the contingency was resolved and the Company recorded BCFs of approximately $4.4 million as an additional charge to interest expense. Interest income increased by approximately $0.2 million as a result of a higher available cash balance and higher rates during the six months ended June 30, 2006 than the six months ended June 30, 2005. Higher cash balances resulted from the cash and marketable securities acquired in connection with the merger with Maxim and the sale of common stock in February 2006. During the second quarter of 2006, the Company entered into an agreement to sell one of its web site addresses for $0.1 million, of which $50,000 was recognized in other income in 2006. The balance of $50,000 is due in June 2007, which will be recognized as revenue when received.
Deemed Dividends and Redeemable Convertible Preferred Stock Dividends. .Deemed and accreted redeemable convertible preferred stock dividends amounted to $9.0 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively, relating to EpiCept’s Series B and C redeemable convertible preferred stock. . The Company’s Preferred Stock contained anti-dilution provisions and upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a deemed dividend in accordance with EITF 98-5 as a result of the anti-dilution provisions. Due to the conversion of all of the Preferred Stock to common stock on January 4, 2006, there will be no further accretion of dividends.
Liquidity and Capital Resources
EpiCept has devoted substantially all of its cash resources to research and development programs and general and administrative expenses. To date, EpiCept has not generated any meaningful revenues from the sale of products and it does not expect to generate significant revenues for a number of years, if at all. As a result, EpiCept has incurred an accumulated deficit of $131.7 million as of June 30, 2006, and expects to incur significant operating losses for a number of years in the future. Should EpiCept be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since its inception, the Company has financed its operations through the proceeds from the sales of common and preferred securities, debt instruments, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of its New Jersey net operating loss carryforwards.
The following table describes the Company’s liquidity and financial position on June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Working capital deficit	$(2,645,529)	$(19,734,540)
Cash and cash equivalents	$7,328,566	$402,994
Marketable securities	$988,300	$—
Notes and loans payable, current portion	$2,172,107	$11,547,200
Notes and loans payable, long term portion	$1,949,709	$4,705,219
Working Capital
At June 30, 2006, the Company had working capital deficit of $2.6 million consisting of current assets of $9.4 million and current liabilities of $12.0 million. This represents an decrease of approximately $17.1 million from the working capital deficit of $19.7 million consisting of current assets of $0.5 million and current liabilities of $20.2 million at December 31, 2005. Upon the closing of the merger with Maxim, approximately $12.3 million of the Company’s outstanding debt instruments were repaid or converted into 2.7 million shares of common stock. At the time of the merger, Maxim had cash and cash equivalents and marketable securities approximating $15.1 million. The Company used its existing working capital and the proceeds from the February 2006 financing to fund its year to date operating loss for 2006.
Cash, Cash Equivalents and Marketable Securities
At June 30, 2006, cash and cash equivalents totaled $7.3 million. At December 31, 2005, cash and cash equivalents totaled $0.4 million. At the time of the merger, Maxim had cash and cash equivalents and marketable securities approximating $15.1 million. In February 2006, the Company sold approximately 4.1 million shares of common stock and warrants for gross proceeds of $11.6 million. The proceeds were offset by transaction related payments of $0.8 million and payments totaling $3.6 million of deferred financing, initial public offering and acquisition costs.
Current and Future Liquidity Position
As noted above, in February 2006, the Company raised $11.6 million in gross proceeds from the sale of common stock and warrants. The proceeds of this financing plus existing cash resources, including cash from the merger with Maxim, expected future payments from EpiCept’s strategic partners, future sales of New Jersey net operating loss carry forwards and interest earned on cash balances and investments are expected to be sufficient to meet its projected operating requirements into early 2007. EpiCept may raise additional funds in the future through public or private financings, strategic relationships or other arrangements.
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
Operating Activities
Net cash used in operating activities for the first six months of 2006 was $13.6 million as compared to $3.3 million in the first six months of 2005. Net cash used in operating activities for the first six months of 2006 primarily relates to EpiCept’s net loss partially offset by $33.4 million of in-process research and development expense related to the merger with Maxim, $4.4 million of BCF charges related to debt conversions in connection with the merger with Maxim and $3.0 million of stock-based compensation incurred in connection with its option grants during 2006. Other accrued liabilities decreased by $0.9 million during the period ended June 30, 2006, reflecting payments made following the closing of the merger, and deferred revenue deceased by $0.5 million to account for the portion of the Adolor and Endo deferred revenue recognized as revenue.
Investing Activities
Net cash provided by investing activities for the six months of 2006 was $10.5 million compared to a use of $3,000 for the six months of 2005. The Company acquired cash in the merger with Maxim of $3.5 million, which was offset by $3.6 million in deferred acquisition costs paid in 2006. $10.4 million of marketable securities matured during 2006.
Financing Activities
Net cash provided by financing activities for the first six months of 2006 was $10.0 million compared to $3.3 million for the first six months of 2005. The increase was primarily attributed to the completion of a sale of common stock and warrants with gross proceeds of $11.6 million, less approximately $0.8 million transaction related costs, $1.0 million in loan repayments, capital lease obligation payments and payments of deferred initial public offering costs remaining from EpiCept’s canceled initial public offering in May 2005. During the six months ended June 30, 2005, net cash provided by financing activities consisted of $4.0 million in gross proceeds from the Senior Notes offset by scheduled loan repayments and payments of deferred initial public offering costs totaling $0.7 million.
Contractual Obligations
As of June 30, 2006, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of June 30, 2006):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$2,344	$2,206	$256	$128	$4,934
Interest expense	264	1,228	—	—	1,492
Operating leases	1,019	1,821	58	—	2,898
Severance	450	225	—	—	675
Litigation settlements	975	—	—	—	975
Other obligations	2,541	1,300	1,025	700	5,566

Total	$7,593	$6,780	$1,339	$828	$16,540

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
€2.6 Million Due 2007. In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH, or “IKB,” which EpiCept guaranteed. The interest rate on the loan is 20% per year. The loan was amended in December 2002 to extend the maturity to December 31, 2006 and to incorporate a principal repayment schedule, which commenced April 30, 2004. Principal payments totaling $0.7 million were made during the period April 2004 through September 2004. Principal and interest payments were deferred until December 31, 2005 and thereafter, principal and interest payments recommenced in accordance with the original repayment schedule. As a result of the deferral, the maturity date has been extended until June 30, 2007. The loan agreement provides for contingent interest of 4% per annum of the principal balance, becoming due only upon EpiCept’s realization of a profit and payable up to two years thereafter, as defined in the agreement. EpiCept has not realized a profit through March 31, 2006. EpiCept values the contingent interest as a derivative using the fair value method in accordance with SFAS No. 133,

“Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS No. 149, Amendment of Statement 133 on “Derivative Instruments and Hedging Activities” (“FAS 133”). Changes in the fair value of the contingent interest are recorded as an adjustment to interest expense. The fair value of the contingent interest was approximately $1.0 million as of June 30, 2006 and $0.9 million as of December 31, 2005.
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
The terms of the original Senior Notes for the other two the investors (“Sanders Senior Notes”) remained unchanged. The Sanders Senior Notes included an embedded derivative under SFAS 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) related to the prepayment option. At the time of the financing, SFAS 133 required the Company to value the embedded derivative at fair market value, which approximated $0.1 million. At June 30, 2006 the embedded derivative had a nominal value. The value of the derivative is marked to market each reporting period as a derivative gain or loss until the Sanders Senior Notes are repaid.
Other Commitments. EpiCept’s long-term commitments under operating leases shown above consist of payments relating to its facility leases in Englewood Cliffs, New Jersey, which expires September 2006, and Munich, Germany, which expires in July 2009, but is cancelable at EpiCept’s option in July 2007. Long-term commitments under operating leases for facilities leased by Maxim and to be retained by EpiCept relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2008 and requires future payments totaling $1.9 million. In July 2006, the Company terminated its lease of certain property in San Diego, CA. In connection with the lease termination, the Company issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.
EpiCept has a number of research, consulting and license agreements that require it to make payments to the other party to the agreement upon EpiCept attaining certain milestones as defined in the agreements. As of June 30, 2006, EpiCept may be required to make future milestone payments, totaling approximately $5.5 million under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Under EpiCept’s agreement with Epitome Pharmaceuticals, it is obligated to pay an annual maintenance fee that is equal to twice the fee paid in the previous year as long as no commercial product sales have occurred. EpiCept’s current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
EpiCept carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this quarterly report. Given EpiCept’s limited experience with the changes in its internal control over financial reporting made to date in connection with the material weaknesses described below, and the need for further improvements in its financial reporting close process and the technical accounting expertise of its finance staff, EpiCept’s Chief Executive Officer and Chief Financial Officer concluded that EpiCept’s disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2006 to ensure that the information required to be disclosed by EpiCept in the reports it files or submits under the Act is (i) accumulated and communicated to EpiCept’s management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As a result of the Company’s inability to complete its financial statements for the quarter ended March 31, 2006 and to file its corresponding Form 10-Q on a timely basis, and the journal entry adjustments primarily related to the accounting for the Maxim merger, EpiCept management determined that material weaknesses existed in its internal control over financial reporting at March 31, 2006. EpiCept’s independent registered public accounting firm identified certain matters for the first quarter ended March 31, 2006 involving the Company’s internal control over financial reporting that it considered to be material weaknesses under standards established by the PCAOB, including errors on the statement of cash flows, errors in recording the purchase price allocation relating to the Maxim merger, and other errors either of omission of required footnote information or requiring correcting journal entries. The Company’s independent registered public accounting firm informed management and the audit committee of its findings. In light of the additional complexity of the financial statements resulting from the merger with Maxim and the findings of its independent registered public accounting firm for the first quarter ended March 31, 2006, management believes that improvements in its financial reporting close process and additional accounting expertise are necessary to accurately prepare and to facilitate the timely filing of its consolidated financial statements.
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
Internal Control Remediation Activity
In light of the deficiencies noted with respect to the Company’s audit of its 2004, 2003, and 2002 financial statements, EpiCept took steps to remediate the material weakness in internal control over financial reporting discussed above including the following:

•	EpiCept hired a Chief Financial Officer in the second quarter of 2004. EpiCept also hired a certified public accountant for EpiCept’s finance department in the first quarter of 2005.

•	EpiCept installed a new general ledger system and adopted more rigorous journal entry authorization procedures, which involve more levels of review.

•	EpiCept improved its documentation and conclusions relating to technical accounting issues and determinations.
In preparation for the close of its consolidated financial statements for the quarter ended June 30, 2006 and the filing of its Form 10-Q for the period, EpiCept took several additional steps to remediate the deficiencies noted during the financial close process for the quarter ended March 31, 2006. Those steps included the following:
•	Formalized a monthly closing process and initiated the preparation of monthly financial statements;

•	Prepared and revised monthly supporting schedules required for financial disclosures;

•	Simplified its subsidiary’s chart of accounts and month-end journal entries to properly allocate cost;

•	Developed and utilized more detailed checklists to better manage the financial close process and ensure completeness in the preparation of SEC reports;

•	Reduced the need for manually generated reports by increasing the quality and number of system generated financial reports;

•	Adopted a more rigorous, systemized approach to the preparation of consolidated cash flow statements; and

•	With the assistance of external consultants, provided additional training, process support, and internal review to accounting staff and provided an additional level of review and oversight of the financial close process for management. .
Management is communicating to the Audit Committee and the Board regularly its progress with respect to the implementation of the remediation plan and the effectiveness thereof. Management expects to utilize external accountants to support the quarterly financial close and preparation and timely filing of accurate SEC reports until it believes that the accounting staff is able to perform those functions adequately without such support. Additional steps intended to assure the achievement of this objective are being evaluated.
EpiCept’s remediation effort is still in process and we therefore cannot assure that the steps we have taken to date or any future measures will fully remediate the material weakness. Any failure to remediate any reported material weaknesses or implement required new or improved internal controls, or difficulties encountered in our implementation, could cause EpiCept to fail to meet EpiCept’s reporting obligations or result in material misstatements in EpiCept’s consolidated financial statements.
Fiscal Year 2006 Internal Control Attestation
In connection with the filing of EpiCept’s consolidated financial statements for the fiscal year ended December 31, 2006 on Form 10-K, EpiCept will be required for the first time to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of EpiCept’s internal control over financial reporting and an attestation to, and testing and assessment of, EpiCept’s internal control over financial reporting by EpiCept’s independent registered public accounting firm. While EpiCept is executing a plan to ensure the effectiveness of EpiCept’s internal control over financial reporting, EpiCept’s failure to satisfy the requirements of Section 404(a) on a timely basis could result in a decline in the value of EpiCept’s common stock. Additionally, EpiCept cannot assure that additional material weaknesses in EpiCept’s financial reporting internal controls will not be discovered in the future as a result of this process. Any failure to remediate any reported material weaknesses or implement required new or improved internal controls, or difficulties encountered in their implementation, could cause EpiCept to fail to meet EpiCept’s reporting obligations or result in material misstatements in EpiCept’s consolidated financial statements.

Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended June 30, 2006 covered by this report, the changes in EpiCept’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-(f) under the Securities Exchange Act of 1934, as amended) as outlined above under “Internal Control Remediation Activity” and implemented during the quarter have materially affected, or are reasonably likely to materially affect, EpiCept’s internal controls over financial reporting. Additional improvements to the Company’s internal controls over financial reporting are being evaluated and may be implemented in the future.

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
     On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of other stockholders similarly situated, filed a complaint in the United States District Court for the Southern District of California against Maxim, one officer of Maxim and one former officer of Maxim, alleging violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefor. Thereafter, two similar complaints were filed in the Southern District of California. These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint. No discovery has been conducted. In October 2005, the United States District Court of the Southern District of California granted Maxim’s motion to dismiss the consolidated amended complaint, but granted plaintiffs leave to amend. It is possible that the plaintiffs will exercise their right to file an amended complaint. The cases were tendered to Maxim's insurance carrier, Carolina Casualty Insurance Company (“Carolina Casualty”), which denied coverage. On June 22, 2006, the parties entered into a stipulation of settlement, for $1.0 million in cash and $1.3 million in EpiCept common stock and Maxim’s insurance carrier agreed to contribute $0.8 million towards that settlement. On July 10, 2006, the Court entered preliminary approval of that settlement, with a hearing for final approval set for September 22, 2006.
     On May 3, 2005, plaintiff Carolina Casualty filed a complaint in the United States District Court for the Southern District of California against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, seeking a declaratory judgment from the court that Maxim’s D&O insurance policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004. Maxim answered the complaint and filed counterclaims against Carolina Casualty. No discovery has been conducted and the court has issued a stay of the entire proceedings, pending certain events in the federal suit filed by Richard Bassin. On July 12, 2006 the parties entered into a formal settlement and release, in which Carolina Casualty agreed to pay $0.8 million towards settling the Bassin matter. Upon final approval of the stipulation of settlement in the Bassin matter, this lawsuit will be dismissed with prejudice.
      In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against Maxim and two of its officers, alleging fraud and negligent misrepresentation in connection with the Maxim’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that Maxim has no liability for such claims and awarded recovery of the Maxim’s reasonable attorneys’ fees and costs of approximately $0.9 million as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect, and in June 2004, the plaintiffs filed an appeal. In December 2004, the Court of Appeal reversed the judgment of the Superior Court on the grounds that the claims were not arbitrable under the terms of the Merger Agreement and remanded the lawsuit to the trial court for further proceedings. In September 2005, plaintiffs filed an amended complaint adding state law securities claims against the defendants. The defendants denied all material allegations in the amended complaint and undertook a vigorous defense of the litigation. After extensive document discovery, the parties agreed to mediate the dispute, and the trial date was continued to November 10, 2006. On May 8, 2006, the parties commenced mediation. On July 14, 2006, the parties agreed in principle to settle all claims in exchange for a payment by EpiCept of $0.7 million and $0.4 million in EpiCept common stock, together with a payment from the Maxim’s insurer in the amount of $1.1 million. The settlement is subject to customary conditions including a definitive written settlement agreement and dismissal of all claims with prejudice.
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
     As a result of the Company’s inability to complete its financial statements for the quarter ended March 31, 2006 and to file its corresponding Form 10-Q on a timely basis and the journal entry adjustments primarily related to the accounting for the Maxim merger, EpiCept management determined that material weaknesses existed in its internal control over financial reporting at March 31, 2006. EpiCept’s independent registered public accounting firm identified certain matters for the first quarter ended March 31, 2006 involving the Company’s internal control over financial reporting that it considered to be material weaknesses under standards established by the PCAOB, including errors on the statement of cash flows, errors in recording the purchase price allocation relating to the Maxim merger, and other errors either of omission of required footnote information or requiring correcting journal entries. The Company’s independent registered public accounting firm informed management and the audit committee of its findings. In light of the additional complexity of the Company’s financial statements resulting from the merger with Maxim and the findings of its independent registered public accounting firm, management believes that improvements in its financial reporting closing process and additional accounting expertise is necessary to accurately prepare and to facilitate the timely filing of its consolidated financial statements.

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
     In connection with their audits of previous years and their review of the first quarter ended March 31, 2006, our independent registered public accounting firm have made various recommendations to improve our financial reporting process and internal controls. We continue to address these matters and have taken several actions. For instance, we hired a Chief Financial Officer in the second quarter of 2004. We also hired a certified public accountant for our finance department in 2005. We have installed a new general ledger system, increased the quality and number of system generated reports and adopted stricter journal entry authorization procedures. We have retained the services of outside external accountants to provide additional training, process support and internal review of the financial statements. In addition, we developed and utilized detailed checklists for the financial reporting process to ensure completeness in the preparation of SEC reports. We have improved documentation of our conclusions relating to technical accounting issues and determinations. Since we have had only limited experience with the improvements we have made to date, we cannot assure you that the steps we have taken to date or any future measures will fully remediate the material weakness identified by our independent registered public accounting firm or that we will be successful in implementing and maintaining adequate controls over our financial reporting in the future. We cannot assure you that new material weaknesses or reportable conditions in our financial reporting internal controls will not be discovered in the future. Any failure to remediate any reported material weaknesses or implement required new or improved internal controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported consolidated financial statements, which could result in a decline in value for our stock.
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
     In October 2001 and May 2002, certain former stockholders of Cytovia filed complaints in California Superior Court in San Diego, against Maxim and two of Maxim’s officers, alleging fraud and negligent misrepresentation in connection with Maxim’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that Maxim has no liability for such claims and awarded recovery of Maxim’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect, and in June 2004, the plaintiffs filed an appeal. In December 2004, the Court of Appeal reversed the judgment of the Superior Court on the grounds that the claims were not arbitrable under the terms of the merger agreement and remanded the lawsuit to the trial court for further proceedings. September 2005, the plaintiffs filed an amended complaint adding state law securities claims against Maxim. Maxim denied all material allegations in the amended complaint and undertook a vigorous defense of the litigation. After extensive document discovery, the parties agreed to mediate the dispute, and the trial date was continued to November 10, 2006. On May 8, 2006, the parties did commence mediation, which resulted in continuing settlement negotiations over the ensuing two months. On July 14, 2006, the parties agreed in principle to settle all claims in exchange for a payment by the Company of $0.7 million and common stock worth $0.4 million, together with a payment from the defendant’s insurer in the amount of $1.1 million. The settlement is subject to customary conditions including a definitive written settlement and dismissal of all claims with prejudice. We can not assure you that these conditions will be satisfied.
     On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against Maxim, Larry G. Stambaugh, Maxim’s President and Chief Executive Officer, and Anthony E. Altig, Maxim’s former Vice President Finance and Chief Financial Officer, for alleged violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore. Thereafter two similar complaints were filed in the Southern District of California. These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint. No discovery has been conducted. In October 2005, the United States District Court for the Southern District of California granted the Company’s motion to dismiss the consolidated amended complaint, but granted plaintiffs leave to amend. It is possible that the plaintiffs will exercise their right to file an amended complaint. The cases were tendered to Maxim’s insurance carrier, Carolina Casualty, which denied coverage. On June 22, 2006, the parties entered into a stipulation settlement for $1.0 million in cash and $1.3 million in common stock and Maxim’s insurance carrier agreed to contribute $750,000 towards that settlement. On July 10, 2006, the Court entered preliminary approval of that settlement with a hearing for final approval set for September 22, 2006. There can be no assurance that such settlement will be approved in part or at all.
     On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, former Senior Vice President and Chief Scientific Officer, and Maxim’s entire Board of Directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. No discovery has been conducted, and the parties have entered into a stipulation to stay the action pending resolution of a motion to dismiss the federal actions. On October 5, 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff has requested that the court enjoin Maxim’s directors from completing the merger with EpiCept. The amended complaint was rejected by the court, pending the lifting of the stay. The complaint was tendered to Maxim’s insurance carrier, which denied coverage. Maxim disputed the position taken by its insurance carrier and the Company fully intends to enforce its rights under the policy. On March 7, 2006, the Company entered into a settlement agreement with the plaintiff where the Company will pay $50,000 in common stock to cover the plaintiff’s legal expenses. The settlement is subject to customary conditions such as the execution of settlement documents, the final court approval of the settlement and dismissal of the Putnam claims with prejudice. There can be no assurance that such final court approval will be obtained.
     On May 3, 2005, plaintiff Carolina Casualty Insurance Company filed a complaint in the United States District Court for the Southern District of California against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, and Maxim’s entire Board of Directors, seeking a declaratory judgment from the court that Maxim’s D&O insurance policy did not cover losses arising from the state and federal stockholder suits that were filed in 2004. Maxim answered the complaint and filed counterclaims against Carolina Casualty. No discovery has been conducted and the court has issued a stay of the entire proceedings, pending certain events in the federal suit filed by Richard Bassin. On July 12, 2006, the parties entered into a formal settlement and release in which Carolina Casualty agreed to pay $750,000 towards settling the Bassin matter. Upon final approval of the stipulation settlement in the Bassin matter, this lawsuit will be dismissed with prejudice. There can be no assurance that such settlement will be approved and, in turn, that the lawsuit will be dismissed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submissions of Matters to Vote of Security Holders.
     At the Company’s Annual Meeting of Stockholders held on May 26, 2006, the stockholders of the Corporation elected the following persons as directors of the Company to serve until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified: Gert Caspritz, Guy C. Jackson, and Wayne P. Yetter. The results of the voting were as follows:

	Votes For	Votes Withheld
Gert Caspritz	15,142,239	35,759
Guy C. Jackson	15,111,912	66,086
Wayne P. Yetter	15,141,184	36,814
     Further, the stockholders ratified the Board’s selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, with 14,394,153 votes for ratification, 4,260 votes against ratification, and 779,584 abstentions.
Item 5. Other Information
     None.

Item 6. Exhibits

Number	Exhibit

10.1	Employment Agreement, dated July 12, 2006, between EpiCept Corporation and Michael C. Damask, MD.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
August 9, 2006	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer