Form 10-Q
period 2006-09-30
EPICEPT CORP
filed 2006-11-09
CIK 1208261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51290
EpiCept Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-1841431

(State or other jurisdiction of incorporation or organization)	(IRS Employer Id. No.)
270 Sylvan Avenue
Englewood Cliffs, NJ 07632
(Address of principal executive offices)
Registrant’s telephone number, including area code: (201) 894-8980
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2006 the Registrant had outstanding 25,508,830 shares of its $.0001 par value Common Stock.

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
Item 6. Exhibits
SIGNATURE PAGE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-10.1: SECURITIES PURCHASE AGREEMENT
EX-10.2: FORM OF COMMON STOCK PURCHASE WARRANT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,460,595	$402,994
Marketable securities	995,000	—
Prepaid expenses and other current assets	730,627	64,114

Total current assets	12,186,222	467,108
Restricted cash	343,925	—
Property and equipment, net	847,014	58,227
Deferred financing and acquisition costs	709,228	2,204,975
Identifiable intangible assets, net	477,750	—
Other assets	94,756	16,460

Total assets	$14,658,895	$2,746,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,255,228	$3,191,782
Accrued research contract costs	608,181	13,889
Accrued interest	231,013	1,438,832
Other accrued liabilities	1,518,247	1,211,174
Merger restructuring and litigation accrued liabilities, current portion	2,966,700	—
Warrant liability	524,328	35,062
Notes and loans payable, current portion	3,783,830	11,547,200
Deferred revenue, current portion	2,344,331	2,763,709

Total current liabilities	14,231,858	20,201,648

Notes and loans payable	9,789,308	4,705,219
Deferred revenue	5,138,485	5,416,124
Merger restructuring and litigation accrued liabilities	112,500	—
Accrued interest	536,795	483,943
Contingent interest	—	870,136
Deferred rent and other noncurrent liabilities	503,776	—

Total long term liabilities	16,080,864	11,475,422

Total liabilities	30,312,722	31,677,070

Commitments and contingencies
Series B Redeemable Convertible Preferred Stock, $.0001 par value; authorized 3,440,069 shares; issued and outstanding 0 and 3,106,736 shares at September 30, 2006 and December 31, 2005, respectively (liquidation preference of $9,320,208 plus accreted dividends of $1,932,287 at December 31, 2005)	—	7,074,259

Series C Redeemable Convertible Preferred Stock, $.0001 par value; authorized 12,769,573 shares; issued and outstanding 0 and 8,839,573 shares at September 30, 2006 and December 31, 2005, respectively (liquidation preference of $26,518,719 plus accreted dividends of $4,650,947 at December 31, 2005)	—	19,533,917

Warrants	—	4,583,974

Stockholders’ Deficit:
Series A Convertible Preferred Stock, $.0001 par value; authorized 3,422,620 shares; issued and outstanding 0 and 3,368,385 shares at September 30, 2006 and December 31, 2005, respectively (liquidation preference of $6,804,138 at December 31, 2005)	—	8,225,806
Common stock, $.0001 par value; authorized 50,000,000 shares; issued 24,537,526 and 1,711,745 at September 30, 2006 and December 31, 2005, respectively	2,456	171
Additional paid-in capital	121,133,508	150,514
Warrants	1,400,287	—
Accumulated deficit	(137,154,278)	(67,739,511)
Accumulated other comprehensive loss	(960,800)	(684,430)
Treasury stock, at cost (12,500 shares)	(75,000)	(75,000)

Total stockholders’ deficit	(15,653,827)	(60,122,450)

Total liabilities and stockholders’ deficit	$14,658,895	$2,746,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$220,273	$584,971	$733,463	$1,134,072

Operating expenses:
General and administrative	2,496,786	835,171	11,776,151	4,589,525
Research and development	4,364,807	445,108	12,267,453	1,386,638
Acquired in-process research and development	(86,545)	—	33,361,667	—

Total operating expenses	6,775,048	1,280,279	57,405,271	5,976,163

Loss from operations	(6,554,775)	(695,308)	(56,671,808)	(4,842,091)

Other income (expense):
Interest income	66,581	1,909	270,142	14,906
Miscellaneous income	50,000	—	100,000	—
Foreign exchange (loss) gain	(10,015)	3,307	84,469	325,508
Interest expense	(420,354)	(498,863)	(5,591,663)	(1,369,011)
Reversal of contingent interest expense	994,105	—	994,105	—
Change in value of warrants and derivatives	370,457	739,522	363,270	724,073

Other income (expense), net	1,050,774	245,875	(3,779,677)	(304,524)

Net loss	(5,504,001)	(449,433)	(60,451,485)	(5,146,615)
Deemed dividends and redeemable convertible preferred stock dividends	—	(313,590)	(8,963,282)	(940,770)

Loss attributable to common stockholders	$(5,504,001)	$(763,023)	$(69,414,767)	$(6,087,385)

Basic and diluted loss per common share	$(0.22)	$(0.45)	$(2.94)	$(3.56)

Weighted average common shares outstanding	24,525,026	1,711,746	23,633,883	1,709,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Epicept Corporation and Subsidiaries
Condensed Consolidated Statement of Preferred Stock and Stockholders’ Deficit
For the Nine Months Ended September 30, 2006
(Unaudited)

	Series B		Series C
	Redeemable		Redeemable			Series A							Accumulated
	Convertible		Convertible			Convertible				Additional			Other		Total
	Preferred Stock		Preferred Stock			Preferred Stock		Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Warrants	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss
Balance at December 31, 2005	3,106,736	$7,074,259	8,839,573	$19,533,917	$4,583,974	3,368,385	$8,225,806	1,711,745	$171	$150,514	$—	$(67,739,511)	$(684,430)	$(75,000)	$(60,122,450)
Exercise of stock options								101,250	10	184,490					184,500
Exercise of Series B Convertible Preferred stock warrants					(300,484)			58,229	6	300,478					300,484
Exercise of Series C Convertible Preferred stock warrants					(649,473)			131,018	13	649,460					649,473
Exercise of March 2005 Senior Note warrants								22,096	2	42,246					42,248
Accretion of preferred stock dividends		3,508		9,980								(13,488)			(13,488)
Conversion of Series A, B, C Convertible Preferred Stock	(3,106,736)	(7,077,767)	(8,839,573)	(19,543,897)		(3,368,385)	(8,225,806)	6,063,317	607	34,846,863					26,621,664
Beneficial conversion feature related to Series A, B, C Preferred Stock										8,568,783		(8,568,783)			—
Beneficial conversion feature related to Series B & C Preferred Stock warrants										381,011		(381,011)			—
Beneficial conversion feature related to March 2005 Senior Notes										2,361,900					2,361,900
Beneficial conversion feature related to November 2005 Notes										2,000,000					2,000,000
Issuance of common stock and warrants, net of fees of $0.8 million								4,080,837	408	9,388,226	1,400,287				10,788,921
Issuance of common stock in connection with conversion of tbg II loan								282,885	28	2,438,570					2,438,598
Issuance of common stock in connection with conversion of 2002 bridge loan and accrued interest and exercise of warrants					(3,634,017)			4,454,583	445	9,617,286					9,617,731
Issuance of common stock in connection with conversion of March 2005 Senior Notes and accrued interest								1,126,758	113	3,199,887					3,200,000
Issuance of common stock in connection with conversion of November 2005 Notes and accrued interest								711,691	71	2,021,138					2,021,209
Issuance of common stock, options and warrants related to the merger with Maxim								5,793,117	582	41,387,230					41,387,812
Stock-based compensation expense										3,543,432					3,543,432
Stock-based compensation expense issued to third party										51,994					51,994
Foreign currency translation adjustment and unrealized gains on marketable securities.													(276,370)		(276,370)	(276,370)
Net loss												(60,451,485)			(60,451,485)	(60,451,485)

Balance at September 30, 2006	—	$—	—	$—	$—	—	$—	24,537,526	$2,456	$121,133,508	$1,400,287	$(137,154,278)	$(960,800)	$(75,000)	$(15,653,827)	$(60,727,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(60,451,485)	$(5,146,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	999,964	42,301
Loss on disposal of assets, net	62,675	—
Foreign exchange gain	(84,469)	(325,508)
Acquired in-process research and development	33,361,667	—
Stock-based compensation expense	3,595,426	28,399
Amortization of deferred financing costs and discount on loans	641,150	335,924
Write off of deferred initial public offering costs	—	1,740,918
Beneficial conversion feature expense	4,361,900	—
Change in value of warrants and derivatives	(363,270)	(724,073)
Changes in operating assets and liabilities, net of merger assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	857,871	(23,331)
Decrease in other assets	112,904	2,163
Increase (decrease) in accounts payable	52,258	(36,649)
Increase (decrease) in accrued research contract costs	594,292	(149,683)
Increase in accrued interest — current	147,126	408,420
(Decrease) increase in other accrued liabilities	(1,114,435)	202,189
Merger restructuring and litigation payments	(1,047,721)	—
Increase in deferred revenue	—	500,000
Recognition of deferred revenue	(697,017)	(1,134,072)
Increase in accrued interest	52,852	53,616
Increase in contingent interest	123,969	115,825
Reversal of contingent interest expense	(994,105)	—
Decrease in other liabilities	(8,101)	(13,534)

Net cash used in operating activities	(19,796,549)	(4,123,710)

Cash flows from investing activities:
Cash acquired in merger	3,536,620	—
Maturities of marketable securities	10,379,249	—
Establishment of restricted cash	(80,244)	—
Purchases of property and equipment	(10,797)	(2,985)
Payment of acquisition related costs	(3,639,985)	—
Proceeds from sale of web site	100,000	—
Proceeds from sale of property and equipment	126,585	2,104

Net cash provided by (used) in investing activities	10,411,428	(881)

Cash flows from financing activities:
Proceeds from issuance of stock options	184,500	17,550
Proceeds from issuance of common stock and warrants, net	10,801,521	—
Proceeds from loans and warrants	10,000,000	4,000,010
Repayment of loan	(770,769)	—
Deferred financing costs	(257,432)	(56,454)
Payments on capital lease obligations	(136,757)	—
Payment of failed initial public offering costs	(363,096)	(693,217)

Net cash provided by financing activities	19,457,967	3,267,889

Effect of exchange rate changes on cash and cash equivalents	(15,245)	42,122

Net increase (decrease) in cash and cash equivalents	10,057,601	(814,580)
Cash and cash equivalents at beginning of year	402,994	1,253,507

Cash and cash equivalents at end of period	$10,460,595	$438,927

	Nine Months Ended September 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$459,928	$217,502
Cash paid for income taxes	$3,256	$425
Supplemental disclosure of non-cash investing and financing activities:
Redeemable convertible preferred stock dividends	$13,488	$940,770
Beneficial conversion features in connection with conversion of preferred stock and warrant exercise	$8,949,794	$—
Beneficial conversion features in connection with conversion of convertible notes	$4,361,900	$—
Conversion of convertible preferred stock into common stock	$34,847,470	$—
Conversion of convertible loans and accrued interest and exercise of bridge warrants into common stock	$17,319,786	$—
Exercise of preferred stock warrants into common stock	$949,957	$—
Unpaid costs associated with issuance of common stock	$12,600	$—
Unpaid financing, initial public offering costs and acquisition costs	$593,569	$1,393,775
Merger with Maxim:
Assets acquired	$19,494,000	$—
Liabilities assumed	$3,047,000	$—
In-process technology	$33,362,000	$—
Merger liabilities	$4,684,000	$—
Common stock, options and warrants related to the merger with Maxim	$41,387,812	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company that focuses on the development of pharmaceutical products for the treatment of pain and cancer. The Company has a portfolio of nine product candidates in various stages of development: an oncology product candidate submitted for European registration, three pain product candidates that are ready to enter, or have entered, Phase IIb or Phase III clinical trials, three pain product candidates that have completed initial Phase II clinical trials and two oncology compounds, one of which is completing a Phase I clinical trial and the second of which is expected to enter clinical development in the next few months. EpiCept’s portfolio of pain management and oncology product candidates allows it to be less reliant on the success of any one product candidate.
The Company’s oncology product candidate is Ceplene, which is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML. The Companys late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. None of the Company’s product candidates has been approved by the U.S. Food and Drug Administration (“FDA”) or any comparable agency in another country.
The Company has yet to generate product revenues from any of its product candidates in development. During 2003, the Company entered into two strategic alliances, the first in July 2003 with Adolor Corporation (“Adolor’’) for the development and commercialization of certain products, including LidoPAIN SP in North America, and the second in December 2003 with Endo Pharmaceuticals, Inc. (“Endo’’) for the worldwide commercialization of LidoPAIN BP. On October 27, 2006, the Company was informed of the decision by Adolor to discontinue its licensing agreement with the Company for LidoPAIN SP. As a result, the Company now has the full worldwide development and commercialization rights to the product candidate. EpiCept has received a total of $10.5 million in upfront nonrefundable license and milestone fees in connection with these agreements. In connection with the merger with Maxim Pharmaceuticals Inc. (“Maxim”) on January 4, 2006, the Company acquired a license agreement with Myriad Genetics, Inc. (“Myriad”) under which the Company licensed its MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Myriad has initiated clinical trials for Azixa (MPC6827) for the treatment of brain cancer and other solid tumors. Under the terms of the agreement, Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. The agreement requires that Myriad make licensing, research and milestone payments to the Company assuming the successful commercialization of a compound for the treatment of cancer, as well as pay a royalty on product sales. The Company is eligible to receive an additional $106.5 million in milestone payments under the above mentioned relationships and, upon receipt of appropriate regulatory approvals, the Company will be entitled to royalties based on net sales of products. There is no assurance that any of these additional milestones will be earned or any royalties paid. The Company’s ability to generate additional revenue in the future will depend on its ability to meet development or regulatory milestones under its existing license agreements that trigger additional payments, to enter into new license agreements for other products or territories, and to receive regulatory approvals for, and successfully commercialize, its product candidates either directly or through commercial partners.
The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with the Company’s dependence on collaborative arrangements, risks associated with product development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with the FDA and other governmental regulations and approval requirements, as well as the ability to grow the Company’s business and the need to obtain adequate financing to fund its product development activities.
Recent Events
On September 20, 2006, the Company was notified by the Nasdaq Listings Qualification Department that it did not comply with the continued listing requirements of the Nasdaq Global Market because the market value of the Company’s listed securities had fallen below $50.0 million for ten consecutive days (pursuant to Rule 4450(b)(1)(A) of the Nasdaq Marketplace Rules). Nasdaq also informed the Company that it was not in compliance with Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50.0 million each for the most recently completed fiscal year or two of the last three most recently completed fiscal years. The Company had until October 20, 2006 to comply with the listing requirements. As of October 20, 2006, the Company did not regain compliance with the listing requirements and an appeal was requested. The Company’s securities on the Nasdaq Global Market remain listed pending a final decision of this appeal process.

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
In connection with the merger with Maxim, all of EpiCept’s outstanding preferred stock and convertible debt was automatically converted into EpiCept common stock, and all of the then outstanding stock purchase warrants were exercised or cancelled (see Notes 7 through 9). The conversion of the outstanding preferred stock and convertible debt and the exercise of the stock purchase warrants resulted in beneficial conversion feature (“BCF”) charges of $13.3 million representing the differences between the fair value of the Company’s common stock and the price at which certain instruments were converted or exercised.
2. Basis of Presentation
The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, the Company has incurred an accumulated deficit of $137.2 million as of September 30, 2006 and expects to incur operating losses, potentially greater than losses in prior years, for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company has financed its operations through the proceeds from the sales of common and preferred equity securities, debt, proceeds from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of its New Jersey net operating loss carryforwards. In August 2006, the Company entered into a $10.0 million senior secured term loan due August 2009 and issued warrants to purchase common stock at $2.65 per share for gross proceeds of $10.0 million. In February 2006, the Company sold approximately 4.1 million shares of common stock at $2.85 per share and issued warrants to purchase common stock at $4.00 per share for gross proceeds of $11.6 million.
The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its product candidates, primarily for clinical trials. Based upon the projected spending levels for the Company, the Company does not currently have adequate cash and cash equivalents to complete the clinical trials and therefore will require additional funding. As a result, the Company intends to monitor its liquidity position and the status of its clinical trials and to continue to actively pursue fund-raising possibilities through the sale of its equity securities or via other alternative sources of cash. If the Company is unsuccessful in its efforts to raise additional funds through the sale of its equity securities or achievement of development milestones, it may be required to significantly reduce or curtail its research and development activities and other operations if its level of cash and cash equivalents falls below pre-determined levels. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations into the second quarter of 2007.
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

The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, the condensed consolidated statement of preferred stock and stockholders’ deficit for the nine months ended September 30, 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of September 30, 2006 and the results of operations and cash flows for the periods ended September 30, 2006 and 2005 have been made. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC.
3. Summary of Significant Accounting Policies
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, the allocation of the preliminary purchase price of Maxim on January 4, 2006, and the costs of the exit plan related to the merger with Maxim. Actual results could differ from those estimates (see Notes 11 and 12).
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
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) FAS 123R, "Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123 focused primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company adopted FAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS 123R. Accordingly, prior period amounts have not been restated. As of the adoption of FAS 123R, there was no effect on the condensed consolidated financial statements because there was no compensation expense to be recognized. The Company had no unvested granted awards on January 1, 2006. The Company is now required to record compensation expense at fair value for all awards granted after the date of adoption and for the unvested portion of previously granted awards at their respective vesting dates.
Upon the completion of the merger with Maxim on January 4, 2006, Maxim option holders with a Maxim exercise price of $20.00 per share or less received a total of 0.4 million options to purchase shares of EpiCept common stock in exchange for the options to purchase Maxim common stock they held at the Maxim exercise price divided by the exchange ratio of 0.203969. During 2006, the Company issued approximately 2.5 million stock options with varying vesting provisions to its employees and board of directors. Based on the Black-Scholes valuation method (volatility — 69% — 83%, risk free rate — 4.28% — 5.10%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), the Company estimated $8.1 million of share-based compensation will be recognized as compensation expense over the vesting periods. During the three and nine months ended September 30, 2006, EpiCept recognized total employee share-based compensation of approximately $0.6 and $3.5 million, respectively, related to the options granted during 2006 ($1.7 million related to those which vested upon grant during the quarter ended March 31, 2006) and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options. The weighted average volatility for 2006 was 81%. During 2006, the Company did not grant stock options that contained either a market or a performance condition.
Had compensation cost for the Company’s stock based compensation plan been determined using the fair value of the options at the grant date prior to January 1, 2006, the Company’s net loss for the comparable three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss	$(449,433)	$(5,146,615)
Add back: Total stock-based employee compensation expense under the APB 25 intrinsic value method	—	22,222
Deduct: Total stock-based employee compensation expense determined under fair value based method	—	(26,244)

Net loss — pro forma	(449,433)	(5,150,637)
Deemed dividend and redeemable convertible preferred stock dividends	(313,590)	(940,770)

Pro forma loss attributable to common stockholders	$(763,023)	$(6,091,407)

Basic and diluted loss per common share:
As reported	$(0.45)	$(3.56)
Pro forma	$(0.45)	$(3.56)
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. No options were granted in 2005.

The following table presents the total employee and third party stock-based compensation expense resulting from stock options included in the condensed consolidated statement of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
General and administrative costs	$521,300	$3,246,158
Research and development costs	82,376	349,268

Stock-based compensation costs before income taxes	603,677	3,595,426
Benefit for income taxes (1)	—	—

Net compensation expense	$603,677	$3,595,426

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the nine months ended September 30, 2006 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Balance at January 1, 2006	439,501	$1.34
Granted	2,528,597	5.40
Issued in connection with acquisition of Maxim	374,308	24.25
Exercised	(101,250)	1.82
Forfeited	(61,042)	5.59
Expired	(38,962)	17.78

Balance at September 30, 2006	3,141,152	7.13	8.50	$186,233

Options exercisable at September 30, 2006	1,659,151	8.62	7.74	$186,233

The Company received $0.2 million from the exercise of 101,250 stock options during the nine months ended September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.2 million. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2006 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 was $3.70. The Company received $17,550 from the exercise of 12,125 stock options during the nine months ended September 30, 2005.
On January 4, 2006 the Company granted approximately 2.2 million stock options to its employees and board of directors. During the three and nine months ended September 30, 2006, the Company granted stock options of approximately 0.1 and 2.5 million, respectively, to its employees and board of directors. As of September 30, 2006, the total remaining unrecognized compensation cost related to the stock option plans amounted to $4.6 million, which will be amortized over the weighted-average remaining requisite service period of 2.48 years. Summarized Black Scholes valuation method assumptions for stock option grants to employees and directors for the three and nine months ended September 30, 2006 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Volatility	69%	69% - 83%
Risk free rate	4.68% - 5.05%	4.28% - 5.05%
Dividends	—	—
Weighted average life	5 Yrs	5 Yrs

Options issued to non-employees are valued using the fair value method (Black-Scholes option pricing model) under FAS 123R and EITF Issue 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The value of such options is periodically remeasured and income or expense is recognized during the vesting terms. Compensation expense will be adjusted at each reporting date based on the then fair value of the grant until fully vested. Summarized information for stock option grants to former directors for the three and nine months ended September 30, 2006 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Granted	20,000	40,000
Volatility	69% - 82%	69% - 82%
Risk free rate	4.59% - 4.91%	4.59% - 5.21%
Dividends	—	—
Weighted average life	5 Yrs	5 Yrs
Compensation expense	$26,000	$52,000
Expected Volatility. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than its actual volatility. In the third quarter of 2006, the Company’s actual stock volatility rate was higher than the volatility rates of comparable public companies. Therefore, the Company used its historical volatility rate of 82% for the third quarter of 2006 as management believes that this rate is a better estimate of future volatility.
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
Under the terms of the 2005 Equity Incentive Plan (the “2005 Plan”), 4 million of the Company’s 50 million authorized shares of the Company’s common stock may be granted as stock options to employees and directors of the Company from authorized shares not currently issued. The 2005 Plan became effective at the effective time of the merger with Maxim on January 4, 2006. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. As of September 30, 2006, 1.7 million stock options remain available for future year grants under the 2005 Plan. All stock options granted in 2006 were from the 2005 Plan. Under the terms of the 1995 Stock Option Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of September 30, 2006.
Under the terms of the 2005 Employee Stock Purchase Plan, 0.5 million shares of the Company’s common stock have been reserved for sale. The Employee Stock Purchase Plan became effective at the effective time of the merger with Maxim on January 4, 2006. As of September 30, 2006, no shares have been issued.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Marketable Securities
The Company has determined that all its marketable securities should be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in Stockholders’ Deficit under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At September 30, 2006, marketable securities included $1.0 million of corporate debt securities.
The following is a summary of the Company’s marketable securities at September 30, 2006. Determination of estimated fair value is based upon quoted market prices.

September 30, 2006
	Gross	Gross
	amortized	unrealized	Fair
	cost	losses	Value
Corporate debt securities	$1,001,117	$(6,117)	$995,000
The above available-for-sale marketable securities by contractual maturities are all due within one year.
Investments in a net unrealized loss position at September 30, 2006 are as follows:

		Less than 12 Months of		Greater than 12 Months
		temporary impairment		of temporary impairment		Total temporary impairment
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Investments	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	1	$995,000	$(6,117)	$0	$0	$995,000	$(6,117)
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.3 million are secured by restricted cash in the same amount at September 30, 2006.
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

4. Supplemental Financial Information
Loss per Share
Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding excludes shares underlying the Company’s Series A convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (collectively the “Preferred Stock’’), stock options and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares as of September 30, 2006 and 2005 are summarized as follows:

	September 30,	September 30,
	2006	2005
Common stock options	3,141,152	445,000
Warrants	1,749,934	6,374,999
Series A convertible preferred stock	—	1,148,571
Series B redeemable preferred stock	—	896,173
Series C redeemable preferred stock	—	2,549,876

Total shares excluded from calculation	4,891,086	11,414,619

Upon the closing of the merger with Maxim on January 4, 2006, all of EpiCept’s then outstanding warrants, Preferred Stock and convertible debt was converted into or exercised for common stock or cancelled. The Company issued options to purchase approximately 0.4 million shares at an exercise price of $3.24 — $77.22 per share of EpiCept common stock in exchange for Maxim’s outstanding options upon the closing of the merger. In addition, the Company issued warrants to purchase approximately 0.3 million shares at an exercise price range of $13.48 — $37.75 per share of EpiCept common stock in exchange for Maxim’s warrants.
Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2006	2005
Prepaid expenses	$323,882	$10,087
Prepaid insurance	315,805	26,305
Prepaid taxes	22,145	27,722
Miscellaneous receivable	50,866	—
Accrued interest on marketable securities	17,929	—

Total	$730,627	$64,114

Certain prepaid expenses and other current assets were assumed as a result of the merger with Maxim on January 4, 2006 (see Note 11).

Deferred Financing and Acquisition Costs:
The Company incurred deferred acquisition costs related to the merger with Maxim in the amount of $3.7 million, of which only a nominal amount was unpaid at September 30, 2006. Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. The Company incurred deferred financing costs related to the August 2006 senior secured term loan (See Note 7) in the amount of $0.8 million, of which $0.6 million was unpaid at September 30, 2006.
Deferred financing and acquisition costs are summarized below:

	September. 30,	December 31,
	2006	2005
Deferred acquisition costs	$—	$2,127,952
Deferred financing costs	709,228	77,023

Total	$709,228	$2,204,975

Property and Equipment:
Property and equipment consist of the following:

	September. 30,	December 31,
	2006	2005
Furniture, office and laboratory equipment	$1,795,984	$499,897
Leasehold improvements	473,066	125,645

	2,269,050	625,542
Less accumulated depreciation	(1,422,036)	(567,315)

	$847,014	$58,227

Depreciation expense was approximately $0.9 million and $42,000 for the nine months ended September 30, 2006 and 2005, respectively. The net leasehold improvements acquired in the merger with Maxim totaled approximately $0.4 million, of which $0.2 million relates to a lease the Company terminated on July 1, 2006. In accordance with EITF 05-6 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” the Company amortized the leasehold improvements over six months with respect to the terminated leased premise. The remaining net property and equipment acquired in the merger with Maxim totaled approximately $1.6 million (see Note 11). The Company is depreciating the remaining Maxim property and equipment over two years.
The Company sold excess equipment during the nine months ended September 30, 2006, resulting in a loss of $0.2 million. The Company sold one of its web site addresses in 2006 resulting in a gain of $0.1 million.
Other Comprehensive Loss
Total other comprehensive loss for the nine months ended September 30, 2006 was $0.3 million, consisting of a foreign currency translation loss of approximately $0.4 million and net unrealized gain on available-for-sale securities of $0.1 million. For the nine months ended September 30, 2005, the Company’s only element of comprehensive loss other than net loss was foreign currency translation gain of $0.6 million.
Recent Accounting Pronouncements
In September 2006, FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier application encouraged. The Company is evaluating the impact of adopting FAS 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. SAB 108 will not have an impact on the Company’s financial statements.
5. License Agreements
Adolor Corporation
Under a license agreement signed in July 2003, the Company granted Adolor the exclusive right to commercialize a sterile topical patch containing an analgesic alone or in combination, including LidoPAIN SP, throughout North America. Since July 2003, the Company received non-refundable payments of $3.0 million, which were being deferred and recognized as revenue ratably over the estimated product development period. For the three months ended September 30, 2006 and 2005, the Company recorded revenue from Adolor of approximately $0.1 million and $0.5 million, respectively. For the nine months ended September 30, 2006 and 2005, the Company recorded revenue from Adolor of approximately $0.4 million and $0.8 million, respectively. Recognition of deferred revenue declined approximately $0.1 million in the third quarter 2006 due to a change in management’s estimate of the appropriate development period. Since inception to date, the Company recorded revenue of $1.8 million (See Note 15). On October 27, 2006, the Company was informed of the decision by Adolor to discontinue its licensing agreement with the Company for LidoPAIN SP, its sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound. As a result, the Company now has the full worldwide development and commercialization rights to the product candidate.
Endo Pharmaceuticals Inc.
In December 2003, the Company entered into a license agreement with Endo under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. For each of the three months ended September 30, 2006 and 2005, the Company recorded revenue from Endo of approximately $0.1 million. For each of the nine months ended September 30, 2006 and 2005, the Company recorded revenue from Endo of approximately $0.3 million. Since inception to date, the Company recorded revenue of $1.2 million. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
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

Myriad Genetics, Inc.
In November 2003, Maxim entered into an agreement with Myriad under which it licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to perform Myriad’s obligations during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to Maxim totaling up to $27 million, of which $3 million was paid and recognized as revenue prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In September 2006, Myriad announced positive clinical trial results for Azixa (MPC6827) and expects to initiate a Phase II clinical trial for the drug during the fourth quarter of 2006, which will trigger a milestone payment to EpiCept. Following the merger with Maxim, the Company assumed Maxim’s rights and obligations under this license agreement.
6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	September 30	December 31,
	2006	2005
Accrued professional fees	$662,194	$811,647
Other accrued liabilities	856,053	399,527

Total other accrued liabilities	$1,518,247	$1,211,174

Certain other accrued liabilities were assumed as a result of the merger with Maxim on January 4, 2006 (see Notes 11 and 12).
7. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	September 30,	December 31,
	2006	2005
Ten-year, non-amortizing loan due December 31, 2007(A)	$1,943,574	$1,813,808
Ten-year, non-amortizing convertible loan due December 31, 2007(B)	—	2,418,411
Term loan due June 30, 2007(C)	958,510	1,604,014
Convertible bridge loans due October 30, 2006(D)	—	4,850,000
March 2005 senior notes due October 30, 2006(E)	1,000,000	4,000,000
November 2005 senior notes due October 30, 2006(F)	—	2,000,000
July 2006 note payable due July 1, 2012(G)	535,121	—
August 2006 senior secured term loan due August 30, 2009(H)	10,000,000	—

Total notes and loans payable, before debt discount	14,437,205	16,686,233
Less: Debt discount	864,067	433,814

Total notes and loans payable	13,573,138	16,252,419
Less: Notes and loans payable, current	3,783,830	11,547,200

Notes and loans payable, long-term	$9,789,308	$4,705,219

(A)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan bears interest at 6% per annum. tbg also receives additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. To date, EpiCept GmbH has had no annual surplus. The Company considers the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company has assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement.

At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the note for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to the lender from the annual surplus of EpiCept GmbH. The Company is accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. Accrued interest attributable to these additional amounts totaled $0.5 million each at September 30, 2006 and December 31, 2005, respectively. The effective rate of interest of this loan is 9.7%.

(B)	In February 1998, EpiCept GmbH entered into a ten-year non-amortizing convertible term loan in the amount of €2.0 million with tbg. The loan was non-interest bearing; however, the loan agreement provided for potential future annual payments from surplus of EpiCept GmbH up to 6% of the outstanding loan principal balance, not to exceed 9% of all payments made from surplus of EpiCept GmbH and limited to 7% of the total financing from tbg. Upon the closing of the merger with Maxim, on January 4, 2006 this loan was converted into 282,885 shares of the Company’s common stock at $8.08 per share.

(C)	In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH (“IKB”), guaranteed by the Company. The interest rate on the loan is currently 20% per year. Quarterly principal payments are €0.2 million (approximately $0.3 million as of September 30, 2006) except for the payment due December 31, 2006, which will be approximately €0.4 million (approximately $0.5 million as of September 30, 2006). The repayment schedule in effect December 31, 2004 was amended in February 2005 in which payments due December 31, 2004 and March 31, 2005 were deferred until March 31, 2007 and June 30, 2007. As a result of the deferral, the maturity date has been extended until June 30, 2007.

The loan agreement provides for contingent interest of 4% per annum of the principal balance, becoming due only upon the Company’s realization of a profit, as defined in the agreement. The Company has not realized a profit through September 30, 2006. The Company values the contingent interest as a derivative using the fair value method in accordance with SFAS 133. Changes in the fair value of the contingent interest are recorded as an adjustment to interest expense. During the quarter ended September 30, 2006, the Company determined that it was unlikely to be profitable in 2007 as a result of the LidoPAIN SP Phase III clinical trial in Europe. Accordingly, the Company determined that the fair value of the contingent interest should be valued at $0 as of September 30, 2006 and accordingly reversed contingent interest of $1.0 million for the three and nine months ended September 30, 2006. The fair value of the contingent interest was approximately $0.9 million as of December 31, 2005.

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

The terms of the original Senior Notes for the other two investors (the “Sanders Senior Notes”) were unchanged as a result of the merger. The Sanders Senior Notes included an embedded derivative under FAS 133 “Accounting for Derivatives and Hedging Activities” (“FAS 133”) related to the prepayment option. At the time of the issuance of the Sanders Senior Notes, FAS 133 required the Company to value the embedded derivative at fair market value, which approximated $0.1 million. At September 30, 2006, the embedded derivative had a nominal value. The value of the derivative is marked to market each reporting period as a derivative gain or loss until the Sanders Senior Notes are repaid.

The stock purchase warrants held by the remaining two investors (the “Sanders Investors”) were amended on August 26, 2005 to provide that immediately prior to the effective time of the merger, the stock purchase warrants would be automatically exercised for 22,096 shares of common stock at an exercise price of $3.96.

(F)	In November 2005, the Company completed a private placement of $2.0 million aggregate principal amount of 8% Senior Notes due October 30, 2006 (the “November Senior Notes”). Upon the closing of the merger with Maxim on January 4, 2006, the November Senior Notes were converted into 711,691 shares of common stock. Since the conversion of the November Senior Notes was contingent upon the closing of the merger with Maxim, no accounting was required at the issuance date per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio.” (“EITF 98-5”) On January 4, 2006, upon the closing of the merger with Maxim, a BCF of $2.0 million was recorded as interest expense.

(G)	In July 2006, Maxim, a wholly-owned subsidiary of EpiCept, issued a six-year non-interest bearing promissory note to Pharmaceutical Research Associates, Inc. in the amount of $0.8 million in connection with the termination of its lease of certain property in San Diego. The fair value of the note (assuming an imputed 11.6% interest rate) and broker fees was approximately at $0.8 million at issuance. The note is payable in seventy-two equal installments of approximately $11,000 per month. The Company terminated the lease as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006 (see Note 12).

(H)	In August 2006, the Company entered into a senior secured term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan is 11.7% per year. In addition, five year common stock purchase warrants were issued to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. The basic terms of the loan require monthly payments of interest only through March 1, 2007, with 30 equal monthly payments of principal and interest commencing April 1, 2007. Any outstanding balance of the loan and accrued interest will be repaid on August 30, 2009. Upon meeting certain conditions as defined in the term loan, the Company has the option to extend the interest only and/or repayment periods up to a maximum of 1 year. The effective interest rate of this loan is 13.6%. Total issuance costs of $0.8 million are being deferred and amortized to interest expense over the life of the term loan. The Company amortized issuance costs of $0.1 million for the three months ended September 30, 2006.

The warrants issued to Hercules meet the requirements of and are being accounted for as a liability in accordance with Emerging Issue Task Force 00-19 “Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. For the three months ended September 30, 2006 the Company recognized approximately $42,000 of non-cash interest expense related to the accretion of the debt discount. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. At September 30, 2006, fair value of the warrants was $0.5 million. For the each of the three and nine months ended September 30, 2006, the Company recognized the change in the value of warrants and derivatives of approximately $0.4 million, as a gain on the condensed consolidated statement of operations.

In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property. The security interest in the intellectual property will be released under certain circumstances upon reaching certain milestones.
8. Preferred Stock
On January 4, 2006, immediately prior to the completion of the merger with Maxim, the Company issued common stock to certain stockholders upon the conversion or exercise of all outstanding preferred stock. The following tables illustrate the carrying value and the amount of shares issued for Preferred Stock converted or exercised into the Company’s common stock on January 4, 2006:

	Carrying	Common
Series of Preferred Stock	Value	Shares Issued
A	$8,225,806	1,501,349
B	7,077,767	1,186,374
C	19,543,897	3,375,594

Total	$34,847,470	6,063,317

The outstanding amount of Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock includes accreted dividends through January 4, 2006. Upon the closing of the merger with Maxim, the Company recorded a BCF relating to the anti-dilution rights of each of the series of Preferred Stock of approximately $2.1 million, $1.7 million, and $4.8 million, respectively, related to the conversion of the Preferred Stock. In accordance with EITF 98-5, and EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the nine months ended September 30, 2006.
9. Warrants
On January 4, 2006, immediately prior to the completion of the merger with Maxim, the Company issued common stock to certain stockholders upon the conversion or exercise of all outstanding warrants. The following tables illustrate the carrying values and the amount of shares issued for warrants converted or exercised into the Company’s common stock on January 4, 2006:

	Carrying	Common
	Value	Shares Issued
Series B Preferred Warrants	$300,484	58,229
Series C Preferred Warrants	649,473	131,018
2002 Bridge Warrants	3,634,017	3,861,462
March 2005 Senior Note Warrants	42,248	22,096

Total	$4,626,222	4,072,805

Upon the closing of the merger with Maxim, the Company recorded a BCF relating to the anti-dilution rights of each of the Series B convertible preferred stock warrants and the Series C redeemable convertible preferred stock warrants (collectively “Preferred Warrants”) of approximately $0.1 million and $0.3 million, respectively related to the conversion of the Preferred Warrants into common shares. In accordance with EITF 98-5 and EITF 00-27, the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Warrants would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the nine months ended September 30, 2006.
Upon the closing of the merger with Maxim on January 4, 2006, the Company issued warrants to purchase approximately 0.3 million shares at an exercise price range of $13.48 — $37.75 per share of EpiCept common stock in exchange for Maxim’s warrants.
On February 9, 2006, the Company raised $11.6 million gross proceeds through a private placement of common stock and common stock purchase warrants. Five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 1 million of the Company’s common stock at a price of $4.00 per share. The Company allocated the $11.6 million in gross proceeds between the common stock and the warrants based on their fair values. $1.4 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
On August 30, 2006, the Company entered into a senior secured term loan in the amount of $10.0 million with Hercules. Five year common stock purchase warrants were issued to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. The warrants meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19. The Company calculated the value of the warrants at the date of the transaction at approximately $0.9 million. The fair value of the warrants was determined utilizing the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. At September 30, 2006, the fair value of the warrants was $0.5 million.
10. Common Stock
On February 9, 2006, the Company raised $11.6 million gross proceeds through a private placement of common stock and common stock purchase warrants. Approximately 4.1 million shares were sold at a price of $2.85 per share. In addition, five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 1 million of the Company’s common stock at a price of $4.00 per share. The Company allocated the $11.6 million in gross proceeds between the common stock and the warrants based on their fair values.
During the nine months ended September 30, 2006, 101,250 shares of common stock were issued from the exercise of stock options resulting in proceeds of $0.2 million. During the nine months ended September 30, 2005, 12,125 shares of common stock were issued upon the exercise of stock options resulting in proceeds of approximately $18,000.
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
The transaction purchase price totaled approximately $45.1 million, including merger costs of $3.7 million, and has been allocated based on a preliminary valuation of Maxim’s tangible and intangible assets and liabilities (table in thousands), as follows:

Cash, cash equivalents and marketable securities	$15,135
Prepaid expenses	1,323
Property and equipment	2,034
Other assets	456
In-process technology	33,362
Intangible assets (assembled workforce)	546
Total current liabilities	(7,731)

Total	$45,125

The assets acquired included development of innovative cancer therapeutics which includes Ceplene (histamine dihydrochloride). The purchase price was allocated to the assets acquired based on their fair values as of the date of the acquisition. Of the $45.1 million purchase price, $33.7 million was originally assigned to in-process research and development and immediately expensed to research and development during the three month period ending March 31, 2006. Total in-process research and development expense amounted to $33.4 million for the nine months ended September 30, 2006. During the three months ended September 30, 2006, a reduction of approximately $0.1 million was assigned to in-process research and development based on a revised estimate of purchase price allocation. Of the remaining amount of the total purchase price, approximately $0.5 million was allocated to intangible assets and will be amortized over six years. Maxim’s results of operations were included in EpiCept’s consolidated statement of operations beginning on January 5, 2006. The Company committed to and approved an exit plan for consolidation of certain Maxim facilities, and assumed the liability for ongoing Maxim litigation and severance associated with personnel reductions. In connection with the exit plan (see Note 12), the Company originally recognized merger restructuring and litigation accrued liabilities of $4.6 million which were included in the allocated purchase price of Maxim and subsequently increased to $4.7 million as of September 30, 2006.
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
The following unaudited pro forma information for the three and nine months ended September 30, 2005 presents a summary of the Company’s consolidated results of operations as if the merger with Maxim had taken place January 1, 2005 (in thousands except per share information):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Total revenue	$682	$2,451
Net loss	(6,462)	(24,012)
Pro forma basic and diluted earnings per share	$(0.44)	$(1.24)
12. Merger Restructuring and Litigation Accrued Liabilities
Merger restructuring and litigation accrued liabilities consist of the following:

	Balance at				Balance at
	January 4,		Change in	Reclassified as	September 30,
	2006	Payments	Estimates	Note Payable	2006
Severance	$1,159,919	$(597,419)	$—	$—	$562,500
Lease	1,099,636	(200,302)	(342,963)	(556,371)	—
Litigation	2,350,000	(250,000)	416,700	—	2,516,700

Total merger restructuring and litigation accrued liabilities	$4,609,555	$(1,047,721)	$73,737	$(556,371)	3,079,200

Less: amounts due within one year					2,966,700

Merger restructuring and litigation accrued liabilities - long term					$112,500

In connection with the merger with Maxim on January 4, 2006, the Company originally recorded estimated merger-related liabilities for severance, lease termination, and legal settlements of $1.2 million, $1.1 million and $2.3 million, respectively. During the second quarter of 2006, the gross amounts of merger-related liabilities for lease termination and legal settlements were revised to $0.8 million and $2.8 million, respectively. In July 2006, the Company issued a six year non-interest bearing note in the amount of $0.8 million for the lease termination. Total future payments including broker fees amount to $1.0 million. The fair value of the note (assuming an imputed 11.6% interest rate) and broker fees was estimated at $0.8 million at issuance. This amount is now being classified as a note payable on the condensed consolidated balance sheet. The note is payable in seventy-two equal installments of approximately $11,000 per month. In addition, the Company increased its legal accrual by approximately $0.4 million during the second quarter of 2006 to $2.8 million, of which approximately $0.3 million was paid in cash as of September 30, 2006, for the settlement of certain Maxim outstanding lawsuits. In October 2006, the Court gave final approval to a settlement in which the Company made a payment of approximately $0.7 million and issued approximately 0.2 million shares of EpiCept common stock with a fair market value of $0.4 million. Maxim’s insurer also made a payment in the amount of approximately $1.1 million (See Note 13).

13. Legal Proceedings
The following legal proceedings relate to Maxim and were assumed upon the completion of the merger on January 4, 2006:
On October 7, 2004 plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In October 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger of EpiCept and Maxim. The amended complaint was rejected by the court, pending the lifting of the stay. The complaint was tendered to Maxim’s insurance carrier, which has denied coverage. Maxim disputed the position taken by the insurance carrier and EpiCept fully intends to enforce its rights under the policy. On March 7, 2006, the Company entered into a settlement agreement with the plaintiff whereby EpiCept will pay $0.1 million in EpiCept common stock to cover the plaintiff’s legal expenses. The settlement is subject to customary conditions such as the execution of settlement documents, the final court approval of the settlement and dismissal of the Putnam claims with prejudice. The Company accrued a $0.1 million liability in the purchase price allocation (see Notes 11 and 12). On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of other stockholders similarly situated, filed a complaint in the United States District Court for the Southern District of California against Maxim, one officer of Maxim and one former officer of Maxim, alleging violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefor. Thereafter, two similar complaints were filed in the Southern District of California. These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint. No discovery was conducted. In October 2005, the United States District Court of the Southern District of California granted Maxim’s motion to dismiss the consolidated amended complaint, but granted plaintiffs leave to amend. The cases were tendered to Maxim’s insurance carrier, Carolina Casualty Insurance Company (“Carolina Casualty”), which denied coverage. On June 22, 2006, the parties entered into a stipulation of settlement, for $1.0 million in cash and $1.3 million in EpiCept common stock, and Maxim’s insurance carrier agreed to contribute approximately $0.8 million towards that settlement. Final approval of this settlement occurred on September 27, 2006. The Company accrued a $1.3 million liability in the purchase price allocation (see Notes 11 and 12). The Company paid approximately $0.3 million in cash in July 2006 and in October 2006 issued approximately 0.7 million shares of common stock in settlement of this suit. On May 3, 2005, plaintiff Carolina Casualty filed a complaint in the United States District Court for the Southern District of California against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, seeking a declaratory judgment from the court that Maxim’s D&O insuran ce policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004. Maxim answered the complaint and filed counterclaims against Carolina Casualty. No discovery was conducted and the court issued a stay of the entire proceedings, pending events in the federal suit filed by Richard Bassin. On July 12, 2006 the parties entered into a formal settlement and release, in which Carolina Casualty paid $0.8 million towards settling the Bassin matter. This lawsuit has been dismissed with prejudice.
In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against Maxim and two of its officers, alleging fraud and negligent misrepresentation in connection with Maxim’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that Maxim has no liability for such claims and awarded recovery of Maxim’s reasonable attorneys’ fees and costs of approximately $0.9 million as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect, and in June 2004, the plaintiffs filed an appeal. In December 2004, the Court of Appeal reversed the judgment of the Superior Court on the grounds that the claims were not arbitrable under the terms of the Merger Agreement and remanded the lawsuit to the trial court for further proceedings. In September 2005, plaintiffs filed an amended complaint adding state law securities claims against the defendants. The defendants denied all material allegations in the amended complaint and undertook a vigorous defense of the litigation. After extensive document discovery, the parties agreed to mediate the dispute, and the trial date was continued to November 10, 2006. On May 8, 2006, the parties commenced mediation. On July 14, 2006, the parties agreed in principle to settle all claims. The settlement was consummated on October 2, 2006, and the case finally dismissed with prejudice by the Superior Court for the State of California, County of San Diego, on October 12, 2006. Under the terms of the settlement agreement, the Company made a payment of approximately $0.7 million and issued approximately 0.2 million shares of EpiCept common stock to the plaintiffs. Maxim’s insurer also made a payment in the amount of approximately $1.1 million. The Company accrued a $1.2 million liability in the purchase price allocation (see Notes 11 and 12).

14. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three and nine months ending September 30, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
United States	$176,553	$329,914	$519,032	$681,415
Germany	43,720	255,057	214,431	452,657

	$220,273	$584,971	$733,463	$1,134,072

Net income (loss)
United States	($6,105,288)	($349,332)	($60,293,785)	($4,464,872)
Germany	601,287	(100,101)	(157,700)	(681,743)

	($5,504,001)	($449,433)	($60,451,485)	($5,146,615)

Geographic information as of September 30, 2006 and 2005 are as follows:

	September 30,	September 30,
	2006	2005
Total Assets
United States	$14,540,881	$1,479,246
Germany	118,014	80,629

	$14,658,895	$1,559,875

Long Lived Assets, net
United States	$840,643	$59,507
Germany	6,371	26,795

	$847,014	$86,302

15. Subsequent Event
On October 27, 2006, the Company was informed of the decision by Adolor to discontinue its licensing agreement with the Company for LidoPAIN SP, its sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound. As a result, the Company now owns the full worldwide development and commercialization rights to the product candidate.

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
Overview
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company that focuses on the development and commercialization of pharmaceutical products for the treatment of pain and cancer. The Company has a portfolio of nine product candidates in various stages of development: an oncology product candidate submitted for European registration, three pain product candidates in late-stage development that are ready to enter, or have entered, Phase IIb or Phase III clinical trials, three pain product candidates that have completed initial Phase II clinical trials, and two oncology compounds, one of which has completed a Phase I clinical trial and the second of which is expected to enter clinical development in the next several months. EpiCept’s portfolio of pain management and oncology product candidates allows it to be less reliant on the success of any one product candidate.
The Company’s oncology product candidate, Ceplene, was submitted for European registration. Ceplene is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML. EpiCept’s late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. The Company’s portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. These product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration (“FDA”) approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain. None of the Company’s product candidates has been approved by the FDA or any comparable agency in another country.
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
None of EpiCept’s product candidates has been approved by the FDA or any comparable foreign agencies. EpiCept has yet to generate revenues from product sales. EpiCept currently has license agreements with the following partners: Endo Pharmaceuticals, for the worldwide commercialization of certain products, including LidoPAIN BP; and Myriad Genetics, Inc. (“Myriad”), for the development and commercialization of the MX90745 family of compounds including Azixa (MPC6827). A license agreement with Adolor Corporation (“Adolor”) terminated in October 2006.
Since inception, EpiCept has incurred significant net losses each year. EpiCept’s net loss for the nine months ended September 30, 2006 was $60.5 million and it had an accumulated deficit of $137.2 million as of September 30, 2006. EpiCept’s recurring losses from operations and its accumulated deficit raise substantial doubt about its ability to continue as a going concern. EpiCept’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. EpiCept’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses.

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
EpiCept has two wholly-owned subsidiaries, Maxim, based in San Diego, CA and EpiCept GmbH, based in Munich, Germany, which is engaged in research and development activities on EpiCept’s behalf.
On October 27, 2006, the Company was informed of the decision by Adolor to discontinue its licensing agreement with the Company for LidoPAIN SP, its sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound. As a result, the Company now owns the full worldwide development and commercialization rights to the product candidate. As a result of the termination of the contract, the Company will recognize approximately $1.2 million of deferred revenue during the fourth quarter 2006. The Company originally received non-refundable payments of $3.0 million, which were deferred and were being recognized as revenue ratably over the estimated product development period. Since inception through September 30, 2006, the Company recognized approximately $1.8 million as revenue.
In October 2006, the Company submitted a Market Authorization Application (“MAA”) to the European Medicines Agency for the Evaluation of Medicinal Products (“EMEA”) for Ceplene, the Company’s lead oncology product candidate, administered in conjunction with interleukin-2 (IL-2), for the maintenance of first remission in patients with acute myeloid leukemia, or AML.
In September 2006, the Company submitted an investigational new drug (“IND”) application to the FDA to begin Phase I clinical studies of EPC2407 in cancer patients. EPC2407 is a new chemical entity discovered at the company with vascular disruptive activity as well as inducing apoptosis or programmed cell death as evidenced by pre-clinical studies. The Phase I clinical trial is intended to determine the maximally tolerated dose in patients with vascularized tumors as well as any signs of anti-tumor efficacy. The Phase I clinical trial for EPC2407 is expected to commence in the fourth quarter of 2006.
In September 2006, Myriad reported positive clinical results for Azixa™ , a compound discovered by EpiCept and licensed to Myriad. Myriad expects to begin Phase II trials for Azixa™ later this fall.
In September 2006, the Company announced that LidoPAIN SP did not meet its co-primary endpoints in a Phase III clinical trial in Europe. The Phase III clinical trial was a randomized, double-blind, placebo-controlled trial of 440 patients who underwent hernia repair surgery. The trial results indicate that LidoPAIN SP did not achieve a statistically significant effect relative to placebo with respect to the primary endpoint of self-assessed pain intensity between 4 and 24 hours. The Company is studying the impact of these findings in conjunction with other data generated from the trial in order determine what changes in trial design could be made to improve the likelihood of a positive result in a subsequent trial.
In September 2006, The Company was notified by the Nasdaq Listings Qualification Department that it did not comply with the continued listing requirements of the Nasdaq Global Market because the market value of the Company’s listed securities had fallen below $50.0 million for ten consecutive days (pursuant to Rule 4450(b)(1)(A) of the Nasdaq Marketplace Rules). Nasdaq also informed the Company that it was not in compliance with Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50.0 million each for the most recently completed fiscal year or two of the last three most recently completed fiscal years. The Company had until October 20, 2006 to comply with the listing requirements. As of October 20, 2006, the Company did not regain compliance with the listing requirements and an appeal was requested. The Company’s securities remain listed pending final resolution of the appeal process.
In August 2006, EpiCept entered into a senior secured term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan is 11.7% per year. In addition, five year common stock purchase warrants were issued to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. Gross proceeds of $10.0 million was received.
In July 2006, Maxim, a wholly-owned subsidiary of EpiCept, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., (“PRA”). The note is payable in seventy-two equal installments of approximately $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006 (see Note 12 to the unaudited condensed consolidated financial statements).
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
In connection with the merger, Maxim option holders who held options granted under Maxim’s Amended and Restated 1993 Long Term Incentive Plan (“1993 Plan”), and options granted under the other Maxim stock option plans, with a Maxim exercise price of $20.00 per share or less, received a total of 0.4 million options to purchase EpiCept common stock at an exercise price range of $3.24 — $77.22 per share in exchange for the options to purchase Maxim common stock they held at the Maxim exercise price divided by the exchange ratio of 0.203969. Maxim obtained agreements from each holder of options granted under the 1993 Plan, with a Maxim exercise price above $20.00 per share, to terminate those options immediately prior to the completion of the merger and agreed to take action under the other plans so that each outstanding Maxim option granted under the other Maxim stock option plans that has an exercise price above $20.00 per share terminated on or prior to the completion of the merger. In addition, the Company issued warrants to purchase approximately 0.3 million shares at an exercise price range of $13.48 — $37.75 per share of EpiCept common stock in exchange for Maxim’s outstanding warrants.
Purchase Price Allocation
The total purchase price of $45.1 million includes costs of $3.7 million to complete the transaction and has been allocated based on a preliminary valuation of Maxim’s tangible and intangible assets and liabilities based on their fair values (table in thousands) as follows:

Cash, cash equivalents and marketable securities	$15,135
Prepaid expenses	1,323
Property and equipment	2,034
Other assets	456
In-process technology	33,362
Intangible assets (assembled workforce)	546
Total current liabilities	(7,731)

Total	$45,125

The Company initially acquired in-process research and development assets of approximately $33.7 million, which were immediately expensed to research and development on January 4, 2006. A reduction of approximately $0.1 and $0.3 million of in-process research and development expense was recognized during the three and nine months ended September 30, 2006. The reduction of $0.3 million was a result of the decrease in merger restructuring and litigation accrued liabilities by approximately $0.6 million due to the termination of one lease in San Diego, which was partially offset by an increase in legal litigation settlements of approximately $0.4 million. The Company acquired assembled workforce of approximately $0.5 million, which was capitalized and is being amortized over its useful life of 6 years. The Company also acquired fixed assets of approximately $2.0 million, which are being amortized over their remaining useful life.
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
In connection with the merger with Maxim on January 4, 2006, the Company originally recorded estimated merger-related liabilities for severance, lease termination, and legal settlements of $1.2 million, $1.1 million and $2.3 million, respectively. During the second quarter of 2006, the gross amounts of merger-related liabilities for lease termination and legal settlements were revised to $0.8 million and $2.8 million, respectively. In July 2006, in connection with the lease termination, Maxim issued a six year non-interest bearing note in the amount of $0.8 million to the new tenant. Total future payments including broker fees amount to $1.0 million. The fair value of the note and broker fees were $0.8 million and is now classified on the balance sheet as a note payable. In addition, the Company increased its legal accrual by $0.4 million during the second quarter of 2006 to $2.8 million. As of September 30, 2006, the Company paid $0.3 million for the estimated settlement cost of Maxim’s lawsuits based on the signing of a definitive agreement settling one suit. On October 2, 2006, The Superior Court for the State of California, County of San Diego, gave final approval to a settlement reached in the case entitled 3I Bioscience Trust, PLC et al. v. Maxim Pharmaceuticals, Inc. et al. Under the terms of the settlement agreement, the Company made an additional payment of approximately $0.7 million and issued approximately 0.2 million shares of EpiCept common stock with a market value of approximately $0.4 million to the plaintiffs. Maxim’s insurer also made a payment in the amount of approximately $1.1 million (See Notes 12 and 13). The Company recognized total estimated merger-related liabilities of $4.7 million, which were included in the allocated purchase price of Maxim, of which $1.0 million was paid through September 30, 2006.
Conversion and Exercise of Preferred Stock, Warrants and Notes, Loans and Financings
On January 4, 2006, immediately prior to the closing of the merger with Maxim, the Company issued common stock to certain stockholders upon the conversion or exercise of all outstanding preferred stock, convertible debt and warrants. The following tables illustrate the carrying value and the amount of shares issued for each instrument converted into the Company’s common stock as of January 4, 2006:

Preferred Stock:

	Carrying	Common
Series of Preferred Stock	Value	Shares Issued
A	$8,225,806	1,501,349
B	7,077,767	1,186,374
C	19,543,897	3,375,594

Total	$34,847,470	6,063,317

Upon the closing of the merger with Maxim, the Company recorded a beneficial conversion feature (“BCF”) charge relating to the anti-dilution rights of each of the Series A convertible preferred stock, the Series B redeemable convertible preferred stock and the Series C redeemable convertible preferred stock (collectively, the “Preferred Stock”) of approximately $2.1 million, $1.7 million, and $4.8 million, respectively related to the conversion of the Preferred Stock. In accordance with EITF Issue No. 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratio” (“EITF 98-5”) and EITF No. 00-27, “Application Of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 and charged to deemed dividends in the consolidated statement of operations for the nine months ended September 30, 2006.
Warrants:
The following table illustrates the carrying value and the amount of shares issued for warrants exercised into the Company’s common stock as of January 4, 2006:

	Carrying	Common
	Value	Shares Issued
Series B Preferred Warrants	$300,484	58,229
Series C Preferred Warrants	649,473	131,018
2002 Bridge Warrants	3,634,017	3,861,462
March 2005 Senior Note Warrants	42,248	22,096

Total	$4,626,222	4,072,805

Upon the closing of the merger with Maxim, the Company recorded a BCF relating to the anti-dilution rights of each of the Series B convertible preferred stock warrants and the Series C redeemable convertible preferred stock warrants (collectively “Preferred Warrants”) of approximately $0.1 million and $0.3 million, respectively related to the conversion of the Preferred Warrants into common shares. In accordance with EITF 98-5, and EITF 00-27, the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Warrants would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the nine months ended September 30, 2006.
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier application encouraged. EpiCept is evaluating the impact of adopting FAS No. 157 on our financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. SAB 108 will not have an impact on EpiCept’s financial statements.
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
EpiCept will recognize milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF 00-21; (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, EpiCept will recognize milestones as revenue in accordance with its accounting policy in effect for the respective contract. At the time of a milestone payment receipt, EpiCept will recognize revenue based upon the portion of the development services that are completed to date and defer the remaining portion and recognize it over the remainder of the development services on the proportional or ratable method, whichever is applicable. When payments are specifically tied to a separate earnings process, revenue will be recognized when the specific performance obligation associated with the payment has been satisfied. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements. Based on updated development plans received from Adolor, EpiCept increased the length of the estimated development period of LidoPAIN SP by fifteen months in the fourth quarter of 2005 and by an additional three months in the third quarter of 2006. The third quarter change in estimate had a $0.1 million negative impact on revenue in the quarter. Future changes in the estimated development period of LidoPAIN SP and on EpiCept’s estimate of costs to be incurred for the development of LidoPAIN BP could increase or decrease revenue recognized to date.
Stock-Based Compensation
In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) 123R (“FAS 123R”). This statement is a revision to FAS 123, "Accounting for Stock-Based Compensation” (“FAS 123”), supersedes Accounting Principle Board (“APB”) “Accounting for Stock Issued to Employees,”(“APB 25”) and amends FAS 95, “Statement of Cash Flows.” (“FAS 95”). FAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and requires public companies to recognize such transactions as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS 123R. Accordingly prior period amounts have not been restated. The Company is now required to record compensation expense at fair value for all future awards granted after the date of adoption. As of the adoption of FAS 123R, there was no effect on the condensed consolidated financial statements because there was no compensation expense to be recognized. The Company had no unvested granted awards on January 1, 2006. During 2006, the Company issued approximately 2.5 million stock options with varying vesting provisions to its employees and board of directors. Based on the Black-Scholes valuation method (volatility — 69% — 83%, risk free rate — 4.28% — 5.10%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), the Company estimated $8.1 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 2.48 years. During the three and nine months ended September 30, 2006, EpiCept recognized total share-based compensation of approximately $0.6 and $3.5 million, respectively, related to the options granted during 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during the 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
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

Summarized information for stock option grants to former directors for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Granted	20,000	40,000
Volatility	69% - 82%	69% - 82%
Risk free rate	4.59% - 4.91%	4.59% - 5.21%
Dividends	—	—
Weighted average life	5 Yrs	5 Yrs
Compensation expense	$26,000	$52,000
Accounting for equity instruments granted by EpiCept requires fair value estimates of the equity instrument granted or sold. If EpiCept’s estimates of fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted in exchange for the receipt of goods or services, EpiCept estimates the value of the equity instruments based upon the market price of the stock as of the date of the grant. Changes in the market price of EpiCept’s common stock and its stock price volatility could have a significant effect on the determination of future stock-based compensation. Due to limited specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than its actual volatility. In the third quarter of 2006, the Company’s actual stock volatility rate was higher than the volatility rates of comparable public companies. Therefore, the Company used its historical volatility rate of 82% for the third quarter of 2006 as management believes that this rate is a better estimate of future volatility.
Deferred Financing and Acquisition Costs
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. These costs are capitalized and amortized using the effective interest rate method over the life of the applicable financing. Deferred acquisition costs associated with the merger with Maxim of $3.7 million were included in the purchase price of Maxim. The Company incurred deferred financing costs related to the senior secured term loan from Hercules in the amount of $0.8 million, of which $0.6 million was unpaid at September 30, 2006. Deferred initial public offering costs of $1.7 million were expensed during the second quarter of 2005 following the withdrawal of the Company’s proposed initial public offering in May 2005.
Derivatives
As a result of certain financings, derivative instruments were created that EpiCept has measured at fair value and marks to market at each reporting period. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including EpiCept’s cost of capital, risk free rate of return, volatility in the fair value of EpiCept’s stock price, future foreign exchange rates of the U.S. dollar to the euro and future profitability of EpiCept’s German subsidiary. At each reporting date, EpiCept reviews applicable assumptions and estimates relating to fair value and records any changes in the statement of operations. The Company determined that as a result of a delay on potential licensing of a product candidate during the quarter ended September 30, 2006, the fair value of the contingent interest should be reduced to $0 and accordingly reversed contingent interest of $1.0 million for three and nine months ended September 30, 2006.
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
Results of Operations
Three months ended September 30, 2006 and 2005
Revenues. During the three months ended September 30, 2006 and 2005, the Company recognized deferred revenue of approximately $0.2 million and $0.6 million, respectively, from the upfront licensing fees and milestone payments received from Adolor and Endo. EpiCept recognized revenue from its agreement with Adolor on a straight line basis over the estimated development period of LidoPAIN SP, and it uses the proportional performance method to recognize revenue from its agreement with Endo with respect to LidoPAIN BP. The Company increased the length of its estimated development period with respect to the Adolor agreement during the third quarter 2006 which negatively impacted revenue by $0.1 million. In the fourth quarter of 2006, the Company anticipates that it will recognize all remaining deferred revenue of $1.2 million relating to the terminated Adolor license agreement. Accordingly, there will be no revenue in 2007 or thereafter related to this license agreement.
The current portion of deferred revenue as of September 30, 2006 of $2.3 million represents the Company’s estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Adolor and Endo.
General and administrative expense. General and administrative expense increased by $1.7 million to $2.5 million for the three months ended September 30, 2006 from $0.8 million for the three months ended September 30, 2005. A factor in the increase was the Company’s adoption of FAS 123R, which resulted in a $0.5 million charge for stock-based compensation during the three months ended September 30, 2006. The Company incurred higher costs as a public entity including: Sarbanes-Oxley compliance, legal, accounting and insurance of $0.7 million for the three months ended September 30, 2006 as compared to the same period in 2005. In addition, as a result of the merger with Maxim, EpiCept incurred $0.3 million in legal and other general and administrative expense related to the activities it is continuing at the San Diego facility including information technology and human resources.
Research and development expense. Research and development expense increased by $4.0 million to $4.4 million for the three months ended September 30, 2006 from $0.4 million for the three months ended September 30, 2005. As a result of the merger with Maxim, EpiCept continued development of two programs: the registration of Ceplene in Europe as remission maintenance therapy for AML, and an early stage program to discover and develop novel compounds that induce apoptosis and may be indicated for the treatment of certain cancers. The continuation of these programs contributed $3.1 million in research and development expenses during the three months ended September 30, 2006, including staffing and direct third party costs. EpiCept completed the enrollment of its Phase III trial for LidoPAIN SP in Europe and initiated manufacturing and commercial scale-up efforts with respect to its EpiCept NP-1 and LidoPAIN BP product candidates. In addition, the Company recorded $0.1 million of stock-based compensation expense during the three months ended September 30, 2006. The Company incurred higher payroll and recruiting fees of $0.1 million each for the three months ended September 30, 2006 as compared to the same period in 2005.
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
Acquired In-Process Research and Development. In connection with the merger with Maxim on January 4, 2006 the Company recorded a reduction in-process research and development reduction of $0.1 million during the three months ended September 30, 2006 representing the estimated fair value of the acquired in-process research and development related to the acquired interest that had not yet reached technological feasibility and had no alternative future use (see Purchase Price Allocation). The reduction of $0.1 million was the result of a decrease in merger-related liabilities from the termination of one lease in San Diego, reducing the allocation of purchase price to in-process research and development.
Other income (expense). Other income (expense), net, increased by $0.8 million to $1.1 million for the three months ended September 30, 2006 from $0.3 million for the three months ended September 30, 2005. During the quarter ended September 30, 2006, the Company determined that it would not be profitable in 2007 based upon the results of the LidoPAIN SP Phase III clinical trial in Europe. Accordingly, the Company determined that the fair value of the contingent interest in connection with the IKB loan should be valued at $0 as of September 30, 2006 and accordingly reversed contingent interest of $1.0 million for the three months ended September 30, 2006. Also during the quarter, the change in fair value of warrants and derivatives decreased by $0.4 million. We mark to market these instruments at each reporting period with the change included in other income (expense). Interest income increased by $0.1 million in 2006 from $2,000 in 2005 due to higher cash balances resulting from the cash and marketable securities acquired in connection with the merger with Maxim, proceeds of our senior secured term loan from Hercules and sales of common stock and warrants. Interest expense decreased by $0.2 million from $0.5 million in 2005 to $0.3 million in 2006. In 2005, EpiCept recorded three months of interest expense on $16.3 million of debt of which $12.3 million was converted into the Company’s common stock upon the completion of the merger with Maxim on January 4, 2006. In 2006, the senior secured term loan from Hercules was outstanding only for one month. During the third quarter of 2006, the Company received the balance of $0.1 million for the sale of one of its web site addresses which occurred during the second quarter.
Deemed Dividends and Convertible Preferred Stock Dividends. Accreted convertible preferred stock dividends of $0 and $0.3 million in 2006 and 2005, respectively, relate primarily to EpiCept’s Series A, Series B and C convertible preferred stock. Due to the conversion of all of the Preferred Stock to common stock in connection with the Maxim merger on January 4, 2006, there will be no further accretion of dividends.
Nine months ended September 30, 2006 and 2005
Revenues. During the nine months ended September 30, 2006 and 2005, the Company recognized deferred revenue of approximately $0.7 million and $1.1 million, respectively, from the upfront licensing fees and milestone payments received from Adolor and Endo. EpiCept is recognizing revenue from its agreement with Adolor on a straight line basis over the estimated development period of LidoPAIN SP, and it uses the proportional performance method to recognize revenue from its agreement with Endo with respect to LidoPAIN BP. The Company increased the length of its estimated development period with respect to the Adolor agreement during the third quarter 2006 which negatively impacted revenue by $0.1 million. In the fourth quarter of 2006, the Company anticipates that it will recognize all remaining deferred revenue of $1.2 million relating to the terminated Adolor license agreement. Accordingly, there will be no revenue in 2007 or thereafter related to this license agreement. EpiCept also recognized revenue of $36,000 from royalties with respect to acquired Maxim technology
General and administrative expense. General and administrative expense increased by $7.2 million to $11.8 million for the nine months ended September 30, 2006 from $4.6 million for the nine months ended September 30, 2005. A significant factor in the increase was the Company’s adoption of FAS 123R, which resulted in a $3.2 million charge for stock-based compensation granted during the nine months ended September 30, 2006. In addition, as a result of the merger with Maxim, EpiCept incurred $2.9 million in legal and other general and administrative expense related to the activities it is continuing at the San Diego facility including information technology and human resources. EpiCept also incurred an increase in staff compensation due to the payment of certain one-time bonuses totaling $0.5 million in connection with the closing of the merger with Maxim and the February 2006 sale of common stock and warrants, and began accruing bonuses in connection with the Company’s anticipated 2006 results. The Company incurred higher insurance fees, legal, accounting and Sarbanes-Oxley compliance of $0.4 million, $0.3 million, $0.3 million and $0.2 million, respectively, as well as higher travel and recruiting expenses for the nine months ended September 30, 2006 as compared to the same period in 2005. Finally, as EpiCept became a public company upon the closing of the merger, it incurred $0.9 million in costs related to its activity as a public company including listing fees, investor relations activities and expenses related to the production of its annual report. Deferred initial public offering costs of $1.7 million were expensed in 2005 following the withdrawal of the Company’s initial public offering in May 2005.
Research and development expense. Research and development expense increased by $10.9 million to $12.3 million for the nine months ended September 30, 2006 from $1.4 million for the nine months ended September 30, 2005. As a result of the merger with Maxim, EpiCept continued development of two programs: the anticipated registration of Ceplene in Europe as remission maintenance therapy for AML, and an early stage program to discover and develop novel compounds that induce apoptosis and may be indicated for the treatment of certain cancers. The continuation of these programs contributed $8.8 million in research and development expenses during the nine months ended September 30, 2006, including staffing and direct third party costs. EpiCept also continued its Phase III trial for LidoPAIN SP in Europe and its manufacturing and commercial scale-up efforts with respect to its EpiCept NP-1 and LidoPAIN BP product candidates. In addition, the Company’s adoption of FAS 123R resulted in a $0.3 million stock-based compensation charge during the nine months ended September 30, 2006. The Company incurred higher payroll and recruiting fees of $0.3 million and $0.1 million for the nine months ended September 30, 2006 as compared to the same period in 2005.
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
Other income (expense). Other income (expense), net, increased $3.5 million to $3.8 million for the nine months ended September 30, 2006 from $0.3 million for the nine months ended September 30, 2005. The Company’s Senior Notes and the November Senior Notes both contained contingent BCF’s. Upon the closing of the merger with Maxim, the contingency was resolved and the Company recorded BCFs of approximately $4.4 million as an additional charge to interest expense. During the quarter ended September 30, 2006, the Company determined that it was unlikely to be profitable in 2007 as a result of the LidoPAIN SP Phase III clinical trial in Europe. Accordingly, the Company determined that the fair value of the contingent interest should be valued at $0 as of September 30, 2006 and accordingly reversed contingent interest of $1.0 million for the nine months ended September 30, 2006. The fair value of the contingent interest was approximately $0.9 million as of December 31, 2005. Also during the period, the change in fair value of warrants and derivatives decreased by $0.4 million. The Company marks to market these instruments at each reporting period with the change included in other income (expense). Interest income increased by approximately $0.3 million due to higher cash balances resulting from the cash and marketable securities acquired in connection with the merger with Maxim, proceeds of senior secured term loan from Hercules and sales of common stock and warrants. During the second quarter of 2006, the Company entered into an agreement to sell one of its web site addresses for $0.1 million which was recognized in other income in 2006.
Deemed Dividends and Convertible Preferred Stock Dividends. Deemed and accreted convertible preferred stock dividends amounted to $9.0 million and $0.9 million for the nine months ended September 30, 2006 and 2005, respectively, relating to EpiCept’s Series A, Series B and C convertible preferred stock. The Company’s Preferred Stock contained anti-dilution provisions and upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a deemed dividend in accordance with EITF 98-5 as a result of the anti-dilution provisions. Due to the conversion of all of the Preferred Stock to common stock on January 4, 2006, there will be no further accretion of dividends.
Liquidity and Capital Resources
EpiCept has devoted substantially all of its cash resources to research and development programs and general and administrative expenses. To date, EpiCept has not generated any meaningful revenues from the sale of products and it does not expect to generate significant revenues for a number of years, if at all. As a result, EpiCept has incurred an accumulated deficit of $138.1 million as of September 30, 2006, and expects to incur significant operating losses for a number of years in the future. Should EpiCept be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since its inception, the Company has financed its operations through the proceeds from the sales of common and preferred securities, debt instruments, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of its New Jersey net operating loss carryforwards.
The following table describes the Company’s liquidity and financial position on September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Working capital deficit	$(2,045,636)	$(19,734,540)
Cash and cash equivalents	$10,460,595	$402,994
Marketable securities	$995,000	$—
Notes and loans payable, current portion	$3,783,830	$11,547,200
Notes and loans payable, long term portion	$9,789,308	$4,705,219
Working Capital
At September 30, 2006, the Company had working capital deficit of $2.0 million consisting of current assets of $12.2 million and current liabilities of $14.2 million. This represents an decrease of approximately $17.7 million from the working capital deficit of $19.7 million at December 31, 2005, consisting of current assets of $0.5 million and current liabilities of $20.2 million. Upon the closing of the merger with Maxim, approximately $12.3 million of the Company’s outstanding debt instruments were repaid or converted into 2.7 million shares of common stock. At the time of the merger, Maxim had cash and cash equivalents and marketable securities approximating $15.1 million. The Company used its existing working capital and the proceeds from the August 2006 and February 2006 financings to fund the cash portion of the year to date operating loss for 2006.
Cash, Cash Equivalents and Marketable Securities
At September 30, 2006, cash and cash equivalents totaled $10.5 million. At December 31, 2005, cash and cash equivalents totaled $0.4 million. At the time of the merger, Maxim had cash and cash equivalents and marketable securities approximating $15.1 million. In August 2006, the Company borrowed $10.0 million through a senior secured term loan and issued common stock purchase warrants, which was offset by transaction related payments of $0.2 million. In February 2006, the Company sold approximately 4.1 million shares of common stock and warrants for gross proceeds of $11.6 million. The proceeds were offset by transaction related payments of $0.8 million and payments totaling $4.0 million of deferred financing, initial public offering and acquisition costs. Proceeds were also utilized to fund the cash portion of the year to date operating loss for 2006.
Current and Future Liquidity Position
As noted above, during 2006, the Company raised $21.6 million in proceeds from the issuance of a senior secured term loan together with the common stock purchase warrants and the sale of common stock and warrants. The proceeds of these financings plus existing cash resources, including cash from the merger with Maxim, expected future payments from EpiCept’s strategic partners, future sales of New Jersey net operating loss carry forwards and interest earned on cash balances and investments are expected to be sufficient to meet its projected operating requirements into mid 2007. EpiCept may raise additional funds in the future through public or private financings, strategic relationships or other arrangements.
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
Operating Activities
Net cash used in operating activities for the first nine months of 2006 was $19.8 million as compared to $4.1 million in the first nine months of 2005. Net cash used in operating activities for the first nine months of 2006 primarily relates to EpiCept’s net loss, partially offset by $33.4 million of in-process research and development expense related to the merger with Maxim, $4.4 million of BCF charges related to debt conversions in connection with the merger with Maxim, $3.6 million of stock-based compensation incurred in connection with its option grants during 2006 and $1.0 million of depreciation and amortization expense. Other accrued liabilities decreased by $1.1 million and merger restructuring and litigation payments were $1.0 million during the period ended September 30, 2006, reflecting payments made following the closing of the merger. Deferred revenue deceased by $0.7 million to account for the portion of the Adolor and Endo deferred revenue recognized as revenue.
Investing Activities
Net cash provided by investing activities for the nine months of 2006 was $10.4 million compared to a use of $1,000 for the nine months of 2005. The Company acquired cash in the merger with Maxim of $3.5 million, which was offset by $3.6 million in deferred acquisition costs paid in 2006. $10.4 million of marketable securities acquired in the merger with Maxim matured during 2006.
Financing Activities
Net cash provided by financing activities for the first nine months of 2006 was $19.5 million compared to $3.3 million for the first nine months of 2005. The increase was primarily attributed to the issuance of a $10.0 million senior secured term loan together with common stock purchase warrants and the completion of the sale of common stock and warrants with gross proceeds of $11.6 million, less approximately $0.8 million transaction related costs, and $1.5 million in loan repayments, capital lease obligation payments and payments of deferred initial public offering costs remaining from EpiCept’s canceled initial public offering in May 2005. During the nine months ended September 30, 2005, net cash provided by financing activities consisted of $4.0 million in gross proceeds from the Senior Notes offset by scheduled loan repayments and payments of deferred initial public offering costs totaling $0.7 million.

Contractual Obligations
As of September 30, 2006, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of September 30, 2006):

	Less than			More than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
Long-term debt	$3,853	$10,433	$256	$96	$14,638
Interest expense	1,345	2,253	—	—	3,598
Operating leases	1,389	2,427	754	—	4,570
Severance	450	113	—	—	563
Litigation settlements	2,517	—	—	—	2,517
Other obligations	2,654	1,275	1,025	700	5,654

Total	$12,208	$16,501	$2,035	$796	$31,540

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
€2.6 Million Due 2007. In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH, or “IKB,” which EpiCept guaranteed. The interest rate on the loan is 20% per year. The loan was amended in December 2002 to extend the maturity to December 31, 2006 and to incorporate a principal repayment schedule, which commenced April 30, 2004. Principal payments totaling $0.7 million were made during the period April 2004 through September 2004. Principal and interest payments were deferred until December 31, 2005 and thereafter, principal and interest payments recommenced in accordance with the original repayment schedule. As a result of the deferral, the maturity date has been extended until June 30, 2007. The loan agreement provides for contingent interest of 4% per annum of the principal balance, becoming due only upon EpiCept’s realization of a profit and payable up to two years thereafter, as defined in the agreement. EpiCept has not realized a profit through September 30, 2006. EpiCept values the contingent interest as a derivative using the fair value method in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 149, Amendment of Statement 133 on "Derivative Instruments and Hedging Activities” (“FAS 133”). Changes in the fair value of the contingent interest are recorded as an adjustment to interest expense. During the quarter ended September 30, 2006, the Company determined that it was unlikely to be profitable in 2007 as a result of the LidoPAIN SP Phase III clinical trial in Europe. Accordingly, the Company determined that the fair value of the contingent interest should be valued at $0 as of September 30, 2006 and accordingly reversed contingent interest of $1.0 million for the three and nine months ended September 30, 2006. The fair value of the contingent interest was approximately $0.9 million as of December 31, 2005. The fair value of the contingent interest was approximately $0.9 million as of December 31, 2005.
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
The terms of the original Senior Notes for the other two the investors (“Sanders Senior Notes”) remained unchanged. The Sanders Senior Notes included an embedded derivative under SFAS 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) related to the prepayment option. At the time of the financing, SFAS 133 required the Company to value the embedded derivative at fair market value, which approximated $0.1 million. At September 30, 2006 the embedded derivative had a nominal value. The value of the derivative is marked to market each reporting period as a derivative gain or loss until the Sanders Senior Notes are repaid. The Sanders Senior Notes were repaid as scheduled on October 30, 2006.
$0.8 million Due 2012. In July 2006, Maxim, a wholly-owned subsidiary of EpiCept, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., (“PRA”). The note is payable in seventy-two equal installments of approximately $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006 (see Note12).
Senior Secured Term Loan. On August 30, 2006, EpiCept entered into a senior secured term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan is 11.7% per year. In addition, five year common stock purchase warrants were issued to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. The basic terms of the loan require monthly payments of interest only through March 1, 2007, with 30 equal monthly payments of principal and interest commencing on April 1, 2007. Any outstanding balance of the loan and accrued interest will be repaid on August 30, 2009. Upon meeting certain conditions as defined in the loan agreement, the Company has the option to extend the interest only and/or repayment periods up to a maximum of one year. The effective interest rate on this loan is 13.6%.
Other Commitments. EpiCept’s long-term commitments under operating leases shown above consist of payments relating to its facility leases in Englewood Cliffs, New Jersey, which expires November 2006, and Munich, Germany, which expires in July 2009, but is cancelable at EpiCept’s option in July 2007. Long-term commitments under operating leases for facilities leased by Maxim and retained by EpiCept relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2008. In July 2006, the Company terminated its lease of certain property in San Diego, CA. In connection with the lease termination, the Company issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table. During the third quarter of 2006, the Company entered into a new five year lease to move its Englewood Cliffs, New Jersey office to Tarrytown, New York.
EpiCept has a number of research, consulting and license agreements that require it to make payments to the other party to the agreement upon EpiCept attaining certain milestones as defined in the agreements. As of September 30, 2006, EpiCept may be required to make future milestone payments, totaling approximately $5.7 million under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. EpiCept’s current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
EpiCept carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this quarterly report. Given EpiCept’s limited experience with the changes in its internal control over financial reporting made to date in connection with the material weaknesses described below, EpiCept’s Chief Executive Officer and Chief Financial Officer concluded that EpiCept’s disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2006 to ensure that the information required to be disclosed by EpiCept in the reports it files or submits under the Act is (i) accumulated and communicated to EpiCept’s management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As a result of the Company’s inability to complete its financial statements for the quarter ended March 31, 2006 and to file its corresponding Form 10-Q on a timely basis; and the journal entry adjustments primarily related to the accounting for the Maxim merger, EpiCept management determined that material weaknesses existed in its internal control over financial reporting at March 31, 2006. EpiCept’s independent registered public accounting firm identified certain matters for the first quarter ended March 31, 2006 involving the Company’s internal control over financial reporting that it considered to be material weaknesses under standards established by the PCAOB, including errors on the statement of cash flows, errors in recording the purchase price allocation relating to the Maxim merger, and other errors either of omission of required footnote information or requiring correcting journal entries. The Company’s independent registered public accounting firm informed management and the audit committee of its findings. In light of the additional complexity of the financial statements resulting from the merger with Maxim and the findings of its independent registered public accounting firm for the first quarter ended March 31, 2006, management has implemented certain improvements in its financial reporting close process as further discussed below.
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
During the quarter ended September 30, 2006, the Company initiated a plan for its San Diego subsidiary to adopt the same accounting software being utilized by EpiCept, in order to facilitate the accuracy and timeliness of that subsidiary’s financial disclosure process. The change in accounting software is expected to be completed in early 2007. In addition, EpiCept has performed certain testing of its internal control over financial reporting in preparation for its first annual assessment of the effectiveness of such internal controls over financial reporting as required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”). The Company has remediated certain control deficiencies and will complete the review during the fourth quarter of 2006.
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
EpiCept’s remediation effort is still in process, and we therefore cannot assure that the steps we have taken to date or any future measures will fully remediate the material weakness. Any failure to remediate any reported material weaknesses or implement required new or improved internal controls, or difficulties encountered in our implementation, could cause EpiCept to fail to meet EpiCept’s reporting obligations or result in material misstatements in EpiCept’s consolidated financial statements.
Fiscal Year 2006 Internal Control Attestation
In connection with the filing of EpiCept’s consolidated financial statements for the fiscal year ended December 31, 2006 on Form
10-K, EpiCept will be required for the first time to comply with SOX, which requires annual management assessments of the effectiveness of EpiCept’s internal control over financial reporting and an attestation to, and testing and assessment of, EpiCept’s internal control over financial reporting by EpiCept’s independent registered public accounting firm. While EpiCept is executing a plan to ensure the effectiveness of EpiCept’s internal control over financial reporting, EpiCept’s failure to satisfy the requirements of Section 404(a) on a timely basis could result in a decline in the value of EpiCept’s common stock. Additionally, EpiCept cannot assure that additional material weaknesses in EpiCept’s financial reporting internal controls will not be discovered in the future as a result of this process. Any failure to remediate any reported material weaknesses or implement required new or improved internal controls, or difficulties encountered in their implementation, could cause EpiCept to fail to meet EpiCept’s reporting obligations or result in material misstatements in EpiCept’s consolidated financial statements.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2006 covered by this report, the changes in EpiCept’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-(f) under the Securities Exchange Act of 1934, as amended) as outlined above under “Internal Control Remediation Activity” and implemented during the quarter have materially affected, or are reasonably likely to materially affect, EpiCept’s internal controls over financial reporting. Additional improvements to the Company’s internal controls over financial reporting are being evaluated and may be implemented in the future.

Part II. Other Information
Item 1. Legal Proceedings.
     On October 7, 2004 plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In October 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger of EpiCept and Maxim. The amended complaint was rejected by the court, pending the lifting of the stay. The complaint was tendered to Maxim’s insurance carrier, which denied coverage. Maxim disputes the position taken by the insurance carrier and fully intends to enforce its rights under the policy. On March 7, 2006, the Company entered into a settlement agreement with the plaintiff where EpiCept will pay $0.1 million in EpiCept common stock to cover the plaintiff’s legal expenses. The settlement is subject to customary conditions such as the execution of settlement documents, the final court approval of the settlement and dismissal of the Putnam claims with prejudice.
     On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of other stockholders similarly situated, filed a complaint in the United States District Court for the Southern District of California against Maxim, one officer of Maxim and one former officer of Maxim, alleging violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefor. Thereafter, two similar complaints were filed in the Southern District of California. These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint. No discovery was conducted. In October 2005, the United States District Court of the Southern District of California granted Maxim’s motion to dismiss the consolidated amended complaint, but granted plaintiffs leave to amend. The cases were tendered to Maxim’s insurance carrier, Carolina Casualty Insurance Company (“Carolina Casualty”), which denied coverage. On June 22, 2006, the parties entered into a stipulation of settlement, for $1.0 million in cash and $1.3 million in EpiCept common stock and Maxim’s insurance carrier agreed to contribute approximately $0.8 million towards that settlement. Final approval of this settlement was received September 27, 2006. The Company paid approximately $0.3 million in cash in July 2006 and in October 2006 issued approximately 0.7 million shares of common stock in settlement of this suit.
     On May 3, 2005, plaintiff Carolina Casualty filed a complaint in the United States District Court for the Southern District of California against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, seeking a declaratory judgment from the court that Maxim’s D&O insurance policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004. Maxim answered the complaint and filed counterclaims against Carolina Casualty. No discovery was conducted and the court issued a stay of the entire proceedings, pending events in the federal suit filed by Richard Bassin. On July 12, 2006 the parties entered into a formal settlement and release, in which Carolina Casualty paid $0.8 million towards settling the Bassin matter. This lawsuit has been dismissed with prejudice.
     In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against Maxim and two of its officers, alleging fraud and negligent misrepresentation in connection with the Maxim’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that Maxim has no liability for such claims and awarded recovery of the Maxim’s reasonable attorneys’ fees and costs of approximately $0.9 million as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect, and in June 2004, the plaintiffs filed an appeal. In December 2004, the Court of Appeal reversed the judgment of the Superior Court on the grounds that the claims were not arbitrable under the terms of the Merger Agreement and remanded the lawsuit to the trial court for further proceedings. In September 2005, plaintiffs filed an amended complaint adding state law securities claims against the defendants. The defendants denied all material allegations in the amended complaint and undertook a vigorous defense of the litigation. After extensive document discovery, the parties agreed to mediate the dispute, and the trial date was continued to November 10, 2006. On May 8, 2006, the parties commenced mediation. On July 14, 2006, the parties agreed in principle to settle all claims. The settlement was consummated on October 2, 2006, and the case finally dismissed with prejudice by the Superior Court for the State of California, County of San Diego, on October 12, 2006. Under the terms of the settlement agreement, the Company made a payment of approximately $0.7 million and issued approximately 0.2 million shares of EpiCept common stock to the plaintiffs. Maxim’s insurer also made a payment in the amount of approximately $1.1 million.

Item 1A. Risk Factors.
In addition to the Risk Factors below, readers are directed to EpiCept’s Form 10-K for the year ended December 31, 2005 for a more extensive discussion of Risk Factors.
Our stock may be delisted from NASDAQ, which may make it more difficult for you to sell your shares.
Currently, our Common Stock trades on the NASDAQ Global Market. NASD Marketplace Rule 4450 provides that a company must comply with continuing listing criteria to maintain its NASDAQ listing. On September 20, 2006, the Company was notified by The NASDAQ Stock Market (NASDAQ) that for the previous 10 consecutive trading days the market value of the Company’s Common Stock had been below the minimum $50,000,000 requirement for continued inclusion by Marketplace Rule 4450(b)(1)(A). In addition, the Company did not comply with the alternative continued listing criteria provided in Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years. In accordance with Marketplace Rule 4450(c)(4), Company had until October 20, 2006 to regain compliance. The company was not in compliance as of October 20, 2006, and it will have the right to appeal a determination to delist the Company’s securities. The Company’s securities will remain listed until the completion of this appeal process.
If we were to be delisted from the NASDAQ Global Market, our Common Stock would be listed on the NASDAQ Capital Market, assuming we meet those listing requirements. If we failed to meet the NASDAQ Capital Market listing requirements, our stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the Common Stock and your ability to sell our securities in the secondary market. In addition, if we fail to maintain our listing on NASDAQ or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, we will be subject to cash penalties under investor rights agreements to which we are a party until a listing is obtained.
Maxim has been named as a defendant in litigation that could result in substantial costs and divert management’s attention and resources.
On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, former Senior Vice President and Chief Scientific Officer, and Maxim’s entire Board of Directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. No discovery was conducted, and the parties have entered into a stipulation to stay the action pending resolution of a motion to dismiss the federal actions. On October 5, 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff has requested that the court enjoin Maxim’s directors from completing the merger with EpiCept. The amended complaint was rejected by the court, pending the lifting of the stay. The complaint was tendered to Maxim’s insurance carrier, which denied coverage. Maxim disputed the position taken by its insurance carrier and the Company fully intends to enforce its rights under the policy. On March 7, 2006, the Company entered into a settlement agreement with the plaintiff whereby the Company will pay $0.1 milloni in common stock to cover the plaintiff’s legal expenses. The settlement is subject to customary conditions such as the execution of settlement documents, the final court approval of the settlement and dismissal of the Putnam claims with prejudice. There can be no assurance that such final court approval will be obtained.
On May 3, 2005, plaintiff Carolina Casualty Insurance Company filed a complaint in the United States District Court for the Southern District of California against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, and Maxim’s entire Board of Directors, seeking a declaratory judgment from the court that Maxim’s D&O insurance policy did not cover losses arising from the state and federal stockholder suits that were filed in 2004. Maxim answered the complaint and filed counterclaims against Carolina Casualty. No discovery has been conducted and the court has issued a stay of the entire proceedings, pending certain events in the federal suit filed by Richard Bassin. On July 12, 2006, the parties entered into a formal settlement and release in which Carolina Casualty agreed to pay $0.8 million towards settling the Bassin matter. This lawsuit will be dismissed with prejudice.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 30, 2006, the Company entered into a senior secured term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan is 11.7% per year. In connection with that loan, the Company issued five year common stock purchase warrants to Hercules, under the exemption provided by Regulation D under the Securities Act, granting them the right to purchase 471,229 shares of the Company’s common stock at an exercise price of $2.65 per share. The Company intends to use the proceeds to advance the Company’s pipeline, including Ceplene, its lead oncology compound for the treatment of AML; LidoPAIN SP, its sterile lidocaine patch for the treatment of post-surgical incision pain; EpiCept NP-1, its prescription topical analgesic cream for the treatment of chronic pain caused by peripheral neuropathies; and LidoPAIN BP, its non-sterile lidocaine patch for the treatment of acute or recurrent lower back pain.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submissions of Matters to Vote of Security Holders.
     None.
Item 5. Other Information
On September 20, 2006 the Nasdaq Listings Qualification Department notified the Company that it did not comply with the continued listing requirements of the Nasdaq Global Market because the market value of the Company’s listed securities had fallen below $50 million for ten consecutive days (pursuant to Rule 4450(b)(1)(A) of the Nasdaq Marketplace Rules). Nasdaq also informed the Company that it was not in compliance with Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50 million each for the most recently completed fiscal year or two of the last three most recently completed fiscal years. In accordance with Nasdaq’s Marketplace Rule 4450(c)(4), EpiCept had until October 20, 2006 to regain compliance. The Company was not in compliance as of October 20, 2006 and it will have the right to appeal a determination to delist the Company’s securities. The Company’s securities will remain listed until the completion of this appeal process.
Item 6. Exhibits

Number	Exhibit
10.1(1)	Securities Purchase Agreement, dated as of August 30, 2006, among EpiCept Corporation and Hercules Technology Growth Capital, Inc., therein.

10.2	Form of Common Stock Purchase Warrant.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)    Confidential treatment has been requested for portions of this exhibit and the confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
November 9, 2006	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer