Form 10-K
period 2006-12-31
EPICEPT CORP
filed 2007-04-02
CIK 1208261

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006	Commission File No. 0-51290
EpiCept Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Id. No.)
777 Old Saw Mill River Road
Tarrytown, NY 10591
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (914) 606-3500
Securities registered pursuant to Section 12(b) of the Act:
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $47,676,226.
     As of March 25, 2007, the registrant had outstanding 32,398,319 shares of its $.0001 par value Common Stock.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated or projected in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under “Risk Factors” and elsewhere in this Form 10-K for the year ended December 31, 2006, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel, the need for additional financing, the dependence upon collaborative partners. We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein. As used herein, references to “we,” “us,” “our,” “EpiCept” or the “Company” refer to EpiCept Corporation and its subsidiaries. References in this Form 10-K to the “FDA” means the U.S. Food and Drug Administration.
ITEM 1. BUSINESS
     We are a specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of cancer and pain. We have a portfolio of six product candidates in various stages of development: an oncology product candidate submitted for European registration, two oncology compounds, one of which has commenced a Phase II clinical trial and the second of which entered clinical development in late 2006, and three pain product candidates in late stage development. Our portfolio of pain management and oncology product candidates allows us to be less reliant on the success of any single product candidate.
     Our lead oncology product candidate is Ceplene, which is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML specifically for patients who are in their first complete remission (CR=1). Our late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. None of our product candidates has been approved by the U.S. Food and Drug Administration (“FDA”) or any comparable agency in another country and we have yet to generate product revenues from any of our product candidates in development.
Product Portfolio
     The clinical trials for our current portfolio of product candidates have included over 3,100 patients in 23 clinical trials, including over 660 patients in six clinical trials for EpiCept NP-1; over 1,100 patients in five clinical trials for LidoPAIN SP; over 720 patients in five clinical trials for LidoPAIN BP, and over 350 patients in two AML clinical trials for Ceplene.

     The following chart illustrates the depth of our product pipeline:
     We are subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with our dependence on collaborative arrangements, risks associated with product development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with the FDA and other governmental regulations and approval requirements, as well as the ability to grow our business and the need to obtain adequate financing to fund our product development activities.
Cancer
     Cancer is the second leading cause of death in the United States. Half of all men and one third of all women in the United States will develop cancer during their lifetimes. Today, millions of people are living with cancer or have had cancer. Although there are many kinds of cancer, they are all caused by the out-of-control growth of abnormal cells. Normal body cells grow, divide, and die in an orderly fashion. During the early years of a person’s life, normal cells divide more rapidly until the person becomes an adult. After that, cells in most parts of the body divide only to replace worn-out or dying cells and to repair injuries. Because cancer cells continue to grow and divide, they are different from normal cells. Instead of dying, they outlive normal cells and continue to form new abnormal cells.
     Cancer cells develop because of damage to DNA. This substance is in every cell and directs all biological activities. Usually, when DNA becomes damaged the body is able to repair it. In cancer cells, the damaged DNA is not repaired. People can inherit damaged DNA, which accounts for inherited cancers. More often, though, a person’s DNA becomes damaged by exposure to something in the environment, like smoking.
     Cancer usually forms as a tumor. However, some cancers, like leukemia, do not form tumors. Instead, these cancer cells involve the blood and blood-forming organs and circulate through other tissues where they grow. Often, cancer cells travel to other parts of the body where they begin to grow and replace normal tissue. This process is called metastasis. Regardless of where a cancer may spread, however, it is always named for the place it began. For instance, breast cancer that spreads to the liver is still called breast cancer.
     Different types of cancer can behave very differently. For example, lung cancer and breast cancer are very different diseases. They grow at different rates and respond to different treatments. That is why people with cancer need treatment that is aimed at their particular kind of cancer. The risk of developing most types of cancer can be reduced by changes in a person’s lifestyle, for example, by quitting smoking and eating a better diet. The sooner a cancer is found and treatment begins, the better are the chances for living for many years.
     Ceplene
     Oxidative Stress. Oxidation is essential to nearly all cells in the body as it is involved with energy production. Nearly all of the oxygen consumed by the body is reduced to water during metabolic processes. However a small fraction, between 2% and 5% of the oxygen, may be converted into so-called reactive oxygen species or ROS. These ROS, also known as free radicals, are extremely unstable molecules that interact quickly and aggressively with other molecules in the body to create abnormal cells. Under normal conditions the body’s natural antioxidant defenses are sufficient to neutralize ROS and prevent such damage. Oxidative stress occurs when the generation of ROS exceeds the body’s ability to neutralize and eliminate them.
     ROS have beneficial roles, one of which is fighting foreign infections in the body to inactivate bacteria and viruses. This is carried out primarily by some specialized cells in the blood (e.g., monocytes and macrophages). However, these same cells can create an undesired environment in tumors where the ROS can kill beneficial tumor fighting cells (e.g., Natural Killer cells and T cells). It is this type of oxidative stress that Ceplene has shown to stop. Ceplene decreases the production of ROS by these specialized infection fighting cells, thereby continuing the survival and effectiveness of tumor fighting cells.
     Mechanism of Action. Ceplene, based on the naturally occurring molecule histamine, prevents the production and release of oxygen free radicals, thereby reducing oxidative stress. Research suggests that treatment with Ceplene has the potential to protect critical cells and tissues, and prevent or reverse the cellular damage induced by oxidative stress. This body of research has demonstrated that the primary elements of Ceplene’s proposed mechanism of action are as follows:
     Two kinds of immune cells, Natural Killer, or NK, cells and cytotoxic T cells, possess an ability to kill and support the killing of cancer cells and virally infected cells. Natural Killer/T cells, or NK/T cells, a form of NK cells that are commonly found in the liver, also have anti-cancer and anti-viral properties. Much of the current practice of immunotherapy is based on treatment with cytokines such as interferon, or IFN, and interleukin-2, or IL-2, proteins that stimulate NK, T and NK/T cells.
     Research has shown that phagocytic cells (including monocytes, macrophages and neutrophils), a type of white blood cell typically present in large quantities in virally infected liver tissue and in sites of malignant cell growth, release reactive oxygen free radicals and have been shown to inhibit the cell-killing activity of human NK cells and T cells. In preclinical studies, human NK, T, and liver-type NK/T cells have been shown to be sensitive to oxygen free radical-induced apoptosis when these immune cells were exposed to phagocytes. The release of free radicals by phagocytes results in apoptosis, or programmed cell death, of NK, T and NK/T cells, thereby destroying their cytotoxic capability and rendering the immune response against the tumor or virus largely ineffective.
     Histamine, a natural molecule present in the body, and other molecules in the class known as histamine type-2, or H2, receptor agonists, bind to the H2 receptor on the phagocytes, temporarily preventing the production and release of oxygen free radicals. By preventing the production and release of oxygen free radicals, histamine based therapeutics may protect NK, T, and liver-type NK/T cells. This protection may allow immune-stimulating agents, such as IL-2 and IFN-alpha, to activate NK cells, T cells and NK/T cells more effectively, thus enhancing the killing of tumor cells or virally infected cells.
     Potential Benefits of Histamine Based Therapy. The results from our clinical development program and other research suggest that histamine based therapeutics, such as Ceplene, may be integral in the growing trend toward combination therapy for certain cancers and may offer a number of important clinical and commercial advantages relative to current therapies or approaches, including:
•	Extending leukemia free survival in AML. Our Phase 3 acute myeloid leukemia trial, or M0201 trial, of Ceplene has provided potential evidence of improved therapeutic benefit over the standard of care.

•	Outpatient administration. In clinical trials conducted to date, Ceplene has been self-administered at home by most patients, in contrast to the in-hospital administration required for many other therapies.

•	Cost effectiveness. The delivery of combination therapy with Ceplene on an outpatient basis may eliminate the costs associated with in-hospital patient care. These factors, combined with the potential improvements in efficacy, may contribute favorably to the assessment of benefit versus cost for this therapy.

     Regulatory Status. On October 6, 2006, we submitted a Market Authorization Application, MAA, to the European Medicines Agency for the Evaluation of Medicinal Products also known as EMEA for Ceplene™ (histamine dihydrochloride), our lead oncology product candidate, administered in conjunction with interleukin-2 (IL-2), for the maintenance of first remission in patients with AML.
     The pivotal efficacy and safety data for this MAA submission is from a Phase III clinical trial for Ceplene in conjunction with interleukin-2. This study met its primary endpoint of preventing relapse as shown by increased leukemia-free survival for AML patients in remission. The study was conducted in eleven countries and included 320 randomized patients. The data demonstrated that patients with AML in complete remission who received 18 months of treatment with Ceplene plus low dose interleukin-2 experienced a significantly improved leukemia-free survival compared to the current standard of care, which is no treatment, after successful induction of remission. The improvement in leukemia-free survival achieved by Ceplene/IL-2 was highly statistically significant (p=0.0096, analyzed according to Intent-to-Treat).
     Even more striking was the benefit observed in patients in their first remission, also known as CR1. In this subgroup, the patients had a 55% improvement in leukemia free survival. This represented an absolute improvement of more than 22 weeks in terms of delayed progression of the disease. This benefit was also highly statistically significant, (p=0.0113) and is the intended patient population under consideration for this application. The results of this trial were published in Blood, a leading scientific journal in hematology, (Blood; The Journal of the American Society of Hematology, volume 108, number 1, July 1, 2006). There is a distinctive need for new treatment options to improve long-term leukemia free survival among AML patients. The majority of AML patients in complete remission will experience a relapse of leukemia with a progressively poor prognosis. These study results indicate that Ceplene, combined with low dose interleukin-2, significantly improves long-term leukemia-free survival among these patients.
     Successful validation of the MAA for Ceplene™ by the EMEA occurred on October 25, 2006. This positive outcome of validation signifies that the European Union, or EU centralized evaluation procedure for this MAA started at the published date of October 25, 2006. Validation of the application means that the EMEA has reviewed the application for completeness, selected the reviewers for the application and set a timetable for the review of the product candidate. The Day 120 List of Questions was received from the EMEA in February 2007. We are preparing responses to the questions to address outstanding issues.
     The MAA submission for Ceplene will be reviewed under the EU centralized procedure and, if approved, would provide a marketing authorization valid in all EU member states, together with Iceland, Liechtenstein and Norway. The European Commission and FDA have previously granted orphan drug status to Ceplene for use in the treatment of AML.
     Estimated Incidence for AML in Europe. AML is the most common form of acute leukemia in adults. Prospects for long-term survival are poor for the majority of AML patients. There are approximately 12,000 new cases of AML and 9,000 deaths caused by this cancer each year in the United States. There are approximately 47,000 AML patients in the EU, with 14,000 new cases occurring each year. Once diagnosed with AML, patients are typically treated with chemotherapy, and the majority of those patients reach complete remission. Approximately 75-80% of patients who achieve their first complete remission will relapse, and the median time in remission before relapse with current treatments is only 12 months. The prospects for these relapsed patients is poor, and less than 5% survive long term. There are currently no effective remission therapies for AML patients. The objective of the Ceplene/IL-2 combination is to treat AML patients in remission to prevent relapse and prolong leukemia-free survival while maintaining a good quality of life for patients during treatment.
     Phase III Clinical Trial. In September 2000, we completed enrollment of the MP-MA-0201 Phase 3 AML clinical trial, or M0201 trial. This was an international, multi-center, randomized, open-label, Phase III trial that commenced in November 1997. The trial was designed to evaluate whether Ceplene in conjunction with low dose IL-2, given as a remission therapy can prolong leukemia-free survival time and prevent relapse in AML patients in first or subsequent remission compared to the current standard of care, which is no therapy during remission. Accordingly, Ceplene is intended to complement rather than supplant chemotherapy.
     Prior to enrollment for remission therapy, patients were treated with induction and consolidation therapy according to institutional practices. Upon enrollment patients were randomized to one of two treatment groups, either the Ceplene plus IL-2 group or the control group (standard of care, no treatment). Randomization was stratified by country and complete remission status. Complete remission status was divided into two groups; CR1, and those in their second or later complete remission, or CR>1. Altogether 320 patients were entered into this study; 160 were randomized to active treatment and 160 were randomized to standard of care, i.e. no treatment.

     Patients on the active treatment arm received Ceplene plus IL-2 during ten 3-week treatment periods. After each of the first 3 treatment periods, there was a 3-week rest period, whereas each of the remaining cycles was followed by a 6-week rest period. Treatment duration was approximately 18 months. IL-2 was administered subcutaneously, or sc, 1 µg/kg body weight twice daily, or BID, during treatment periods. Ceplene was administered sc 0.5 mg BID after IL-2. After the patient became comfortable at self-injection under the investigator’s supervision, both drugs could be administered at home. Patients were followed for relapse and survival until at least 3 years from randomization of the last patient enrolled.
     Safety was assessed throughout the study by clinical symptoms, physical examinations, vital signs, and clinical laboratory tests. In addition, patients were monitored for safety for 28 days following removal from treatment for any reason. Additional assessments included bone marrow biopsies as clinically indicated and quality of life.
     The two treatment groups appear well balanced regarding baseline characteristics and prognostic factors. With a minimum follow-up of 3 years a stratified log-rank test (stratified by country and CR1 vs. second or CR>1) of the Kaplan-Meier, or KM, estimate of leukemia free survival of all randomized patients showed a statistically significant advantage for the treatment group (p =0.0096). At three years after randomization, 24% of control patients were alive and free of leukemia, compared with 34% of patients treated with Ceplene plus IL-2, stratified by log-rank.
     Phase II Clinical Trial. A Phase II investigator trial was conducted in Sweden in which 39 AML patients in complete remission were treated with various combinations of Ceplene and low-dose IL-2. The objective of the study was to determine a Ceplene plus IL-2 treatment regimen that would have the least negative impact on normal living for patients in remission, and to determine the feasibility of using that regimen in a larger study of AML patients in complete remission in a long-term, at-home, self-administration clinical trial. Some patients were treated with chemotherapy as well as Ceplene and IL-2 therapy.
     Results of the first 29 patients enrolled from this investigator trial were encouraging: of the 18 patients in their first complete remission 67% remained in complete remission (median 23 months follow-up), and of the 11 patients in their second or later complete remission, 36% remained in complete remission (median 32 months follow-up). The trial results also demonstrated that the regimen of Ceplene 0.5 mg and IL-2 1 ug/kg administered subcutaneously at home was safe and well tolerated by most subjects. The results of this study led to the development of protocol M0201.
     ASAP (Apoptosis Screening and Anti-Cancer Platform)
     Small-Molecule Apoptosis Inducers. All cells have dedicated molecular processes required for cell growth and expansion, but also have programmed pathways specific for inducing cell death. Cancer is a group of diseases characterized by uncontrolled cellular growth e.g., tumor formation without any differentiation of those cells. One reason for unchecked growth in cancer cells is the disabling, or absence, of the natural process of programmed cell death called apoptosis. Apoptosis is normally activated to destroy a cell when it outlives its purpose or it is seriously damaged. One of the most promising approaches in the fight against cancer is to selectively induce apoptosis in cancer cells, thereby checking, and perhaps reversing, the improper cell growth. Using chemical genetics and our proprietary high-throughput cell-based screening technology, our researchers can effectively identify new cancer drug candidates and molecular targets with the potential to induce apoptosis selectively in cancer cells.
     Chemical genetics is a research approach that investigates the effect of small molecules on the cellular activity of a protein, enabling researchers to determine protein function. By combining chemical genetics with its proprietary live cell high-throughput caspase screening technology, our researchers can specifically investigate the cellular activity of a small molecule drug candidate and its relationship to apoptosis. Screening for the activity of caspases, a family of protein-degrading enzymes with a central role in cleaving other important proteins necessary for inducing apoptosis, is an effective method for researchers to efficiently discover and rapidly test the effect of small molecules on pathways and molecular targets crucial to apoptosis.
     Our screening technology is particularly versatile, since it can adapt its assays for use in a wide variety of primary cells or cultured cancer cell lines. We call this platform technology ASAP, which is an acronym for Apoptosis Screening and Anti-cancer Platform. The technology can monitor activation of caspases inside living cells and is versatile enough to measure caspase activity across multiple cell types including cancer cells, primary immune cells, cell lines from different organ systems or genetically engineered cells. This allows us to find potential drug candidates that are selective for specific cancer types, permitting the ability to focus on identifying potential cancer-specific drugs that will have increased therapeutic benefit and reduced toxicity or for immunosuppressive agents selective for activated B/T cells. Our high-throughput screening capabilities allow us to screen approximately 30,000 compounds per day. To date, this program has identified more than 40 in vitro lead compounds with potentially novel mechanisms that induce apoptosis in cancer cells. Four lead oncology candidates, which vary from pre-clinical to Phase I/II clinical programs, are being developed independently or through strategic collaborations. The assays underlying the screening technology are protected by multiple United States and international patents and patent applications.
     EPC2407. In November 2004, two publications appeared in Molecular Cancer Therapeutics, a journal of the American Association of Cancer Research ( “Discovery and mechanism of action of a novel series of apoptosis inducers with potential vascular targeting activity”, Kasibhatla, S., Gourdeau, H., Meerovitch, K., Drewe, J., Reddy, S., Qiu, L., Zhang, H., Bergeron, F., Bouffard, D., Yang, Q., Herich, J., Lamothe, S., Cai, S. X., Tseng, B., Mol. Cancer Ther. 2004 vol. 3 pp. 1365-1374; and “Antivascular and antitumor evaluation of 2-amino-4-(3-bromo-4,5-dimethoxy-phenyl)-3-cyano-4H-chromenes, a novel series of anticancer agents”, Henriette Gourdeau, Lorraine Leblond, Bettina Hamelin, Clemence Desputeau, Kelly Dong, Irenej Kianicka, Dominique Custeau, Chantal Boudreau, Lilianne Geerts, Sui-Xiong Cai, John Drewe, Denis Labrecque, Shailaja Kasibhatla, and Ben Tseng, Mol. Cancer Ther. 2004 vol. 3 pp.1375-1384) describing EPC2407 anticancer drug candidate as part of a novel class of microtubule inhibitors were published. The manuscripts characterize EPC2407 as a potent caspase activator demonstrating vascular targeting activity and potent antitumor activity in pre-clinical in vitro and in vivo studies. EPC2407 appeared highly effective in mouse tumor models, producing tumor necrosis at doses that correspond to only 25% of the maximum tolerated dose. Moreover, in combination treatment, EPC2407 significantly enhanced the antitumor activity of cisplatin, resulting in tumor-free animals. EPC2407 entered Phase I clinical trials during December 2006.
     Azixa™ (MPC6827). Azixa is a compound discovered from the ASAP drug discovery platform at EpiCept and licensed to Myriad Genetics for clinical development. The antitumor activity of Azixa demonstrated a broad range of activities against many tumor types in various animal models as well as activity against different types of multi-drug resistant cell lines. The Phase I clinical testing was conducted by Myriad, on patients with solid tumors with a particular focus on brain cancers or brain metastases due to its pharmacologic properties in pre-clinical animal studies that indicated higher drug levels in the brain than in the blood. Myriad reported in the third quarter of 2006 that a maximum tolerated dose, or MTD had been reached for Azixa and that they had seen evidence of tumor regression at doses less than the MTD in some patients. In March 2007, Myriad initiated a Phase II registration sized clinical trial for Azixa™ (MPC6827).
Pain and Pain Management
     Pain occurs as a result of surgery, trauma or disease. It is generally provoked by a harmful stimulus to a pain receptor in the skin or muscle. Pain can range in severity (mild, moderate or severe) and duration (acute or chronic). Acute pain, such as pain resulting from an injury or surgery, is of short duration, generally less than a month, but may last up to three months. Chronic pain is more persistent, extending long after an injury has healed, and typically results from a chronic illness or appears spontaneously and persists for undefined reasons. Examples of chronic pain include chronic lower back pain and pain resulting from bone cancer or advanced osteoarthritis. If treated inadequately, unrelieved acute and chronic pain can slow recovery and healing and adversely affect a person’s quality of life.
     According to Wolters Kluwer Health data, the total U.S. market for prescription pain management pharmaceuticals equaled $18.7 billion in 2005. The represents an approximate 6% compound annual growth rate since 2001. In 2005, analgesics were the fourth most prescribed medication in the United States with over 246 million prescriptions written We believe that growth in this market has been primarily attributable to:
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
Our Solution
     We are targeting peripheral nerve receptors using topical analgesics as a novel mechanism to effectively treat both acute and chronic pain, without the liabilities of traditional systemically-delivered analgesics. We are developing innovative topically-delivered analgesics using a combination of internally-developed and in-licensed proprietary technologies and know-how to address the unmet medical needs and adverse side effects associated with systemically-delivered analgesics. Our topical delivery technologies and formulations are designed to deliver FDA-approved analgesics safely, effectively and conveniently to the appropriate peripheral nerves while limiting the amount of drug that enters the bloodstream. We utilize patch, cream and spray gel matrix delivery methods to topically deliver the active ingredients to the pain site. In some instances, we combine existing FDA-approved analgesics to create a new product having a therapeutic profile superior to either one of the standalone analgesics.
Peripheral Neuropathy
     Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system. The peripheral nervous system includes nerves that run from the brain and spinal cord to the rest of the body. According to Business Insight’s study “The Pain Market Outlook to 2011” published in June 2006, peripheral neuropathy affects over 15 million people in the United States and is associated with conditions that injure peripheral nerves, including herpes zoster, or shingles, diabetes, HIV and AIDS and other diseases. It can also be caused by trauma or may result from surgical procedures. Peripheral neuropathy is usually first felt as tingling and numbness in the hands and feet. Symptoms can be experienced in many ways, including burning, shooting pain, throbbing or aching. Peripheral neuropathy can cause intense chronic pain that, in many instances, is debilitating.
     Post-herpetic neuralgia or PHN is one type of peripheral neuropathic pain associated with herpes zoster, or shingles that exists after the rash has healed. According to Datamonitor, PHN affects over 100,000 people in the United States each year. PHN causes pain on and around the area of skin that was affected by the shingles rash. Most people with PHN describe their pain as “mild” or “moderate.” However, the pain can be severe in some cases. PHN pain is usually a constant, burning or gnawing pain but can be an intermittent sharp or stabbing pain. Current treatments for PHN have limited effectiveness, particularly in severe cases and can cause significant adverse side effects. The initial indication for our EpiCept NP-1 product candidate is for the treatment of peripheral neuropathy in PHN patients.
     There are currently three FDA-approved treatments for post-herpetic neuralgia: Neurontin® (gabapentin), Lidoderm® (lidocaine patch 5%) and Lyrica® (pregabalin). Neurontin generated sales of approximately $181 million in the United States in 2006, down from $159 million in 2005 due to the continued competition from generic gabapentin. Some patients also receive Tegretol® (carbamazepine) to manage the symptoms of peripheral neuropathy. However, these drugs work only in some patients, and Neurontin® may have significant side adverse effects, such as drowsiness. Often the use of these medications is combined with topical analgesics such as the Lidoderm® patch and over-the-counter topical analgesic creams that provide minimal relief with a short duration of action. Lidoderm® generated sales of $567 million in the United States in 2006. Lyrica® was approved for the treatment of neuralgia in December 2004 and achieved worldwide sales of $1.2 billion in 2006. For diabetic peripheral neuropathic pain, there are currently two FDA-approved therapies: Lyrica® and Cymbalta®, with the latter achieving worldwide sales of $11.3 billion in 2006. For chemotherapy-induced neuropathy, there are no currently no drugs available to treat this condition.
     The sales of the aforementioned drugs also include prescriptions for indications other than neuropathic pain. According to Datamonitor’s study “Commercial Insight: Neuropathic Pain,” published in July 2006, the percentage of global 2005 sales attributed to neuropathic pain for each drug is as follows: Neurontin® (42.5%), Tegretol® (9.0%), Lidoderm® (39.2%), Lyrica® (61.3%) and Cymbalta® (11.2%).
     Cancer pain represents a large unmet market. This condition is caused by the cancer tumor itself as well as the side effects of cancer treatments, such as chemotherapy and radiotherapy. According to Business Insight’s study, “Pain Market Outlook for 2011”, published in June 2006, over 5 million patients in the United States experience cancer-related pain. This pain can be placed in three main areas: visceral, somatic and neuropathic. Visceral pain is caused by tissue damage to organs and may be described as gnawing, cramping, aching or sharp. Somatic pain refers to the skin, muscle or bone and is described as stabbing, aching, throbbing or pressure. Neuropathic pain is caused by injury to, or compression of, the structures of the peripheral and central nervous system. Chemotherapeutic agents, including vinca alkaloids, cisplatin and paclitaxel, are associated with peripheral neuropathies. Neuropathic pain is often described as sharp, tingling, burning or shooting.
     Painful diabetic peripheral neuropathy or DPN is common in patients with long-standing Type 1(juvenile) and Type 2 (adult onset) diabetes mellitus. An estimated 18.2 million people have diabetes mellitus in the United States. The prevalence of neuropathy approaches 50% in those with diabetes mellitus for greater than 25 years. Specifically, the lifetime incidence of DPN is 11.6% and 32.1% for type 1 and 2 diabetes, respectively. Common symptoms of DPN are sharp, stabbing, burning pain, or allodynia (pain to light touch) with numbness and tingling of the feet and sometimes the hands.

     Various agents have been evaluated in randomized controlled clinical trials and are currently used in the treatment of DPN. These include tricyclic antidepressants or TCA’s such as amitriptyline, anticonvulsants such as gabapentin, serotonin and norepinephrine re-uptake inhibitors (e.g., duloxetine), and opioids (e.g.,oxycodone). Unfortunately, the use of these agents is often limited by the extent of the pain relief provided and the occurrence of significant central nervous system (CNS) side effects such as dizziness, somnolence, and confusion. Because of its limited systemic absorption into the blood, EpiCept NP-1 topical cream (amitriptyline 4%/ketamine 2%) potentially fulfills the need for a safe, better tolerated, and effective agent for painful DPN.
     EpiCept NP-1. EpiCept NP-1 is a prescription topical analgesic cream containing a patented formulation of two FDA-approved drugs, amitriptyline (a widely-used antidepressant) and ketamine (an NMDA antagonist that is used as an intravenous anesthetic). EpiCept NP-1 is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies. We believe that EpiCept NP-1 can be used in conjunction with orally delivered analgesics, such as Neurontin®. The cream contains a 4% concentration of amitriptyline and a 2% concentration of ketamine. Since each of these ingredients has been shown to have significant analgesic effects and because NMDA antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe the combination is a good candidate for the development of a new class of analgesics.
     EpiCept NP-1 is a white vanishing cream that is applied twice daily and is quickly absorbed into the applied area. We believe the topical delivery of its patented combination represents a fundamentally new approach for the treatment of pain associated with peripheral neuropathy. In addition, we believe that the topical delivery of its product candidate will significantly reduce the risk of adverse side effects and drug to drug interactions associated with the systemic delivery of the active ingredients. The results of our clinical trials to date have demonstrated the safety of the cream for use for up to one year and a potent analgesic effect in subjects with both post-herpetic neuralgia and other types of peripheral neuropathy, such as those with diabetic, traumatic and surgical causes.
     We believe EpiCept NP-1, if approved, would offer the following favorable attributes:
•	analgesic effect comparable to levels provided when using systemically-delivered analgesics;

•	additive therapy to systemically-delivered analgesics, such as Neurontin®;

•	minimal adverse side effects, including reduced drowsiness;

•	ease of application and suitability for self-administration;

•	low potential for abuse;

•	good patient compliance;

•	no drug to drug interactions; and,

•	potential to treat a broad range of peripheral neuropathic conditions.
     Clinical Development. We have completed two Phase II clinical trials, one initiated in Canada in October 2001 and one initiated in the United States in February 2002.
     Placebo-controlled Factorial Trial. This four center Canadian Phase II clinical trial in Ontario and Nova Scotia (Dalhousie University) was a placebo-controlled factorial trial, i.e., a trial that evaluates the individual components of a drug product that contains more than one active ingredient as compared to the effects of the combination, designed to demonstrate that the use of the combination of amitriptyline and ketamine was more effective than either drug alone. A factorial trial is a clinical trial in which the active ingredients in combination are compared with each drug used alone and by a placebo control. The trial included 92 subjects with a history of diabetic, post surgical or traumatic neuropathy or PHN. The trial tested a low-dose formulation of EpiCept NP-1, consisting of a 2% concentration of amitriptyline and a 1% concentration of ketamine, applied three times daily for three weeks. Subjects were allowed to continue their current pain medications (other than Lidoderm®) as long as they did not alter their dosage level or frequency. Subjects who entered the trial were required to have a score of at least 4 on the 11-point numerical pain scale. We completed the analysis of data from this clinical trial in February 2004.
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
     The results of our Phase II clinical trials helped us decide to use the high-dose formulation of EpiCept NP-1 in our Phase III clinical trials.
     Current Clinical Initiatives. We held an End of Phase II meeting with the FDA in April 2004 to discuss the Phase II clinical trial results and the protocols for our planned Phase III clinical trials. In that meeting, the FDA accepted our stability data and manufacturing plans for the combination product, as well as toxicology data on ketamine from studies conducted by others and published literature. The FDA also confirmed that the proposed New Drug Application, (“NDA”) would qualify for a Section 505(b)(2) submission (for details on this submission process, see “Item 1. Business — Government Regulation — United States — Section 505(b)(2) Drug Applications” below). In addition, the FDA approved our Phase III clinical trial protocol and indicated that a second factorial Phase III clinical trial would be required. The FDA also requested that we conduct an additional pharmacokinetic trial to assess dermal absorption of ketamine and outlined the parameters for long-term safety studies for the high-dose formulation. The pharmacokinetic clinical trial involved applying the cream twice daily and measuring blood concentration levels of amitriptyline and ketamine over 96 hours.
     We will work with the FDA to develop an appropriate toxicology program for amitriptyline and ketamine where existing data is not available. We completed a supplemental toxicology study in the third quarter of 2004 related to the application of EpiCept NP-1 on the skin. The duration of the study and the number and types of animals to be tested will be determined during further discussions with the FDA.

     We are currently preparing two Phase II, multi-center, randomized, placebo controlled trials in approximately 200 and 500 patients evaluating the analgesic properties and safety of EpiCept NP-1 (amitriptyline 4% and ketamine 2%) cream in patients with chronic lower extremity pain due to diabetic peripheral neuropathy and post-herpetic neuropathy, respectively. Proof of concept of the utility of the NP-1 cream in these types of neuropathic pain and detection of efficacy signals are key goals of these trials. This will be accomplished by comparing the differences at baseline (at randomization) to the last seven days of treatment between NP-1 and placebo creams in the mean daily intensity scores. In addition, these trials will investigate the quality of life and disability modification profiles of the NP-1 cream. These trials are scheduled to start in the first half of 2007.
     In the second quarter 2007 EpiCept expects to begin a Phase III multicenter, randomized, placebo controlled clinical trial in approximately 400 patients evaluating the effects of EpiCept NP-1 topical cream in treating patients suffering from chemotherapeutic (induced) peripheral neuropathy, also known as CPN. CPN may affect 50% of women undergoing surgical treatment for breast cancer. A common therapeutic agent for the treatment of advanced breast cancer is paclitaxel, and as many as 80% of the patients with advanced breast cancer experience some signs and symptoms of CPN, such as burning, tingling pain associated sometimes with mild muscular weakness, after high dose paclitaxel administration.
Surgical Pain
     According to Business Insight’s study “The Pain Outlook to 2011,” published in June 2006, there were over 54 million surgical procedures conducted in 2005 in the United States, with an estimated 75 percent of these patients experiencing post-operative pain. Traditional post-surgical pain treatment usually begins with the application of a local anesthetic at the surgical incision site during the surgery. The pain relief provided by the anesthetic applied during surgery typically wears off within the first two hours. Pain relief is then provided by a combination of oral or injectible opioid narcotic analgesics and NSAIDs, with accompanying adverse side effects and drug to drug interactions.
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
     Currently, there is no marketed product similar to LidoPAIN SP, and we believe that we would be the first sterile prescription analgesic patch on the market. If approved, we believe LidoPAIN SP would offer the following favorable attributes:
•	safety and ease of use;

•	sterility on a sutured wound;

•	reduced need for systemically-delivered opioid narcotic analgesics and NSAIDs;

•	single administration for one to three days;

•	minimal adverse side effects, including no observed nausea or vomiting;

•	additive therapy to systemically-delivered analgesics;

•	no drug to drug interactions; and

•	no wound healing interference.
     Clinical Development. We completed a Phase III pivotal clinical trial in Europe during the fourth quarter of 2006. The trial was a randomized, double-blind, placebo controlled trial in which 570 patients undergoing inguinal hernia repair received one LidoPAIN SP patch or a placebo patch, for 48 hours. Trial results indicated that the LidoPAIN SP patch did not achieve a statistically significant effect relative to the placebo patch with respect to its primary endpoint of self-assessed pain intensity between 4 and 24 hours. In addition, statistical significance was not achieved in the trial’s co-primary endpoint of patient use of “rescue” medication, i.e. systemically-delivered analgesics used to alleviate pain. The analyses of the trial data demonstrated that the total amount of pain from 4-24 hours as measured by the area under the curve had a p value of approximately 0.4; and co-primary endpoint rescue medication use also from 4-24 hours had a p-value of approximately 0.09. Both treatment groups showed an analgesic effect with greater analgesic response in the active group. The product was well tolerated in both treatment groups.

     Current Clinical Initiatives. We pursued an aggressive program of detailed statistical analyses to determine the impact of the findings in conjunction with other data generated from the trial in order to determine what changes in the Phase III trial design could be made to improve the likelihood of a positive result in a subsequent trial. This trial allowed the subcutaneous infiltration of intra-operative lidocaine by the surgeon just prior to the closure of the skin. Such infiltration was not permitted in our earlier Phase II clinical trial . The post hoc analysis of the data indicated that the patient’s perceived pain intensity score was directly influenced by the subcutaneous lidocaine infiltrated by the surgeon making it more difficult to show an analgesic effect with the LidoPAIN SP patch. In addition, the endpoint of analgesic rescue reached statistical significance for certain time points during the course of the study. Reduced analgesic consumption is a primary clinical benefit sought for this product.
     From the analyses of this trial’s data, a new Phase III pivotal protocol is being designed for a new trial intended to be conducted in the United States and Europe. This clinical trial in post-operative inguinal hernia repair patients will use the same overall study design and methodology as in previous LidoPAIN SP patch trials. However, obese (Body Mass Index >30 kg/m2) patients and subcutaneous lidocaine infiltration at skin closure will not be allowed in this upcoming trial, and other changes to the protocol are under consideration.
  Back Pain
     In the United States, 80% of the U.S. population will experience significant back pain at some point. Back pain ranks second only to headaches as the most frequently experienced pain. It is the leading reason for visits to neurologists and orthopedists and the second most frequent reason for physician visits overall. Both acute and chronic back pain are typically treated with NSAIDs, muscle relaxants or opioid analgesics. All of these drugs can subject the patient to systemic toxicity, significant adverse side effects and drug to drug interactions.
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
     If approved, we believe LidoPAIN BP would offer the following favorable attributes:
•	safety and ease of use;

•	reduced need for treatment with NSAIDs, muscle relaxants and opioid narcotic analgesics;

•	once daily administration;

•	minimal adverse side effects; and

•	no drug to drug interactions.
     LidoPAIN BP is designed to treat acute or recurrent lower back pain. As part of our strategic alliance with Endo, we licensed to Endo certain of our patents to enable Endo to develop a patch for the treatment of chronic lower back pain. The significant differences between LidoPAIN BP and Endo’s product, Lidoderm, are as follows:
•	LidoPAIN BP is designed for 24-hour use whereas Lidoderm® is approved for 12-hour use;

•	LidoPAIN BP is made with a stronger adhesive;

•	LidoPAIN BP contains a higher concentration of lidocaine (19.0% v. 5.0%); and

•	LidoPAIN BP is designed to provide earlier onset of action.
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

     We completed the analysis of this clinical trial in August 2003. The primary endpoint was pain intensity measured by a 5-point numerical pain scale where 0 indicated no pain and 5 indicated severe pain. Pain measurements were made at various times over the three-day duration of the trial. We assessed a number of secondary endpoints, including pain relief, muscle stiffness and global satisfaction. The trial demonstrated a dose-related statistically significant reduction in back pain intensity and muscle stiffness as well as increase in pain relief from the initiation of the trial.
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
     Although the results at two of the three centers in this study indicated that LidoPAIN BP had a greater analgesic effect as compared to the placebo control, the results at a third center were contradictory. At that center, the trial subjects who received placebo reported an analgesic effect that exceeded the analgesic effect reported by the subjects receiving LidoPAIN BP. After the trial, our consultant concluded that the unusually large placebo effect reported at this center most likely resulted because many of the subjects may have been concerned that a failure to report an analgesic effect would result in a loss of the stipend offered as compensation for participation in the trial. Due to the results reported at this center, this clinical trial did not demonstrate a statistically significant analgesic effect.
     Current Clinical Initiatives. Based on the results from the Phase I and Phase II clinical trials, we are designing a new pivotal Phase III clinical trial in acute musculoskeletal low back pain, which may commence in late 2007. Our new trial will be designed to address the issues raised in previous Phase IIb clinical trial. The trial will be longer and will have more stringent enrollment criteria. Under our strategic alliance with Endo, we remain responsible for the development of LidoPAIN BP, including all clinical trials and regulatory submissions.
Our Strategic Alliances
     Endo
     In December 2003, we entered into a license agreement with Endo under which we granted Endo (and its affiliates) the exclusive (including as to us and our affiliates) worldwide right to commercialize LidoPAIN BP. We also granted Endo worldwide rights to use certain of our patents for the development of certain other non-sterile, topical lidocaine patches, including Lidoderm, Endo’s non-sterile topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, we received a non-refundable payment of $7.5 million, and we may receive additional payments of up to $52.5 million upon the achievement of various milestones relating to product development, regulatory approval and commercial success for both our LidoPAIN BP product and Endo’s own back pain product, so long as, in the case of Endo’s product candidate, our patents provide protection thereof. We will also receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. We are also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones of Lidoderm, Endo’s chronic lower back pain product candidate, so long as our patents provide protection thereof. The future amount of milestone payments we are eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
     We remain responsible for continuing and completing the development of LidoPAIN BP, including conducting all clinical trials (and supplying the clinical products necessary for those trials) and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. We may subcontract with third parties for the manufacture and supply of LidoPAIN BP. Endo is conducting Phase II clinical trials for its Lidoderm patch in chronic back pain and remains responsible for continuing and completing the development, including conducting all clinical trials (and supplying the clinical products necessary for those trials) in connection with that indication.
     In the event that we have obtained regulatory approval of LidoPAIN BP in a particular country and Endo fails to commercialize LidoPAIN BP in that country within three years from the date on which we receive final regulatory approval in the United States, then the license granted to Endo relating to the commercialization of LidoPAIN BP in that country terminates, and we will have the right to commercialize or license the product in that country. In that event, we will be required to pay Endo a royalty on the net sales of LidoPAIN BP in any such country.

     At our option, within 30 days after our first filing of an NDA (or foreign equivalent) for LidoPAIN BP, we have the right to negotiate a co-promotion arrangement with Endo in any country in which such filing has been made. However, neither we nor Endo is under any obligation to enter into any such arrangement.
     The license terminates upon the later of the conclusion of the royalty term, on a country-by-country basis, and the expiration of the last applicable our patent covering licensed Endo product candidates on a country-by-country basis. Either Endo or we may terminate the agreement upon an uncured material breach by the other or, subject to the relevant bankruptcy laws, upon a bankruptcy event of the other.
     Myriad
     We licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad in 2003. Under the terms of the agreement, we granted to Myriad a research license to perform Myriad’s obligations during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. We also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement required Myriad to make research payments to us totaling $3 million which was paid and recognized as revenue prior January 4, 2006. Assuming the successful commercialization of the compound for the treatment of cancer, we are also eligible to receive up to $24.0 million upon the achievement of certain milestones and the successful commercialization of the compound for treatment of cancer as well as a royalty on product sales. In March 2007, Myriad initiated a Phase II registration sized clinical trial for Azixa™ (MPC6827), which will trigger a milestone payment to us of $1.0 million.
     DURECT
     In December 2006, we entered into a license agreement with DURECT Corporation (“DURECT”), pursuant to which we granted DURECT the exclusive worldwide rights to certain of our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, we received a $1.0 million upfront payment and may receive up to an additional $9.0 million in license fees and milestone payments as well as certain royalty payments based on net sales.
     Adolor
     In July 2003, we entered into a license agreement with Adolor under which we granted Adolor the exclusive right to commercialize a sterile topical patch containing an analgesic alone or in combination, including without limitation, LidoPAIN SP, throughout North America. Upon the execution of the Adolor agreement, we received a non-refundable payment of $2.5 million, which was deferred and was being recognized as revenue ratably over the estimated product development period. In September 2005, we received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a U.S. Phase II trial of LidoPAIN SP. In October 2006, Adolor discontinued its licensing agreement with us for LidoPAIN SP. As a result, we now have the full worldwide development and commercialization rights to the product candidate. We recognized the balance of the deferred revenue attributable to this license during the fourth quarter of 2006.
Manufacturing
     We have no in-house manufacturing capabilities. We intend to outsource all of our manufacturing activities for the foreseeable future. We believe that this strategy will enable us to direct operational and financial resources to the development of our product candidates rather than diverting resources to establishing a manufacturing infrastructure.
     We have entered into arrangements with qualified third parties for the formulation and manufacture of our clinical supplies. We intend to enter into additional written supply agreements in the future and are currently in negotiations with several potential suppliers. We generally purchase our supplies from current suppliers pursuant to purchase orders. We plan to use a single, separate third party manufacturer for each of our product candidates for which we are responsible for manufacturing. In some cases, the responsibility to manufacture product, or to identify suitable third party manufacturers, may be assumed by our licensees. We cannot assure you that our current manufacturers can successfully increase their production to meet full commercial demand. We believe that there are several manufacturing sources available to us, including our current manufacturers, which can meet our commercial supply requirements on commercially reasonable terms. We will continue to look for and secure the appropriate manufacturing capabilities and capacity to ensure commercial supply at the appropriate time.
Sales and Marketing
     We do not currently have internal sales or marketing capabilities. In order to commercially market our product candidates if we obtain regulatory approval, we must either develop an internal sales and marketing infrastructure or collaborate with third parties with sales and marketing expertise. We have retained full rights to commercialize Ceplene, EpiCept NP-1, LidoPAIN SP and EPC2407 worldwide. In addition, we have granted Myriad exclusive worldwide commercialization rights, with rights to sublicense, for MPC 6827. We have also granted Endo exclusive worldwide marketing and commercialization rights for LidoPAIN BP but have retained the right to negotiate with Endo co-promotion rights for LidoPAIN BP worldwide. We will likely market our products in international markets outside of North America through collaborations with third parties. We intend to make decisions regarding internal sales and marketing of our product candidates on a product-by-product and country-by-country basis.
Intellectual Property
     Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and drug candidates as well as successfully defending these patents against third-party challenges. We have various compositions of matter and use patents, which have claims directed to our product candidates or methods of their use. Our patent policy is to retain and secure patents for the technology, inventions and improvements related to our core portfolio of product candidates. We currently own eighty one U.S. and international patents. EpiCept also relies on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position.
     The following is a summary of the patent position relating to our five in-house product candidates:
     Ceplene — The intellectual property protection surrounding our histamine technology includes 26 United States patents issued or allowed, with patents issued or pending in the international markets concerning specific therapeutic areas or manufacturing. Claims include the therapeutic administration of histamine or any H2 receptor agonist in the treatment of cancer, infectious diseases and other diseases, either alone or in combination therapies, the novel synthetic method for the production of pharmaceutical-grade histamine dihydrochloride, the mechanism of action including the binding receptor and pathway, and the rate and route of administration.
     EPC2407 — The intellectual property protection regarding this compound is covered by one issued U.S. patent and two applications pending covering the composition and uses of this compound and structurally related analogs. Additional foreign patent applications are pending in major pharmaceutical markets outside the United States.
     EpiCept NP-1 — We own a U.S. patent with claims directed to a formulation containing a combination of amitriptyline and ketamine, which can be used as a treatment for the topical relief of pain, including neuropathic pain, that expires in August 2021. We also have a license to additional patents, which expire in September 2015 and May 2018, and which have claims directed to topical uses of tricyclic antidepressants, such as amitriptyline, and NMDA antagonists, such as ketamine, as treatments for relieving pain, including neuropathic pain. Additional foreign patent applications are pending related to EpiCept NP-1 in many major pharmaceutical markets outside the United States.
     LidoPAIN SP — We own two U.S. patents that have claims directed to the topical use of a local anesthetic or salt thereof, such as lidocaine, for the prevention or relief of pain from surgically closed wounds, in a hydrogel patch, which expire in October 2019. Additionally, we own a pending U.S. patent application that is directed to a breathable, sterile patch that can be used to treat pain caused by various types of wounds, including surgically closed wounds. We have foreign patent applications pending relating to LidoPAIN SP in many major pharmaceutical markets outside the United States.
     LidoPAIN BP — We own a U.S. patent that has claims directed to the use and composition of a patch containing a local anesthetic, such as lidocaine, to topically treat back pain, myofascial pain and muscular tensions, which expires in July 2016. Equivalent foreign patents have been granted in many major European pharmaceutical markets.
     We may seek to protect our proprietary information by requiring our employees, consultants, contractors, outside partners and other advisers to execute, as appropriate, nondisclosure and assignment of invention agreements upon commencement of their employment or engagement. We also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

     We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, partners and other advisors may unintentionally or willfully disclose information to competitors. Enforcing a claim that a third party illegally obtained and is using trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
     The pharmaceutical, biotechnology and other life sciences industries are characterized by the existence of a large number of patents and frequent litigation based upon allegations of patent infringement. While our drug candidates are in clinical trials, and prior to commercialization, we believe our current activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States and Section 55.2(1) of the Canadian Patent Act, each of which covers activities related to developing information for submission to the FDA and its counterpart agency in Canada. As our drug candidates progress toward commercialization, the possibility of an infringement claim against us increases. While we attempt to ensure that our drug candidates and the methods we employ to manufacture them do not infringe other parties’ patents and other proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights.
     For a discussion of the risks associated with our intellectual property, see Item 1A. “Risk Factors — Risks Relating to Intellectual Property.”
License Agreements
     We have in the past licensed and will continue to license patents from collaborating research groups and individual inventors.
  Cassel
     In October 1999, we acquired from Dr. R. Douglas Cassel certain patent applications relating to technology for the treatment of surgical incision pain. We will pay Dr. Cassel royalties based on the net sales of any of our products for the treatment of pain associated with surgically closed wounds, after deducting the amount of consulting fees we paid him pursuant to an amendment to the license agreement signed in 2003, which has since lapsed. The royalty obligations will terminate upon the expiration of the last to expire acquired patent. As part of the royalty arrangement, we have engaged Dr. Cassel as a consultant, for which he is paid on a per diem basis. Dr. Cassel provides us with general scientific consulting services, particularly with respect to the development and commercialization of LidoPAIN SP. Dr. Cassel has also granted us an option to obtain, on mutually agreeable terms, an exclusive, worldwide license to any technology discovered by Dr. Cassel outside of his performance of services for us.
  Epitome
     In August 1999, we entered into a sublicense agreement with Epitome Pharmaceuticals Limited under which EpiCept has an exclusive license to certain patents licensed to Epitome by Dalhousie University for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia. This technology has been incorporated into EpiCept NP-1. We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. We are obligated to make payments to Epitome upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. At the end of each year in which there has been no commercially sold products, we will be obligated to pay to Epitome a maintenance fee that is equal to twice the fee paid in the previous year, or Epitome will have the option to terminate the contract. The sublicense terminates upon the expiration of the last to expire licensed patents but may be terminated earlier under specified circumstances, such as breaches, lack of commercial feasibility and regulatory issues. We paid a maintenance fee of $0.2 and $0.1 million in 2005 and 2004, respectively and accrued a fee of $0.4 million in 2006. Negotiations to amend various terms of the sublicense agreement are in progress.
  Shire Biochem
     In March 2004 and as amended in January 2005, we entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) who had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreement all rights and obligations of the parties under the July 2000 agreement were terminated and Shire BioChem agreed to assign and/or license to us rights it owned under or shared under the prior research program. The agreement requires that we provide Shire

Biochem a portion of any sublicensing payments we receive if we relicense the series of compounds, and make milestone payments to Shire BioChem totaling up to $26 million, assuming the successful commercialization of a compound for the treatment of a cancer indication, as well as pay a royalty on product sales. In 2006, we recorded a license fee expense of $0.5 million upon the commencement of a Phase I clinical trial for EPC2407.
  Hellstrand
     In October 1999, we entered into a royalty agreement with Dr. Kristoffer Hellstrand under which we have an exclusive license to certain patents for Ceplene (histamine dihydrochloride or any other H2 receptor agonist) configured for the systemic treatment of cancer, infectious diseases, autoimmune diseases and other medical conditions. We previously paid Dr. Hellstrand $1 million. In addition, we owe a royalty of 1% of net sales. As of December 31, 2006, no royalties have been paid.
Government Regulation
  United States
     The FDA and comparable state and local regulatory agencies impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our product candidates. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, and implementing regulations. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:
•	completion of extensive pre-clinical laboratory tests, pre-clinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an Investigational New Drug , or IND, application that must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of a New Drug Application, an NDA, to the FDA;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced to assess compliance with current GMP, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.
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
     New Drug Application. The results of drug candidate development, pre-clinical testing, chemistry and manufacturing controls and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. Once issued, the FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.
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
     Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to potential legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt EpiCept’s clinical trials, require EpiCept to recall a drug from distribution, or withdraw approval of the NDA for that drug.
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
     Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. This authorization is a marketing authorization application, or MAA. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure.
     In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators.
Corporate Information
     We were incorporated in Delaware in March 1993. We have two wholly-owned subsidiaries, EpiCept GmbH, based in Munich, Germany, which is engaged in research and development activities on our behalf and Maxim Pharmaceuticals, Inc. which we acquired on January 4, 2006. Our principal executive offices are located at 777 Old Saw Mill River Road, Tarrytown, NY, and our telephone number is (914) 606-3500. Our website address is www.epicept.com. Our website, and the information contained in our website, is not a part of this annual report.
Employees
     As of March 27, 2007, EpiCept’s workforce consists of 34 full-time employees, eleven of whom hold a Ph.D. or M.D., and one of whom holds another advanced degree. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that our relations with our employees are good.
Research and Development
     Since our inception, we have made substantial investments in research and development. In the years ended December 31, 2006, 2005 and 2004, we incurred research and development expenses of $15.6 million, $1.8 million and $1.8 million, respectively.
Availabi1ity of SEC Filings
     We have filed reports, proxy statements and other information with the SEC. Copies of EpiCept’s reports, proxy statements and other information may be inspected and copied at the public reference facilities maintained by the SEC at SEC Headquarters, Public Reference Section, 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements and other information regarding EpiCept. The address of the SEC website is http://www.sec.gov. We will also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge available through our website at www.epicept.com as soon as reasonably practicable after filing electronically such material with the SEC. Copies are also available, without charge, from EpiCept Corporation, 777 Old Saw Mill River Road, Tarrytown, NY, 10591.

RISK FACTORS
     An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors described below as well as the other information contained in this prospectus before buying shares of our common stock. If any of the following risks or uncertainties occurs, our business, financial conditions and operating results could be materially and adversely affected. As a result, the trading price of our common stock could decline and you may lose all or a part of your investment in our common stock.
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
     We have incurred significant losses since our inception, and we expect that we will experience net losses and negative cash flow for the foreseeable future. Since our inception in 1993, we have incurred significant net losses in each year. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative costs associated with our operations. Our net loss for the fiscal year ended December 31, 2006 and 2005 was $65.5 and $7.2 million, respectively. As of December 31, 2006 and 2005, our accumulated deficit was $142.2 and $67.7 million, respectively. We may never generate sufficient net revenue to achieve or sustain profitability.
     We expect to continue to incur increasing expenses over the next several years as we:
•	continue to conduct clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	develop, formulate and commercialize our product candidates;

•	implement additional internal controls and reporting systems and develop new corporate infrastructure;

•	acquire or in-license additional products or technologies or expand the use of our technologies;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.
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
We will need substantial additional funding, may be unable to raise additional capital when needed and may not be able to continue as a going concern. This could force us to delay, reduce or eliminate our product development and commercialization activities.

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
     We believe that our existing cash resources will be sufficient to meet our projected operating requirements into the third quarter of 2007. We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. We cannot assure you that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope of or eliminate some of our development programs, which could delay the time to market for any of our product candidates.
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
Our common stock may be delisted from The Nasdaq Capital Market, which may make it more difficult for you to sell your shares.
     On January 29, 2007, we received a letter from the Nasdaq Listings Qualifications Panel (the “Panel”) stating that the Panel determined to transfer the shares of the Company from The Nasdaq Global Market to The Nasdaq Capital Market, effective at the open of business on Tuesday, January 30, 2007, and to allow the Company to remain listed on that market subject to certain conditions. The determination was the result of a hearing by the Panel on December 14, 2006, relating to the market value of our listed securities not being maintained over $50.0 million, a continued listing requirement of The Nasdaq Global Market. On January 10, 2007, we were notified by the Panel that the private placement of $10.0 million of securities previously announced by us on December 21, 2006 violated shareholder authorization rules, also a continued listing requirement of The Nasdaq Global Market. A Standby Equity Distribution Agreement, also dated as of December 21, 2006, which we refer to as SEDA, and the private placement of $10.0 million of securities were part of our plan to regain compliance with the market value deficiency requirement.
     The Panel determined to transfer our shares to The Nasdaq Capital Market, effective at the open of business on Tuesday, January 30, 2007, and to allow us to remain listed on that market, subject to the following conditions: (1) on or before April 11, 2007, the Company shall publicly announce and inform the Panel that the Private Placement and SEDA have been approved by our stockholders, and (2) on or before April 25, 2007, the Nasdaq staff shall have approved the Company’s application for new listing, the Company will have paid all applicable listing fees and evidenced compliance with all requirements for continued listing on The Nasdaq Capital Market. The Company intends to satisfy the Panel’s conditions and remain listed on The Nasdaq Capital Market until such time as it may qualify for readmission to The Nasdaq Global Market. If we are unable to satisfy these conditions in a timely manner, our common stock may be delisted from the The Nasdaq Capital Market and has scheduled a special meeting of stockholders for April 6, 2007 which would adversely impact the trading market for our common stock and make it more difficult for you to sell your shares of our common stock.

  Our quarterly financial results are likely to fluctuate significantly, which could have an adverse effect on our stock price.
     Our quarterly operating results will be difficult to predict and may fluctuate significantly from period to period, particularly because we are a relatively small company with no approved products. The level of our revenues, if any, expenses and our results of operations at any given time could fluctuate as a result of any of the following factors:
•	research and development expenses incurred and other operating expenses;

•	results of our clinical trials;

•	our ability to obtain regulatory approval for our product candidates;

•	our ability to achieve milestones under our strategic relationships on a timely basis or at all;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	our ability to establish and maintain a productive sales force;

•	demand and pricing of any products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products;

•	interruption in the manufacturing or distribution of our products;

•	the effect of competing technological and market developments;

•	litigation involving patents, licenses or other intellectual property rights; and

•	product failures or product liability lawsuits.
     Until we obtain regulatory approval for any of our product candidates, we cannot begin to market or sell them. As a result, it will be difficult for us to forecast demand for our products with any degree of certainty. It is also difficult to predict the timing of the achievement of various milestones under our strategic relationships. In addition, our operating expenses may continue to increase as we develop product candidates and build commercial capabilities. Accordingly, we may experience significant quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.
We have experienced material weaknesses related to our internal controls and procedures, which, if repeated, could adversely impact our ability to report our consolidated financial results accurately and on a timely basis.
     As a result of our inability to complete our financial statements for the quarter ended March 31, 2006 and to file our corresponding Form 10-Q on a timely basis; and the journal entry adjustments primarily related to the accounting for the Maxim merger, management determined that material weaknesses existed in our internal control over financial reporting at March 31, 2006. Our independent registered public accounting firm identified certain matters for the first quarter ended March 31, 2006 involving our internal control over financial reporting that it considered to be material weaknesses under standards established by the Public Company Accounting Oversight Board, including errors on the statement of cash flows, errors in recording the purchase price allocation relating to the Maxim merger, and other errors either of omission of required footnote information or requiring correcting journal entries. Our independent registered public accounting firm informed management and the audit committee of its findings. In light of the additional complexity of the financial statements resulting from the merger with Maxim and the findings of our independent registered public accounting firm for the first quarter ended March 31, 2006, management implemented certain improvements in its financial reporting close process. We retained the services of outside external accountants to provide additional training, process support and internal review of the financial statements. In addition, we developed and utilized detailed checklists for the financial reporting process to ensure completeness in the preparation of SEC reports. We improved documentation of our conclusions relating to technical accounting issues and determinations. In addition, during the quarter ended September 30, 2006, we initiated a plan for our San Diego subsidiary (Maxim) to adopt the same accounting software being utilized in New York, in order to facilitate the accuracy and timeliness of that subsidiary’s financial disclosure process. We cannot assure you that new material weaknesses in our internal control over financial reporting will not be discovered in the future. Any failure to remediate any reported material weaknesses in the future or implement required new or improved internal controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. Inadequate internal controls in the future could also cause investors to lose confidence in our reported consolidated financial statements, which could result in a decline in value for our stock.
     We are also required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 for the first time at December 31, 2006, which requires annual management assessments of the effectiveness of our internal control over financial reporting and an attestation to, and testing and assessment of, our internal control over financial reporting by our independent registered public accounting firm. We performed certain testing of our internal control over financial reporting in preparation for our first annual assessment of the effectiveness of such internal control over financial reporting as required by Section 404(a). There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. We may not be able to maintain the effectiveness of our internal control over financial reporting in the future.
  Our recurring losses and stockholders’ deficit have raised substantial doubt regarding our ability to continue as a going concern.
     EpiCept’s recurring losses from operations and EpiCept’s stockholders’ deficit raise substantial doubt about EpiCept’s ability to continue as a going concern and as a result EpiCept’s independent registered public accounting firm included an explanatory paragraph in its report on EpiCept’s consolidated financial statements for the year ended December 31, 2006 with respect to this uncertainty. EpiCept will need to raise additional debt or equity capital to fund our product development efforts and to meet our obligations, including servicing our existing indebtedness and performing our contractual obligations under our license agreements and strategic alliances. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.
     Clinical and Regulatory Risks
If we are unable to successfully design, conduct and complete clinical trials, we will not be able to obtain regulatory approval for product candidates, which could delay or prevent us from being able to generate revenue from product sales.
     We currently have no products approved for sale, and we cannot guarantee you that we will ever have marketable products. Before our product candidates can be commercialized, we or our partners must submit an NDA to the FDA. The NDA must demonstrate that the product candidate is safe and effective in humans for its intended use. To support our NDAs, we or our partners must conduct extensive human tests, which are referred to as clinical trials. Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources.
     We currently have several product candidates in various stages of clinical testing. All of our product candidates are prone to the risks of failure inherent in drug development and testing. Product candidates in later-stage clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical testing. In addition, the data collected from clinical trials of our product candidates may not be sufficient to support FDA approval, or FDA officials could interpret the data differently than we do. The FDA may require us or our partners to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during regulatory review.
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
     Our product candidates will be subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA, European Medicines Agency for the Evaluation of Medicinal Products, or EMEA, and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. The FDA, EMEA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA, EMEA or similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMEA or similar international regulators may also require additional testing for safety and efficacy. Any failure or delay in obtaining these approvals could prohibit or delay us from marketing product candidates. If our product candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these product candidates, and we may not generate revenues from the commercial sale of any of our products.
Clinical trial designs that were discussed with regulatory authorities prior to their commencement may subsequently be considered insufficient for approval at the time of application for regulatory approval.
     We or our partners discuss with and obtain guidance from regulatory authorities on clinical trial protocols. Over the course of conducting clinical trials, circumstances may change, such as standards of safety, efficacy or medical practice, which could affect regulatory authorities’ perception of the adequacy of any of our clinical trial designs or the data we develop from our studies. Changes in circumstances could affect our ability to conduct clinical trials as planned. Even with successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. For example, in May 2004, we announced the results of an international Phase III clinical trial testing the combination of Ceplene plus IL-2 in patients with acute myeloid leukemia, or AML, in complete remission. The primary endpoint of the Phase III trials was achieved using intent-to-treat analysis, as patients treated with the Ceplene plus IL-2 combination therapy experienced a statistically significant increase in leukemia-free survival compared to patients in the control arm of the trial. In January 2005, we announced that based on ongoing correspondence with the FDA, as well as consultations with external advisors, it determined that an additional Phase III clinical trial would be necessary to further evaluate Ceplene plus IL-2 combination therapy for the treatment of AML patients in complete remission before applying for regulatory approval in the United States. In October 2006, we submitted a Market Authorization Application to EMEA for Ceplene, our lead oncology product candidate, administered in conjunction with interleukin-2 (IL-2), for the maintenance of first remission in patients with AML. However, we have no assurance that (i) the EMEA or similar regulatory agencies will not require an additional Phase III trial, (ii) the EMEA or similar regulatory agencies would approve regulatory filings for drug approval, or (iii) if an additional Phase III trial is required, that the results from such additional Phase III trial would confirm the results from the first Phase III trial.
If we receive regulatory approval, our marketed products will also be subject to ongoing FDA and/or foreign regulatory agency obligations and continued regulatory review, and if we fail to comply with these regulations, we could lose approvals to market any products, and our business would be seriously harmed.
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
     The nature of clinical trials and our business strategy requires us to rely on clinical research centers and other contractors to assist us with clinical testing and certain research and development activities, such as our agreement with Myriad Genetics, Inc. related to the MX90745 series of apoptosis-inducer anti-cancer compounds. As a result, our success is dependent upon the success of these outside parties in performing their responsibilities. We cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by such contractors. If such contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our product candidates could be delayed. In addition, we rely on Myriad for research and development related to the MX90745 series of apoptosis-inducer anti-cancer compounds. We may enter into similar agreements from time to time with additional third parties for our other product candidates whereby these third parties undertake significant responsibility for research, clinical trials or other aspects of obtaining FDA approval. As a result, we may face delays if Myriad or these additional third parties do not conduct clinical studies and trials, or prepare or file regulatory related documents, in a timely or competent fashion. The conduct of the clinical studies by, and the regulatory strategies of, Myriad or these additional third parties, over which we have limited or no control, may delay or prevent regulatory approval of our product candidates, which would delay or limit our ability to generate revenue from product sales.

Risks Relating to Commercialization
If we fail to enter into and maintain successful strategic alliances for our product candidates, we may have to reduce or delay our product commercialization or increase our expenditures.
     Our strategy for developing, manufacturing and commercializing potential product candidates in multiple therapeutic areas currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies that have product development resources and expertise, established distribution systems and direct sales forces to advance our development programs and reduce our expenditures on each development program and market any products that we may develop. EpiCept has formed a strategic alliance with Endo with respect to EpiCept’s LidoPAIN BP product candidate, Myriad with respect to the MX90745 series of apoptosis-inducer anti-cancer compounds and with DURECT for our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. We may not be able to negotiate additional strategic alliances on acceptable terms, or at all.
     We may rely on collaborative partners to market and sell Ceplene in international markets, if approved for sale in such markets. We have not yet entered into any collaborative arrangements with respect to marketing or selling Ceplene with the exception of agreements relating to Australia, New Zealand and Israel. We cannot assure you that we will be able to enter into any such arrangements on terms favorable to us, or at all.
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
     If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, the product will need to be manufactured in larger quantities. To date most of our product candidates have been manufactured in only small quantities for preclinical and clinical trials. In those case, our third party manufacturers may not be able to successfully increase their manufacturing capacity in a timely or economical manner, or at all. We may be forced to identify alternative or additional third party manufacturers, which may prove difficult because the number of potential manufacturers is limited and the FDA must approve any replacement contractor prior to manufacturing our products. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. If we are unable to successfully increase the manufacturing capacity for a drug candidate in a timely and economical manner, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply, both of which may have an adverse effect on our business.
     Our product candidates require precise, high quality manufacturing. A failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practice and other applicable government regulations and corresponding foreign standards; however, we do not have control over third party manufacturers’ compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. Additionally, third-party manufacturers must pass a pre-approval inspection before we can obtain marketing approval for any of our products in development.
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
     Our success is substantially dependent on our continued ability to attract, retain and motivate highly qualified management, scientific and technical personnel and our ability to develop and maintain important relationships with leading institutions, clinicians and scientists. We are highly dependent upon our key management personnel, particularly John V. Talley, our President and Chief Executive Officer, Robert W. Cook, our Chief Financial Officer, and Dr. Ben Tseng, our Chief Scientific Officer. We are also dependent on certain scientific and technical personnel. The loss of the services of any member of senior management, or scientific or technical staff may significantly delay or prevent the achievement of product development, commercialization and other business objectives. Messrs. Talley and Cook have entered into employment agreements with EpiCept. However, either of them may decide to voluntarily terminate his employment with us. We do not maintain key-man life insurance on any of our employees.
     We believe that we will need to recruit additional management and technical personnel. There is currently a shortage of, and intense competition for, skilled executives and employees with relevant scientific and technical expertise, and this shortage may continue. The inability to attract and retain sufficient scientific, technical and managerial personnel could limit or delay our product development efforts, which would reduce our ability to successfully commercialize product candidates and our business.
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
Our competitors may:

•	develop and market product candidates that are less expensive and more effective than our future product candidates;

•	adapt more quickly to new technologies and scientific advances;

•	commercialize competing product candidates before we or our partners can launch any product candidates developed from our product candidates;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances; and

•	take advantage of acquisition or other opportunities more readily than we can.
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
     The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•	we might not have been the first to make the inventions covered by each of its pending patent applications and issued patents, and we could lose our patent rights as a result;

•	we might not have been the first to file patent applications for these inventions or our patent applications may not have been timely filed, and we could lose our patent rights as a result;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	our issued patents may not provide a basis for commercially viable drugs or therapies, may not provide us with any protection from unauthorized use of our intellectual property by third parties, and may not provide us with any competitive advantages;

•	our patent applications or patents may be subject to interference, opposition or similar administrative proceedings;

•	the organization may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.
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
     We cannot assure you that any of our product candidates infringe the intellectual property of others. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their technology, we could face a number of issues that could increase its costs or have a negative impact on its business, including:
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
     Since January 30, 2007, our common stock trades on The Nasdaq Capital Market and on the OM Stockholm Exchange. From January 5, 2006 through January 29, 2007, our common stock traded on The Nasdaq National Market. Prior to January 4, 2006, our common stock did not trade on an exchange. Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market prices of the common stock and our ability to raise equity capital in the future.
     The volatility of biopharmaceutical stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:
•	results from and any delays in our clinical trial programs;

•	announcements concerning our collaborations with Endo Pharmaceuticals Inc., Myriad Genetics, Inc. and DURECT Corporation or future strategic alliances;

•	delays in the development and commercialization of our product candidates due to inadequate allocation of resources by our strategic collaborators or otherwise;

•	market conditions in the broader stock market in general, or in the pharmaceutical and biotechnology sectors in particular;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	additions or departures of key personnel;

•	FDA or international regulatory actions affecting us or our industry;

•	our ability to maintain our listing on the The Nasdaq Capital Market;

•	issues in manufacturing our product candidates;

•	market acceptance of our product candidates;

•	third party healthcare reimbursement policies; and

•	litigation or public concern about the safety of our product candidates.
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
     Our executive officers, directors and their affiliates beneficially own or control approximately 18.53% of the outstanding shares of our common stock as of March 15, 2007. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may cause the trading price of our common stock to decline due to investor perception that conflicts of interest may exist or arise.
If securities or industry analysts do not publish research or reports about us, if they change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price and trading volume could decline.
     The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.
Future sales of common stock by our existing stockholders may cause our stock price to fall.
     The market price of our common stock could decline as a result of sales by our existing stockholders in the market or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
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
     We have never paid cash dividends on any of our classes of capital stock to date, and we intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing or any future debt may preclude us from paying these dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

The requirements of being a public company may strain our resources and distract management.
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the listing requirements of The Nasdaq Capital Market and the OM Stockholm Exchange. The obligations of being a public company require significant additional expenditures and place additional demands on our management as we comply with the reporting requirements of a public company. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
ITEM 1B. UNRESOLVED SEC STAFF COMMENTS
     We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
     EpiCept leases approximately 10,000 square feet located at 777 Old Saw Mill River Road, Tarrytown, NY until February 2012. EpiCept also leases approximately 3,000 square feet in Munich, Germany until August 2007, with automatic year-long extensions for an additional three years. EpiCept currently leases approximately 38,000 rentable square feet of laboratory and office space in San Diego, California. We believe that our existing facilities will be adequate to accommodate our business needs.
ITEM 3. LEGAL PROCEEDINGS
     The following legal proceedings relate to Maxim and were assumed upon the completion of the merger on January 4, 2006:
     On October 7, 2004 plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In October 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger of us and Maxim. The amended complaint was rejected by the court, pending the lifting of the stay. The complaint was tendered to Maxim’s insurance carrier, which denied coverage. Maxim disputes the position taken by the insurance carrier and fully intends to enforce its rights under the policy. On March 7, 2006, the Company entered into a settlement agreement with the plaintiff where we will pay $0.1 million in EpiCept common stock to cover the plaintiff’s legal expenses. The settlement is subject to customary conditions such as the execution of settlement documents, the final court approval of the settlement and dismissal of the Putnam claims with prejudice.
     On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of other stockholders similarly situated, filed a complaint in the United States District Court for the Southern District of California against Maxim, one officer of Maxim and one former officer of Maxim, alleging violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefor. Thereafter, two similar complaints were filed in the Southern District of California. These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint. No discovery was conducted. In October 2005, the United States District Court of the Southern District of California granted Maxim’s motion to dismiss the consolidated amended complaint, but granted plaintiffs leave to amend. The cases were tendered to Maxim’s insurance carrier, Carolina Casualty Insurance Company (“Carolina Casualty”), which denied coverage. On June 22, 2006, the parties entered into a stipulation of settlement, for $1.0 million in cash and $1.3 million in our common stock and Maxim’s insurance carrier agreed to contribute approximately $0.8 million towards that settlement. Final approval of this settlement was received September 27, 2006. We paid approximately $0.3 million in cash in July 2006 and in October 2006 issued approximately 0.7 million shares of common stock in settlement of this suit.
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
     In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against Maxim and two of its officers, alleging fraud and negligent misrepresentation in connection with the Maxim’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that Maxim has no liability for such claims and awarded recovery of the Maxim’s reasonable attorneys’ fees and costs of approximately $0.9 million as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect, and in June 2004, the plaintiffs filed an appeal. In December 2004, the Court of Appeal reversed the judgment of the Superior Court on the grounds that the claims were not arbitrable under the terms of the Merger Agreement and remanded the lawsuit to the trial court for further proceedings. In September 2005, plaintiffs filed an amended complaint adding state law securities claims against the defendants. The defendants denied all material allegations in the amended complaint and undertook a vigorous defense of the litigation. After extensive document discovery, the parties agreed to mediate the dispute, and the trial date was continued to November 10, 2006. On May 8, 2006, the parties commenced mediation. On July 14, 2006, the parties agreed in principle to settle all claims. The settlement was consummated on October 2, 2006, and the case finally dismissed with prejudice by the Superior Court for the State of California, County of San Diego, on October 12, 2006. Under the terms of the settlement agreement, the Company made a payment of approximately $0.7 million and issued approximately 0.2 million shares of our common stock to the plaintiffs. Maxim’s insurer also made a payment in the amount of approximately $1.1 million.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s Common Stock is traded on both The Nasdaq Capital Market and the OM Stockholm Exchange under the symbol “EPCT.” The following table sets forth the range of high and low bid prices per share for the Common Stock as reported on The National Market System or The Nasdaq Capital Market during the periods indicated. Prior to January 4, 2006, all of the Company’s outstanding shares of common stock, par value $.0001 per share, were privately held.
Price Range of Common Stock

	Price Range
	High	Low
For Year Ended December 31, 2006
First Quarter	$12.00	$2.00
Second Quarter	4.67	2.35
Third Quarter	3.19	1.65
Fourth Quarter	2.08	1.37
     The high and low bid prices for the Common Stock during the first quarter of 2007 (through March 30, 2007) were $1.85 and $1.37, respectively. The closing price on March 30, 2007 was $1.73.
     Prior to the completion of the merger with Maxim, Maxim’s common stock traded on both the Nasdaq National Market and the OM Stockholm Exchange under the symbol “MAXM”. The following table shows the high and low sales price for Maxim’s common stock by quarter, as reported by Nasdaq for the periods indicated:

	Price Range
	High	Low
For Fiscal Year Ended September 30, 2005
First Quarter	$3.70	$1.99
Second Quarter	3.09	1.61
Third Quarter	1.84	1.18
Fourth Quarter	1.65	1.25
     As of March 13, 2007, there were approximately 3,992 stockholders of record of our common stock. EpiCept has never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006(1)	2005	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$2,095	$828	$1,115	$377	$—

Operating expenses:
General and administrative	14,242	5,783 (5)	4,408	3,407	3,493
Research and development	15,676	1,846	1,785	1,641	4,874
Acquired in-process research and development	33,361	—	—	—	—

Total operating expenses	63,279	7,629	6,193	5,048	8,367

Loss from operations	(61,184)	(6,801)	(5,078)	(4,671)	(8,367)
Other income (expense), net	(4,269)	(698)	(2,806)	(5,364)	(1,509)

Loss before benefit for income taxes	(65,453)	(7,499)	(7,884)	(10,035)	(9,876)
Benefit for income taxes	—	284	275	74	225

Net loss	(65,453)	(7,215)	(7,609)	(9,961)	(9,651)
Deemed dividend and redeemable convertible preferred stock dividends	(8,963)	(1,254)	(1,404)	(1,254)	(1,288)

Loss attributable to common stockholders	$(74,416)	$(8,469)	$(9,013)	$(11,215)	$(10,939)

Basic and diluted loss per common share(2)	$(3.07)	$(4.95)	$(5.35)	$(6.79)	$(6.63)

Weighted average shares outstanding(2)	24,232,873	1,710,306	1,683,199	1,650,717	1,649,409

	As of December 31,
	2006(1)		2005		2004	2003	2002
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,097		$403		$1,254	$8,007	$620
Working capital (deficit)	(4,482	)(3)	(19,735	)(6)	(4,953)	4,518	(933)
Total assets	18,426		2,747		2,627	8,196	951
Long-term debt	447		4,705		11,573	10,272	7,085
Redeemable convertible preferred stock	—		26,608		25,354	24,099	20,456
Accumulated deficit	(142,156	)(4)	(67,740)		(59,292)	(50,411)	(39,664)
Total stockholders’ deficit	(9,373)		(60,122)		(52,379)	(43,652)	(31,430)

(1)	On January 4, 2006, we completed our merger with Maxim Pharmaceuticals, Inc.
(2)	On January 4, 2006, there was a one-for-four reverse stock split. All prior periods have been retroactively adjusted to reflect the reverse stock split.
(3)	Our debt owed to Hercules of $10.0 million which matures on August 30, 2009 contains a subjective acceleration clause and accordingly has been classified as a current liability in accordance with Financial Accounting Standard Board, or FASB, Technical Bulletin 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements.”
(4)	Includes the in-process research and development acquired upon the completion of our merger with Maxim Pharmaceuticals, Inc. on January 4, 2006 and the beneficial conversion features related to the conversion of certain of our notes outstanding and preferred stock into our common stock and from certain anti-dilution adjustments to our preferred stock as a result of the exercise of the bridge warrants.
(5)	Includes $1.7 million write off of initial public offering costs.

(6)	As of December 31, 2005, debt of approximately $11.5 million was due within 12 months and as a result it was classified as a current liability.

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
Overview
     We are a specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of cancer and pain. We have a portfolio of six product candidates in various stages of development: an oncology product candidate submitted for European registration, three pain product candidates in late stage development, and two oncology compounds, one of which has commenced a Phase II clinical trial and the second of which entered clinical development in late 2006. Our portfolio of pain management and oncology product candidates allows us to be less reliant on the success of any single product candidate.
     Our oncology product candidate, Ceplene, was submitted for European registration in October 2006. Ceplene is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML specifically for patients who are in their first complete remission. Our late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. Our portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. Our pain product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration, or FDA, approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain. None of our product candidates has been approved by the FDA or any comparable agency in another country.
     Our merger with Maxim Pharmaceuticals, Inc., or Maxim, in January 2006 created a specialty pharmaceutical company that leverages our portfolio of topical pain therapies with product candidates having significant market potential to treat cancer. In addition to entering into opportunistic development and commercial alliances for its product candidates, our strategy is to focus our development efforts on topically-delivered analgesics targeting peripheral nerve receptors, alternative uses for FDA-approved drugs, and innovative cancer therapeutics.
Recent Events
     On December 20, 2006, we entered into a license agreement with DURECT Corporation, pursuant to which we granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, we received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the patent life. We may receive up to an additional $9.0 million in license fees and milestone payments as well as certain royalty payments based on net sales.
     In December 2006, we initiated a Phase 1 clinical trial of EPC2407 in oncology for solid tumors with submission of an IND and review and approval by the FDA for the study.
     In October 2006, Adolor Corporation (“Adolor”) informed us of their decision to discontinue their licensing agreement with us for LidoPAIN SP, our sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound. Accordingly, we regained the North American rights for LidoPAIN SP and now maintain full worldwide development and commercialization rights to our product candidate. As a result of the termination of the agreement, we recognized approximately $1.2 million of deferred revenue during the fourth quarter 2006, as we have no further obligations to Adolor. We had received non-refundable payments of $3.0 million pursuant to the license agreement, which were deferred and were being recognized as revenue ratably over the estimated product development period.
     In October 2006, we submitted a Market Authorization Application, or MAA to the European Medicines Agency for the Evaluation of Medicinal Products, or EMEA, for Ceplene, our lead oncology product candidate, administered in conjunction with interleukin-2 (IL-2), for the maintenance of first remission in patients with AML.

     None of our product candidates has been approved by the FDA or any comparable foreign agencies. We have yet to generate revenues from product sales. Our operations to date have been funded principally through the proceeds from the sale of common and preferred securities, debt instruments, cash proceeds from collaborative relationships, investment income earned on cash balances and short-term investments.
     We have two wholly-owned subsidiaries, Maxim, based in San Diego, CA, and EpiCept GmbH, based in Munich, Germany, which are engaged in research and development activities on our behalf.
Nasdaq Global Market Listing
     On January 29, 2007, we received a letter from the Nasdaq Listings Qualifications Panel (the “Panel”) stating that the Panel determined to transfer our shares from The Nasdaq Global Market to The Nasdaq Capital Market, effective at the open of business on Tuesday, January 30, 2007, and to allow us to remain listed on that market subject to certain conditions.
     The determination was the result of a hearing by the Panel on December 14, 2006, relating to the market value of our listed securities not being maintained at least at $50.0 million, a continued listing requirement of The Nasdaq Global Market. On January 10, 2007, we were notified by the Panel that the private placement of $10.0 million of securities previously announced by us on December 21, 2006 violated shareholder authorization rules, also a continued listing requirement of The Nasdaq Global Market. A Standby Equity Distribution Agreement also dated as of December 21, 2006, which we refer to as SEDA, and the private placement of $10.0 million of securities were part of our plan to regain compliance with the market value deficiency requirement.
     Although failure to comply with a continued listing requirement subjects our stock to delisting from The Nasdaq Global Market, the Panel determined to transfer our shares to The Nasdaq Capital Market, effective at the open of business on Tuesday, January 30, 2007, and to allow us to remain listed on that market, subject to the following conditions: (1) on or before April 11, 2007, we shall publicly announce and inform the Panel that the Private Placement and SEDA have been approved by our shareholders, and (2) on or before April 25, 2007, the Nasdaq staff shall have approved our application for new listing, and we will have paid all applicable listing fees and evidenced compliance with all requirements for continued listing on The Nasdaq Capital Market. The Company intends to satisfy the Panel’s conditions and remain listed on The Nasdaq Capital Market until such time as it may qualify for readmission to The Nasdaq Global Market.
Financial Update
     Since inception, we have incurred significant net losses each year. Our net loss for the years ended December 31, 2006 and 2005 was $65.5 million and $7.2 million, respectively, and we had an accumulated deficit of $142.2 million as of December 31, 2006. Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur increasing expenses over the next several years as we:
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

Acquisition of Maxim Pharmaceuticals, Inc.
     On January 4, 2006, Magazine Acquisition Corp., a wholly owned subsidiary of EpiCept, merged with Maxim pursuant to the terms of the Merger Agreement, among the Company, Magazine and Maxim, dated as of September 6, 2005.
     Under the terms of the merger agreement, Magazine merged with and into Maxim, with Maxim continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. We issued 5.8 million shares of our common stock to Maxim stockholders in exchange for all of the outstanding shares of Maxim, with Maxim stockholders receiving 0.203969 of a share of our common stock for each share of Maxim common stock. Our stockholders retained approximately 72%, and the former Maxim stockholders received approximately 28%, of outstanding shares of our common stock. We accounted for the merger as an asset acquisition as Maxim is a development stage company. The transaction valued Maxim at approximately $45.1 million.
     In connection with the merger, Maxim option holders who held options granted under Maxim’s Amended and Restated 1993 Long Term Incentive Plan, also known as the 1993 Plan, and options granted under the other Maxim stock option plans, with a Maxim exercise price of $20.00 per share or less, received a total of 0.4 million options to purchase our common stock at a range of exercise prices between $3.24 – $77.22 per share in exchange for the options to purchase Maxim common stock they held at the Maxim exercise price divided by the exchange ratio of 0.203969. Maxim obtained agreements from each holder of options granted under the 1993 Plan, with a Maxim exercise price above $20.00 per share, to terminate those options immediately prior to the completion of the merger and agreed to take action under the other plans so that each outstanding Maxim option granted under the other Maxim stock option plans that has an exercise price above $20.00 per share terminated on or prior to the completion of the merger. In addition, we issued warrants to purchase approximately 0.3 million shares at an exercise price range of $13.48 – $37.75 per share of our common stock in exchange for Maxim’s outstanding warrants.
Purchase Price Allocation
     The total purchase price of $45.1 million includes costs of $3.7 million to complete the transaction and has been allocated based on a final valuation of Maxim’s tangible and intangible assets and liabilities based on their fair values (table in thousands) as follows:

Cash, cash equivalents and marketable securities	$15,135
Prepaid expenses	1,323
Property and equipment	2,034
Other assets	456
In-process technology	33,362
Intangible assets (assembled workforce)	546
Total current liabilities	(7,731)

Total	$45,125

     We initially acquired in-process research and development assets of approximately $33.7 million, which were immediately expensed to research and development on January 4, 2006. A reduction of approximately $0.3 million of in-process research and development expense was recognized during 2006. The reduction of $0.3 million was a result of the decrease in merger restructuring and litigation accrued liabilities by approximately $0.6 million due to the termination of one lease in San Diego, which was partially offset by an increase in legal litigation settlements of approximately $0.4 million. We acquired assembled workforce of approximately $0.5 million, which was capitalized and is being amortized over its useful life of 6 years. We also acquired fixed assets of approximately $2.0 million, which are being amortized over their remaining useful life.
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
     In connection with the merger with Maxim on January 4, 2006, we originally recorded estimated merger-related liabilities for severance, lease termination, and legal settlements of $1.2 million, $1.1 million and $2.3 million, respectively. During the second quarter of 2006, the gross amounts of merger-related liabilities for lease termination and legal settlements were revised to $0.8 million and $2.8 million, respectively. In July 2006, in connection with the lease termination, we issued a six year non-interest bearing note in the amount of $0.8 million to the new tenant. Total future payments including broker fees amount to $1.0 million. In addition, we increased our legal accrual by $0.4 million during the second quarter of 2006 to $2.8 million. As of December 31, 2006, we paid $1.0 million and issued 1.0 million shares of our common stock with a market value of approximately $1.7 million for the settlement of certain Maxim lawsuits. See Note 10 of the consolidated financial statement for a roll-forward of Merger Restructuring and Litigation Accrued Liabilities.
Conversion and Exercise of Preferred Stock, Warrants and Notes, Loans and Financings
     On January 4, 2006, immediately prior to the closing of the merger with Maxim, we issued common stock to certain stockholders upon the conversion or exercise of all outstanding preferred stock, convertible debt and warrants. The following tables illustrate the carrying value and the amount of shares issued for each instrument converted into our common stock as of January 4, 2006:
Preferred Stock:

	Carrying	Common
Series of Preferred Stock	Value	Shares Issued
A	$8,225,806	1,501,349
B	7,077,767	1,186,374
C	19,543,897	3,375,594

Total	$34,847,470	6,063,317

     Upon the closing of the merger with Maxim, we recorded a beneficial conversion feature or BCF charge relating to the anti-dilution rights of each of the Series A convertible preferred stock, the Series B redeemable convertible preferred stock and the Series C redeemable convertible preferred stock, which we refer to collectively as the Preferred Stock, of approximately $2.1 million, $1.7 million, and $4.8 million, respectively related to the conversion of the Preferred Stock. In accordance with Emerging Issues Task Force , or EITF, Issue 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” or EITF 98-5, and EITF No. 00-27, “Application of EITF Issue 98-5 To Certain Convertible Instruments” or EITF 00-27, the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied value of our common stock on January 4, 2006. Such amounts were charged to deemed dividends in the consolidated statement of operations for the year ended December 31, 2006.
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

     Upon the closing of the merger with Maxim, we recorded a BCF relating to the anti-dilution rights of each of the Series B convertible preferred stock warrants and the Series C redeemable convertible preferred stock warrants, which we refer to as the Preferred Warrants, of approximately $0.1 million and $0.3 million, respectively related to the conversion of the Preferred Warrants into common shares. In accordance with EITF 98-5 and EITF 00-27, the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Warrants would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied value of our common stock on January 4, 2006 of $5.84. Such amounts were charged to deemed dividends in the consolidated statement of operations for the year ended December 31, 2006.
Notes, Loans and Financings:
     The following table illustrates the principal balances and the amount of shares issued for each debt instrument converted into our common stock upon the closing of the merger on January 4, 2006:

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
     Upon the closing of the merger with Maxim, we recorded BCF’s related to the difference between the fair value of our common stock on the closing date and the conversion rates of certain of the Company’s debt instruments. In accordance with EITF 98-5 and EITF 00-27, BCF’s amounting to $4.4 million were expensed as interest expense for the conversion of our March 2005 Senior Notes and the November 2005 Senior Notes. Since the conversion of the March 2005 Senior Notes and the November 2005 Senior Notes were contingent upon the closing of the merger with Maxim, no accounting was required at the modification date or issuance date of each instrument in accordance with EITF 98-5 and EITF 00-27 as the completion of the merger with Maxim was dependent on an affirmative vote of Maxim’s shareholders and other customary closing conditions.
Reverse Stock Split
     On September 5, 2005, our stockholders approved a one-for-four reverse stock split of our common stock, which was contingent on the merger with Maxim. The reverse stock split occurred immediately prior to the completion of the merger. As a result of the reverse stock split, every four shares of our common stock were combined into one share of common stock and any fractional shares created by the reverse stock split were rounded down to whole shares. The reverse stock split affected all of our common stock, stock options and warrants outstanding immediately prior to the effective time of the reverse stock split. The number of authorized shares of common stock was fixed at 50 million upon closing of the merger with Maxim. All references to common stock and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires we make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this annual report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

   Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, contingent interest, warrant liability, the allocation of the purchase price of Maxim and the costs of the exit plan related to the merger with Maxim. Actual results could differ from those estimates.
   Revenue Recognition
     We recognize revenue relating to our collaboration agreements in accordance with the SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.
     Our application of these standards involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectibility is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, we have determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, do not treat them as a separate element. We recognize revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to our license with Endo, or ratably over either the development period or the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and 2) the expiration of the last EpiCept licensed patent as we do with respect to our license with DURECT. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period.
     Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. EpiCept periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. During 2006, with respect to LidoPAIN BP, we changed the estimated development period by an additional twenty-one months.
     We will recognize milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF 00-21; (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, we will recognize milestones as revenue in accordance with its accounting policy in effect for the respective contract. At the time of a milestone payment receipt, we will recognize revenue based upon the portion of the development services that are completed to date and defer the remaining portion and recognize it over the remainder of the development services on the proportional or ratable method, whichever is applicable. When payments are specifically tied to a separate earnings process, revenue will be recognized when the specific performance obligation associated with the payment has been satisfied. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements. In the fourth quarter of 2006, we recognized remaining deferred revenue of $1.2 million with respect to the terminated agreement with Adolor.
     The short term deferred revenue decreased from $2.8 million in 2005 to $0.4 million in 2006 as a result of us recognizing the remaining deferred revenue with respect to Adolor and he change in the estimated development with respect to LidoPAIN BP.
   Royalty Expense
     Upon receipt of marketing approval and commencement of commercial sales, which may not occur for several years, EpiCept will owe royalties to licensors of certain patents generally based upon net sales of the respective products. Under a royalty agreement with respect to LidoPAIN SP, we are obligated to pay a royalty based on net sales of any of our products for the treatment of pain associated with surgically closed wounds. Under a sublicense agreement with respect to EpiCept NP-1, we are obligated to pay royalties based on annual net sales derived from the products incorporating the licensed technology. Under a license agreement with respect to EPC2407, we are required to provide a portion of any sublicensing payments we receive if we relicense the series of compounds or make milestone payments, assuming the successful commercialization of the compound by us for the treatment of a cancer indication, as well as pay a royalty on product sales. Under a royalty agreement with respect to Ceplene, we are obligated to pay royalties based on annual net sales derived from the products incorporating the licensed technology. In each case, our royalty obligation ends the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and 2) the expiration of the last EpiCept licensed patent.
   Stock-Based Compensation
     Prior to January 1, 2006 and in accordance with Statement of Financial Accounting Standard (“FAS”) 123, “Accounting for Stock-Based Compensation” which we refer to as FAS 123, EpiCept accounted for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” or APB 25, using intrinsic values with appropriate disclosures using the fair value based method. Accordingly, EpiCept recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices that are, for financial reporting purposes, deemed to be below fair market value on the measurement date — generally being the date of grant. In the notes to EpiCept’s consolidated financial statements, EpiCept provides pro forma disclosures for 2005 and 2004 as required by FAS 123 and related pronouncements. We accounted for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with FAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value.
     In December 2004, the Financial Accounting Standards Board or FASB issued FAS 123R, “Share-Based Payment” (“FAS 123R”). This statement is a revision to FAS 123, supersedes APB 25, and amends FAS 95, “Statement of Cash Flows.” FAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and requires public companies to recognize such transactions as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the statement on January 1, 2006. We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. During 2006, the Black-Scholes assumptions were: (volatility – 69% – 83%, risk free rate – 4.28% — 5.10%, dividends – zero, weighted average life – 5 years).
     Accounting for stock-based compensation granted by EpiCept requires fair value estimates of the equity instrument granted or sold. If EpiCept’s estimates of fair value of stock-based compensation is too high or too low, it will have the effect of overstating or understating expenses. When stock-based grants are granted in exchange for the receipt of goods or services, we estimate the value of the stock-based compensation based upon the value of our common stock.
     Stock-based compensation expense for non-employees is recorded based on the fair value method utilizing the Black-Scholes option pricing model and is recognized during the vesting period. Stock-based compensation expense is classified as either research and development expense or general and administrative expense depending on the nature of the compensated services.
  Deferred Financing, Initial Public Offering and Acquisition Costs
     We deferred acquisition costs related to the merger with Maxim. Such costs were considered in the accounting for the purchase price of Maxim. Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. These costs are capitalized and amortized on the effective interest method over the life of the applicable financing. Deferred initial public offering costs of $1.7 million were expensed during the second quarter of 2005 following the withdrawal of the Company’s initial public offering in May 2005.
   Derivatives
     As a result of certain financings, derivative instruments were created that EpiCept has measured at fair value and marks to market at each reporting period. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our cost of capital, the risk free rate of return, volatility in the fair value of our stock price, future foreign exchange rates of the U.S. dollar to the euro and future profitability of EpiCept’s German subsidiary. At each reporting date, we review applicable assumptions and estimates relating to fair value and record any changes in the statement of operations.
   Beneficial Conversion Feature of Certain Instruments
     The convertible feature of certain financial instruments provide for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature or BCF. Pursuant to EITF 98-5, and EITF 00-27, the estimated fair value of the BCF is recorded as interest expense if it relates to debt or a dividend if it is related to preferred stock. If the conversion feature is contingent, then the BCF is measured but not recorded until the contingency is resolved. Our Convertible Bridge loans due October 2006 and the November 2005 Senior Notes due October 2006 both contained contingent BCF’s. Upon closing of the merger with Maxim on January 4, 2006, the contingency was resolved and we recorded BCFs of approximately $4.4 million as an additional charge to interest expense. Our Preferred Stock contained anti-dilution provisions. Upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.6 million was recorded as a result of the anti-dilution provisions.
     Foreign Exchange Gains and Losses
     We have a 100%-owned subsidiary in Germany, EpiCept GmbH, that performs certain research and development activities pursuant to a research collaboration agreement. EpiCept GmbH has generally been unprofitable since its inception. Its functional currency is the euro. The process by which EpiCept GmbH’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period and balance sheet asset and liability accounts are translated at end of period exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in EpiCept GmbH’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.
     Certain of our debt instruments, originally expressed in German deutsche marks, are now denominated in euros. Changes in the value of the euro relative to the value of the U.S. dollar could affect the U.S. dollar value of our indebtedness at each reporting date as substantially all of our assets are held in U.S. dollars. These changes are recognized by us as a foreign currency transaction gain or loss, as applicable, and are reported in other expense or income in EpiCept’s consolidated statements of operations.
Results of Operations
  Years Ended December 31, 2006 and 2005
     Revenues. During 2006 and 2005, we recognized deferred revenue of approximately $2.1 million and $0.8 million, respectively, from prior upfront licensing fees and milestone payments received from Adolor and Endo and a new license agreement with DURECT. We recognized revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP. During 2006 and 2005, we recorded revenue from Endo of $0.5 million and $0.4 million, respectively. On October 27, 2006, we were informed of the decision by Adolor to discontinue its licensing agreement with us for LidoPAIN SP. Previously, we recognized revenue on a straight line basis over the development period for LidoPAIN SP. During 2006, we recognized $1.5 million of deferred revenue from Adolor of which $1.2 million was recognized in the fourth quarter relating to the terminated Adolor license agreement. We have no further obligations to Adolor. In December 2006, we received an upfront license fee payment of $1.0 million, of which approximately $2,000 was recognized as revenue from DURECT. We will recognize revenue from our agreement with DURECT on a straight line basis over the last patent life and expect to recognize approximately $0.1 million in 2007. We also recognized revenue of $36,000 from royalties with respect to acquired Maxim technology.
     General and administrative expense. General and administrative expense increased by 146% or $8.4 million to $14.2 million for 2006 from $5.8 million in 2005. A significant factor in the increase was the our adoption of FAS 123R, on January 1, 2006, which resulted in a $3.7 million charge for stock-based compensation for the year ended December 31, 2006. In addition, as a result of the merger with Maxim on January 4, 2006, we incurred $3.1 million in legal and other general and administrative expense related to the activities we are continuing at the San Diego facility including information technology and human resources. We also incurred an increase in staff compensation due to the payment of certain one-time bonuses totaling $0.5 million in connection with the closing of the merger with Maxim and the February 2006 sale of common stock and warrants and we expensed bonuses in connection with the Company’s 2006 results which were paid in early 2007. The Company incurred higher accounting and legal expenses of $0.7 million and $0.4 million, respectively, as well as higher travel and recruiting expenses for the year ended 2006 as compared to 2005. Finally, as we became a public company upon the closing of the merger with Maxim, we incurred $1.0 million in costs related to our activity as a public company including listing fees, investor relations activities and expenses related to the production of our annual report. Deferred initial public offering costs of $1.7 million were expensed in 2005 following the withdrawal of our initial public offering in May 2005.
     Research and development expense. Research and development expense increased by $13.9 million to $15.7 million for 2006 from $1.8 million for 2005. As a result of the merger with Maxim, we continued development of two programs: the registration of Ceplene in Europe as remission maintenance therapy for AML, and an early stage program to discover and develop novel compounds that induce apoptosis and may be indicated for the treatment of certain cancers. The continuation of these programs contributed $10.9 million in research and development expense during 2006, including staffing and direct third party costs. EpiCept completed the enrollment of its Phase III trial for LidoPAIN SP in Europe, and initiated manufacturing and commercial scale-up efforts with respect to its EpiCept NP-1 and LidoPAIN BP product candidates resulting in higher research costs of $1.5 million. In connection with the adoption of FAS 123R, the Company recorded $0.4 million of stock-based compensation expense during 2006. We incurred higher payroll and recruiting fees of $0.4 million and $0.1 million for 2006 as compared to 2005.
     We expect that a large percentage of our future research and development expenses will be incurred in support of current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test our product candidates in numerous preclinical studies for toxicology, safety and efficacy. We then conduct early stage clinical trials for each drug candidate. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus resources on more promising product candidates or programs. Completion of clinical trials may take several years but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:
•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the duration of follow-up with the patient;

•	the product candidate’s phase of development; and

•	the efficacy and safety profile of the product.
     Expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct clinical trials on the our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, estimates of expenses are modified accordingly on a prospective basis.
     None of our drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that EpiCept’s and our collaborators’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.
     Acquired In-Process Research and Development. In connection with the merger with Maxim on January 4, 2006, we recorded an in-process research and development charge of $33.4 million representing the estimated fair value of the acquired in-process research and development related to the acquired interest that had not yet reached technological feasibility and had no alternative future use (see Purchase Price Allocation).
     Other income (expense). Our other income (expense) consisted of the following for the years ended December 31, 2006 and 2005:

	2006	2005
Other income (expense) consist of:
Interest expense	$(6,330,984)	$(1,906,077)
Reversal of contingent interest expense	994,105	—
Change in value of warrants and derivatives	371,194	832,201
Interest income	312,173	18,536
Gain on marketable securities	81,706	—
Foreign exchange gain (loss)	202,498	357,264
Miscellaneous income	100,000	—

Other expense, net	$(4,269,308)	$(698,076)

     Other income (expense), net, increased $3.6 million to a net expense of $4.3 million in 2006 from $0.7 million for 2005. Certain of our debt instruments contained contingent BCFs. Upon the closing of the merger with Maxim, the contingency was resolved and we recorded BCFs of approximately $4.4 million in 2006 as an additional charge to interest expense. During the quarter ended September 30, 2006, we determined that the Company was unlikely to be profitable in 2007 as a result of the negative results of the LidoPAIN SP Phase III clinical trial in Europe. Accordingly, we determined that the fair value of the contingent interest potentially due to one of our lenders should be valued at $0 as of December 31, 2006, and we accordingly reversed the contingent interest derivative liability of $1.0 million for the year ended December 31, 2006. The fair value of the contingent interest derivative was approximately $0.9 million as of December 31, 2005. In August 2006, we entered into a senior secured term loan and issued five year common stock purchase warrants granting the lender the right to purchase 0.5 million shares of our common stock. The warrants issued to the lender meet the requirements of and are being accounted for as a liability in accordance with Emerging Issue Task Force 00-19 “Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in a Company’s Own Stock”. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For 2006, we recognized the change in the value of warrants and derivatives of approximately $0.4 million, as other income in the consolidated statement of operations. Other income (expense) for 2005 included a warrant derivative gain of $0.8 million related to stock purchase warrants issued with the March 2005 Senior Notes. The March 2005 Senior Notes warrants were converted into common stock upon the merger with Maxim on January 4, 2006. Interest income increased by approximately $0.3 million due to higher interest rates and cash balances resulting from the cash and marketable securities acquired in connection with the merger with Maxim, proceeds of senior secured term loan from Hercules and sales of common stock and warrants. In 2006, we sold one of our web site addresses for $0.1 million which was recognized in other income.
     Benefit for Income Taxes. Income tax benefit for the year ended December 31, 2006 and 2005 was $0 and $0.3 million. The 2005 income tax benefit of $0.3 million consisted primarily of a New Jersey state income tax benefit resulting from the sale of a portion of our New Jersey state NOLs. As a result of our move from New Jersey to New York in December 2006, we did not qualify for the New Jersey state NOL program. The sales of cumulative state NOLs are a result of a New Jersey law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or sell their unused New Jersey net operating loss carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash.
     Deemed Dividends and Convertible Preferred Stock Dividends. Deemed and accreted convertible preferred stock dividends amounted to $9.0 million and $1.3 million for 2006 and 2005, respectively, relating to our Series A, Series B and C convertible preferred stock. Our Preferred Stock contained anti-dilution provisions and upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a deemed dividend in accordance with EITF 98-5 as a result of the anti-dilution provisions contained in the preferred stock. Due to the conversion of all of the Preferred Stock to common stock on January 4, 2006, there will be no further accretion of dividends.
  Years Ended December 31, 2005 and 2004
     Revenues. During 2005 and 2004, we recognized deferred revenue of approximately $0.8 million and $1.1 million, respectively,

from the upfront licensing fees and milestone payments received from Adolor and Endo. In July 2003, we entered into a license agreement with Adolor relating to certain products, including LidoPAIN SP, which resulted in our receipt of a $2.5 million payment upon signing. In September 2005, the Company received a milestone payment of $0.5 million from Adolor in connection with Adolor’s initiation of a Phase II trial of LidoPAIN SP in the United States. Of this payment, $0.2 million was recognized as revenue upon receipt based on the portion of development service already completed. During 2005 and 2004, we recognized revenue from Adolor of $0.4 million and $0.7, million, respectively. We increased the length of the development period of LidoPAIN SP by fifteen months in the fourth quarter of 2005 based on an updated development plan prepared by Adolor. This change in estimate resulted in a reduction of revenue of $0.6 million in the fourth quarter of 2005. In December 2003, we signed a license agreement with Endo, which resulted in our receipt of a $7.5 million payment upon signing. This payment has also been deferred and is being recognized as revenue on the proportional performance method. During 2005 and 2004, we recognized revenue from Endo of $0.4 million and $0.5 million, respectively.
     General and administrative expense. General and administrative expense increased by 31% or $1.4 million to $5.8 million in 2005 from $4.4 million in 2004. The increased expense was due primarily to the write-off of $1.7 million of deferred initial public offering costs due to the withdrawn initial public offering in May 2005 and a $0.6 million increase in salaries and benefits in 2005 as compared 2004. The increase in salaries and benefits was attributable to the hiring of a chief financial officer in April 2004 and additional personnel to support EpiCept’s anticipated operation as a public company, and to bonuses of approximately $0.5 million in 2005 paid in 2006. These increased expenses were partially offset by a decrease in audit fees, amortization of stock based compensation for options granted to employees, consulting fees and legal fees of $0.4 million, $0.3 million, $0.2 million and $0.1 million, respectively, in 2005 as compared to 2004.
     Research and development expense. Research and development expense increased by 3% to $1.846 million in 2005 from $1.784 million in 2004. The majority of the increase in research and development expense was due to increased clinical trial, license fee, and manufacturing expenses by $0.2 million, $0.1 million and $0.1 million, respectively, partially offset by lower consulting fees, amortization of stock based compensation and travel by $0.1 million, $0.1 million and $36,000, respectively, in 2005 as compared to 2004. Primary research and development expense in 2005 included costs associated with the Phase III clinical trial of LidoPAIN SP in Germany and ongoing work with respect to the design of pivotal clinical trials for EpiCept NP-1 and LidoPAIN BP. Included in 2005 research and development was a $0.2 million maintenance fee payment relating to EpiCept’s license agreement for NP-1.
     Other income (expense). Other income (expense), net, decreased $2.1 million from $2.8 million in 2004 to $0.7 million in 2005. Loan discount and BCFs related to the convertible bridge loan in 2002 and 2003 were fully accreted during the first three months of 2004. As a result, interest expense decreased to $1.9 million in 2005 from $2.7 million in 2004, including the loan discount amortization related to the March 2005 and November 2005 Senior Notes due in 2006 of approximately $0.4 million. Other income (expense) for 2005 included a warrant derivative gain of $0.8 million related to stock purchase warrants issued with the March 2005 Senior Notes. The gain represents the change in fair value of the stock purchase warrants from March 2005 to December 31, 2005. The change in fair value was a result of the withdrawal of the Company’s initial public offering, the merger with Maxim and changes with the warrant terms in connection with the merger. The Company also benefited in 2005 from a stronger U.S. dollar against the euro as compared to 2004. As a result of the higher exchange rate on inter-company borrowings, the Company recorded a foreign currency gain of $0.4 million in 2005 as compared to a loss of $0.2 million in 2004.
     Benefit for Income Taxes. Income tax benefit for the year ended December 31, 2005 and 2004 was $0.3 million. The 2005 income tax benefit consisted primarily of a New Jersey state income tax benefit resulting from the sale of a portion of our New Jersey state NOLs.

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
     Deemed Dividend and Redeemable Convertible Preferred Stock Dividends. Accreted redeemable convertible preferred stock dividends of $1.3 million and $1.4 million in 2005 and 2004, respectively, relate primarily to EpiCept’s Series B and C redeemable convertible preferred stock. In 2004, the Company also recorded a $0.2 million BCF related to a warrant exercise.
License Agreements
     On December 20, 2006, we entered into a license agreement with DURECT, pursuant to which we granted DURECT the exclusive worldwide rights to certain of our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, we received $1.0 million payment and may receive up to an additional $9.0 million in license fees and milestone payments as well as certain royalty payments based on net sales. As of December 31, 2006, we recorded immaterial inception to date revenue related to this license agreement.
     In December 2003, we entered into a license agreement with Endo under which EpiCept granted Endo (and its affiliates) the exclusive (including as to EpiCept and its affiliates) worldwide right to commercialize LidoPAIN BP. We also granted Endo worldwide rights to certain of our other patents used by Endo in the development of certain Endo products, including Lidoderm, Endo’s topical lidocaine-containing patch, for the treatment of chronic lower back pain. We remain responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. Upon the execution of the Endo agreement, we received a payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method, and we may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both EpiCept’s LidoPAIN BP product candidate and Endo’s own back pain product candidate, so long as, in the case of Endo’s product candidate, our patents provide protection thereof. As of December 31, 2006, we recorded inception to date revenue related to this license agreement in the amount of $1.4 million of which $0.5 million was recorded as revenue during 2006. We may also receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents of the LidoPAIN BP product candidate are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. We are also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones of covered Endo products, including Lidoderm, Endo’s chronic lower back pain product candidate, so long as our patents provide protection thereof. The total amount of upfront and milestone payments we are eligible to receive under the Endo agreement is $90.0 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
     In July 2003, we entered into a license agreement with Adolor under which we granted Adolor the exclusive right to commercialize, among other products, LidoPAIN SP throughout North America. We received total payments of $3.0 million, which was deferred and was being recognized as revenue ratably over the estimated development period of LidoPAIN SP. In October 2006, Adolor informed us of their decision to discontinue their licensing agreement with us for LidoPAIN SP. As a result, we regained full worldwide development and commercialization rights to our product candidate. As a result of the termination of the contract, we recognized the remaining deferred revenue of approximately $1.2 million during the fourth quarter 2006, as we have no further obligations to Adolor.
     In connection with our merger with Maxim on January 4, 2006, we acquired a license agreement with Myriad under which we licensed our MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Myriad has initiated clinical trials for Azixatm, , also known as MPC6827, for the treatment of brain cancer and other solid tumors. We are also eligible to receive milestone payments from Myriad of up to approximately $24.0 million upon the achievement of specified net sales milestones of covered Myriad products. The total amount of upfront and milestone payments we are eligible to receive under the Myriad agreement is $27.0 million. There is no certainty that any of these milestones will be achieved or any royalty earned. Under the terms of the agreement, Myriad is responsible for the worldwide development and commercialization of any drug candidates from this series of compounds. The agreement requires that Myriad make licensing, research and milestone payments to us assuming the successful commercialization of a compound for the treatment of cancer, as well as pay a royalty on product sales. In September 2006, Myriad announced positive Phase I clinical trial results for Azixa and in March 2007 announced that it had commenced a registration size clinical trial for the product candidate, which will trigger a milestone payment to us upon the dosing of the first patient.

Liquidity and Capital Resources
     We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and we do not expect to generate significant revenues before 2008. As a result, EpiCept has incurred an accumulated deficit of $142.2 million as of December 31, 2006, and we may incur operating losses, potentially greater than losses in prior years, for a number of years in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.
     The following table describes our liquidity and financial position on December 31, 2006 and 2005.

	December 31,	December 31,
	2006	2005
Working capital deficit	$4,482,126	$19,734,540
Cash and cash equivalents	14,096,951	402,994
Notes and loans payable, current portion	12,357,709	11,547,200
Notes and loans payable, long term portion	447,019	4,705,219
Working Capital
     At of December 31, 2006, we had working capital deficit of $4.5 million, consisting of current assets of $15.2 million and current liabilities of $19.7 million. This represents an decrease of approximately $15.2 million from our working capital deficit of $19.7 million on current assets of $0.5 million and current liabilities of $20.2 million at of December 31, 2005. We funded our working capital deficit and the cash portion of our 2006 operating loss with the cash held by Maxim at the closing of the merger on January 4, 2006 and with proceeds from the December 2006, August 2006 and February 2006 financings. Our note payable with Hercules which matures on August 30, 2009, contains a subjective acceleration clause and, accordingly, has been classified as a current liability as of December 31, 2006 in accordance with FASB Technical Bulletin (“FTB”) 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements” (“FTB 79-3”).
     Upon the closing of the merger with Maxim, approximately $12.3 million of our outstanding debt instruments were repaid or converted into 2.7 million shares of common stock. At the time of the merger, Maxim had cash and cash equivalents and marketable securities approximating $15.1 million.
Cash
     At December 31, 2006, our cash and cash equivalents totaled $14.1 million. At December 31, 2005, cash and cash equivalents totaled $0.4 million. At the time of the merger, Maxim had cash and cash equivalents and marketable securities approximating $15.1 million. In August 2006, we borrowed $10.0 million through a senior secured term loan and issued common stock purchase warrants, which was offset by transaction related payments of $0.6 million. In December and February 2006, we sold approximately 11.0 million shares of common stock and warrants to purchase 4.5 million shares of our common stock for gross proceeds of $21.6 million. The proceeds were offset by transaction related payments of $1.1 million of deferred financing costs. Proceeds were utilized to fund the cash portion of the operating loss for 2006.
Current and Future Liquidity Position
     During 2006, we raised gross proceeds of $31.6 million from the issuance of a senior secured term loan together with common stock purchase warrants and the sale of common stock and warrants. Our cash at December 31, 2006 of $14.1 million plus expected future payments from our strategic partners and interest earned on cash balances and investments are expected to be sufficient to meet our projected operating requirements into the third quarter 2007. We may raise additional funds in the future through public or private financings, strategic relationships or other arrangements.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the ability to establish and maintain additional collaborative arrangements;

•	the resources, time and costs required to successfully initiate and complete our preclinical and clinical trials, obtain regulatory approvals, protect our intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
     If, at any time, our prospects for financing our clinical development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more product candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and increased interest expense. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our consolidated financial condition and our ability to pursue our business strategy.
     In December 2006, we entered into a Standby Equity Distribution Agreement or SEDA with Cornell Capital Partners, LP. Pursuant to this agreement, Cornell Capital has committed to purchase up to $15.0 million of shares of our common stock from us over the next three years at a discount to be calculated at the time of issuance. Under the terms of the agreement, we will determine, at our sole discretion, the exact timing and amount of any SEDA financings, subject to certain conditions.
Operating Activities
     Net cash used in operating activities for 2006 was $25.2 million as compared to $5.2 million in 2005. Cash was primarily used to fund our net loss for the year for research and development and general and administrative expenses. The net loss was partially offset by non-cash changes of $33.4 million of in-process research and development expense related to the merger with Maxim, $4.4 million of BCF charges related to debt conversions in connection with the merger with Maxim, $4.1 million of FAS 123R stock-based compensation and $1.2 million of depreciation and amortization expense. Other accrued liabilities decreased by $1.0 million and merger restructuring and litigation payments were $1.9 million during 2006, reflecting payments made following the closing of the merger. Deferred revenue decreased by $2.1 million to account for the portion of the Adolor, Endo and DURECT deferred revenue recognized as revenue and increased by $1.0 million due to cash received under the DURECT license agreement. During the second quarter of 2005, we wrote off $1.7 million in deferred initial public offering costs upon the withdrawal of our initial public offering.
Investing Activities
     In 2006, net cash flows from investing activities of $11.3 million consisted primarily of cash assumed in the merger with Maxim together with the maturities of marketable securities, partially offset by $3.6 million of acquisition costs.
Capital Expenditures
     In 2006, as a result of our move to new corporate headquarters, we purchased furniture and equipment totaling $0.1 million. Our capital expenditures for 2005 and 2004 totaled approximately $3,000 and $50,000, respectively.
Financing Activities
     Net cash provided by financing activities for 2006 was $27.6 million compared to $4.3 million for 2005. The increase was primarily attributed to the issuance of a $10.0 million senior secured term loan together with common stock purchase warrants and the completion of the sale of common stock and warrants with gross proceeds of $21.6 million, less approximately $1.4 million transaction related costs, and $2.3 million in loan repayments, capital lease obligation payments and payments of deferred initial public offering costs remaining from our canceled initial public offering in May 2005. During 2005, net cash provided by financing activities consisted of $6.0 million in gross proceeds from the issuance of Senior Notes offset by scheduled loan repayments and payments of deferred initial public offering costs totaling $1.5 million.
  Contractual Obligations
     As of December 31, 2006, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of December 31, 2006):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$5,783	$7,477	$215	$62	$13,537
Interest expense	2,452	909	41	2	3,404
Operating leases	1,355	1,964	894	32	4,245
Severance	450	—	—	—	450
Other obligations	5,866	1,680	1,250	—	8,796

Total	$15,906	$12,030	$2,400	$96	$30,432

     €1.5 Million Due 2007. In August 1997, our subsidiary, EpiCept GmbH entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, or “tbg.” This loan is referred to in this report as the “tbg I” loan. Proceeds must be directed toward research, development, production and distribution of pharmaceutical products. The tbg I loan bears interest at 6% per annum. Tbg is also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the debt agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. We consider the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. EpiCept has assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below. At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the loan for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to tbg from the annual surplus of EpiCept GmbH. We are accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. Accrued interest attributable to these additional amounts totaled $0.6, $0.5 and $0.4 million at December 31, 2006, 2005 and 2004, respectively. The effective rate of interest of this loan is 9.7%. This loan is due and payable on December 31, 2007.
     €2.6 Million Due 2007. In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH, or “IKB,” which EpiCept guaranteed. The interest rate on the loan varies and was 10.5% per annum from August 1, 2000 through March 31, 2001, 15% per annum through June 30, 2003 and 20% per annum thereafter. The loan was amended in December 2002 and again in February 2005, extending the maturity date to June 30, 2007. In January 2007, we repaid the outstanding balance and accrued interest of approximately $1.0 million.
     The loan agreement provided for contingent interest of 4% per annum of the principal balance, becoming due only upon EpiCept’s realization of a profit and payable up to two years thereafter, as defined in the agreement. EpiCept has not realized a profit through December 31, 2006. EpiCept valued the contingent interest as a derivative using the fair value method in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS No. 149, Amendment of Statement 133 on “Derivative Instruments and Hedging Activities.” Changes in the fair value of the contingent interest were recorded as an adjustment to interest expense. The fair value of the contingent interest was approximately $0, $0.9 and $0.7 million as of December 31, 2006, 2005 and 2004, respectively.
     $0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006.

     Senior Secured Term Loan. On August 30, 2006, we entered into a senior secured term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). In addition, we issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of our common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from our issuance of common stock consummated by us on December 21, 2006 and an amendment to the warrants on January 26, 2007, the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of our common stock at an exercise price of $1.46 per share. The warrants are exercisable for our common stock until August 29, 2011, beginning six (6) months from the date they were issued. The basic terms of the loan require monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest commencing on April 1, 2007. Any outstanding balance of the loan and accrued interest will be repaid on August 30, 2009. The effective interest rate on this loan is 13.6%. In connection with the terms of the loan agreement, we granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.
     As of December 31, 2006, the warrants issued to Hercules meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19. We calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. During 2006, we recognized approximately $0.2 million of non-cash interest expense related to the accretion of the debt discount. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. At December 31, 2006, the fair value of the warrants was $0.5 million. During 2006, we recognized the change in the value of warrants and derivatives of approximately $0.4 million, as a gain on the consolidated statement of operations. As a result of the amended warrants issued to Hercules in January 2007, the warrant will meet the requirements as equity classification under EITF 00-19 and will be reclassified on the consolidated balance sheet in 2007.
     Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Our note payable with Hercules which matures on August 30, 2009, contains a subjective acceleration clause, and accordingly, has been classified as a current liability as of December 31, 2006 in accordance with FTB 79-3.
     Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility leases in Tarrytown, New York, which expires February 2012, and Munich, Germany, which expires in July 2009, but is cancelable at EpiCept’s option in July 2007. Long-term commitments under operating leases for facilities leased by Maxim and retained by EpiCept relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2008. In July 2006, we terminated our lease of certain property in San Diego, CA. In connection with the lease termination, the Company issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.
     We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of December 31, 2006, we may be required to make future milestone payments, totaling approximately $8.8 million, (see note above) under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
     We are also obligated to make future royalty payments to three of our collaborators under existing license agreements, based on net sales of EpiCept NP-1, LidoPAIN SP and EPC2407, to the extent revenues on such products are realized. EpiCept has not estimated the amount or timing of such royalty payments.
Recent Accounting Pronouncements
     In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FAS 115 to, and among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. We have not completed our assessment of FAS 159 and the impact, if any, on our consolidated financial statements.
     In December 2006, the FASB issued Emerging Issues Task Force 00-19-2, “Accounting for Registration Payment Arrangement” or EITF 00-19-2. EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB 5. The guidance in EITF 00-19-2 amends FAS 133 and FAS 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of EITF 00-19-2 did not have an impact on our consolidated financial statements.
     In September 2006, the FASB issued FAS 157, “Fair Value Measurements” or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are evaluating the impact of adopting FAS 157 on our consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” or SAB 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on each of our consolidated financial statements and related disclosures. SAB 108 is effective as of the end of December 31, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have an impact on the consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a significant impact on our consolidated financial statements.
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS
     The financial currency of our German subsidiary is the euro. As a result, we are exposed to various foreign currency risks. First, our consolidated financial statements are in U.S. dollars, but a portion of our consolidated assets and liabilities is denominated in euros. Accordingly, changes in the exchange rate between the euro and the U.S. dollar will affect the translation of our German subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. We also bear the risk that interest on our euro-denominated debt, when translated from euros to U.S. dollars, will exceed our current estimates and that principal payments we make on those loans may be greater than those amounts currently reflected on its consolidated balance sheet. If the U.S. dollar appreciation to the euro had been 10% less throughout 2006, we estimate that our interest expense and the fair value of our euro-denominated debt would have increased by $38,000 and $0.4 million, respectively. Historically, fluctuations in exchange rates resulting in transaction gains or losses have had a material effect on our consolidated financial results. We have not engaged in any hedging activities to minimize this exposure, although we may do so in the future. Our exposure to changes in the exchange rate between U.S. dollars and euros was reduced on January 4, 2006 following the completion of the merger with Maxim at which time $2.4 million of outstanding euro denominated debt was converted into common shares, and was further reduced when we prepaid our loan from IKB on January 3, 2007.
     Our exposure to interest rate risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities and bank deposits. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash and cash equivalents in a variety of interest- bearing instruments, primarily bank deposits and money market funds, which may also include U.S. government and agency securities, high-grade U.S. corporate bonds and commercial paper. Due to the nature of our short-term and restricted investments, we believe that we are not exposed to any material interest rate risk.
     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See our consolidated financial statements filed with this Annual Report on Form 10-K under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
  Disclosure Controls and Procedures
     The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-K in connection with the preparation of this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective.
      There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
     Based on this assessment, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
     Deloitte & Touche LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
EpiCept Corporation and subsidiaries:
               We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that EpiCept Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
               We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
               A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
               Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
               In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
               We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated April 2, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s ability to continue as a going concern and the adoption of a new accounting standard.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
April 2, 2007

ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
Management and Board of Directors
     EpiCept has a strong team of experienced business executives, scientific professionals and medical specialists. EpiCept’s executive officers and directors, their ages and positions as of March 26, 2007 are as follows:

Name	Age	Position/Affiliation
John V. Talley	51	President, Chief Executive Officer and Director
Robert W. Cook	51	Chief Financial Officer — Senior Vice President, Finance and Administration, and Secretary
Ben Tseng, Ph.D.	62	Chief Scientific Officer
Oliver Wiedemann, M.D.	47	Managing Director — Medical Affairs, EpiCept GmbH
Dileep Bhagwat, Ph.D.	56	Senior Vice President, Pharmaceutical Development
Robert G. Savage	53	Chairman of the Board
Gert Caspritz, Ph.D.	57	Director
Guy C. Jackson	65	Director
Gerhard Waldheim	57	Director
John F. Bedard	56	Director
Wayne P. Yetter	61	Director
Executive Officers and Key Employees
     John V. Talley has been EpiCept’s President, Chief Executive Officer and a Director since October 2001. Mr. Talley has more than 29 years of experience in the pharmaceutical industry. Prior to joining EpiCept, Mr. Talley was the Chief Executive Officer of Consensus Pharmaceuticals, a biotechnology drug discovery start-up company that developed a proprietary peptide-based combinatorial library screening process. Prior to joining Consensus, Mr. Talley led Penwest Ltd.’s efforts in its spin-off of its subsidiary Penwest Pharmaceuticals Co. in 1998 and served as President and Chief Operating Officer of Penwest Pharmaceuticals. Mr. Talley started his career at Sterling Drug Inc., where he was responsible for all U.S. marketing activities for prescription drugs, helped launch various new pharmaceutical products and participated in the 1988 acquisition of Sterling Drug by Eastman Kodak Co. Mr. Talley received his B.S. in Chemistry from the University of Connecticut and completed coursework towards an M.B.A. in Marketing from New York University, Graduate School of Business.
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
     Ben Tseng, Ph.D. has been EpiCept’s Chief Scientific Officer since January 2006. Prior to that he was Vice President, Research, at Maxim. Mr. Tseng joined Maxim as Senior Director, Research in 2000. Prior to its acquisition by Maxim in 2000, Dr. Tseng served as Vice President, Biology for Cytovia, Inc., which he joined in 1998. Dr. Tseng also served in executive research positions at Chugai Biopharmaceutical, Inc. from 1995-1998 and, Genta Inc. from 1989 to 1995. Prior to joining Genta, Dr. Tseng was a tenured Associate Adjunct Professor in the Department of Medicine, faculty member of the Physiology and Pharmacology Program, and Associate Member of the Cancer Center at the University of California, San Diego. Dr. Tseng received a B.A. in Mathematics from Brandeis University and a Ph.D in Molecular Biophysics and Biochemistry from Yale University.
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

     Dileep Bhagwat, Ph.D., has been EpiCept’s Senior Vice President of Pharmaceutical Development since February 2004 and has more than 25 years of pharmaceutical experience developing and commercializing various dosage forms. Prior to joining EpiCept in 2004, Dr. Bhagwat worked at Bradley Pharmaceuticals, as Vice President, Research and Development and Chief Scientific Officer. From November 1994 through September 1999, Dr. Bhagwat was employed at Penwest Pharmaceuticals in various capacities, including Vice President, Scientific Development and Regulatory Affairs and at Purdue Frederick Research Center as Assistant Director of Pharmaceutical Development. Dr. Bhagwat holds many U.S. and foreign patents and has presented and published on dosage form development and drug delivery. Dr. Bhagwat holds a B.S. in Pharmacy from Bombay University, an M.S. and Ph.D. in Industrial Pharmacy from St. John’s University in New York and an M.B.A. in International Business from Pace University in New York.
Board of Directors
     Robert G. Savage has been a member of EpiCept’s Board since December 2004 and serves as the Chairman of the Board. Mr. Savage has been a senior pharmaceutical executive for over twenty years. He held the position of Worldwide Chairman of the Pharmaceuticals Group at Johnson & Johnson and was both a company officer and a member of the Executive Committee. He also served Johnson & Johnson in the capacity of a Company Group Chairman and President of Ortho-McNeil Pharmaceuticals. Most recently, Mr. Savage was President of the Worldwide Inflammation Group for Pharmacia Corporation and is presently President and CEO of Strategic Imagery LLC, a consulting company which he is the principal of. He has held multiple positions leading marketing, business development and strategic planning at Hoffmann-La Roche and Sterling Drug. Mr. Savage is a director of The Medicines Company, a specialty pharmaceutical company, and Noven Pharmaceuticals, a drug delivery company. Mr. Savage received a B.S. in Biology from Upsala College and an M.B.A. from Rutgers University.
     Gert Caspritz, Ph.D., has been a member of EpiCept’s board since 1999 and served as EpiCept’s Chairman from July 2002 until December 2004. Dr. Caspritz joined TVM Capital or “TVM,” in 1999 as an Investment Manager in the healthcare and life sciences group and has been a General Partner since 2000. Prior to that, Dr. Caspritz held various positions with Hoechst AG. Most recently he was Vice President, New Technologies Licensing at Hoechst Marion Roussel or HMR, the pharmaceutical subsidiary of Hoechst, where he had primary global responsibility for identifying business opportunities in the areas of biotechnology, enabling technologies and early-stage products in both the biotech industry and academia. Additionally, he supervised HMR’s various venture capital investments and was a member of their strategy teams for oncology and bone diseases and the oncology opportunity review team. Dr. Caspritz was previously Assistant to the Head of Hoechst’s worldwide pharmaceutical research and established or led a number of immuno and neuropharmacology laboratories as well as a drug discovery group. Dr. Caspritz received degrees in Biology and Microbiology from the University of Mainz, Germany where he wrote his doctoral thesis.
     Guy C. Jackson has been a member of EpiCept’s Board since December 2004. In June 2003, Mr. Jackson retired from the Minneapolis office of the accounting firm of Ernst & Young LLP after 35 years with the firm and one of its predecessors, Arthur Young & Company. During his career, he served as audit partner for numerous public companies in Ernst & Young’s New York and Minneapolis offices. Mr. Jackson also serves as a director and member of the audit committee of Cyberonics, Inc. and Urologix, Inc., both medical device companies; Digi International Inc., a technology company; and Life Time Fitness, Inc., an operator of fitness centers. Mr. Jackson received a B.S. in Business Administration from The Pennsylvania State University and a M.B.A. from the Harvard Business School.
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
     John F. Bedard has been a member of EpiCept’s board since January 2006 and prior thereto served as a member of Maxim’s board of directors since 2004. Mr. Bedard has been engaged as a principal in a pharmaceutical consulting practice since 2002. Prior to that, he served in senior management positions during a 15-year career at Bristol-Myers Squibb, a pharmaceutical company, most recently as Vice President, FDA Liaison and Global Strategy. In that position, Mr. Bedard was the liaison with the FDA for new drug development, and he was also responsible for global development plans and registration activities for new drugs. Before his tenure at Bristol-Myers Squibb, Mr. Bedard held senior regulatory affairs positions at Smith Kline & French Laboratories and Ayerst Laboratories.

     Wayne P. Yetter has served as a member of EpiCept’s board of directors since January 2006, and prior thereto served as a member of Maxim’s board of directors. Mr. Yetter has been the Chief Executive Officer of Verispan LLC (health care information) since September 2005. From 2003 to 2005 he was the founder of BioPharm Advisory LLC and served on the Advisory Board of Alterity Partners (mergers and acquisition advisory firm) which is now part of FTN Midwest Securities. Also, from November 2004 to September 2005, Mr. Yetter served as the interim Chief Executive Officer of Odyssey Pharmaceuticals, Inc., the specialty pharmaceutical division of Pliva d.d. From September 2000 to June 2003, Mr. Yetter served as Chairman and Chief Executive Officer of Synavant Inc. (pharmaceutical marketing/technology services). From 1999 to 2000, he served as Chief Operating Officer at IMS Health, Inc. (information services for the healthcare industry). He also served as President and Chief Executive Officer of Novartis Pharmaceuticals Corporation, the U.S. Division of the global pharmaceutical company Novartis Pharma AG, and as President and Chief Executive Officer of Astra Merck. Mr. Yetter began his career with Pfizer and later joined Merck & Co., holding a variety of marketing and management positions including Vice President, Marketing Operations, responsible for global marketing functions and Vice President, Far East and Pacific. Mr. Yetter serves on the board of directors of Matria Healthcare (disease management company) and Noven Pharmaceuticals (drug delivery company), Alteon Inc. (drug development company), and HAPC Inc. (a healthcare focused special acquisition company).
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
     Prof. Dr. Christoph Stein is a recognized authority in experimental and clinical pain research. He has studied mechanisms of peripherally mediated opioid analgesia and has published an extensive body of literature on this topic. He is on editorial boards of several journals related to pain, anesthesia and analgesia. Dr. Stein is Professor and Chairman of the Department of Anesthesiology at Charité — Campus Benjamin Franklin, Freie Universität Berlin, Germany, and Adjunct Professor at Johns Hopkins University.
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
Board Composition
     Our board of directors is divided into three classes, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders. A majority of the members of our board of directors are “independent” of EpiCept and its management. Directors Jackson, Caspritz and Yetter are in the class of directors whose initial term expires at the 2009 annual meeting of stockholders. Directors Waldheim and Bedard are in the class of directors whose initial term expires at the 2007 annual meeting of the stockholders. Directors Talley and Savage are in the class of directors whose initial term expires at the 2008 annual meeting of stockholders.
Committees of the Board
     Our board of directors has established three standing committees: the audit committee, the compensation committee and the corporate governance and nominating committee.

     Audit Committee. EpiCept’s audit committee is responsible for preparing such reports, statements or charters as may be required by the Nasdaq Capital Market, The OM Stockholm Exchange or federal securities laws, as well as, among other things:
•	overseeing and monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, and our internal accounting and financial controls;

•	preparing the report that SEC rules require be included in our annual proxy statement;

•	overseeing and monitoring our independent registered public accounting firm’s qualifications, independence and performance;

•	providing the board with the results of our monitoring and recommendations; and

•	providing to the board additional information and materials as it deems necessary to make the board aware of significant financial matters that require the attention of the board.
     Messrs. Jackson, Waldheim and Yetter are currently members of the audit committee, each of whom is a non-employee member of the board of directors. Mr. Jackson serves as Chairman of the audit committee and also qualifies as an “audit committee financial expert,” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act. The board has determined that each member of EpiCept’s audit committee meets the current independence and financial literacy requirements under the Sarbanes-Oxley Act, the Nasdaq Capital Market and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to EpiCept.
     Compensation Committee. Our compensation committee is composed of Messrs. Savage, Bedard and Jackson, each of whom is a non-employee member of the board of directors. Mr. Savage serves as Chairman of EpiCept’s compensation committee. Each member of EpiCept’s compensation committee is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986 and a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934 and the rules of the Nasdaq Capital Market. The compensation committee is responsible for, among other things:
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
     Corporate Governance and Nominating Committee. Our corporate governance and nominating committee is composed of Messrs. Yetter, Savage and Waldheim, each of whom is a non-employee member of the board of directors and independent in accordance with the applicable rules of the Sarbanes-Oxley Act and the Nasdaq Capital Market. Mr. Yetter serves as chairman of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for, among other things:
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
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to all our employees, and a Supplemental Code of Ethics that specifically applies to chief executive officer and chief financial officer. This Code of Ethics is designed to comply with the Nasdaq marketplace rules related to codes of conduct. A copy of this Supplemental Code of Ethics may be obtained on our website at http://www.epicept.com. We intend to post on our website any amendments to, or waiver from, our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing a similar function, and other named executives.
Section 16 Filings
     Other than Michael Chen and Michael Damask, no person who, during the fiscal year ended December 31, 2006, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the our common stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by us of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The following discussion and analysis of compensation arrangements of our named executive officers for 2006 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
     Role of the Compensation Committee
     Our executive compensation is administered by the compensation committee of the Board of Directors. The members of this committee are Robert G. Savage (Chairman), Guy C. Jackson and John F. Bedard, each an independent, non-employee director. In 2006, the compensation committee met seven times and all of the members of the compensation committee were present during those meetings.
     Under the terms of its Charter, the compensation committee is responsible for delivering the type and level of compensation to be granted to our executive officers. In fulfilling its role, the compensation committee reviews and approves for the Chief Executive Officer (CEO) and other executive officers (1) the annual base salary, (2) the annual incentive bonus, including the specific goals and amounts, (3) equity compensation, (4) employment agreements, severance arrangements and change in control arrangements and (5) any other benefits, compensation, compensation policies or arrangements.
     During 2006 the compensation committee has delegated the authority to the CEO to make initial option grants to certain new employees (within an approved range) that do not report directly to the CEO. All new employee grants in excess of the CEO limit, subsequent grants to existing employees and any grant to executive officers are approved by the Compensation Committee. The compensation committee does not intend to delegate that authority in the future.
     While management may use consultants to assist in the evaluation of the CEO or executive officer compensation, the compensation committee has authority to retain its own compensation consultant, as it sees fit. The compensation committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors.

     Prior to becoming a public reporting company in 2006, the compensation committee relied on informal industry surveys of the compensation practices of similarly-sized corporations and general knowledge and experience in setting compensation levels. In addition, with respect to the January 2006 option grants to executive officers, the magnitude of the grants reflected the fact that we had not granted any equity compensation to our executive officers for several years prior to 2006. Accordingly, a significant portion of our 2006 equity grants were compensation for service and vested immediately, as there were no grants to management in 2003 through 2005. During 2006, the compensation committee relied on compensation information produced by Radford Surveys or Radford. The compensation committee received the compensation recommendations from management, relevant background information on our executive officers and compensation studies conducted by Radford. The Compensation Committee then reviewed the compensation recommendation with the CEO for all executives, except for the CEO. The CEO was not present during the discussion of his compensation. The Compensation Committee then determined the compensation levels for the executive officers and reported that determination to the Board.
     Compensation Objectives Philosophy
     The primary objectives of the compensation committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual cash and bonuses and long-term equity incentives to achievement of measurable performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these objectives, the compensation committee implements and maintains compensation plans that tie a substantial portion of executive officer’s overall compensation to (i) operational goals such as the establishment of operating plans and budgets, integration of facilities and review of organization and staff and the implementation of requisite changes, (ii) strategic goals such as the establishment and maintenance of key strategic relationships, the development of our product candidates and the identification and advancement of additional product candidates and (iii) financial factors, such as success in raising capital and improving our results of operations. The compensation committee evaluates individual executive performance with the goal of setting compensation at levels the compensation committee believes are comparable with executives in other companies of similar size and stage of development operating in the biotechnology and specialty pharmaceutical industries while taking into account our relative performance and our own strategic goals.
     Compensation Program
     In order to achieve the above goals, our total compensation packages include base salary and annual bonus, all paid in cash, as well as long-term compensation in the form of stock options and restricted stock. We believe that appropriately balancing the total compensation package is necessary in order to provide market-competitive compensation. The costs of our compensation programs are a significant determinant of our competitiveness. Accordingly, we are focused on ensuring that the balance of the various components of our compensation program is optimized to motivate employees to achieve our corporate objectives on a cost-effective basis.
     Review of External Data. The compensation committee obtained a survey of the compensation practices of our peers in the United States in order to assess the competitiveness of our executive compensation. The compensation committee used data from the biotechnology and specialty pharmaceuticals market group. In the third quarter of 2006, the compensation committee obtained this data from Radford, which included biotechnology and specialty pharmaceutical companies with less than $50.0 million in revenue, comparable numbers of employees, comparable market capitalization and/or similar product offerings (the general peer group). The compensation committee asked Radford to conduct assessments in three areas of compensation: 1) total direct compensation (base salary) for our executive officers; 2) target total cash compensation (salary and bonus); and 3) equity grants. Radford analyzed compensation for most executive positions of the general peer group.
     For executive officers, we targeted the aggregate value of our total cash compensation (base salary and bonus) at the 50th percentile of the general peer group and long-term equity incentive compensation at the 75th percentile. The compensation committee strongly believes in engaging the best talent in critical functions, and this may entail negotiations with individual executives who may have significant retention packages in place with other employers. In order to attract such individuals to our Company, the compensation committee may determine that it is in our best interests to negotiate packages that deviate from the general principle of benchmarking our compensation on our general peer group. Similarly, the compensation committee may determine to provide compensation outside of the normal cycle to individuals to address retention issues.

Compensation Elements
     Cash Compensation
     Base Salary. Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other benchmark companies for similar positions. Generally, we believe that executive base salaries should be targeted near the 50th percentile of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed by the compensation committee annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. This review generally occurs each year in the fourth quarter for implementation in the first quarter.
     Discretionary Annual Bonus. The compensation committee has the authority to award discretionary annual bonuses to our executive officers and other key employees. In 2006, the compensation committee awarded discretionary bonuses to certain of our executive officers and other key employees. The compensation committee reviews potential annual cash incentive awards for our named executive officers and other key employees annually to determine award payments, if any, for the last completed fiscal year, as well as to establish award opportunities for the current year. The compensation committee intends to utilize annual incentive bonuses to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will vary depending on the individual executive, but will relate generally to (i) operational goals such as the establishment of operating plans and budgets, integration of facilities and review of organization and staff and the implementation of requisite changes, (ii) strategic goals such as the establishment and maintenance of key strategic relationships, the development of our product candidates and the identification and advancement of additional product candidates and (iii) financial factors, such as success in raising capital and improving our results of operations. The compensation committee evaluates individual executive performance with the goal of setting compensation at levels the compensation committee believes are comparable with executives in other companies of similar size and stage of development operating in the biotechnology and specialty pharmaceutical industries while taking into account our relative performance and our own strategic goals.
     For 2006, annual cash bonus award opportunities for the named executive officers are summarized below.
Annual Cash Bonus Award Opportunity

	Target Performance
		% of Salary	Amount	Amount Paid
Jack Talley	FY 2006	50	$175,000	$175,000
Robert Cook	FY 2006	25	62,500	46,875
Ben Tseng	FY 2006	20	43,000	43,000
Oliver Wiedemann	FY 2006	0	—	—
Dileep Bhagwat	FY 2006	20	44,000	57,200
     Long-Term Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our equity plans have been established to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The compensation committee believes that the use of stock and stock-based awards offers the best approach to achieving our compensation goals. We have historically elected to use stock options as the primary long-term equity incentive vehicle. We believe that the annual aggregate value of these awards should be set near the 75th percentile of our general peer group. Due to the early stage of our business, our desire to preserve cash, and the limited nature of our retirement benefit plans, we expect to provide a greater portion of total compensation to our executives through stock options and restricted stock grants than through cash-based compensation.
     Stock Options
     Our stock plans authorize us to grant options to purchase shares of common stock to our employees, directors and consultants. Our compensation committee oversees the administration of our stock option plan. Stock options may be granted at the commencement of employment, annually, occasionally following a significant change in job responsibilities or to meet other special retention objectives.

     The compensation committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the compensation committee to eligible employees and, in appropriate circumstances, the compensation committee considers the recommendations of members of management, such as John Talley, our President and CEO.
     In 2006, certain named executive officers were awarded stock options in the amounts indicated in the section entitled “Stock Option Grants to Executive Officers.” These grants included grants made in May and July 2006 in connection with the commencement of employment of certain executive officers, and in January 2006 in connection with merit-based grants made by the board of directors to a large number of employees, including certain executive officers, which were intended to encourage an ownership culture among our employees. The January 2006 grants were made to certain of our employees, including executive officers, who had been employed with us prior to our merger with Maxim on January 4, 2006 based on past performance of such employees and to reward our executive officers for their past service and to encourage continued service with us. We also granted options to an executive officer of Maxim who was retained after the merger to encourage his retention. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest monthly over a four-year period based upon continued employment, and generally expire ten years after the date of grant. The value of the options granted to executive officers, including the named executive officers in the Summary Compensation Table, reflect the grant of a significant number of options with a shorter vesting period, at a relatively higher exercise price ($5.84 per share) as compared to the current market price for our common stock. No options to management were granted in 2005 and 2004. Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended, or Internal Revenue Code.
          We expect to continue to use stock options as a long-term incentive vehicle because:
•	Stock options align the interests of executives with those of the stockholders, support a pay-for-performance culture, foster employee stock ownership, and focus the management team on increasing value for the shareholders.

•	Stock options are performance based. All the value received by the recipient of a stock option is based on the growth of the stock price.

•	Stock options help to provide a balance to the overall executive compensation program as base salary and our discretionary annual bonus program focus on short-term compensation, while the vesting of stock options increases shareholder value over the longer term.

•	The vesting period of stock options encourages executive retention and the preservation of stockholder value. In determining the number of stock options to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual executive’s total compensation.
     Stock Appreciation Rights
     Our 2005 equity incentive plan authorizes us to grant stock appreciation rights, or SARs. An SAR represents a right to receive the appreciation in value, if any, of our common stock over the base value of the SAR. The base value of each SAR equals the value of our common stock on the date the SAR is granted. Upon surrender of each SAR, unless we elect to deliver common stock, we will pay an amount in cash equal to the value of our common stock on the date of delivery over the base price of the SAR. SARs typically vest based upon continued employment on a pro-rata basis over a four-year period, and generally expire ten years after the date of grant. Our Compensation Committee is the administrator of our stock appreciation rights plan. To date, we have not granted any SAR under our 2005 equity incentive plan.

     Restricted Stock
     Our 2005 equity incentive plan authorizes us to grant restricted stock. As of December 31, 2006, we have not granted any restricted stock. On January 8, 2007, we granted 0.1 million shares of restricted stock at a fair market value of $1.46 per share. In order to implement our long-term incentive goals, we anticipate granting restricted stock in the future in conjunction with stock options.
     Other Compensation
     Our executive officers, who are parties to employment agreements, will continue to be parties to such employment agreements in their current form until such time as the Compensation Committee determines in its discretion that revisions to such employment agreements are advisable. In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our executive officers, including medical, dental, vision and life insurance coverage and the ability to contribute to a 401(k) retirement plan; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits if it deems it advisable. We believe these benefits are currently comparable to the median competitive levels for comparable companies. We have no current plans to change either the employment agreements (except as required by law or as required to clarify the benefits to which our executive officers are entitled as set forth herein) or levels of benefits provided thereunder.
Tax Implications of Executive Compensation
          We do not believe that Section 162(m) of the Internal Revenue Code, which limits deductions for executive compensation paid in excess of $1.0 million, is applicable, and accordingly, our compensation committee did not consider its impact in determining compensation levels for our named executive officers in 2006.
Accounting Implications of Executive Compensation
     Effective January 1, 2006, we were required to recognize compensation expense of all stock-based awards pursuant to the principles set forth in Statement of Financial Accounting Standards 123(R), Share-Based Payment FAS 123R. The Summary Compensation and Director Compensation Tables below used the principles set forth in FAS 123R to recognize expense for new awards granted after January 1, 2006 and for unvested awards as of January 1, 2006. The non-cash stock compensation expense for stock-based awards that we grant is generally recognized ratably over the requisite vesting period. We continue to believe that stock options, restricted stock and other forms of equity compensation are an essential component of our compensation strategy, and we intend to continue to offer these awards in the future.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     All members of the compensation committee of the Board of Directors during the fiscal year ended December 31, 2006 were independent directors and none of them were employees or former employees of EpiCept. During the fiscal year ended December 31, 2006, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officers served on the compensation committee of our board of directors.
Compensation Committee Report
          The Compensation Committee of the Board has reviewed and discussed with management the Compensation Discussion and Analysis above, and based on such discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in EpiCept’s annual report on Form 10-K.
Respectfully Submitted by:
  MEMBERS OF THE COMPENSATION COMMITTEE
  Robert G. Savage
  Guy C. Jackson
  John F. Bedard

Executive compensation
     The following table sets forth the compensation earned for services rendered to EpiCept in all capacities by our chief executive officer and certain executive officers whose total cash compensation exceeded $100,000 for the year ended December 31, 2006, collectively referred to in this annual report as the “named executive officers.”

						Change in
						pension
						value and
						nonqualified
						deferred
				Stock	Option	compensation	All Other
		Salary	Bonus	Awards	Awards	earnings	Compensation		Total
Name/Principal Position	Year	($)	($)	($)	($)(1)	($)	($)		($)
John V. Talley	2006	350,000	425,000	—	2,633,639	—	53,331	(2)	3,461,970
President and	2005	283,876	243,750	—	—	—	27,202	(2)	554,828
Chief Executive Officer	2004	285,078	—	—	—	—	27,974	(2)	313,052

Robert W. Cook (3)	2006	250,000	137,500	—	369,260	—	25,908	(3)	782,668
Chief Financial Officer, Senior Vice President	2005	232,337	90,625	—	—	—	18,192	(3)	341,154
Finance & Administration	2004	155,769	20,000	—	—	—	9,874	(3)	185,643

Ben Tseng (4)	2006	218,625	43,000	—	33,480	—	33,161	(5)	328,266
Chief Scientific	2005	—	—	—	—	—	—		—
Officer	2004	—	—	—	—	—	—		—

Dileep Bhagwat (5)	2006	211,459	57,200	—	196,353	—	25,452	(4)	490,464
Senior Vice President,	2005	196,206	—	—	—	—	17,995	(4)	214,201
Pharmaceutical Development	2004	171,731	—	—	—	—	9,967	(4)	181,698

Oliver Wiedemann(6)	2006	187,718	—	—	22,440	—	11,396	(7)	221,554
Managing Director –	2005	181,887	10,000	—	—	—	3,895	(7)	195,782
Medical Affairs, EpiCept GmbH	2004	185,448	—	—	—	—	4,575	(7)	190,023

(1)	This column represents the dollar amount recognized for consolidated financial statement reporting purposes for the fair value of stock options granted and vesting for the named executive officers in 2006. The fair value, a non-cash expense, was estimated using the Black-Scholes option-pricing method in accordance with FAS 123R.

(2)	Includes premiums for health benefits, life and disability insurance and automobile allowance paid on behalf of Mr. Talley.

(3)	Mr. Cook joined EpiCept in April 2004. Includes premiums for health benefits and for life and disability insurance paid on behalf of Mr. Cook.

(4)	Dr. Tseng joined EpiCept upon closing of the merger with Maxim on January 4, 2006. Includes premiums for health benefits and for life and disability insurance paid on behalf of Dr. Tseng.

(5)	Dr. Bhagwat joined EpiCept in February 2004. Includes premiums for health benefits and for life and disability insurance paid on behalf of Dr. Bhagwat.

(6)	Dr. Wiedemann’s compensation was translated from euros to the U.S. dollar using the exchange rates as of December 31, 2006, 2005 and 2004.

(7)	Includes premiums for health benefits and for life and disability insurance paid on behalf of Dr. Wiedemann.

Option Grants in Last Fiscal Year (2006)
      During 2006, the Company granted approximately 2.5 million stock options to employees, directors and former directors, of which approximately 1.6 million were to the below named executive officers.
Grants of Plan-Based Awards Table

			Estimated Future Payouts Under			All Other Option	Exercise
			Equity Incentive Plan			Awards	Price of
		Approval		Awards (Shares)		Number of Shares	Option
Name	Grant Date	Date	Threshold	Target	Maximum	Underlying Options	Awards (1)
John V. Talley	01/05/2006	01/05/2006	0	0	0	1,242,655	$5.84
Robert Cook	01/05/2006	01/05/2006	0	0	0	211,567	$5.84
Ben Tseng	01/05/2006	01/05/2006	0	0	0	20,000	$5.84
Dileep Bhagwat	01/05/2006	01/05/2006	0	0	0	112,500	$5.84
Oliver Wiedemann	01/05/2006	01/05/2006	0	0	0	22,500	$5.84

(1)	The exercise price of the options was equal to the market value of our common stock on the date of the grant.
Aggregate Option Exercises in Last Fiscal Year (2006) and Values at December 31, 2006
      None of the named executive officers exercised any options or received any shares of vested restricted stock in 2006.

Outstanding Equity Awards at December 31, 2006

	Option Awards
			Equity Incentive Plan
	Number of Securities Underlying		Awards: Number of
	Unexercised Options		Securities Underlying		Option
	Number	Number	Unexercised Unearned	Option	Expiration
Name	Exercisable	Unexercisable	Options	Exercise Price	Date

John V. Talley	83,083		—	$1.20	11/1/2011
	2,084		—	$1.20	1/1/2012
	83,333		—	$1.20	1/1/2012
	660,161	582,494	—	$5.84	1/4/2016

Robert Cook	92,557	119,010	—	$5.84	1/4/2016

Ben Tseng	10,198		—	$8.68	3/8/2010
	2,039		—	$24.76	9/10/2011
	229	76	—	$33.83	9/1/2013
	143	142	—	$32.90	10/20/2014
	3,825	1,274	—	$7.80	10/1/2014
	4,999	15,001	—	$5.84	1/4/2016

Dileep Bhagwat	49,219	63,281	—	$5.84	1/4/2016

Oliver Wiedemann	10,000		—	$3.00	8/17/2009
	10,000		—	$1.20	10/27/2009
	10,000		—	$1.20	9/25/2010
	15,000		—	$1.20	07/18/2011
	5,624	16,876	—	$5.84	1/4/2016

     In 2006, we did not grant restricted stock awards to the named executives above.
Employment Agreements
     We have entered into employment agreements with Messrs. John V. Talley and Robert W. Cook, each dated as of October 28, 2004. Effective January 4, 2006, pursuant to their employment agreements, Messrs. Talley and Cook received base salaries of $350,000 and $250,000, respectively. For 2007, Messrs. Talley and Cook will receive a base salary of $400,000, and $260,000, respectively. Each employment agreement also provides for discretionary bonuses and stock option awards and reimbursement of reasonable expenses incurred in connection with services performed under each officer’s respective employment agreement. The discretionary bonuses and stock options are based on performance standards determined by our board. Individual performance is determined based on quantitative and qualitative objectives, including EpiCept’s operating performance relative to budget and the achievement of certain milestones largely related to the clinical development of its products and licensing activities. The future objectives will be established by our board. In addition, Mr. Talley’s employment agreement provides for automobile benefits and term life and long-term disability insurance coverage. Both employment agreements expire on December 31, 2007 but are automatically extended for unlimited additional one-year periods. Upon termination for any reason and in addition to any other payments disbursed in connection with termination, Mr. Talley and Mr. Cook will receive payment of his applicable base salary through the termination date, the balance of any annual, long-term or incentive award earned in any period prior to the termination date and a lump-sum payment for any accrued but unused vacation days.
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
Director Compensation
     We reimburse our non-employee directors for their expenses incurred in connection with attending board and committee meetings. In addition, prior to 2006, each non-employee director received $2,500 for their attendance at each board meeting and $250 for their participation in a telephonic board or committee meeting.
     We have also in the past granted non-employee directors options to purchase EpiCept’s common stock pursuant to the terms of our 1995 Stock Option Plan, and our board continues to have the discretion to grant options to new and continuing non-employee directors. In August 2005, our stockholders approved the 2005 Equity Incentive Plan, the terms of which also include the grant of stock options to directors who are not officers or employees of EpiCept.
     Prior to February 2007, we reimbursed our non-employee directors for their expenses incurred in connection with attending board and committee meetings. In 2006, each non-employee director board member also received an annual retainer of $25,000. The chair person of the board received an annual retainer of $50,000, the chairperson of the audit committee received an annual retainer of $8,000 and the chairperson of each of the other committees received an annual retainer of $4,000. In addition, each non-employee director received $1,500 for their attendance at each board meeting and $750 for their participation in each telephonic board meeting. Each non-employee director also received $750 for their attendance at each committee meeting and $500 for their participation in a telephonic committee meeting. We have in the past granted non-employee directors options to purchase our common stock pursuant to the terms of our 2005 Equity Incentive Plan. Upon joining the board, each member received 35,000 options and the chairman received 100,000 shares each, vesting over three years. Annually thereafter, each director and chairperson is scheduled to receive 10,000 and 25,000 options, respectively vesting over two years. Prior to 2006, we had not granted options to non-employee directors for several years. The option awards to the directors in 2006 represent awards to Messrs. Savage, Jackson, Waldheim and Caspritz, a portion of which vested immediately as compensation for their service. The value of the options granted to non-employee directors set forth in the table below reflect grants of options to compensate for past service, a relatively high exercise price ($5.84 per share) as compared to the current market price for our common stock as well as accelerated vesting of the portion of the options that were granted as recognition for past service.
     The following table set forth all material Director compensation information during the year ended December 31, 2006:

					Change in pension
	Fees Earned			Non-equity	value and nonqualified
	or Paid in	Stock	Option	Incentive plan	deferred compensation	All Other
	Cash (1)	Awards ($)	Awards ($) (2)	compensation($)	earnings($)	Compensation	Total
Robert G. Savage	$75,000	$—	$439,314	$—	$—	$—	$514,314
Gert Caspritz, Ph.D	—	—	45,405	—	—	—	45,405
Guy C. Jackson	50,500	—	198,332	—	—	—	248,832
Gerhard Waldheim	35,250	—	138,259	—	—	—	178,509
John Bedard	38,000	—	52,054	—	—	—	90,054
Wayne P. Yetter	34,500	—	52,054	—	—	—	86,554

(1)	This column reports the amount of cash compensation earned in 2006 for Board and committee service

(2)	This column represents the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted and vested to the directors in 2006. The fair value, a non-cash expense, was estimated using the Black-Scholes option-pricing method in accordance with FAS123R.
     For 2007, the compensation committee retained Radford to analyze the Company’s non-executive director and chairman compensation. The committee determined that cash compensation should be benchmarked at the 50th percentile and that equity-based compensation should be benchmarked at the 75th percentile for comparable companies in the biotechnology and specialty pharmaceutical industries. As a result of that analysis, the Board approved the following changes: (1) the annual cash retainer for the Chairman was reduced to $40,000, (2) the annual cash retainer for the Audit Committee chair was increased to $10,000 and for the Compensation Committee chair to $7,500 and (3) the annual equity grant for each director and the chairman was increased to 25,000 shares and 80,000 shares, respectively, vesting over two years. Two-thirds of the annual director equity grant will be in the form of stock options and the remainder will be comprised of restricted stock.
Performance Graph
     The following graph and table compare the cumulative total return of our common stock, The Nasdaq Biotechnology Index and AMEX Biotechnology Index, as described below, for the period beginning January 4, 2006 (the date we became a public company) and ending December 29, 2006, assuming an initial investment of $100 and the reinvestment of any dividends. We obtained the information reflected in the graph and table from independent sources we believe to be reliable, but we have not independently verified the information.
COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*
Among Epicept, The AMEX Biotechnology Index And The NASDAQ Biotechnology Index

*	$100 invested on 1/5/06 in stock or on 12/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

	Total Return
Name	January 5, 2006	December 31, 2006
EpiCept	100%	16.82%
The Nasdaq Biotechnology Index	100%	98.44%
AMEX Biotechnology Index	100%	95.74%
     Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2006.

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding ptions,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Total equity compensation plans approved by stockholders	3,123,268	$7.10	1,885,592
     The following table sets forth information as of March 15, 2007 regarding the beneficial ownership of our common stock by:
•	each stockholder known by EpiCept to own beneficially more than five percent of EpiCept common stock;

•	each of the named executive officers;

•	each of EpiCept’s directors; and

•	all of EpiCept’s directors and the named executive officers as a group.
     Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the stockholders below is in care of EpiCept Corporation, 777 Old Saw Mill River Road, Tarrytown, NY 10591.

	Number of Shares	Percent of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned(1)(2)
5% Stockholders
TVM Capital(3)	4,586,410	14.14%
Merlin General Partner II Limited(4)	2,461,928	7.60
Private Equity Direct Finance(5)	2,971,507	9.17
Cornell Capital Partners, LP(16)	2,397,260	7.40
Executive Officers and Directors
John V. Talley(6)	1,065,792	3.19
Robert W. Cook(7)	112,284	*
Ben Tseng(8)	32,953	*
Dr. Oliver Wiedemann(9)	53,749	*
Dr. Dileep Bhagwat(10)	66,198	*
Robert G. Savage(11)	130,279	*
Dr. Gert Caspritz(3)	4,586,410	14.14
Guy Jackson(12)	62,224	*
Gerhard Waldheim(13)	112,212	*
John Bedard(14)	31,263	*
Wayne P. Yetter(15)	35,851	*
All directors and named executive officers as a group (11 persons)(17)	6,289,215	18.53

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of EpiCept common stock.

(1)	Beneficial ownership is determined with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)	Percentage ownership is based on 32,398,319 shares of common stock outstanding on March 15, 2007.

(3)	Includes 1,144,822 shares of common stock held by TVM III, and 3,408,464 shares held by TVM IV. Includes 6,042 shares of common stock and 15,000 shares issuable upon the exercise of options that are exercisable within 60 days held by Dr. Gert Caspritz, one of our directors, who is a general partner of TVM, which is the general partner of each of TVM III and TVM IV, and an aggregate of 12,082 shares of common stock held by Friedrich Bornikoel, Christian Claussen, John J. DiBello, Alexandra Goll, Helmut Schuhsler and Bernd Seibel who are individual Partners of TVM (such entities collectively with TVM III and TVM IV, “TVM”). TVM Techno Venture Management No. III, L.P. (“TVM III Management”) is the General Partner and the investment committee of TVM III. TVM IV Management GmbH & Co. KG (“TVM IV Management”) is the Managing Limited Partner and investment committee of TVM IV. The investment committees, composed of certain Managing Limited Partners of TVM, have voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. Decisions of the investment committees are made by a majority vote of their members and, as a result, no single member of the investment committees has voting or dispositive authority over the shares.

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

(4)	Includes 2,461,928 shares of common stock beneficially owned by Merlin L.P. and Merlin GbR and held by Merlin and includes 1,875 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days held by Mr. Mark Docherty, a former director, who is a director of Merlin, which is investment advisor to the general partner of each of Merlin L.P. and Merlin GbR. Includes 65,406 shares of common stock held by Dr. Hellmut Kirchner, who is a director of Merlin. The Merlin Biosciences Fund is comprised of two entities: Merlin L.P. and Merlin GbR. Both are controlled by the board of directors of Merlin General Partner II Limited, a Jersey-based limited liability company, which is owned by Merlin. Merlin has agreed not to exercise its voting rights to change or replace the board of directors of Merlin General Partner II Limited. The board of directors of Merlin General Partner II Limited, effectively controls Merlin L.P. and Merlin GbR because it is General Partner of Merlin L.P. and Managing Partner of Merlin GbR. Investment decisions are made with a majority of the board of directors of Merlin General Partner II Limited, no single person has control. The directors of Merlin General Partner II Limited are as follows: Dr Max Link (Chairman), William Edge, Sir Christopher Evans OBE, Robin Herbert CBE, Professor Trevor Jones, Dr. Hellmut Kirchner, Mark Clement, Denzil Boschat, Alison Creed and Jeff Iliffe. Some of the directors hold small limited partnership interests in the Fund but none of these are individually or collectively able to influence the Fund. The registered office is at La Motte Chambers, St Helier, Jersey JE1 1BJ, UK. Mr. Docherty and Dr. Kirchner each disclaim beneficial ownership of the shares held by Merlin, Merlin L.P. and Merlin GbR except to the extent any such individual has a pecuniary interest therein. The address of Merlin, Merlin L.P. and Merlin GbR is c/o Merlin Biosciences Limited, 33 King Street, St. James’s, London, SW1Y 6RJ, United Kingdom.

(5)	Includes 2,800,274 shares of common stock held by Private Equity Direct Finance and 171,233 shares of common stock held by Mr. Peter Derendinger who is a principal of ALPHA Associates (Cayman), L.P. Mr. Derendinger disclaims beneficial ownership of the shares held by Private Equity Direct Finance except to the extent he has a pecuniary interest therein. Private Equity Direct Finance is a Cayman Islands exempted limited company and a wholly-owned subsidiary of Private Equity Holding Cayman, itself a Cayman Islands exempted limited company, and a wholly-owned subsidiary of Private Equity Holding Ltd. Private Equity Holding Ltd. is a Swiss corporation with registered office at Innere Guterstrasse 4, 6300 Zug, Switzerland, and listed on the SWXSwiss Exchange. The discretion for divestments by Private Equity Direct Finance rests with ALPHA Associates (Cayman), L.P., as investment manager. The members of the board of directors of the general partner of ALPHA Associates

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

(6)	Includes 92,146 shares of common stock, 5,688 shares of restricted stock and includes 967,958 shares exercisable upon the exercise of options that are exercisable within 60 days.

(7)	Includes 1,318 shares of restricted stock and 110,966 shares exercisable upon the exercise of options that are exercisable within 60 days.

(8)	Includes 2,180 shares of common stock, 1,536 shares of restricted stock and includes 29,237 shares issuable upon the exercise of options that are exercisable within 60 days.

(9)	Includes 53,749 shares issuable upon the exercise of options that are exercisable within 60 days.

(10)	Includes 1,970 shares of restricted stock and includes 64,228 shares issuable upon the exercise of options that are exercisable within 60 days.

(11)	Includes 130,279 shares issuable upon the exercise of options that are exercisable within 60 days.

(12)	Includes 5,000 shares of common stock and 57,224 shares issuable upon the exercise of options that are exercisable within 60 days.

(13)	Includes 70,029 shares of common stock and includes 42,183 shares issuable upon the exercise of options that are exercisable within 60 days.

(14)	Includes 31,263 shares issuable upon the exercise of options that are exercisable within 60 days.

(15)	Includes 35,851 shares issuable upon the exercise of options that are exercisable within 60 days.

(16)	The address of Cornell Capital Partners, LP is 101 Hudson Street, Suite 3700, Jersey City, NJ 07320.

(17)	Includes 1,537,938 shares isuable upon the exercise of options that are exercisable within 60 days.
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
     A total of 4,000,000 shares of our common stock are reserved for issuance pursuant to the Equity Incentive Plan. As of December 31, 2006, 3.1 million shares are outstanding. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year.
     Our board of directors or a committee of its board administers the Equity Incentive Plan. In the case of options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, the committee will consist of two or more “outside directors” within the meaning of Section 162(m) of the Code. The administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each such award, the exercisability of the awards and the form of consideration, if any, payable upon exercise. The administrator also has the authority to institute an exchange program by which outstanding awards may be surrendered in exchange for awards with a lower exercise price.

     The administrator will determine the exercise price of options granted under the Equity Incentive Plan, but with respect to nonstatutory stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Code and all incentive stock options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of EpiCept’s outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options.
     Restricted stock may be granted under the Equity Incentive Plan. Restricted stock awards are shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee. The administrator may impose whatever conditions to vesting it determines to be appropriate. For example, the administrator may set restrictions based on the achievement of specific performance goals. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.
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
     The Equity Incentive Plan provides that if EpiCept experiences a Change of Control (as defined), the administrator may provide at any time prior to the Change of Control that all then outstanding stock options and unvested cash awards shall immediately vest and become exercisable and any restrictions on restricted stock awards shall immediately lapse. In addition, the administrator may provide that all awards held by participants who are at the time of the Change of Control in EpiCept’s service or the service of one of its subsidiaries or affiliates shall remain exercisable for the remainder of their terms notwithstanding any subsequent termination of a participant’s service. All awards will be subject to the terms of any agreement effecting the Change of Control, which agreement may provide, without limitation, that in lieu of continuing the awards, each outstanding stock option shall terminate within a specified number of days after notice to the holder, and that such holder shall receive, with respect to each share of common stock subject to such stock option, an amount equal to the excess of the fair market value of such shares of common stock immediately prior to the occurrence of such Change of Control over the exercise price (or base price) per share underlying such stock option with such amount payable in cash, in one or more kinds of property (including the property, if any, payable in the transaction) or in a combination thereof, as the administrator, in its discretion, shall determine. A provision like the one contained in the preceding sentence shall be inapplicable to a stock option granted within six months before the occurrence of a Change of Control if the holder of such stock option is subject to the reporting requirements of Section 16(a) of the Exchange Act and no exception from liability under Section 16(b) of the Exchange Act is otherwise available to such holder.
     The Equity Incentive Plan will automatically terminate ten years from the effective date, unless it is terminated sooner. In addition, EpiCept’s board of directors has the authority to amend, suspend or terminate the Equity Incentive Plan provided such action does not impair the rights of any participant.
  1995 Stock Option Plan
     EpiCept’s 1995 Stock Option Plan, as amended, was approved by our board of directors in November 1995, and subsequently amended in April 1997, March 1999, February 2002 and June 2002. A total of 797,080 shares of EpiCept’s common stock were authorized for issuance under the 1995 Stock Option Plan. As of December 31, 2006 and 2005, 251,943 shares were available for issuance under the 1995 Stock Option Plan. We do not plan to grant any further options from this plan.
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

     A committee duly appointed by our board of directors administered the 1995 Stock Option Plan. The committee has the authority to (a) construe the respective option agreements and the terms of the plan; (b) prescribe, amend and rescind rules and regulations relating to the plan; (c) determine the terms and provisions of the respective option agreements, which need not be identical; (d) make all other determinations in the judgment of the committee necessary or desirable for the administration of the plan. From and after the registration of EpiCept’s common stock under the Securities Exchange Act of 1934, the selection of a director or an officer who is a “reporting person” under Section 16(a) of the Exchange Act as a recipient of an option, the timing of the option grant, the exercise price of the option and the number of shares subject to the option shall be determined by (a) the committee of the Board, each of which members shall be an outside director or (b) by a committee consisting of two or more directors having full authority to act in the matter, each of whom shall be an outside director.
     The committee shall determine the exercise price of stock options granted under the 1995 Stock Option Plan, but with respect to all incentive stock options, the exercise price must be at least equal to the fair market value of our common stock on the date of the grant or, in the case of grants of incentive stock options to holders of more than 10% of the total combined voting power of all classes of our stock (“10% owners”), at least equal to 110% of the fair market value of our common stock on the date of the grant.
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
     Our board of directors or a committee of the board will administer the Employee Stock Purchase Plan. Our board of directors or the committee will have full and exclusive authority to interpret the terms of the Employee Stock Purchase Plan and determine eligibility.
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

     The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and generally provides for six-month offering periods beginning on January 1 and July 1 of each calendar year, commencing on January 1, 2006 or such other date as may be determined by the committee appointed by us to administer the Employee Stock Purchase Plan.
     The Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions from their eligible compensation, which includes a participant’s base salary, wages, overtime pay, shift premium and recurring commissions, but does not include payments for incentive compensation or bonuses.
     Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each six-month purchase period. The price is 85% of the lower of the fair market value of our common stock at the beginning of an offering period or end of an offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with EpiCept.
     A participant may not transfer rights granted under the Employee Stock Purchase Plan other than by will, the laws of descent and distribution or as otherwise provided under the Employee Stock Purchase Plan.
     Our board of directors has the authority to amend or terminate the Employee Stock Purchase Plan, except that, subject to certain exceptions described in the Employee Stock Purchase Plan, no such action may adversely affect any outstanding rights to purchase stock under the Employee Stock Purchase Plan.
  401(k) Plan
     In January 2007, we adopted a new Retirement Savings and Investment Plan, the 401(k) Plan, whereby the two previously existing plans were terminated. The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 50% of the employee’s deferral or 3% of the employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn. If the 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code, the contributions will be tax deductible by us when made. Our employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of $15,500 if under 50 years old and $20,500 if over 50 years old in 2007 and to have those funds contributed to the 401(k) Plan.
     In 1998, EpiCept adopted a Retirement Savings and Investment Plan, the old EpiCept 401(k) Plan, covering its full-time employees located in the United States. The old EpiCept 401(k) Plan was intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by EpiCept, were the investment earnings thereon, are not taxable to the employees until withdrawn. The old EpiCept 401(k) Plan was terminated in January 2007.
     Upon the completion of the merger with Maxim on January 4, 2006, EpiCept adopted and continued the existing 401(k) retirement plan, the Maxim 401(k) Plan, under which employees of its San Diego office who met the eligibility requirements may participate and contribute to the 401(k) Plan. The Maxim 401(k) Plan was terminated in January 2007.
ITEM 13. CERTAIN RELATIONSHIPS WITH MANAGEMENT AND AFFILIATES
  2002 Bridge Notes and Warrants
     In November 2002, EpiCept entered into a convertible bridge loan in an aggregate amount of up to $5,000,000. This convertible bridge loan is referred to in this annual report as the “2002 convertible bridge loan.” The lenders under the 2002 convertible bridge loan included Mr. John V. Talley, our President and Chief Executive Officer, and certain holders of our preferred stock, including TVM IV GmbH & Co. KG (“TVM IV”), Private Equity Direct Finance (“Private Equity”), The Merlin Biosciences Fund L.P., The Merlin Biosciences Fund GbR (collectively, the “Merlin Investors”) and Gold-Zack Partners I B.V. The 2002 convertible bridge loan bore interest at 8% per annum and matured on October 30, 2006. In connection with the merger with Maxim, the lenders agreed to convert their 2002 convertible bridge loans into 593,121 shares of common stock at a conversion price of $1.50. In connection with the purchase of the 2002 convertible bridge loans, each lender also received stock purchase warrants entitling that lender to purchase a specified amount of EpiCept’s preferred stock or common stock under certain circumstances. In connection with the merger with Maxim, the stock purchase warrants were amended to provide that they expire at the effective time of the merger and that immediately prior to the effective time the stock purchase warrants were automatically exercised into 3,861,462 shares of common stock at an exercise price of $0.628. Each lender used the outstanding principal amount and accrued interest on their respective 2002 convertible bridge loans to pay the exercise price.
  March 2005 Senior Notes
     In March 2005, EpiCept completed the private placement of $4.0 million in aggregate principal amount of 8% Senior Notes due October 30, 2006. These notes are referred to in this annual report as the “March 2005 Senior Notes.” The purchasers of the March 2005 Senior Notes included Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P. (collectively, the “Sanders Investors”) and certain holders of EpiCept’s preferred stock including TVM IV, Private Equity and the Merlin Investors. The 2006 notes matured on October 30, 2006. In connection with the merger with Maxim, all investors other than the Sanders Investors converted their 2006 Notes, including interest, into 1,126,758 shares of common stock at a conversion price of $2.84. In connection with the purchase of the March 2005 Senior Notes, each investor also purchased stock purchase warrants exercisable into EpiCept’s common stock. In connection with the merger, all investors other than the Sanders Investors agreed to cancel their stock purchase warrants. The stock purchase warrants held by the Sanders Investors were amended to provide for their automatic expiration at the effective time of the merger with Maxim. Immediately prior to the effective time, the stock purchase warrants were automatically exercised on a net issuance basis for 22,096 shares of EpiCept’s common stock at an exercise price of $3.96.
  November 2005 Senior Notes
     In November 2005, EpiCept completed the private placement of $2.0 million in aggregate principal amount of its 8% Senior Notes due October 2006. These notes are referred to in this annual report as the “November 2005 Senior Notes.” The purchasers of the November 2005 Senior Notes included certain stockholders of EpiCept’s preferred stock including TVM IV, Private Equity and the Merlin Investors. The November 2005 Senior Notes matured on October 30, 2006. In connection with the merger with Maxim, all investors agreed to convert all principal and accrued interest on their November 2005 Senior Notes into 711,691 shares of common stock at a conversion price of $2.84.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     We retained Deloitte & Touche LLP as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.
     To ensure the independence of the firm selected to audit the Company’s annual consolidated financial statements, the audit committee of the Board of Directors has established a policy allowing it to review in advance and either approve or disapprove, any audit, audit-related, internal control-related, tax or non-audit service to be provided to us by Deloitte & Touche LLP. Annually and generally, in the early part of each fiscal year, the audit committee will approve the engagement of the independent registered public accounting firm to perform the annual audit of our consolidated financial statements, to provide an annual attestation report on management’s evaluation of the Company’s internal controls over financial reporting, and our internal controls, and to review our interim consolidated financial statements.

  Independent Registered Public Accounting Firm Fees
     The aggregate fees billed for professional services by Deloitte & Touche LLP in 2006 and 2005 for these various services were:

Types of Fees	2006	2005
	(in thousands)
Audit Fees (1)	$1,104	$581
Audit – Related Fees (2)	—	—
Tax Fees (3)	15	9
All Other Fees (4)	136	—

Total	$1,255	$590

(1)	Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only EpiCept’s independent registered public accounting firm can reasonably provide, such as the audit of EpiCept’s consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

(2)	Fees for assurance and related services that are traditionally performed by the Company’s independent registered public accounting firm, such as, audit attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3)	Fees for tax compliance. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	Fees for other types of permitted services not covered by the first three categories include consultation relating to our listing with the Swedish Stock Exchange.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) Financial Statements and Financial Statement Schedules
The following consolidated financial statements of EpiCept Corporation and subsidiaries, the notes thereto, the related report thereon of independent auditors are filed under Item 8 of this report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statement of Preferred Stock and Stockholder’s Deficit for Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(a) (3) See Exhibits Index.
(b) Exhibits. See Item 15 (a) (3) above.
(c) Financial Statement Schedules
     None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPICEPT CORPORATION
By:	/s/ John V. Talley
John V. Talley
President and Chief Executive Officer April 2, 2007

     Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ John V. Talley John V. Talley	Director, President and Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/s/ Robert W. Cook	Chief Financial Officer	April 2, 2007
Robert W. Cook	(Principal Financial and Accounting Officer)

/s/ Charles E. Darder	Controller	April 2, 2007
Charles Darder

/s/ Robert G. Savage	Director	April 2, 2007
Robert G. Savage

/s/ Gert Caspritz	Director	April 2, 2007
Gert Caspritz

/s/ Guy C. Jackson	Director	April 2, 2007
Guy C. Jackson

/s/ Gerhard Waldheim	Director	April 2, 2007
Gerhard Waldheim

/s/ John F. Bedard	Director	April 2, 2007
John Bedard

/s/ Wayne P. Yetter	Director	April 2, 2007
Wayne P. Yetter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
EpiCept Corporation and subsidiaries:
     We have audited the accompanying consolidated balance sheets of EpiCept Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EpiCept Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.
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
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
April 2, 2007

EpiCept Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,096,951	$402,994
Prepaid expenses and other current assets	1,166,627	64,114

Total current assets	15,263,578	467,108
Restricted cash	335,179	—
Property and equipment, net	1,315,855	58,227
Deferred financing and acquisition costs	1,074,733	2,204,975
Identifiable intangible asset, net	410,096	—
Other assets	26,898	16,460

Total assets	$18,426,339	$2,746,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,876,914	$3,191,782
Accrued research contract costs	760,753	13,889
Accrued interest	691,301	1,438,832
Other accrued liabilities	1,596,233	1,211,174
Merger restructuring and litigation accrued liabilities	500,000	—
Warrants	516,405	35,062
Notes and loans payable, current portion	12,357,709	11,547,200
Deferred revenue, current portion	446,389	2,763,709

Total current liabilities	19,745,704	20,201,648

Notes and loans payable	447,019	4,705,219
Deferred revenue	6,674,463	5,416,124
Accrued interest	—	483,943
Contingent interest	—	870,136
Deferred rent and other noncurrent liabilities	932,292	—

Total long term liabilities	8,053,774	11,475,422

Total liabilities	27,799,478	31,677,070

Commitments and contingencies
Series B Redeemable Convertible Preferred Stock, $.0001 par value; authorized 3,440,069 shares; issued and outstanding 0 and 3,106,736 shares at December 31, 2006 and December 31, 2005, respectively	—	7,074,259

Series C Redeemable Convertible Preferred Stock, $.0001 par value; authorized 12,769,573 shares; issued and outstanding 0 and 8,839,573 shares at December 31, 2006 and December 31, 2005, respectively	—	19,533,917

Warrants	—	4,583,974

Stockholders’ Deficit:
Series A Convertible Preferred Stock, $.0001 par value; authorized 3,422,620 shares; issued and outstanding 0 and 3,368,385 shares at December 31, 2006 and December 31, 2005, respectively	—	8,225,806
Common stock, $.0001 par value; authorized 50,000,000 shares; issued 32,404,895 and 1,711,745 at December 31, 2006 and December 31, 2005, respectively	3,243	171
Additional paid-in capital	130,105,133	150,514
Warrants	4,027,855	—
Accumulated deficit	(142,155,951)	(67,739,511)
Accumulated other comprehensive loss	(1,278,419)	(684,430)
Treasury stock, at cost (12,500 shares)	(75,000)	(75,000)

Total stockholders’ deficit	(9,373,139)	(60,122,450)

Total liabilities and stockholders’ deficit	$18,426,339	$2,746,770

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
Revenue	$2,095,429	$828,502	$1,115,089

Operating expenses:
General and administrative	14,241,957	5,783,185	4,407,702
Research and development	15,675,655	1,845,801	1,784,451
Acquired in-process research and development	33,361,667	—	—

Total operating expenses	63,279,279	7,628,986	6,192,153

Loss from operations	(61,183,850)	(6,800,484)	(5,077,064)

Other income (expense):
Interest income	312,173	18,536	39,828
Gain on marketable securities	81,706	—	—
Foreign exchange gain (loss)	202,498	357,264	(175,693)
Interest expense	(6,330,984)	(1,906,077)	(2,670,364)
Reversal of contingent interest expense	994,105	—	—
Change in value of warrants and derivatives	371,194	832,201	—
Miscellaneous income	100,000	—	—

Other expense, net	(4,269,308)	(698,076)	(2,806,229)

Loss before benefit for income taxes	(65,453,158)	(7,498,560)	(7,883,293)
Benefit for income taxes	—	283,859	274,886

Net loss	(65,453,158)	(7,214,701)	(7,608,407)
Deemed dividend and redeemable convertible preferred stock dividends	(8,963,282)	(1,254,362)	(1,404,362)

Loss attributable to common stockholders	$(74,416,440)	$(8,469,063)	$(9,012,769)

Basic and diluted loss per common share	$(3.07)	$(4.95)	$(5.35)
Weighted average common shares outstanding	24,232,873	1,710,306	1,683,199
The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Preferred Stock and Stockholders’ Deficit
For the Years Ended December 31, 2004, 2005 and 2006

	Series B Redeemable		Series C Redeemable													Accumulated
	Convertible Preferred		Convertible Preferred			Series A Convertible						Additional		Deferred		Other	Total
	Stock		Stock			Preferred Stock				Common Stock		Paid-In		Stock	Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Warrants	Shares		Amount		Shares	Amount	Capital	Warrants	Compensation	Deficit	(Loss) Income	Stock	Deficit	Loss
Balance at December 31, 2003	3,106,736	$6,421,845	8,839,573	$17,677,607	$4,583,974		3,315,160		$8,191,840	1,650,839	$165	$34,461	$—	$(394,972)	$(50,410,962)	$(997,715)	$(75,000)	$(43,652,183)	$(10,564,090)

Exercise of stock options										48,781	5	69,033						69,038
Exercise of Series A Convertible Preferred Stock warrants						53,225		33,966				(33,966)						—
Beneficial conversion feature related to Series A Convertible Preferred Stock warrant exercise												150,000			(150,000)			—
Accretion of preferred stock dividends		326,207		928,155								(131,783)			(1,122,579)			(1,254,362)
Amortization of deferred stock compensation														370,528				370,528
Stock-based compensation to third parties												62,765						62,765
Foreign currency translation adjustment																(366,658)		(366,658)	$(366,658)
Net loss															(7,608,407)			(7,608,407)	(7,608,407)

Balance at December 31, 2004	3,106,736	6,748,052	8,839,573	18,605,762	4,583,974		3,368,385		8,225,806	1,699,620	170	150,510	—	(24,444)	(59,291,948)	(1,364,373)	(75,000)	(52,379,279)	$(7,975,065)

Exercise of stock options										12,125	1	17,549						17,550
Accretion of preferred stock dividends		326,207		928,155								(21,500)			(1,232,862)			(1,254,362)
Amortization of deferred stock compensation												(2,222)		24,444				22,222
Stock-based compensation to third parties												6,177						6,177
Foreign currency translation adjustment																679,943		679,943	$679,943
Net loss															(7,214,701)			(7,214,701)	(7,214,701)

Balance at December 31, 2005	3,106,736	7,074,259	8,839,573	19,533,917	4,583,974		3,368,385		8,225,806	1,711,745	171	150,514	—	—	(67,739,511)	(684,430)	(75,000)	(60,122,450)	$(6,534,758)

Exercise of stock options										101,250	10	184,490						184,500
Exercise of Series B Convertible Preferred stock warrants					(300,484)					58,229	6	300,478						300,484
Exercise of Series C Convertible Preferred stock warrants					(649,473)					131,018	13	649,460						649,473
Exercise of March 2005 Senior Note warrants										22,096	2	42,246						42,248
Accretion of preferred stock dividends		3,508		9,980											(13,488)			(13,488)
Conversion of Series A, B, C Convertible Preferred Stock	(3,106,736)	(7,077,767)	(8,839,573)	(19,543,897)			(3,368,385)		(8,225,806)	6,063,317	607	34,846,863						26,621,664
Beneficial conversion feature related to Series A, B, C Preferred Stock												8,568,783			(8,568,783)			—
Beneficial conversion feature related to Series B & C Preferred Stock warrants												381,011			(381,011)			—
Beneficial conversion feature related to March 2005 Senior Notes												2,361,900						2,361,900
Beneficial conversion feature related to November 2005 Notes												2,000,000						2,000,000
Issuance of common stock and warrants, net of fees of $1.5 million										10,964,402	1,097	16,132,922	4,027,855					20,161,874
Issuance of common stock in connection with conversion of tbg II loan										282,885	28	2,438,570						2,438,598
Issuance of common stock in connection with conversion of 2002 bridge loan and accrued interest and exercise of warrants					(3,634,017)					4,454,583	445	9,617,286						9,617,731
Issuance of common stock in connection with conversion of March 2005 Senior Notes and accrued interest										1,126,758	113	3,199,887						3,200,000
Issuance of common stock in connection with conversion of November 2005 Notes and accrued interest										711,691	71	2,021,138						2,021,209
Issuance of common stock, options and warrants related to the merger with Maxim										5,793,117	582	41,387,230						41,387,812
Issuance of common stock to settle litigation										983,804	98	1,741,602						1,741,700
Stock-based compensation expense												4,027,010						4,027,010
Stock-based compensation expense issued to third party												53,743						53,743
Foreign currency translation adjustment																(593,989)		(593,989)	$(593,989)
Net loss															(65,453,158)			(65,453,158)	(65,453,158)

Balance at December 31, 2006	—	$—	—	$—	$—		—		$—	32,404,895	$3,243	$130,105,133	$4,027,855	$—	$(142,155,951)	$(1,278,419)	$(75,000)	$(9,373,139)	$(66,047,147)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(65,453,158)	$(7,214,701)	$(7,608,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,238,859	53,791	57,627
Loss on disposal of assets, net	61,924	—	(1,895)
Foreign exchange (gain) loss	(202,498)	(357,264)	175,693
Acquired in-process research and development	33,361,667	—	—
Stock-based compensation expense	4,080,753	28,399	433,293
Amortization of deferred financing costs and discount on loans	886,845	486,418	1,345,115
Write off of deferred initial public offering costs	—	1,740,918	—
Beneficial conversion feature expense	4,361,900	—	—
Change in value of warrants and derivatives	(371,194)	(832,201)	—
Gain on maturity of marketable security	(81,706)	—	—
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	252,159	(16,498)	(11,331)
Decrease (increase) in other assets	180,763	2,288	(5,403)
Increase in accounts payable	336,924	79,216	874,892
Increase (decrease) in accrued research contract costs	746,864	(148,294)	47,646
Increase in accrued interest	123,471	702,594	456,930
(Decrease) increase in other accrued liabilities	(974,449)	421,991	(275,276)
Merger restructuring and litigation payments	(1,885,221)	—	—
Increase in deferred revenue	1,000,000	500,000	—
Recognition of deferred revenue	(2,058,984)	(828,502)	(1,115,089)
Increase in contingent interest	123,969	164,071	222,892
Reversal of contingent interest expense	(994,105)	—	—
Decrease (increase) in other liabilities	36,479	(13,534)	(18,044)

Net cash used in operating activities	(25,228,738)	(5,231,308)	(5,421,357)

Cash flows from investing activities:
Cash acquired in merger	3,536,620	—	—
Maturities of marketable securities	11,380,366	—	—
Establishment of restricted cash	(71,498)	—	—
Purchase of property and equipment	(138,323)	(2,985)	(50,054)
Payment of acquisition related costs	(3,641,710)	—	—
Proceeds from sale of web site	100,000	—	—
Proceeds from sale of property and equipment	134,910	2,104	999

Net cash provided by (used in) investing activities	11,300,365	(881)	(49,055)

Cash flows from financing activities:
Proceeds from exercise of stock options	184,500	17,550	69,038
Proceeds from issuance of common stock and warrants, net	20,838,873	—	—
Proceeds from loans and warrants	10,000,000	6,000,010	—
Repayment of loan	(1,787,417)	(709,500)	(729,340)
Deferred financing costs	(1,089,276)	(184,618)	—
Payments on capital lease obligations	(136,757)	—	—
Payment of failed initial public offering costs	(363,096)	(782,694)	(595,128)

Net cash provided by (used in) financing activities	27,646,827	4,340,748	(1,255,430)

Effect of exchange rate changes on cash	(24,497)	40,928	(27,838)
Net increase (decrease) in cash and cash equivalents	13,693,957	(850,513)	(6,753,680)
Cash and cash equivalents at beginning of period	402,994	1,253,507	8,007,187

Cash and cash equivalents at end of period	$14,096,951	$402,994	$1,253,507

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

	Year Ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest	$805,697	$473,001	$709,493
Cash paid for income taxes	3,256	425	122,903
Supplemental disclosure of non-cash financing activities:
Redeemable convertible preferred stock dividends	13,488	1,254,362	1,254,362
Beneficial conversion features in connection with conversion of preferred stock and warrant exercise	8,949,794	—	150,000
Beneficial conversion features in connection with conversion of convertible notes	4,361,900	—	—
Conversion of preferred stock into common stock	34,847,470	—	—
Conversion of convertible loans and accrued interest and exercise of bridge warrants into common stock	17,319,786	—	—
Exercise of preferred stock warrants into common stock	949,957	—	—
Issuance of common stock to settle litigation	1,741,700	—	—
Unpaid costs associated with issuance of common stock	677,000	—	—
Unpaid financing, initial public offering costs and acquisition costs	240,000	2,436,412	602,760
Unpaid costs associated with purchase of property and equipment	128,908	—	—
Merger with Maxim:
Assets acquired	19,494,000	—	—
Liabilities assumed	3,047,000	—	—
In-process technology	33,362,000	—	—
Merger liabilities	4,684,000	—	—
Common stock, options and warrants related to the merger with Maxim	41,387,812	—	—
The accompanying notes are an integral part of these consolidated financial statements.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
1. Organization and Description of Business
     EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company that focuses on the development of pharmaceutical products for the treatment of pain and cancer. The Company has a portfolio of six product candidates in various stages of development: an oncology product candidate submitted for European registration, two oncology compounds, one of which has commenced a Phase II clinical trial and the second of which entered clinical development in late 2006, and three late stage pain product candidates. The Company’s portfolio of pain management and oncology product candidates allows it to be less reliant on the success of any single product candidate.
     EpiCept’s leading oncology product candidate is Ceplene, which is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML specifically for patients who are in their first complete remission (CR 1). EpiCept’s late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. None of EpiCept’s product candidates has been approved by the U.S. Food and Drug Administration (“FDA”) or any comparable agency in another country and EpiCept has yet to generate product revenues from any of its product candidates in development.
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
     The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and may not to generate any such revenues for a number of years, if at all. As a result, the Company has an accumulated deficit of $142.2 million as of December 31, 2006 and may incur operating losses for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has financed its operations primarily through the proceeds from the sales of common and preferred equity securities, debt, proceeds from collaborative relationships, investment income earned on cash balances and short-term investments.
     The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its product candidates, primarily for clinical trials. Based upon the projected spending levels for the Company, the Company does not currently have adequate cash and cash equivalents to complete the trials and therefore will require additional funding. As a result, the Company intends to monitor its liquidity position and the status of its clinical trials and to continue to actively pursue fund-raising possibilities through the sale of its equity securities. If the Company is unsuccessful in its efforts to raise additional funds through the sale of its equity securities or achievement of development milestones, it may be required to significantly reduce or curtail its research and development activities and other operations if its level of cash and cash equivalents falls below pre-determined levels. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations into the third quarter 2007.
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
Years Ended December 31, 2006, 2005 and 2004
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
  Reverse Stock Split
     On September 5, 2005, the Company’s stockholders approved a one-for-four reverse stock split of its common stock, which occurred immediately prior to the completion of the merger with Maxim Pharmaceuticals Inc., (“Maxim”), on January 4, 2006. On January 4, 2006, EpiCept Corporation filed a Certificate of Change with the Delaware Secretary of State which served to effect, a one-for-four reverse split of EpiCept’s common stock. As a result of the reverse stock split, every four shares of EpiCept common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were rounded down to whole shares. The reverse stock split affected all of EpiCept’s common stock, stock options and warrants outstanding immediately prior to the effective date of the merger with Maxim (see Note 9). The Company’s authorized shares of common stock was fixed at 50 million upon closing of the merger with Maxim. All common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.
  Revenue Recognition
     The Company recognizes revenue relating to its collaboration agreements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
     The Company’s application of these standards requires subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. The Company evaluates its collaboration agreements to determine units of accounting for revenue recognition purposes. To date, the Company has determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities and, accordingly, do not treat them as a separate element. The Company recognizes revenue from non-refundable, upfront licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method or ratably over either the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract, or the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis or 2) the expiration of the last EpiCept licensed patent. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period. Proportional performance is measured based on costs incurred compared to total estimated costs to be incurred over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The Company periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time.
     EpiCept recognizes milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF Issue 00-21; (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions is not met, EpiCept will recognize milestones as revenue in accordance with its accounting policy in effect for the respective contract. For current agreements, EpiCept recognizes revenue for milestone payments based upon the portion of the development services that are completed to date and defers the remaining portion and

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
recognizes it over the remainder of the development services on the proportional or ratable method, whichever is applicable. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements.
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
  Stock-Based Compensation
     The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 12 “Stock Options and Warrants.” Effective January 1, 2006, the Company accounts for these plans under Financial Accounting Standards Board (“FASB”) No. 123R “Share-Based Payment” (“FAS 123R”).
  Income Taxes
     The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2006 and 2005, a full valuation allowance has been applied against the Company’s deferred tax assets based on historical operating results (See Note 13).
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

	Year Ended December 31,
	2006	2005	2004
Common stock options	3,123,268	439,501	466,624
Warrants	5,721,616	6,374,999	6,374,999
Series A Convertible Preferred Stock	—	1,148,571	1,148,571
Series B Redeemable Convertible Preferred Stock	—	896,173	896,173
Series C Redeemable Convertible Preferred Stock	—	2,549,876	2,549,876

Total shares excluded from calculation	8,844,884	11,409,120	11,436,243

  Cash Equivalents
     The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
  Marketable Securities
     The Company has determined that all its marketable securities should be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in Stockholders’ Deficit under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Upon closing of the merger with Maxim Pharmaceuticals on January 4, 2006, the Company acquired marketable securities of approximately $11.4 million. During 2006, all of the acquired marketable securities matured. As of December 31, 2006 and 2005 the Company had no marketable securities.
  Restricted Cash
     The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.3 million are secured by restricted cash in the same amount at December 31, 2006.
  Identifiable Intangible Asset
     Intangible asset consists of the assembled workforce acquired in the merger with Maxim. The assembled workforce is being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. Amortization will be $0.1 million per year 2007 through 2011. Assembled workforce amortization is recorded in research and development expense. During 2006, the Company recorded $0.1 million of amortization.
  Prepaid Expenses and Other Current Assets
     As of December 31, 2006 and 2005, prepaid expenses and other current assets are summarized below:

	2006	2005
Prepaid expenses	$743,558	$11,304
Prepaid insurance	321,823	26,305
Prepaid taxes	20,862	26,505
Interest receivable	2,540	—
Receivable from sale of fixed assets and other	77,844	—

Total prepaid expenses and other current assets	$1,166,627	$64,114

  Deferred Financing, Initial Public Offering and Acquisition Costs
     The Company had deferred acquisition costs related to the merger with Maxim (See Note 9). Deferred acquisition costs represent legal and other costs and fees incurred to acquire Maxim. Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. Deferred financing costs are capitalized and amortized on the effective interest method over the life of the applicable financing. Deferred initial public offering costs of $1.7 million were expensed during the second quarter of 2005 following the withdrawal of the Company’s initial public offering in May 2005. As of December 31, 2006 and 2005, deferred financing and acquisition costs are summarized below:

	2006	2005
Financing costs	$1,074,733	$77,023
Acquisition costs	—	2,127,952

Total deferred financing and acquisition costs	$1,074,733	$2,204,975

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
  Impairment of Long-Lived Assets
     The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of property and equipment and identifiable intangible asset.
  Deferred Rent
     As a result of the merger with Maxim and the Company moving its corporate headquarters, the Company has leases for its facilities, which include escalation clauses as well as tenant improvement allowances. In accordance with accounting principles generally accepted in the United States of America, the Company recognizes rental expense, including tenant improvement allowances, on a straight-line basis over the life of the leases, irrespective of the timing of payments to or from the lessor. As of December 31, 2006, the Company had deferred rent of $0.9 million and is being amortized through February 2012.
  Derivatives
     The Company accounts for its derivative instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 133”). FAS 133 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. As a result of certain financings (see Note 6), derivative instruments were created that are measured at fair value and marked to market at each reporting period. Changes in the derivative value are recorded as change in the value of the warrants and derivatives on the consolidated statements of operations.
  Beneficial Conversion Feature of Certain Instruments
     The convertible features of certain financial instruments provide for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature (“BCF”). Pursuant to EITF 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratio,” and EITF 00-27, “Application of EITF Issue 98-5 to Certain Convertible Instruments,” the estimated fair value of the BCF is recorded as interest expense if it is related to debt or a dividend if it is related to preferred stock. If the conversion feature is contingent, then the BCF is measured but not recorded until the contingency is resolved.
  Other Comprehensive Loss
     For 2006, 2005 and 2004, the Company’s only element of comprehensive loss other than net loss was foreign currency translation gain (loss) of $0.6, $0.7 and $(0.4) million, respectively.
  Fair Value of Financial Instruments
     The estimated fair values of the Company’s financial instruments are as follows:

	At December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$14.1	$14.1	$0.4	$0.4
Non-convertible loans	13.5	14.9	9.4	9.9
Convertible bridge loans	—	—	7.3	5.1
Redeemable convertible preferred stock	—	—	26.6	24.6
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
     Cash and Cash Equivalents. The estimated fair value of cash and cash equivalents approximates its carrying value due to the short-term nature of these instruments.
     Non-Convertible Loans. The estimated fair value of non-convertible loans is based on the present value of their cash flows discounted at a rate that approximates current market returns for issues of similar risk.
     Convertible Bridge Loans and Redeemable Convertible Preferred Stock. The fair value of the convertible bridge loans, and the redeemable convertible preferred stock is estimated based on the Company’s estimated fair value of its common stock of $5.39 at December 31, 2005, into which such instruments were converted. Upon the completion of the merger with Maxim on January 4, 2006, these instruments were converted into approximately 10.2 million shares of common stock (See Notes 6 and 7).
  Recent Accounting Pronouncements
     In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FAS 115 to, and among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. The Company has not completed its assessment of FAS 159 and the impact, if any, on the Company’s consolidated financial statements.
     In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB 5. The guidance in EITF 00-19-2 amends FAS Nos. 133 and 150 and FASB Interpretation 45 to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of EITF 00-19-2 did not have an impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. The Company is evaluating the impact of adopting FAS 157 on the Company’s consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of December 31, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected have a significant impact on the Company’s consolidated financial statements.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
3. License Agreements
  Endo Pharmaceuticals Inc. (Endo)
     In December 2003, the Company entered into a license agreement with Endo under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. In 2006, 2005 and 2004, the Company recorded revenue from Endo of approximately $0.5 million, $0.4 million and $0.5 million, respectively. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
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
     Myriad Genetics, Inc. (Myriad)
     In connection with its merger with Maxim on January 4, 2006, EpiCept acquired a license agreement with Myriad Genetics Inc. (“Myriad”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to perform Myriad’s obligations during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales.
     DURECT Corporation
     On December 20, 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received $1.0 million payment which has been deferred and is being recognized as revenue ratably over the last patent life. The Company may receive up to an additional $9.0 million in license fees and milestone payments as well as certain royalty payments based on net sales. In 2006, the Company recorded revenue from DURECT of approximately $2,000.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
  Adolor Corporation (Adolor)
     Under a license agreement signed in July 2003, the Company granted Adolor the exclusive right to commercialize a sterile topical patch containing an analgesic alone or in combination, including LidoPAIN SP, throughout North America. Since July 2003, the Company received non-refundable payments of $3.0 million, which were being deferred and recognized as revenue ratably over the estimated product development period. On October 27, 2006, the Company was informed of the decision by Adolor to discontinue its licensing agreement with the Company for LidoPAIN SP and recognized the remaining deferred revenue of approximately $1.2 million as the Company has no further obligations to Adolor. As a result, the Company now has the full worldwide development and commercialization rights to the product candidate. In 2006, 2005 and 2004, the Company recorded revenue from Adolor of approximately $1.5 million, $0.5 million, and $0.7 million, respectively.
  Cassel
     In October 1999, the Company acquired from Dr. R. Douglas Cassel certain patent applications relating to technology for the treatment of surgical incision pain. In July 2003, the agreement was amended pursuant to which the Company was obligated to pay Dr. Cassel a consultant fee of $4,000 per month until July 2006 and is obligated to pay Dr. Cassel royalties based on the net sales of any of the licensed products for the treatment of pain associated with surgically closed wounds. The $4,000 per month fee will be credited against these royalty payments. The royalty obligations will terminate upon the expiration of the last to expire acquired patent.
  Epitome
     In August 1999, the Company entered into a sublicense agreement with Epitome Pharmaceuticals Limited under which the Company was granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia that were licensed to Epitome by Dalhousie University. This technology has been incorporated into EpiCept NP-1. The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Epitome upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. At the end of each year in which there has been no commercially sold products, the Company is obligated to pay Epitome a maintenance fee that is equal to twice the fee paid in the previous year, or Epitome will have the option to terminate the contract. The sublicense terminates upon the expiration of the last to expire licensed patent. During 2005 and 2004, the Company paid a maintenance fee of $0.2 and $0.1 million, respectively and accrued a fee of $0.4 million in 2006. The Company is currently negotiating a direct license agreement with Dalhousie University under restructured terms.
  Shire BioChem
     In March 2004 and as amended in January 2005, Maxim entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreement all rights and obligations of the parties under the July 2000 agreement were terminated and Shire BioChem agreed to assign and/or license to the Company rights it owned under or shared under the prior research program. The agreement did not require any up-front payments, however, the Company is required to provide Shire Biochem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compound by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales. In 2006, the Company recorded a license fee expense of $0.5 million upon the commencement of a Phase I clinical trial for EPC2407.
4. Property and Equipment
     Property and equipment consist of the following:

	December 31,
	2006	2005
Furniture, office and laboratory equipment	$1,798,493	$499,897
Leasehold improvements	742,680	125,645

	2,541,173	625,542
Less accumulated depreciation	(1,225,318)	(567,315)

	$1,315,855	$58,227

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
     Depreciation expense was approximately $1.1 million, $0.1 million and $0.1 million for each of the years ended December 31, 2006, 2005 and 2004. The net leasehold improvements acquired in the merger with Maxim totaled approximately $0.4 million, of which $0.2 million relates to a lease the Company terminated on July 1, 2006. In accordance with EITF 05-6 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” the Company amortized the leasehold improvements over six months with respect to the terminated leased premise. The remaining net property and equipment acquired in the merger with Maxim totaled approximately $1.6 million (see Note 9). The Company is depreciating the remaining Maxim property and equipment over two years.
     The Company sold excess equipment during 2006 resulting in a loss of $0.2 million. The Company sold one of its web site addresses in 2006 resulting in a gain of $0.1 million.
5. Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	December 31
	2006	2005
Accrued professional fees	$546,214	$811,647
Other accrued liabilities	1,050,019	399,527

	$1,596,233	$1,211,174

     Certain other accrued liabilities were assumed as a result of the merger with Maxim on January 4, 2006 (see Notes 9 and 10).
6. Notes, Loans and Financing
     The Company is a party to several loan agreements in the following amounts:

	December 31,	December 31,
	2006	2005
Ten-year, non-amortizing loan due December 31, 2007(A)	$2,021,955	$1,813,808
Ten-year, non-amortizing convertible loan due December 31, 2007(B)	—	2,418,411
Term loan due June 30, 2007(C)	997,166	1,604,014
Convertible bridge loans due October 30, 2006(D)	—	4,850,000
March 2005 senior notes due October 30, 2006(E)	—	4,000,000
November 2005 senior notes due October 30, 2006(F)	—	2,000,000
July 2006 note payable due July 1, 2012(G)	518,473	—
August 2006 senior secured term loan due August 30, 2009(H)	10,000,000	—

Total notes and loans payable, before debt discount	13,537,594	16,686,233
Less: Debt discount	732,866	433,814

Total notes and loans payable	12,804,728	16,252,419
Less: Notes and loans payable, current portion	12,357,709	11,547,200

Notes and loans payable, long-term	$447,019	$4,705,219

(A)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan bears interest at 6% per annum. tbg also receives additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considers the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company has assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.

At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the note for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to the lender from the annual surplus of EpiCept GmbH. The Company is accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. Accrued interest attributable to these additional amounts totaled $0.6 million and $0.5 million at December 31, 2006 and 2005, respectively. The effective rate of interest of this loan is 9.7%.

(B)	In February 1998, EpiCept GmbH entered into a ten-year non-amortizing convertible term loan in the amount of €2.0 million with tbg. The loan was non-interest bearing; however, the loan agreement provided for potential future annual payments from surplus of EpiCept GmbH up to 6% of the outstanding loan principal balance, not to exceed 9% of all payments made from surplus of EpiCept GmbH and limited to 7% of the total financing from tbg. Upon the closing of the merger with Maxim, on January 4, 2006 this loan was converted into 282,885 shares of the Company’s common stock at $8.08 per share.

(C)	In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH (“IKB”), guaranteed by the Company. The interest rate on the loan is currently 20% per year. Quarterly principal payments are €0.2 million (approximately $0.3 million as of December 31, 2006) except for the payment due December 31, 2006, which was approximately €0.4 million (approximately $0.5 million as of December 31, 2006). The repayment schedule in effect December 31, 2004 was amended in February 2005 in which payments due December 31, 2004 and March 31, 2005 were deferred until March 31, 2007 and June 30, 2007. In January 2007, the Company repaid the remaining outstanding principal balance of approximately $1.0 million plus accrued interest.

The loan agreement provided for contingent interest of 4% per annum of the principal balance, becoming due only upon the Company’s realization of a profit, as defined in the agreement. The Company did not realize a profit through December 31, 2006. The Company valued the contingent interest as a derivative using the fair value method in accordance with SFAS 133. Changes in the fair value of the contingent interest are recorded as an adjustment to interest expense. The fair value of the contingent interest was approximately $0 and $0.9 million as of December 31, 2006 and 2005, respectively.

(D)	In November 2002, the Company entered into convertible bridge loans with several of its stockholders, in an aggregate amount of up to $5.0 million. At December 31, 2005, the Company had borrowings outstanding of $4.8 million. Upon the closing of the merger with Maxim on January 4, 2006, the convertible bridge loans (net of $2.4 million used to exercise accompanying stock purchase warrants) converted into 593,121 shares of the Company’s common stock at a conversion price of $6.00 per share..

(E)	On March 3, 2005, the Company completed a private placement of $4.0 million aggregate principal amount of 8% Senior Notes (the “March 2005 Senior Notes”) with a group of investors including several of its existing stockholders. The March 2005 Senior Notes matured on October 30, 2006. On August 26, 2005, in connection with the merger with Maxim, the Company amended the March 2005 Senior Notes with four of the six investors (cumulatively, the “Non Sanders Investors”). Upon the closing of the merger with Maxim, the Non Sanders Investors converted their March 2005 Senior Notes totaling $3.0 million and accrued interest into approximately 1.1 million shares of common stock at a conversion price of $2.84 and forfeited their stock purchase warrants. The amendment to the Senior Notes resulted in a contingent BCF. Since the mandatory conversion of the March 2005 Senior Notes was contingent upon the closing of the merger with Maxim, which was outside of the Company’s control, the BCF was measured as of the modification date at $2.4 million and was recognized as interest expense upon the closing of the merger on January 4, 2006. The Company also charged $0.3 million of unamortized debt discount and debt issuance costs to interest expense upon conversion of the Non Sanders Investors Senior Notes. The March 2005 Senior Notes included an embedded derivative under FAS 133 “Accounting for Derivatives and Hedging Activities” (“FAS 133”) related to the prepayment option. At the time of the issuance of the Senior Notes, FAS 133 required the Company to value the embedded derivative at fair market value, which approximated $0.1 million.

The terms of the original March 2005 Senior Notes for the other two investors (the “Sanders Senior Notes”) were unchanged as a result of the merger. The Sanders Senior Notes of $1.0 million were repaid in October 2006.

The stock purchase warrants held by the remaining two investors (the “Sanders Investors”) were amended on August 26, 2005 to provide that immediately prior to the effective time of the merger, the stock purchase warrants would be automatically exercised

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

for 22,096 shares of common stock at an exercise price of $3.96.

(F)	In November 2005, the Company completed a private placement of $2.0 million aggregate principal amount of 8% Senior Notes due October 30, 2006 (the “November 2005 Senior Notes”). Upon the closing of the merger with Maxim on January 4, 2006, the November 2005 Senior Notes were converted into 711,691 shares of common stock. Since the conversion of the November Senior Notes was contingent upon the closing of the merger with Maxim, no accounting was required at the issuance date per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio.” (“EITF 98-5”). On January 4, 2006, upon the closing of the merger with Maxim, a BCF of $2.0 million was recorded as interest expense.

(G)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006.

(H)	In August 2006, the Company entered into a term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan is 11.7% per year. In addition, the Company issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by the Company on December 21, 2006 and an amendment entered into on January 26, 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of our common stock at an exercise price of $1.46 per share. The basic terms of the loan require monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest commencing on April 1, 2007. Any outstanding balance of the loan and accrued interest will be repaid on August 30, 2009. In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

As of December 31, 2006, the warrants issued to Hercules meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19. The Company allocated the $10.0 million in proceeds between the term loan and the warrants based on their fair value. The Company recorded approximately $0.9 million of debt discount and through December 31, 2006 has recorded approximately $0.2 million of expense related to the accretion of the debt discount. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. During 2006, the Company recognized approximately $0.2 million of non-cash interest expense related to the accretion of the debt discount. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. At December 31, 2006, fair value of the warrants was $0.5 million. During 2006, the Company recognized the change in the value of warrants and derivatives of approximately $0.4 million, as a gain on the consolidated statement of operations. As a result of the amended warrants issued to Hercules in January 2007, the warrant will meet the requirements as equity classification under EITF 00-19 and will be reclassified on the consolidated balance sheet in 2007.

The Company’s term loan with Hercules, which matures on August 30, 2009, contains a subjective acceleration clause and accordingly has been classified as a current liability as of December 31, 2006 in accordance with FASB Technical Bulletin 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.
     Certain of the debt holders are or were stockholders of the Company. Interest expense was $8,000, $0.6 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to the their holdings.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
     At December 31, 2006, contractual principal payments due on loans and notes payable are as follows:

As of December 31,
Year Ending	2006
2007	$5,783,272
2008	4,065,362
2009	3,412,042
2010	101,075
2011	113,470
2012	62,373

Total	$13,537,594

  7. Preferred Stock and Warrants
     Upon closing of the merger with Maxim on January 4, 2006, the Company filed an Amended and Restated Certificate of Incorporation authorizing 5 million undesignated preferred shares.
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

     The outstanding amount of Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock includes accreted dividends through January 4, 2006. Upon the closing of the merger with Maxim on January 4, 2006, the Company recorded a BCF relating to the anti-dilution rights of each of the series of Preferred Stock of approximately $2.1 million, $1.7 million, and $4.8 million, respectively, related to the conversion of the Preferred Stock. In accordance with EITF 98-5, and EITF 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for 2006.
  Warrants:

	Carrying	Common
	Value	Shares Issued
Series B Preferred Warrants	$300,484	58,229
Series C Preferred Warrants	649,473	131,018
2002 Bridge Warrants	3,634,017	3,861,462
March 2005 Senior Note Warrants	42,248	22,096

Total	$4,626,222	4,072,805

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
     Upon the closing of the merger with Maxim on January 4, 2006, the Company recorded a BCF relating to the anti-dilution rights of each of the Series B convertible preferred stock warrants and the Series C redeemable convertible preferred stock warrants (collectively “Preferred Warrants”) of approximately $0.1 million and $0.3 million, respectively related to the conversion of the Preferred Warrants into common shares. In accordance with EITF 98-5 and EITF 00-27, the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Warrants would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for 2006.
8. Common Stock and Common Stock Warrants
     On December 21, 2006, the Company raised $10.0 million gross proceeds through a private placement of common stock and common stock purchase warrants. Approximately 6.9 million shares of the Company’s common stock were sold at a price of $1.46 per share. Five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 3.9 million, including placement agent warrants of 0.4 million, of the Company’s common stock at a price of $1.47 per share. The Company allocated the $10.0 million in gross proceeds between the common stock and the warrants based on their fair values. $2.6 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
     Simultaneously, on December 21, 2006, the Company also entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, pursuant to which, Cornell Capital Partners has committed to provide up to $15.0 million of capital during the next three years through the purchase of newly-issued shares of the Company’s common stock. Under the terms of the agreement, the Company will determine, at its sole discretion, the exact timing and amount of any SEDA financings, subject to certain conditions. The SEDA provides that the Company may, at its sole option, require Cornell Capital Partners to purchase shares of its common stock in increments of a minimum of $200,000 per week over a period of 36 months once a resale registration statement covering the subject shares of common stock is effective.
     On February 9, 2006, the Company raised $11.6 million gross proceeds through a private placement of common stock and common stock purchase warrants. Approximately 4.1 million shares of the Company’s common stock were sold at a price of $2.85 per share. In addition, five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 1 million shares of the Company’s common stock at a price of $4.00 per share. The Company allocated the $11.6 million in gross proceeds between the common stock and the warrants based on their fair values. $1.4 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
     Upon the closing of the merger with Maxim on January 4, 2006, the Company issued warrants to purchase approximately 0.3 million shares at an exercise price range of $13.48 – $37.75 per share of EpiCept common stock in exchange for Maxim’s warrants.
     During 2006, 101,250 shares of common stock were issued for the exercise of stock options resulting in proceeds of $0.2 million.
     During 2005, 12,125 shares of common stock were issued for the exercise of stock options resulting in proceeds of approximately $18,000.
     During 2004, 48,781 shares of common stock were issued for the exercise of stock options resulting in proceeds of approximately $0.1 million.
9. Merger
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
Years Ended December 31, 2006, 2005 and 2004
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
     The transaction purchase price totaled approximately $45.1 million, including merger costs of $3.7 million, and has been allocated based on a valuation of Maxim’s tangible and intangible assets and liabilities (table in thousands), as follows:

Cash, cash equivalents and marketable securities	$15,135
Prepaid expenses	1,323
Property and equipment	2,034
Other assets	456
In-process technology	33,362
Identifiable Intangible asset (assembled workforce)	546
Total current liabilities	(7,731)

Total	$45,125

     The assets acquired included development of innovative cancer therapeutics which includes Ceplene (histamine dihydrochloride). The purchase price was allocated to the assets acquired based on their fair values as of the date of the acquisition. Of the $45.1 million purchase price, $33.7 million was originally assigned to in-process research and development and immediately expensed to research and development. During 2006, the Company reduced in-process research and development expense by $0.3 million to $33.4 million based on a revised estimate of purchase price allocation. Of the remaining amount of the total purchase price, approximately $0.5 million was allocated to an identifiable intangible asset and is being amortized over the estimated life of six years. Maxim’s results of operations were included in EpiCept’s consolidated statement of operations beginning on January 5, 2006. The Company committed to and approved an exit plan for consolidation of certain Maxim facilities, and assumed the liability for ongoing Maxim litigation and severance associated with personnel reductions. In connection with the exit plan (see Note 10), the Company originally recognized merger restructuring and litigation accrued liabilities of $4.6 million which were included in the allocated purchase price of Maxim and subsequently increased to $4.7 million as of December 31, 2006.
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
     The following unaudited pro forma information for 2005 present a summary of the Company’s consolidated results of operations as if the merger with Maxim had taken place January 1, 2005 (in thousands except per share information):

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

2005
Total revenue	$2,151
Net loss	(31,459)
Pro forma basic and diluted earnings per share	$(1.60)
10. Merger Restructuring and Litigation Accrued Liabilities
     Merger restructuring and litigation accrued liabilities consist of the following:

	Balance at		Value of			Balance at
	January 4,	Cash	Non Cash	Change in	Reclassified as	December 31,
	2006	Payments	Payments	Estimates	Note Payable	2006
Severance	$1,159,919	$(709,919)	$—	$—	$—	$450,000
Lease	1,099,636	(200,302)	—	(342,963)	(556,371)	—
Litigation	2,350,000	(975,000)	(1,741,700)	416,700	—	50,000

Total merger restructuring and litigation accrued liabilities	$4,609,555	$(1,885,221)	$(1,741,700)	$73,737	$(556,371)	500,000

Amounts due within one year						$500,000

     In connection with the merger with Maxim on January 4, 2006, the Company originally recorded estimated merger-related liabilities for severance, lease termination, and legal settlements of $1.2 million, $1.1 million and $2.3 million, respectively. During the second quarter of 2006, the gross amounts of merger-related liabilities for lease termination and legal settlements were revised to $0.8 million and $2.8 million, respectively. In July 2006, the Company issued a six year non-interest bearing note in the amount of $0.8 million for the lease termination. Total future payments including broker fees amount to $1.0 million. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees was $0.2 million at issuance. The fair value of the note is being classified as a note payable on the consolidated balance sheet. In addition, the Company increased its legal accrual by approximately $0.4 million during the second quarter of 2006 to $2.8 million, of which approximately $1.0 million was paid in cash as of December 31, 2006, for the settlement of certain Maxim outstanding lawsuits.
11. Commitments and Contingencies
  Leases
     The Company leases facilities and certain equipment under agreements through 2012 accounted for as operating leases. The leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Rent expense approximated $1.7 million, $0.3 million and $0.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     Future minimum rental payments under non-cancelable operating leases as of December 31, 2006 are as follows:

As of December 31,
Year Ending	2006
2007	$1,355,000
2008	1,260,000
2009	704,000
2010	591,000
2011	303,000
2012	32,000

$4,245,000

  Consulting Contracts and Employment Agreements
     The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party to the agreement upon the other party attaining certain milestones as defined in the agreements. As of

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
December 31, 2006, the Company may be required to make future milestone payments, totaling approximately $8.8 million, under these agreements, of which approximately $5.9 million is payable during 2007 and approximately $2.9 million is payable from 2008 through 2012. In 2004, the Company entered into a clinical research agreement for approximately $1.2 million with a contract research organization to conduct a clinical trial of LidoPAIN SP in Europe. The terms of the agreement required payment upon reaching certain milestones, including patient recruitment. If the contract was cancelled for any reason, the Company was subject to a 15% penalty for any offered but unperformed services. The Company has paid the contract research organization approximately $0.5 million for each of the years ended December 31, 2006 and 2005. The Company is also obligated to make future royalty payments to four of its collaborators under existing license agreements, including ones based on net sales of EpiCept NP-1 and the other based on net sales of LidoPAIN SP and EPC2407, to the extent revenues on such products are realized. Under its agreement with Epitome Pharmaceuticals, the Company is obligated to pay a maintenance fee annually that is equal to twice the fee paid in the previous year so long as no commercial product sales have occurred and the Company desires to maintain its rights under the license agreement. A maintenance fee payment of $0.2 million and $0.1 million was paid in 2005 and 2004, respectively. In 2006, the Company accrued a maintenance fee of $0.4 million.
     The Company’s Board of Directors ratified the employment agreements between the Company and its chief executive officer and chief financial officer dated as of October 28, 2004. The employment agreements cover the term through December 31, 2007, and provide for base salary, discretionary compensation, stock option awards, and reimbursement of reasonable expenses in connection with services performed under the employment agreements. The agreements also compensate such officers in the event of their death or disability, termination without cause, or termination within one year of an initial public offering or a change of control, as defined in the respective employment agreements.
  Litigation
     On October 7, 2004 plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In October 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger of EpiCept and Maxim. The amended complaint was rejected by the court, pending the lifting of the stay. On March 7, 2006, the Company entered into a settlement agreement with the plaintiff where EpiCept will pay $50,000 in EpiCept common stock to cover the plaintiff’s legal expenses. The settlement is subject to customary conditions such as the execution of settlement documents, the final court approval of the settlement and dismissal of the Putnam claims with prejudice. The Company accrued a $50,000 liability in the purchase price allocation (see Notes 9 and 10).
12. Stock Options and Warrants
     In December 2004, the FASB issued FAS 123R. FAS 123R is a revision of FAS 123 and supersedes Accounting Principles Board (“APB”) APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123 focused primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted FAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS 123R. Accordingly, prior period amounts have not been restated. As of the adoption of FAS 123R, there was no effect on the consolidated financial statements because there was no compensation expense to be recognized. The Company had no unvested granted awards on January 1, 2006. The Company is now required to record compensation expense at fair value for all awards granted after the date of adoption and for the unvested portion of previously granted awards at their respective vesting dates which related to the options assumed upon the completion of the merger with Maxim.
2005 Equity Incentive Plan
     The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective at the time of the merger with Maxim on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 4,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan, of which no options were issued and outstanding at December 31, 2005. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. In January 2007, the Company’s board of directors granted options to purchase approximately 0.7 million shares of the Company’s common stock and 0.1 million of restricted stock at a fair market value exercise price of $1.46 per share.
     Upon the completion of the merger with Maxim on January 4, 2006, Maxim option holders with a Maxim exercise price of $20.00 per share or less received a total of 0.4 million options to purchase shares of EpiCept common stock in exchange for the options to purchase Maxim common stock they held at the Maxim exercise price divided by the exchange ratio of 0.203969. During 2006, the Company issued approximately 2.5 million stock options with varying vesting provisions to its employees and board of directors. Based on the Black-Scholes option pricing model (volatility – 69% - 83%, risk free rate – 4.28% — 5.10%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), the Company estimated $8.0 million of share-based compensation will be recognized as compensation expense over the vesting periods. During 2006, EpiCept recognized total employee share-based compensation of approximately $4.0 million related to the options granted during 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options. The weighted average volatility for 2006 was 81%. During 2006, the Company did not grant stock options that contained either a market or a performance condition.
     Had compensation cost for the Company’s stock based compensation plan been determined using the fair value of the options at grant dates prior to January 1, 2006, the Company’s pro forma net loss for the comparable years ended December 31, 2005 and 2004 would have been as follows:

	2005	2004
Net loss	$(7,214,701)	$(7,608,407)
Add back: Total stock-based employee compensation expense under the APB 25 intrinsic value method	22,222	370,528
Deduct: Total stock-based employee compensation expense determined under fair value based method	(26,244)	(378,569)

Net loss — pro forma	(7,218,723)	(7,616,448)
Deemed dividend and redeemable convertible preferred stock dividends	(1,254,362)	(1,404,362)

Pro forma loss attributable to common stockholders	$(8,473,085)	$(9,020,810)

Basic and diluted loss per common share
As reported	$(4.95)	$(5.35)
Pro forma	$(4.95)	$(5.36)
     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. Below summarizes the assumptions utilized in the Black-Scholes option pricing method.
Expected Volatility. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than its actual volatility. For the first two quarters of 2006, the Company used the historical volatility rates of comparable companies. For the last two quarters of 2006, the Company’s actual stock volatility rate was higher than the volatility rates of comparable public companies. Therefore, the Company used its historical volatility rate of 82% and 85% for the third and fourth quarters of 2006, respectively as management believes that this rate is a reasonable estimate of future volatility.
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
Pre-vesting forfeitures. Estimates of pre-vesting option forfeitures are based on the Company’s experience. Currently, the Company

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
uses a forfeiture rate of 10%. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     The following table presents the 2006 total employee, board of directors and third party stock-based compensation expense resulting from stock options included in the consolidated statement of operations:

2006
General and administrative	$3,721,258
Research and development	359,495

Stock-based compensation costs before income taxes	4,080,753
Benefit for income taxes (1)	—

Net compensation expense	$4,080,753

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the years ended December 31, 2006, 2005 and 2004 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Options outstanding at December 31, 2003	515,407	$1.44
Options exercised	(48,781)	$1.40

Options outstanding at December 31, 2004	466,626	$1.48
Options canceled/expired	(15,000)	$1.73
Options exercised	(12,125)	$1.45

Options outstanding at December 31, 2005	439,501	$1.45
Granted	2,533,597	$5.40
Issued in connection with acquisition of Maxim	374,308	$24.25
Exercised	(101,250)	$1.82
Forfeited	(83,926)	$5.59
Expired	(38,962)	$17.78

Options outstanding at December 31, 2006	3,123,268	$7.10	8.24	$69,086

Vested or expected to vest at December 31, 2006	2,994,130	$7.17	7.65	$62,178

Options exercisable at December 31, 2004	459,793	$1.44

Options exercisable at December 31, 2005	439,501	$1.45

Options exercisable at December 31, 2006	1,831,891	$8.31	7.65	$69,086

     The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Options	Weighted-	Weighted-	Shares	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Price	2006	Contractual Life	Price	2006	Price
$1.20 – 2.00	318,500	4.5 years	$1.24	313,884	$1.23
2.12 – 3.40	340,670	9.2 years	$2.52	106,649	$2.60
5.84 – 8.68	2,179,058	9.0 years	$5.90	1,137,121	$5.96
10.30 – 77.22	285,040	5.6 years	$28.20	274,237	$28.41

	3,123,268		$7.10	1,831,891	$8.31

     The Company received $0.2 million from the exercise of 101,250 stock options during 2006. The total intrinsic value of options exercised during 2006 was $0.2 million. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2006 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted during 2006 was $3.70. The Company received approximately $18,000 from the exercise of 12,125 stock options during 2005. The Company received approximately $0.1 million from the exercise of 48,781 stock options during 2004.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
     As of December 31, 2006, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $4.0 million, which will be amortized over the weighted-average remaining requisite service period of 2.30 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for 2006 is as follows:

2006
Volatility	69% - 85%
Risk free rate	4.28% - 5.10%
Dividends	—
Weighted average life	5 Yrs
     Non-Employee Stock Options
     Options issued to non-employees are valued using the fair value method (Black-Scholes option-pricing model) under FAS 123R and EITF Issue 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The value of such options is measured and an expense is recognized during the vesting terms. Compensation expense will be adjusted at each reporting date based on the then fair value of the grant until fully vested. Summarized information for stock option grants to former directors for 2006 is as follows:

2006
Granted	40,000
Volatility	69% - 85%
Risk free rate	4.45% - 5.21%
Dividends	—
Weighted average life	5 Yrs
Compensation expense	$0.1 million
     During 2002 and 2001, the Company granted options to purchase the Company’s common stock to third party consultants in connection with service agreements. Compensation expense relating to third party stock-based compensation was approximately $6,200 and $0.1 million for the years ended December 31, 2005 and 2004, respectively. The Company valued these options utilizing the Black-Scholes option pricing model and remeasures them over the vesting period.
1995 Stock Options
The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provides for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the Plan. All stock options granted in 2006 were from the 2005 Plan. Under the terms of the 1995 Stock Option Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of December 31, 2006.
2005 Employee Stock Purchase Plan
     The 2005 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The Employee Stock Purchase Plan became effective upon the completion of the merger with Maxim on January 4, 2006 and a total of 500,000 shares of common stock have been reserved for sale. No shares have been issued under the Stock Purchase Plan.
Warrants
     In connection with the issuance of the convertible bridge loans discussed in Note 6, the Company issued warrants in 2002 and 2003 entitling the lenders, subject to adjustments as defined, to purchase a number of shares equal to 50% of the greatest principal amount outstanding under the loan divided by the applicable exercise price as described in the warrant. The warrants were exercisable into the next round of preferred stock or common stock financing, at any time through November 2012 and possessed certain anti-dilutive rights, as defined in the warrant. The fair value ascribed to the warrants was $1.9 million in 2003 and $1.7 million in 2002 and was determined utilizing the Black-Scholes option pricing model. The following assumptions were used: dividend yield of zero

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
(0%) percent; risk free interest rate of 4.53%; volatility of 101%; and expected life of 4 years. The value of these warrants of $3.6 million was recorded as temporary equity as the warrants were potentially exercisable into redeemable preferred stock.
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

     In connection with the merger with Maxim, the above warrants were exercised (See Note 8).
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
     In March 2005, the Company issued $4.0 million of March 2005 Senior Notes (see Note 6). Each of the purchasers also purchased stock purchase warrants exercisable into an amount of shares of preferred stock or common stock equal to 35% of the principal amount of such purchaser’s March 2005 Senior Notes divided by the amount per share the March 2005 Senior Notes are converted into preferred stock or the price per share at which the Senior Notes are converted into the Company’s common stock. The exercise price for the warrants was initially set at the amount per share the Senior Notes are converted into preferred stock or 75% of the initial public offering price. The warrants were exercisable by the purchaser at any time before the earlier to occur of (a) March 3, 2008 or (b) a merger, consolidation, share exchange sale of the company, certain change of control events, and events of liquidation. If an initial public offering had not been consummated by March 3, 2006, the expiration date of the warrants would have been extended until March 3, 2009. The warrants meet the requirements of and were accounted for as a liability in accordance with EITF 00-19 as the number and price of the warrant shares were unknown at the time of financing. The Company calculated the value of the warrants at the date of the issuance of the March 2005 Senior Notes at approximately $0.9 million. The fair value of the warrants at issuance of $0.9 million was determined utilizing the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 3.76% volatility of 90% and an expected life of three years. The value of the warrant shares was marked to market each reporting period resulting in a derivative gain of $0.9 million for the year ended December 31, 2005. The warrants were valued at $35,000 at December 31, 2005. Upon the closing of the merger with Maxim, the Non Sanders Investors converted their Senior Notes totaling $3.0 million and accrued interest into approximately 1.1 million shares of common stock at a conversion price of $2.84 and forfeited their stock purchase warrants. The stock purchase warrants held by the remaining two investors (the “Sanders Investors”) were amended on August 26, 2005 to provide that immediately prior to the effective time of the merger, the stock purchase warrants would be automatically exercised for 22,096 shares of common stock at an exercise price of $3.96.
     The following table summarizes information about warrants outstanding at December 31, 2006:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2009	258,497	$37.46
February 2006 stock issuance (See Note 8)	2011	1,020,208	4.00
Senior Secured Term Loan (See Note 6)	2011	588,111	2.65
December 2006 stock issuance (See Note 8)	2011	3,854,800	1.47

Total		5,721,616	$3.62

13. Income Taxes
     The Company has deferred tax assets of $180.9 and $21.9 million as of December 31, 2006 and 2005, respectively, for items including: net operating loss carryforwards (“NOLs”), stock-based compensation, deferred revenue, patent costs and accrued liabilities. As of December 31, 2006 and 2005, the Company has federal NOLs of $436.8 and $37.9 million, state NOLs of $279.3 and $21.6 million, and foreign NOLs of $9.4 million and $9.6 million, respectively, available to reduce future taxable income. The Company’s federal and state NOLs expire in

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
various intervals through 2026. In the event of certain ownership changes, the Company’s ability to utilize the tax benefits from NOLs could be substantially limited. In accordance with FAS 109, “Accounting for Income Taxes,” the Company has provided a valuation allowance for the full amount of its net deferred tax assets because it is not more likely than not that the Company will realize future benefits associated with deductible temporary differences and NOLs at December 31, 2006, 2005 and 2004.
     The valuation allowance at December 31, 2006, 2005 and 2004 was approximately $180.9, $21.9 and $19.5 million, respectively. For the years ended December 31, 2006, 2005, 2004, the valuation allowance increased by $159.0, $2.3 and $2.6 million, respectively.
     A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2006, 2005 and 2004 is as follows:

	For the Year Ended
	December 31,
	2006	2005	2004
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	0.0	(3.8)	(3.4)
Acquired in-process research and development	17.3	0.0	0.0
Nondeductible expenses	0.0	0.0	1.8
Change in valuation allowance	16.7	34.0	32.2

Effective tax rate	(0)%	(3.8)%	(3.4)%

     The principal differences between the U.S. statutory tax benefit rate of 34% and the Company’s effective tax rates of (0)%, (3.8)% and (3.4)% for the years ended December 31, 2006, 2005 and 2004, respectively, are primarily due to the state income tax benefit from the sale of state NOLs and the Company not recognizing the benefit of its NOLs incurred during the year.
     The 2005 and 2004 state income tax benefit resulted from the sale of state NOLs of $0.2 million and $0.3 million, respectively. The sales of cumulative NOLs are a result of a New Jersey state law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or “sell” their unused New Jersey NOLs and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. The Company received approval from the State of New Jersey to sell NOLs in November of each year and entered into a contract with a third party to sell the NOLs at a discount for approximately $0.2 and $0.3 million in December of each year. Accordingly, the valuation allowance was reduced by the gross amount of $0.3 million each as of December 31, 2005 and 2004. As a result of the Company moving its corporate headquarters to New York in December 2006, the Company is not eligible to sell its remaining New Jersey NOLs.
     The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Patent costs	$2,233,000	$465,000
Stock-based compensation	3,026,000	1,506,000
Accrued liabilities	712,000	235,000
Amortization of discount	(343,000)	173,000
Deferred revenue	2,621,000	2,702,000
Other assets	23,000	32,000
Fixed assets	374,000	12,000
Deferred rent	158,000	—
Other accruals	(70,000)	—
Warrant	(479,000)	—
Credits	10,138,000	—
Net operating loss carryforwards	162,500,000	16,736,000

Total deferred tax assets	180,893,000	21,861,000
Valuation allowance	(180,893,000)	(21,861,000)

Net deferred tax asset	$—	$—

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
     The Company has approximately $725.5 million of net operating loss carryforwards (Federal, State and Foreign) and tax credits of $10.1 million. As a result in a change in ownership these losses and credits will be limited due to Section 382 of the Internal Revenue Code.

NOLs will start expiring		Credits will start expiring
Year	Amount	Year	Amount
2007	$714,000	2010	$13,000
2008	3,577,000	2011	160,000
2009	1,704,000	2017	504,000
2010	3,467,000	2018	1,102,000
thereafter	716,023,000	thereafter	8,359,000

Total	$725,485,000		$10,138,000

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
14. Segment and Geographic Information
     The Company operates as one business segment. The Company maintains development operations in the United States and Germany.
     Geographic information for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006 (1)	2005	2004
Revenue
United States	$1,282,938	$564,508	$739,485
Germany	812,491	263,994	375,604

	$2,095,429	$828,502	$1,115,089

Net loss (profit)
United States (2)	$65,658,057	$5,926,537	$6,037,616
Germany	(204,899)	1,288,164	1,570,791

	$65,453,158	$7,214,701	$7,608,407

Total Assets
United States(3)	$17,255,870	$2,547,497	$2,537,193
Germany	1,170,469	199,273	89,599

	$18,426,339	$2,746,770	$2,626,792

Long Lived Assets, net
United States	$1,309,109	$49,724	$93,852
Germany	6,746	8,503	15,181

	$1,315,855	$58,227	$109,033

(1)	On January 4, 2006, we completed our merger with Maxim Pharmaceuticals, Inc.

(2)	Includes the in-process research and development acquired upon the completion of our merger with Maxim Pharmaceuticals, Inc. on January 4, 2006 and the beneficial conversion features related to the conversion of certain of our notes outstanding and preferred stock into our common stock and from certain anti-dilution adjustments to our preferred stock as a result of the exercise of the bridge warrants.

(3)	Upon completion of our merger with Maxim Pharmaceuticals, Inc. on January 4, 2006, we acquired cash and cash equivalents of approximately $15.1 million.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
15. Quarterly Results (Unaudited)
     Summarized quarterly results of operations for the years ended December 31, 2006 and 2005 are as follows (in thousands except per share and share amounts):

	Year Ended December 31, 2006(3)
	First		Second	Third	Fourth
Revenue	$295		$218	$220	$1,362 (5)
Operating expenses	43,088	(4)	7,543	6,775	5,873
Net loss	(47,627)		(7,321)	(5,504)	(5,001)
Redeemable convertible preferred stock dividends	(8,963	)(4)	—	—	—
Loss attributable to common stockholders	(56,590)		(7,321)	(5,504)	(5,001)
Basic and diluted loss per common share(1)	(2.59)		(0.30)	(0.22)	(0.19)
Weighted average shares outstanding	21,821,893		24,525,026	24,525,026	26,010,854

	Year Ended December 31, 2005
	First	Second	Third	Fourth
Revenue	$285	$264	$585	$(306	)(2)
Operating expenses	1,486	3,210	1,280	1,653
Net loss	(1,586)	(3,111)	(449)	(2,069)
Redeemable convertible preferred stock dividends	(314)	(313)	(314)	(313)
Loss attributable to common stockholders	(1,900)	(3,424)	(763)	(2,382)
Basic and diluted loss per common share(1)	(1.11)	(2.00)	(0.45)	(1.39)
Weighted average shares outstanding	1,706,218	1,711,570	1,711,746	1,711,746

(1)	The addition of loss per common share by quarter may not equal the total loss per common share for the year or year to date due to rounding.

(2)	Refer to Note 2 in the notes to consolidated financials statements.

(3)	On January 4, 2006, we completed our merger with Maxim Pharmaceuticals, Inc.

(4)	Includes the in-process research and development acquired upon the completion of our merger with Maxim Pharmaceuticals, Inc. on January 4, 2006 and the beneficial conversion features related to the conversion of certain of our notes outstanding and preferred stock into our common stock and from certain anti-dilution adjustments to our preferred stock as a result of the exercise of the bridge warrants.

(5)	Refer to Note 3 in the notes to consolidated financials statements.

Exhibit Index

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of September 6, 2006, among EpiCept Corporation, Magazine Acquisition Corp. and Maxim Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Maxim Pharmaceuticals Inc.’s Current Report on Form 8-K dated September 6, 2005).

3.1	Amended and Restated Certificate of Incorporation of EpiCept Corporation (incorporated by reference to Exhibit 3.2 to EpiCept Corporation’s Current Report on Form 8-K dated January 9, 2006).

3.2	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.3 to EpiCept Corporation’s Current Report on Form 8-K dated January 9, 2006).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the EpiCept’s Corporation’s Registration Statement on Form S-1 (File No. 333-121938) (the “EpiCept Form S-1”)).

4.2	Form of Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the EpiCept Form S-1).

10.1	Form of Indemnification Agreement between EpiCept Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the EpiCept Form S-1).

†10.2	1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the EpiCept Form S-1).

†10.3	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of EpiCept Corporation’s Registration Statement on Form S-4 (File No. 333-129357) (the “Form S-4”)).

†10.4	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Form S-4).

†10.5	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and John V. Talley (incorporated by reference to Exhibit 10.5 to the EpiCept Form S-1).

†10.6	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and Robert Cook (incorporated by reference to Exhibit 10.6 to the EpiCept Form S-1).

10.7	License Agreement, dated as of July 23, 2003, between Adolor Corporation and EpiCept Corporation (incorporated by reference to Exhibit 10.7 to the EpiCept Form S-1).

10.8	Amendment No. 1 to License Agreement, dated as of October 21, 2004, between Adolor Corporation and EpiCept Corporation (incorporated by reference to Exhibit 10.8 to the EpiCept Form S-1).

10.9	License Agreement, dated as of December 18, 2003, between Endo Pharmaceuticals Inc. and EpiCept Corporation (incorporated by reference to Exhibit 10.9 to the EpiCept Form S-1).

10.10	Royalty Agreement, dated as of July 16, 2003, between EpiCept Corporation and R. Douglas Cassel, M.D. (incorporated by reference to Exhibit 10.10 to the EpiCept Form S-1).

10.11	Sublicense Agreement, dated as of August 27, 1999, between Epitome Pharmaceuticals Limited and American Pharmed Labs, Inc. (incorporated by reference to Exhibit 10.11 to the EpiCept Form S-1).

10.12	Lease Agreement between Connecticut General Life Insurance Company, as Landlord, and American Pharmed Labs, Inc., as Tenant, dated July 31, 1997 (incorporated by reference to Exhibit 10.12 to the EpiCept Form S-1).

10.13	Cooperation Agreement between APL American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.13 to the EpiCept Form S-1).

10.14	Investment Agreement between Pharmed Labs GmbH and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.14 to the EpiCept Form S-1).

10.15	Investment Agreement among Pharmed Labs GmbH, American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated February 17, 1998 (incorporated by reference to Exhibit 10.15 to the EpiCept Form S-1).

10.16	Letter Agreement, dated March 31, 1998, between Pharmed Labs GmbH and IKB Nachrangkapital GmbH (incorporated by reference to Exhibit 10.16 to the EpiCept Form S-1).

10.17	Limited Guaranty, dated April 27, 1998, by American Pharmed Labs, Inc. for the benefit of IKB Nachrangkaptial GmbH (incorporated by reference to Exhibit 10.17 to the EpiCept Form S-1).

†10.18	Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”), dated as of March 3, 2005, by and among EpiCept Corporation and the Purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.18 to the EpiCept Form S-1).

†10.19	8% Senior Note due 2006 issued to Sanders Opportunity Fund L.P. pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 10.19 to the EpiCept Form S-1).

†10.20	8% Senior Note due 2006 issued to Sanders Opportunity Fund (Institutional) L.P. pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 10.20 to the EpiCept Form S-1).

10.26	First Exchange Option Agreement, dated as of December 31, 1997, by and between American Pharmed Labs, Inc. and tbg Technologie-Beteiligungs-Gesellschaft mbg der Deutschen Ausgleichsbank (incorporated by reference to Exhibit 10.22 to the EpiCept Form S-1).

10.27	Second Exchange Option Agreement, dated as of February 17, 1998, by and between American Pharmed Labs, Inc. and tbg Technologie-Beteiligungs-Gesellschaft mbh der Deutschen Ausgleichsbank (incorporated by reference to Exhibit 10.23 to the EpiCept Form S-1).

10.28	Amendment to Second Exchange Option Agreement, dated as of August 26, 2005, by and between EpiCept Corporation and tbg Technologie-Beteiligungs-Gesellschaft mbh der Deutschen Ausgleichsbank (incorporated by reference to Exhibit 10.28 to the EpiCept Form S-4).

10.29	Registration Rights Agreement, dated as of September 6, 2005, among EpiCept Corporation and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to EpiCept Corporation’s Current Report on Form 8-K dated January 9, 2006).

10.30	Registration Rights Agreement, dated as of February 7, 2006, among EpiCept Corporation and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K dated February 8, 2006).

10.31	License Agreement, between the Registrant and Durect Corporation (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Registration Statement on Form S-1 (File No. 333-139027).

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to the Notes to Consolidated Financial Statements included in Part II of this Report).

14.1*	Code of Ethics

21.1*	List of Subsidiaries of EpiCept Corporation.

23.1	Consents of experts and counsel.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

(c)	Financial Statements Schedules.
                         None.