Form 10-Q
period 2007-03-31
EPICEPT CORP
filed 2007-05-15
CIK 1208261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Registrant’s telephone number, including area code: (914) 606-3500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2007 the Registrant had outstanding 32,404,185 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
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
Item 6. Exhibits
SIGNATURE PAGE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,567	$14,097
Prepaid expenses and other current assets	1,155	1,167

Total current assets	7,722	15,264
Restricted cash	336	335
Property and equipment, net	1,130	1,316
Deferred financing costs	935	1,075
Identifiable intangible asset, net	390	410
Other assets	31	26

Total assets	$10,544	$18,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,720	$2,877
Accrued research contract costs	862	761
Accrued interest	679	691
Other accrued liabilities	1,804	1,596
Merger restructuring and litigation accrued liabilities	388	500
Warrants	—	516
Notes and loans payable, current portion	11,502	12,358
Deferred revenue, current portion	699	446

Total current liabilities	18,654	19,745

Notes and loans payable	428	447
Deferred revenue	6,287	6,675
Deferred rent and other noncurrent liabilities	926	932

Total long term liabilities	7,641	8,054

Total liabilities	26,295	27,799

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; authorized 50,000,000 shares; issued 32,413,752 and 32,404,895 at March 31, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	130,688	130,105
Warrants	4,805	4,028
Accumulated deficit	(149,830)	(142,156)
Accumulated other comprehensive loss	(1,342)	(1,278)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(15,751)	(9,373)

Total liabilities and stockholders’ deficit	$10,544	$18,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$159	$295

Operating expenses:
General and administrative	3,294	5,691
Research and development	3,732	3,681
Acquired in-process research and development	—	33,715

Total operating expenses	7,026	43,087

Loss from operations	(6,867)	(42,792)

Other income (expense):
Interest income	46	100
Foreign exchange gain	45	10
Interest expense	(616)	(4,937)
Change in value of warrants and derivatives	(278)	(7)

Other income (expense), net	(803)	(4,834)

Net loss before income taxes	(7,670)	(47,626)
Income taxes	(4)	—

Net loss	(7,674)	(47,626)
Deemed dividends and redeemable convertible preferred stock dividends	—	(8,964)

Loss attributable to common stockholders	$(7,674)	$(56,590)

Basic and diluted loss per common share	$(0.24)	$(2.59)

Weighted average common shares outstanding	32,395,366	21,821,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Epicept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2007
(In thousands, except shares amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss
Balance at December 31, 2006	32,404,895	$3	$130,105	$4,028	$(142,156)	$(1,278)	$(75)	$(9,373)

Reclassification of warrants from liability to equity				794				794
Additional financing costs related to December 2006 issuance of common stock and warrants			(46)	(17)				(63)

Issuance of restricted common stock	8,857		13					13
Stock-based compensation expense			614					614

Stock-based compensation expense issued to third party			2					2

Foreign currency translation adjustment						(64)		(64)	(64)
Net loss					(7,674)			(7,674)	(7,674)

Balance at March 31, 2007	32,413,752	$3	$130,688	$4,805	$(149,830)	$(1,342)	$(75)	$(15,751)	$(7,738)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,674)	$(47,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195	344
Loss on disposal of property and equipment, net	—	54
Foreign exchange (gain) loss	(45)	10
Acquired in-process research and development	—	33,715
Stock-based compensation expense	629	2,394
Amortization of deferred financing costs and discount on loans	260	426
Beneficial conversion feature expense	—	4,362
Change in value of warrants and derivatives	278	7
Changes in operating assets and liabilities, net of merger assets and liabilities:
Decrease in prepaid expenses and other current assets	1	324
Decrease (increase) in other assets	5	(347)
Increase in accounts payable	529	164
Increase in accrued research contract costs	101	159
(Decrease) increase in accrued interest — current	(12)	1
(Decrease) increase in other accrued liabilities	235	(499)
Merger restructuring and litigation payments	(113)	(274)
Recognition of deferred revenue	(135)	(276)
Increase in accrued interest – noncurrent	—	17
Decrease in warrant liability	—	(35)
Increase in contingent interest	—	61
Increase in other accrued liabilities	6	1

Net cash used in operating activities	(5,740)	(7,018)

Cash flows from investing activities:
Cash acquired in merger	—	3,537
Maturities of marketable securities	—	7,289
Interest on restricted cash	(1)	—
Purchases of property and equipment	(136)	(3)
Payment of acquisition related costs	—	(3,092)
Proceeds from sale of property and equipment	10	39

Net cash (used in) provided by investing activities	(127)	7,770

Cash flows from financing activities:
Proceeds from issuance of stock options	—	184
Proceeds from issuance of common stock and warrants, net	—	10,893
Repayment of loan	(1,015)	(242)
Deferred financing costs	(648)	(24)
Payments on capital lease obligations	—	(102)
Payment of failed initial public offering costs	—	(363)

Net cash (used in) provided by financing activities	(1,663)	10,346

Effect of exchange rate changes on cash and cash equivalents	—	7

Net (decrease) increase in cash and cash equivalents	(7,530)	11,105
Cash and cash equivalents at beginning of year	14,097	403

Cash and cash equivalents at end of period	$6,567	$11,508

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except shares and per share)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$356	$250
Cash paid for income taxes	4	2
Supplemental disclosure of non-cash investing and financing activities:
Redeemable convertible preferred stock dividends	—	13
Beneficial conversion features in connection with conversion of preferred stock and warrant exercise	—	8,950
Beneficial conversion features in connection with conversion of convertible notes	—	4,362
Conversion of convertible preferred stock into common stock	—	34,847
Conversion of convertible loans and accrued interest and exercise of bridge warrants into common stock	—	17,320
Reclassification of warrants from liability to equity	794	—
Exercise of preferred stock warrants into common stock	—	950
Unpaid costs associated with issuance of common stock	102	104
Unpaid financing, initial public offering costs and acquisition costs	263	565
Merger with Maxim:
Assets acquired	—	19,431
Liabilities assumed	—	3,411
In-process technology	—	33,715
Merger liabilities	—	4,610
Common stock, options and warrants related to the merger with Maxim	—	41,387
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company that focuses on the development of pharmaceutical products for the treatment of cancer and pain. The Company has a portfolio of six product candidates in various stages of development: an oncology product candidate submitted for European registration, two oncology compounds, one of which has commenced a Phase II clinical trial and the second of which entered clinical development in late 2006, and three mid to late stage pain product candidates. Our portfolio of pain management and oncology product candidates allows us to be less reliant on the success of any single product candidate. We have yet to generate product revenues from any of our product candidates in development.
EpiCept’s leading oncology product candidate is Ceplene, which is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML specifically for patients who are in their first complete remission (CR 1). EpiCept’s mid to late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. None of EpiCept’s product candidates has been approved by the U.S. Food and Drug Administration (“FDA”) or any comparable agency in another country and EpiCept has yet to generate product revenues from any of its product candidates in development.
The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with the Company’s dependence on collaborative arrangements, the development by the Company or its competitors of new technological innovations, the dependence on key personnel, the protection of proprietary technology, the compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow the Company’s business and to obtain adequate financing to fund this growth.
On January 4, 2006, Magazine Acquisition Corp. (“Magazine”), a wholly owned subsidiary of EpiCept, completed its merger with Maxim Pharmaceutical Inc. (“Maxim”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), among EpiCept, Magazine and Maxim, dated as of September 6, 2005. Under the terms of the Merger Agreement, Magazine merged with and into Maxim, with Maxim continuing as the surviving corporation as a wholly-owned subsidiary of EpiCept. For more information please see the Company’s December 31, 2006 annual report filed on Form 10-K with the SEC.
2. Basis of Presentation
The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, the Company has incurred an accumulated deficit of $149.8 million as of March 31, 2007 and expects to incur operating losses, potentially greater than losses in prior years, for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its product candidates, primarily for clinical trials. Based upon the projected spending levels for the Company, the Company does not currently have adequate cash and cash equivalents to complete the trials and therefore will require additional funding. As a result, the Company intends to monitor its liquidity position and the status of its clinical trials and to continue to actively pursue fund-raising possibilities through the sale of its equity securities or via alternative sources of cash. If the Company is unsuccessful in its efforts to raise additional funds through the sale of its equity securities or achievement of development milestones, it may be required to significantly reduce or curtail its research and development activities and other operations if its level of cash and cash equivalents falls below pre-determined levels. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations into the third quarter 2007.
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
The condensed consolidated balance sheets as of March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2007 and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the SEC. The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006 have been made. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC.
3. Summary of Significant Accounting Policies
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, and the costs of the exit plan related to the merger with Maxim. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue relating to its collaboration agreements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
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
EpiCept recognizes milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF Issue 00-21; (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions is not met, EpiCept will recognize milestones as revenue in accordance with its accounting policy in effect for the respective contract. For current agreements, EpiCept recognizes revenue for milestone payments based upon the portion of the development services that are completed to date and defers the remaining portion and recognizes it over the remainder of the development services on the proportional or ratable method, whichever is applicable. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements.
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) 123R (“FAS 123R”), Share-Based Payment. FAS 123R is a revision of FAS 123 “Accounting for Stock-Based Compensation” (“FAS 123”), and supersedes Accounting Principles Board (“APB”) APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. FAS 123 focused primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted FAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS 123R. Accordingly, prior period amounts have not been restated. As of the adoption of FAS 123R, there was no effect on the consolidated financial statements because there was no compensation expense to be recognized. The Company had no unvested granted awards on January 1, 2006. The Company records compensation expense at fair value for all awards granted after the date of adoption and for the unvested portion of previously granted awards at their respective vesting dates which related to the options assumed upon the completion of the merger with Maxim.
2005 Equity Incentive Plan. The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective at the time of the merger with Maxim on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, performance-based awards and cash awards to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 4,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant.
During the three months ended March 31, 2007, the Company issued approximately 0.8 million options to purchase common stock to its employees. Based on the Black-Scholes option pricing model (volatility – 85%, risk free rate – 4.66%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), the Company estimated $0.8 million of share-based compensation will be recognized as compensation expense over the vesting periods. During 2007 and 2006, the Company did not grant stock options that contained either a market or a performance condition.
In accordance with the terms of a separation agreement with a former employee, the Company agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase EpiCept’s common stock from three months following the effective date of his resignation, March 19, 2007, to 24 months following such effective date. The Company recorded compensation expense related to the modification of the exercise period of $50,000 in the first quarter of 2007.
The Company utilizes the following assumptions relating to the stock-based compensation:
Expected Volatility. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent such volatility was not materially lower than its actual volatility. For the first quarter of 2006, the Company used the historical volatility rates of comparable companies. For the first quarter of 2007, the Company used its own historical volatility rate of 85%. Management believes that this rate is a reasonable estimate of future volatility.
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
Pre-vesting forfeitures. Estimates of pre-vesting option forfeitures are based on the Company’s experience. Currently, the Company uses a forfeiture rate of 10%. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options and restricted stock included in the consolidated statement of operations for the three months ended March 31, 2007 and 2006:

	2007	2006
	(in $000s)
General and administrative	$552	$2,205
Research and development	77	189

Stock-based compensation costs before income taxes	629	2,394
Benefit for income taxes (1)	—	—

Net compensation expense	$629	$2,394

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
     Summarized information for stock option grants for the three months ended March 31, 2007 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2006	3,123,268	$7.10	8.24	$69
Granted	829,820	$1.48
Forfeited	(119,944)	$4.46
Expired	(2,039)	$43.54

Options outstanding at March 31, 2007	3,831,105	$5.94	8.36	$366

Vested or expected to vest at March 31, 2007	3,650,628	$6.05	7.58	$347

Options exercisable at March 31, 2007	2,026,339	$7.84	7.58	$172

There were no stock option exercises during the three months ended March 31, 2007. The Company received $0.2 million from the exercise of 101,250 stock options during the three months ended March 31, 2006. The total intrinsic value of options exercised during 2007 and 2006 was $0 and $0.2 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2007 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the three months ended March 31, 2007 and 2006 was $1.48 and $5.84, respectively.
As of March 31, 2007, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $4.3 million, which will be amortized over the weighted-average remaining requisite service period of 2.75 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
Volatility	85%		83%
Weighted average volatility	85%		83%
Risk free rate	4.66%		4.28%
Dividends	—		—
Weighted average life	5	Yrs	5	Yrs
Restricted Stock. The Company’s 2005 Plan authorizes the granting of restricted stock. On January 8, 2007, the Company granted 0.1 million shares of restricted stock at a fair market value of $1.46 per share. The restricted stock vests monthly over four years. The Company will recognize approximately $0.2 million of stock-based compensation expense over the vesting terms. For the three months ended March 31, 2007, the Company recognized approximately $13,000 of stock-based compensation expense.
1995 Stock Options. The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provides for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the 1995 Plan. All stock options granted in 2007 and 2006 were from the 2005 Plan. Under the terms of the 1995 Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of March 31, 2007.
2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The Employee Stock Purchase Plan became effective upon the completion of the merger with Maxim on January 4, 2006 and a total of 500,000 shares of common stock have been reserved for sale. No shares have been issued under the Stock Purchase Plan.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.3 million are secured by restricted cash in the same amount at March 31, 2007.
Identifiable Intangible Asset
Intangible asset consists of the assembled workforce acquired in the merger with Maxim. The assembled workforce is being amortized over the greater of the straight-line basis or actual assembled workforce turnover over six years. Amortization will be $0.1 million per year 2007 through 2011. Assembled workforce amortization is recorded in research and development expense. During the first quarter of 2007, the Company has recorded approximately $21,000 of amortization expense. Since the closing of the merger, the Company recorded $0.2 million of amortization.
Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. The Company incurred deferred financing costs related to the August 2006 senior secured term loan (See Note 7) and December 2006 Standby Equity Distribution Agreement (See Note 9).
Income Taxes
The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of adopting FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years still subject to review are 2005, 2004 and 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The tax expense is primarily due to minimum state and local income taxes.
4. Supplemental Financial Information
Loss per Share
Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding excludes shares underlying stock options, restrictive stock and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares are summarized as follows:

	March 31,	March 31,
	2007	2006
Common stock options	3,831,105	2,863,897
Restricted stock	131,985	—
Warrants	5,989,669	1,278,705

Total shares excluded from calculation	9,952,759	4,142,602

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2007	2006
	(in $000s)
Prepaid expenses	$677	$744
Prepaid insurance	417	322
Prepaid taxes	25	21
Interest receivable	—	2
Receivable from sale of fixed assets and other	36	78

Total prepaid expenses and other current assets	$1,155	$1,167

Property and Equipment:
Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006
	(in $000s)
Furniture, office and laboratory equipment	$1,807	$1,798
Leasehold improvements	743	743

	2,550	2,541
Less accumulated depreciation	(1,420)	(1,225)

	$1,130	$1,316

Depreciation expense was approximately $0.2 million and $0.3 million for each of the three months ended March 31, 2007 and 2006, respectively.

Other Comprehensive Loss
For the three months ended March 31, 2007, the Company’s only element of comprehensive loss other than net loss was foreign currency translation loss of $0.1 million. Total other comprehensive loss for the three months ended March 31, 2006 was $0.1 million, consisting of a foreign currency translation loss of approximately $0.1 million and net unrealized gain on available–for-sale securities of $45,000.
Recent Accounting Pronouncements
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. The Company has not completed its assessment of FAS 159 and the impact, if any, on the Company’s consolidated financial statements.
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
5. License Agreements
Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. For the three months ended March 31, 2007 and 2006, the Company recorded revenue from Endo of approximately $0.1 million. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
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

Myriad Genetics, Inc. (Myriad)
In connection with its merger with Maxim on January 4, 2006, EpiCept acquired a license agreement with Myriad Genetics Inc. (“Myriad”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds including Azixa, to Myriad. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. As part of the agreement, Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales.
DURECT Corporation (DURECT)
On December 20, 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received $1.0 million payment which has been deferred and is being recognized as revenue ratably over the last patent life. The Company may receive up to an additional $9.0 million in license fees and milestone payments as well as certain royalty payments based on net sales. For the three months ended March 31, 2007 and 2006, the Company recorded revenue from DURECT of approximately $19,000 and $0, respectively.
6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(in $000s)
Accrued professional fees	$473	$546
Other accrued liabilities	1,330	1,050

Total other accrued liabilities	$1,803	$1,596

7. Notes, Loans and Financing
     The Company is a party to several loan agreements in the following amounts:

	March 31,	December 31,
	2007	2006
	(in $000s)
Ten-year, non-amortizing loan due December 31, 2007(A)	$2,041	$2,022
Term loan due June 30, 2007(B)	—	998
July 2006 note payable due monthly through July 1, 2012(C)	501	518
August 2006 senior secured term loan due monthly through August 30, 2009(D)	10,000	10,000

Total notes and loans payable, before debt discount	12,542	13,538
Less: Debt discount	612	733

Total notes and loans payable	11,930	12,805
Less: Notes and loans payable, current portion	11,502	12,358

Notes and loans payable, long-term	$428	$447

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

At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the note for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to the lender from the annual surplus of EpiCept GmbH. The Company is accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. Accrued interest attributable to these additional amounts totaled $0.6 million and $0.6 million at March 31, 2007 and December 31, 2006, respectively. The effective rate of interest of this loan is 9.7%.

(B)	In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH (“IKB”), guaranteed by the Company. The interest rate on the loan was 20% per year. In January 2007, the Company repaid the remaining outstanding principal balance of approximately $1.0 million plus accrued interest.

(C)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006.

(D)	In August 2006, the Company entered into a term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan is 11.7% per year. In addition, the Company issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by the Company on December 21, 2006 and an amendment entered into on January 26, 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of our common stock at an exercise price of $1.46 per share. The basic terms of the loan require monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest commencing on April 1, 2007. Any outstanding balance of the loan and accrued interest will be repaid on August 30, 2009. In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $10.0 million in proceeds between the term loan and the warrants based on their fair value. The Company calculated the fair value of the warrants at the date of the transaction to be approximately $0.9 million with a corresponding amount recorded as a discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. During 2007, the Company recognized approximately $0.1 million of non-cash interest expense related to the accretion of the debt discount. Since inception, the Company recognized approximately $0.3 million of non-cash interest expense related to the accretion of the debt discount. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. The value of the warrant shares were being marked to market each reporting period as a derivative gain or loss. As result of the January 2007 amendment to the warrants, the warrants issued to Hercules now meet the requirements of and are being accounted for as equity in accordance with EITF 00-19. On January 26, 2007, the fair value of the warrants was $0.8 million and was subsequently reclassified to the equity section of the consolidated balance sheet in accordance with EITF 00-19. For the three months ended March 31, 2007, the Company recognized the change in the value of warrants and derivatives of approximately $0.3 million, as a loss on the consolidated statement of operations.

The Company’s term loan with Hercules, which matures on August 30, 2009, contains a subjective acceleration clause and accordingly has been classified as a current liability as of March 31, 2007 and December 31, 2006 in accordance with FASB Technical Bulletin 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.
8. Preferred Stock and Warrants
Preferred Stock:
On January 4, 2006, immediately prior to the completion of the merger with Maxim on January 4, 2006, the Company issued common stock to certain stockholders upon the conversion or exercise of all outstanding preferred stock. The outstanding amount of Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock includes accreted dividends through January 4, 2006. Upon the closing of the merger with Maxim, the Company recorded a BCF relating to the anti-dilution rights of each of the series of Preferred Stock (A, B and C) of approximately $2.1 million, $1.7 million, and $4.8 million, respectively, related to the conversion of the Preferred Stock. In accordance with EITF 98-5, and EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the three months ended March 31, 2006.
     Warrants
On January 4, 2006, immediately prior to the completion of the merger with Maxim on January 4, 2006, the Company issued common stock to certain stockholders upon the conversion or exercise of all outstanding warrants. Upon the closing of the merger with Maxim on January 4, 2006, the Company recorded a BCF relating to the anti-dilution rights of each of the Series B convertible preferred stock warrants and the Series C redeemable convertible preferred stock warrants (collectively “Preferred Warrants”) of approximately $0.1 million and $0.3 million, respectively related to the conversion of the Preferred Warrants into common shares. In accordance with EITF 98-5 and EITF 00-27, the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Warrants would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the three months ended March 31, 2006.
9. Common Stock and Warrants
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
Simultaneously, on December 21, 2006, the Company also entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, pursuant to which Cornell Capital Partners has committed to provide up to $15.0 million of capital during the next three years, at a discount to be calculated at the time of issuance, through the purchase of newly-issued shares of the Company’s common stock. Under the terms of the agreement, the Company will determine, at its sole discretion, the exact timing and amount of any SEDA financings, subject to certain conditions. The SEDA provides that the Company may, at its sole option, require Cornell Capital Partners to purchase shares of its common stock in increments of a minimum of $200,000 per week over a period of 36 months once a resale registration statement covering the subject shares of common stock is effective.
On August 30, 2006, the Company entered into a senior secured term loan in the amount of $10.0 million with Hercules. Five year common stock purchase warrants were issued to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from our issuance of common stock consummated on December 21, 2006 and an amendment to the warrants on January 26, 2007, the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share.
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
The following table summarizes information about warrants outstanding at March 31, 2007:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2009	258,497	$37.46
February 2006 stock issuance	2011	1,020,208	4.00
Senior Secured Term Loan (See Note 7)	2011	856,164	1.46
December 2006 stock issuance	2011	3,854,800	1.47

Total		5,989,669	$3.45

10. Merger Restructuring and Litigation Accrued Liabilities
Merger restructuring and litigation accrued liabilities, relating to the completion of the merger with Maxim on January 4, 2006, consist of the following :

	Balance at		Balance at
	December 31,		March 31,
	2006	Payments	2007
	(in $000s)
Severance	$450	$(112)	$338
Litigation (See Note 11)	50	—	50

Total merger restructuring and litigation accrued liabilities	$500	$(112)	$388

Amounts due within one year			$388

11. Legal Proceedings
The following legal proceedings relate to Maxim and were assumed upon the completion of the merger on January 4, 2006:
On October 7, 2004 plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in Maxim’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In October 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger. In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger of EpiCept and Maxim. The amended complaint was rejected by the court, pending the lifting of the stay. The complaint was tendered to Maxim’s insurance carrier, which denied coverage. Maxim disputes the position taken by the insurance carrier and EpiCept fully intends to enforce its rights under the policy. On March 7, 2006, the Company entered into a settlement agreement with the plaintiff where EpiCept will pay $0.1 million in EpiCept common stock to cover the plaintiff’s legal expenses. The settlement is subject to customary conditions such as the execution of settlement documents, the final court approval of the settlement and dismissal of the Putnam claims with prejudice.

12. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
	(in $000s)
Revenue
United States	$147	$207
Germany	12	88

	$159	$295

Net loss
United States	$7,409	$47,097
Germany	265	529

	$7,674	$47,626

Total Assets
United States	$10,283	$19,025
Germany	261	486

	$10,544	$19,511

Long Lived Assets, net
United States	$1,122	$2,152
Germany	8	25

	$1,130	$2,177

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of EpiCept’s condensed consolidated financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in EpiCept’s filings with the SEC could affect such results. This report refers to trademarks of the Company as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners. Lidoderm is a registered trademark of Hind Health Care Inc. Azixa is a registered trademark of Myriad Genetics, Inc.
Overview
We are a specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of cancer and pain. We have a portfolio of six product candidates in various stages of development: an oncology product candidate submitted for European registration, three pain product candidates in mid to late stage development, and two oncology compounds, one of which has commenced a Phase II clinical trial and the second of which entered clinical development in late 2006. Our portfolio of pain management and oncology product candidates allows us to be less reliant on the success of any single product candidate.
Our lead oncology product candidate, Ceplene, was submitted for European registration in October 2006. Ceplene is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML specifically for patients who are in their first complete remission (CR-1). Our mid to late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. Our portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. Our pain product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration, or FDA, approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain.
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
Since inception, we have incurred significant net losses each year. Our net loss for the three months ended March 31, 2007 was $7.7 million, and we had an accumulated deficit of $149.8 million as of March 31, 2007. Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur increasing expenses over the next several years as we:
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
Recent Events
In April 2007, we initiated two Phase IIb trials with EpiCept NP-1, a topical prescription analgesic cream for the long-term relief from the pain of peripheral neuropathies. The two Phase IIb trials will enroll a total of 700 patients. The first trial is a 200 patient, placebo- controlled study of NP-1 in patients with diabetic peripheral neuropathy or DPN. More patients suffer from DPN than any other type of neuropathic pain. The primary endpoint for this trial is the change in pain intensity over the four week duration of the trial. The second trial is a 500 patient, placebo- and active-controlled trial in peripheral herpetic neuropathy or PHN. This trial will compare the efficacy and safety of NP-1 vs. gabapentin as well as placebo The primary endpoint for this trial is the change in pain intensity over the four week duration of the trial.
In March 2007, Myriad initiated a Phase II registration sized clinical trial for Azixa (MPC6827).
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

Purchase Price Allocation
The total purchase price of $45.1 million includes costs of $3.7 million to complete the transaction and was allocated based on a valuation of Maxim’s tangible and identifiable intangible assets and liabilities based on their fair values (table in thousands) as follows:

Cash, cash equivalents and marketable securities	$15,135
Prepaid expenses	1,323
Property and equipment	2,034
Other assets	456
In-process technology	33,362
Identifiable intangible assets (assembled workforce)	546
Total current liabilities	(7,731)

Total	$45,125

We acquired in-process research and development assets of approximately $33.4 million, which were expensed to research and development during 2006. We acquired assembled workforce of approximately $0.5 million, which was capitalized and is being amortized over its useful life of 6 years. We also acquired fixed assets of approximately $2.0 million, which are being amortized over their remaining useful life.
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
In connection with the merger with Maxim on January 4, 2006, we originally recorded estimated merger-related liabilities for severance, lease termination, and legal settlements of $1.2 million, $1.1 million and $2.3 million, respectively. During the second quarter of 2006, the gross amounts of merger-related liabilities for lease termination and legal settlements were revised to $0.8 million and $2.8 million, respectively. In July 2006, in connection with the lease termination, we issued a six year non-interest bearing note in the amount of $0.8 million to the new tenant. Total future payments including broker fees amount to $1.0 million. In addition, we increased our legal accrual by $0.4 million during the second quarter of 2006 to $2.8 million. As of March 31, 2007, we paid $1.0 million and issued 1.0 million shares of our common stock with a market value of approximately $1.7 million for the settlement of certain Maxim lawsuits. See Note 10 of the condensed consolidated financial statement for a roll-forward of Merger Restructuring and Litigation Accrued Liabilities.
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

Preferred Stock:

	Carrying	Common
Series of Preferred Stock	Value	Shares Issued
	(in $000s except shares)
A	$8,226	1,501,349
B	7,078	1,186,374
C	19,543	3,375,594

Total	$34,847	6,063,317

Upon the closing of the merger with Maxim, we recorded a beneficial conversion feature (“BCF”) charge relating to the anti-dilution rights of each of the Series A convertible preferred stock, the Series B redeemable convertible preferred stock and the Series C redeemable convertible preferred stock (collectively, the “Preferred Stock”) of approximately $2.1 million, $1.7 million, and $4.8 million, respectively related to the conversion of the Preferred Stock. In accordance with EITF Issue No. 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratio” (“EITF 98-5”) and EITF No. 00-27, “Application Of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 and charged to deemed dividends in the consolidated statement of operations for the three months March 31, 2006.
Warrants:
The following table illustrates the carrying value and the amount of shares issued for warrants exercised into our common stock as of January 4, 2006:

	Carrying	Common
	Value	Shares Issued
	(in $000s except shares)
Series B Preferred Warrants	$300	58,229
Series C Preferred Warrants	650	131,018
2002 Bridge Warrants	3,634	3,861,462
March 2005 Senior Note Warrants	42	22,096

Total	$4,626	4,072,805

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

Notes, Loans and Financings:
The following table illustrates the principal balances and the amount of shares issued for each debt instrument converted into our common stock upon the closing of the merger on January 4, 2006:

	Carrying	Common
	Value	Shares Issued (1)
	(in $000s except per share)
Ten-year, non-amortizing convertible loan due December 31, 2007	$2,439	282,885
Convertible bridge loans due October 30, 2006	4,850	593,121
March 2005 Senior Notes due October 30, 2006	3,000	1,126,758
November 2005 Senior Notes due October 30, 2006	2,000	711,691

Total	$12,289	2,714,455

(1)	The shares of common stock issued include the conversion of principal and accrued interest. The conversion rates were determined by the underlying debt agreements.
Upon the closing of the merger with Maxim, we recorded BCF’s related to the difference between the fair value of our common stock on the closing date and the conversion rates of certain of our debt instruments. In accordance with EITF 98-5, and EITF 00-27, BCF’s amounting to $4.4 million were expensed as interest expense for the conversion of March 2005 Senior Notes and the November 2005 Senior Notes. Since the conversion of the March 2005 Senior Notes and the November 2005 Senior Notes were contingent upon the closing of the merger with Maxim, no accounting was required at the modification date or issuance date of each instruments in accordance with EITF 98-5 and EITF 00-27 as the completion of the merger with Maxim was dependent on an affirmative vote of Maxim’s shareholders and other customary closing conditions.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in our Annual Report filed on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:
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
Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. We periodically review our estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. During 2006, with respect to LidoPAIN BP, we changed the estimated development period by an additional twenty-one months.
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
Stock-Based Compensation
In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) 123R (“FAS 123R”). This statement is a revision to FAS 123, “Accounting for Stock-Based Compensation” (“FAS 123”), supersedes Accounting Principle Board (“APB”) “Accounting for Stock Issued to Employees,”(“APB 25”) and amends FAS 95, “Statement of Cash Flows.” (“FAS 95”). FAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and requires public companies to recognize such transactions as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. We adopted FAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS 123R. Accordingly prior period amounts have not been restated. We are now required to record compensation expense at fair value for all future awards granted after the date of adoption. As of the adoption of FAS 123R, there was no effect on the condensed consolidated financial statements because there was no compensation expense to be recognized. We had no unvested granted awards on January 1, 2006. During the three months ended March 31, 2007 and 2006, we issued approximately 0.8 million and 2.2 million stock options with varying vesting provisions to its employees and board of directors. Based on the Black-Scholes valuation method (volatility – 85% risk free rate – 4.66%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), for the grants issued in 2007, we estimated $0.8 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 2.75 years. During the three months ended March 31, 2007 and 2006, we recognized total share-based compensation of approximately $0.6 and $2.4 million, respectively, related to the options granted during 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during the 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
In accordance with the terms of a separation agreement with our a former employee, we agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase our common stock from three months following the effective date of his resignation, March 19, 2007, to 24 months following such effective date. We recorded associated compensation expense related to a modification of the exercise period of $50,000 in the first quarter of 2007.

We account for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is periodically remeasured and income or expense is recognized during the vesting terms.
Accounting for equity instruments granted by EpiCept requires fair value estimates of the equity instrument granted or sold. If EpiCept’s estimates of fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted in exchange for the receipt of goods or services, EpiCept estimates the value of the equity instruments based upon the market price of the stock as of the date of the grant. Changes in the market price of EpiCept’s common stock and its stock price volatility could have a significant effect on the determination of future stock-based compensation. Due to limited Company specific historical volatility data, we have based our estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent such volatility was not materially lower than our actual volatility. For the first quarter of 2006, we used the historical volatility rates of comparable companies. For the first quarter of 2007, we used our historical volatility rate of 85%. We believe that this rate is a reasonable estimate of future volatility.
Deferred Financing Costs
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. These costs are capitalized and amortized using the effective interest rate method over the life of the applicable financing. We incurred deferred financing costs related to the senior secured term loan from Hercules in the amount of $0.8 million, of which $0.3 million was unpaid at March 31, 2007. We incurred deferred financing costs related to the issuance of common stock and SEDA in December 2006 in the amount of $1.2 million of $0.1 million was unpaid at March 31, 2007.
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
Beneficial Conversion Feature of Certain Instruments
The convertible feature of certain financial instruments provided for a rate of conversion that was below market value at the commitment date. Such feature is normally characterized as a BCF. Pursuant to EITF Issue No. 98-5 and EITF No. 00-27, the estimated fair value of a BCF is recorded as interest expense if it related to debt or a dividend if it is related to preferred stock. If the conversion feature is contingent, then the BCF is measured but not recorded until the contingency is resolved. Our Senior Notes and the November Senior Notes both contained contingent BCF’s. Upon closing of the merger with Maxim, the contingency was resolved and we recorded a BCF of approximately $4.4 million as an additional charge to interest expense. Our Preferred Stock and warrants contained anti-dilution provisions. Upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a result of the anti-dilution provisions contained in the Company’s outstanding Preferred Stock and related warrants.
Foreign Exchange Gains and Losses
We have a 100%-owned subsidiary in Germany, EpiCept GmbH, that performs certain research and development activities on our behalf pursuant to a research collaboration agreement. EpiCept GmbH has been unprofitable since its inception. Its functional currency is the euro. The process by which EpiCept GmbH’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period and balance sheet asset and liability accounts are translated at end of period exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in EpiCept GmbH’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.
Certain of our debt instruments, originally expressed in German deutsche marks, are now denominated in euros. Changes in the value of the euro relative to the value of the U.S. dollar could affect the U.S. dollar value of our indebtedness at each reporting date as substantially all of our assets are held in U.S. dollars. These changes are recognized by EpiCept as a foreign currency transaction gain or loss, as applicable, and are reported in other expense or income in our consolidated statements of operations.
Recent Accounting Pronouncements
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FAS 115 to , among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. We have not completed our assessment of FAS 159 and the impact, if any, on our consolidated financial statements.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a significant impact on our consolidated financial statements.
Results of Operations
Three months ended March 31, 2007 and 2006
     Revenues. During the three months ended March 31, 2007, we recognized deferred revenue of approximately $0.2 million from the upfront licensing fees and milestone payments received from Endo, DURECT and royalties with respect to acquired Maxim technology. During the three months ended March 31, 2006, we recognized deferred revenue of approximately $0.3 million from the upfront licensing fees and milestone payments received from Adolor and Endo. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the last patent life with DURECT. On October 27, 2006, we were informed of the decision by Adolor to discontinue its licensing agreement with us for LidoPAIN SP. As a result, we recognized all remaining deferred revenue from our agreement with Adolor in the fourth quarter of 2006 and accordingly there will be no further revenue related to this agreement. Previously, we recognized revenue from our agreement with Adolor on a straight line basis over the estimated development period of LidoPAIN SP. We recognized revenue of $24,000 and $19,000 for the three months ended March 31, 2007 and 2006, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of March 31, 2007 of $0.7 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Endo and DURECT.
     General and administrative expense. General and administrative expense decreased by $2.4 million from $5.7 million for the three months ended March 31, 2006 to $3.3 million for the three months ended March 31, 2007. In January 2006, we recorded a charge of $2.2 million for the three months ended March 31, 2006 in connection with the stock option grants to certain of our employees, including executive officers under FAS123R. For the three months ended March 31, 2007, stock-based compensation charges amounted to $0.5 million, or a decrease of $1.7 million from 2006. In addition, we incurred lower premises, legal, accounting, investor relations, and insurance costs totaling $0.4 million for the three months ended March 31, 2007 as compared to the same period in 2006.
     Research and development expense. Research and development expenses of $3.7 million were incurred for the three months ended March 31, 2007 and 2006. During the first quarter of 2007, our clinical activity increased significantly as we completed preparations for the clinical trials of NP-1, two of which commenced in April, and continued our Phase I clinical trial of EPC 2407. Consulting expenses also increased significantly as we reviewed the Day 80 report and the Day 120 List of Questions related to the Ceplene MAA, and commenced preparation of our response to the EMEA. Discovery activities increased as we continued studying promising compounds that induce apoptosis. During the first quarter of 2006, our research and development efforts concentrated on preparing EPC 2407 for an IND filing and commencement of clinical trials, the continuation of our Phase III clinical trial for LidoPAIN SP, and preparation of Ceplene MAA filing with the EMEA. Stock-based compensation, patents, and depreciation expenses declined by $0.3 million in the first quarter of 2007 compared to 2006.
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
None of our drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that us and our collaborators’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of its products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.
     Acquired In-Process Research and Development. In connection with the merger with Maxim on January 4, 2006, we recorded an in-process research and development charge of $33.7 million representing the estimated fair value of the acquired in-process research and development related to the acquired interest, that had not yet reached technological feasibility and had no alternative future use for the three months ended March 31, 2006. With respect to the merger with Maxim, there will be no further charges recorded to acquired in-process research and development.

     Other income (expense). Our other income (expense) consisted of the following for the three months ended March 31, 2007 and 2006:

	2007	2006
	(in $000s)
Other income (expense) consist of:
Interest expense	$(616)	$(4,937)
Change in value of warrants and derivatives	(278)	(7)
Interest income	46	100
Foreign exchange gain	45	10

Other expense, net	$(803)	$(4,834)

Other income (expense), net, decreased $4.0 million to $0.8 million for the three months ended March 31, 2007 from $4.8 million for the three months ended March 31, 2006. Certain of our debt instruments outstanding prior to the merger with Maxim contained contingent BCFs. Upon the closing of the merger with Maxim on January 4, 2006, the contingency was resolved and we recorded BCFs of approximately $4.4 million in 2006 as an additional charge to interest expense. Other income (expense) for 2006 also included a warrant derivative loss of $7,000 related to stock purchase warrants issued in connection with the March 2005 Senior Notes. The March 2005 Senior Notes warrants were converted into common stock upon the merger with Maxim on January 4, 2006.
In August 2006, we entered into a senior secured term loan and issued five year common stock purchase warrants granting the lender the right to purchase 0.5 million shares of our common stock. Until January 26, 2007, the warrants issued to the lender met the requirements of and were being accounted for as a liability in accordance with Emerging Issue Task Force 00-19 “Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in a Company’s Own Stock”, or EITF 00-19. The value of the warrants were being marked to market each reporting period as a derivative gain or loss. In January 2007, the warrants were amended to provide for their exercise into 0.9 million shares at a fixed exercise price of $1.46. The warrants were revalued as required by EITF 00-19 and then classified as equity. For 2007, we recognized the change in the value of warrants and derivatives of approximately $0.3 million as other income expense in the consolidated statement of operations. Interest income decreased by approximately $0.1 million due to lower average cash balances during the three months ended March 31, 2007.
Deemed Dividends and Redeemable Convertible Preferred Stock Dividends. Deemed and accreted redeemable convertible preferred stock dividends amounted to $0 and $9.0 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s Preferred Stock contained anti-dilution provisions and upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a deemed dividend in accordance with EITF 98-5. Due to the conversion of the Preferred Stock to common stock on January 4, 2006, there was no further accretion of dividends on such instruments.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and it does not expect to generate significant revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $149.8 million as of March 31, 2007, and expects to incur significant operating losses for a number of years in the future. Should we be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed its operations through the proceeds from the sales of common and preferred securities, debt instruments, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of its New Jersey net operating loss carryforwards.
The following table describes our liquidity and financial position on March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
	(in $000s)
Working capital deficit	$10,932	$4,482
Cash and cash equivalents	6,567	14,097
Notes and loans payable, current portion	11,502	12,358
Notes and loans payable, long term portion	428	447

Working Capital
At March 31, 2007, we had working capital deficit of $10.9 million consisting of current assets of $7.7 million and current liabilities of $18.6 million. This represents an increase of approximately $6.4 million from the working capital deficit of $4.5 million at December 31, 2006, consisting of current assets of $15.3 million and current liabilities of $19.8 million. We funded our working capital deficit and the cash portion of our 2007 operating loss with the cash proceeds from the August 2006 and December 2006 financings. Our note payable with Hercules which matures on August 30, 2009, contains a subjective acceleration clause and, accordingly, has been classified as a current liability as of March 31, 2007 and December 31, 2006 in accordance with FASB Technical Bulletin (“FTB”) 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements” (“FTB 79-3”). In January 2007, we repaid the outstanding balance and accrued interest of approximately $1.0 million to IKB Private Equity GmbH, or IKB.
Cash, Cash Equivalents and Marketable Securities
At March 31, 2007, our cash and cash equivalents totaled $6.6 million. At December 31, 2006, cash and cash equivalents totaled $14.1 million. At the time of the merger, Maxim had cash and cash equivalents and marketable securities approximating $15.1 million. In August 2006, we borrowed $10.0 million through a senior secured term loan and issued common stock purchase warrants, which was offset by transaction related payments of $0.6 million. In December and February 2006, we sold approximately 11.0 million shares of common stock and warrants to purchase 4.5 million shares of our common stock for gross proceeds of $21.6 million. During 2007, we paid transaction related payments of $0.6 million of deferred financing costs. In January 2007, we repaid the outstanding balance and accrued interest of approximately $1.0 million to IKB.
Current and Future Liquidity Position
During 2006, we raised gross proceeds of $31.6 million from the issuance of a senior secured term loan together with common stock purchase warrants and the sale of common stock and warrants. Our cash at March 31, 2007 of $6.6 million plus expected future payments from our strategic partners and interest earned on cash balances and investments are expected to be sufficient to meet our projected operating requirements into the third quarter 2007. We may raise additional funds in the future through public or private financings, strategic relationships or other arrangements.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	our ability to establish and maintain additional collaborative arrangements;

•	the resources, time and costs required to successfully initiate and complete our preclinical and clinical trials, obtain regulatory approvals, protect its intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•	the timing, receipt and amount of sales and royalties, if any, from potential products.
If, at any time, our prospects for financing our clinical development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of development of one or more product candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and increased interest expense. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and the ability to pursue our business strategy.
In December 2006, we entered into a Standby Equity Distribution Agreement or SEDA with Cornell Capital Partners, LP. Pursuant to this agreement, Cornell Capital has committed to purchase up to $15.0 million of shares of our common stock from us over the next three years at a discount to be calculated at the time of issuance. Under the terms of the agreement, we will determine, at our sole discretion, the exact timing and amount of any SEDA financings, subject to certain conditions. We have not drawn on the SEDA to date.
Operating Activities
Net cash used in operating activities for the first three months of 2007 was $5.7 million as compared to $7.0 million in the first three months of 2006. Cash was primarily used to fund our net loss for the applicable period for research and development and general and administrative expenses. The 2007 net loss was partially offset by non-cash changes of $0.6 million of FAS 123R stock-based compensation and $0.2 million of depreciation and amortization expense. Deferred revenue decreased by $0.1 million to account for the portion of the Endo and DURECT deferred revenue recognized as revenue. During the first quarter of 2006, the net loss was partially offset by non-cash changes of $33.7 million of in-process research and development expense related to the merger with Maxim, $4.4 million of BCF charges related to debt conversions in connection with the merger with Maxim, $2.4 million of FAS123R stock-based compensation and $0.3 million of depreciation and amortization expense.
Investing Activities
During 2007, we purchased $0.1 million of fixed assets in connection with the move of our corporate headquarters. Upon the completion of the merger with Maxim on January 4, 2006, the Company acquired cash and marketable securities in the merger with Maxim of $10.8 million and , which was offset by $3.1 million in deferred acquisition costs paid in 2006.
Financing Activities
Net cash used by financing activities for the three months of 2007 was $1.7 million. During the first quarter of 2007, we repaid the outstanding loan balance and accrued interest of approximately $1.0 million to IKB and deferred financing costs of $0.6 million. During February 2006, we raised $11.6 million gross proceeds less $0.7 million transaction related costs in connection with the issuance of common stock and warrants. In addition during the three months ended March 31, 2006, we paid $0.6 million in loan repayments, capital lease obligation payments and payments of deferred initial public offering costs remaining from our canceled initial public offering in May 2005.
Contractual Obligations
As of March 31, 2007, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of March 31, 2007):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$5,760	$6,529	$221	$32	$12,542
Interest expense	2,392	697	35	—	3,124
Operating leases	1,375	1,801	747	—	3,923
Severance	338	—	—	—	338
Other obligations	4,716	1,668	1,250	—	7,634

Total	$14,581	$10,695	$2,253	$32	$27,561

Our current commitments of debt consist of the following:
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
$0.8 million Due 2012. In July 2006, Maxim, a wholly-owned subsidiary of ours, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., (“PRA”). The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006.
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
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Our note payable with Hercules which matures on August 30, 2009, contains a subjective acceleration clause, and accordingly, has been classified as a current liability as of March 31, 2007 and December 31, 2006 in accordance with FTB 79-3.
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
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of March 31, 2007, we may be required to make future milestone payments, totaling approximately $7.6 million, (see note above) under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
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
Item 4. Controls and Procedures.
EpiCept management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on From 10-Q in alerting them on a timely basis to material information relating to EpiCept required to be included in EpiCept’s periodic filings under the Exchange Act. There have been no changes that have materially affected, or are reasonably likely to materially affect, EpiCept’s internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

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
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submissions of Matters to Vote of Security Holders.
At the Company’s Special Meeting of Stockholders held on April 6, 2007, the stockholders of the Corporation approved of the sale and issuance, in a private placement on December 22, 2006 to certain investors as well as the issuance, from time to time of up to 19.9 percent of the Company’s common stock at a discount to the then current market price pursuant to a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., with 12,801,643 votes for ratification, 179,321 votes against ratification, and 6,593 abstentions.
Item 5. Other Information
On January 26, 2007, we received a letter from the Nasdaq Listings Qualifications Panel (the “Panel”) stating that the Panel determined to transfer the shares of the Company from The Nasdaq Global Market to The Nasdaq Capital Market, effective at the open of business on Tuesday, January 30, 2007, and to allow the Company to remain listed on that market subject to certain conditions. The determination was the result of a hearing by the Panel on December 14, 2006, relating to the market value of our listed securities not being maintained over $50.0 million, a continued listing requirement of The Nasdaq Global Market. The Panel then approved the Company’s application for listing on The Nasdaq Capital Market

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

EpiCept Corporation
May 15, 2007	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer