Form 10-Q
period 2007-06-30
EPICEPT CORP
filed 2007-08-14
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 14, 2007 the Registrant had outstanding 37,544,993 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,885	$14,097
Prepaid expenses and other current assets	1,054	1,167

Total current assets	2,939	15,264
Restricted cash	335	335
Property and equipment, net	954	1,316
Deferred financing costs	801	1,075
Identifiable intangible asset, net	369	410
Other assets	27	26

Total assets	$5,425	$18,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,823	$2,877
Accrued research contract costs	1,162	761
Accrued interest	717	691
Other accrued liabilities	1,781	1,596
Merger restructuring and litigation accrued liabilities	275	500
Warrants	—	516
Notes and loans payable, current portion	10,777	12,358
Deferred revenue, current portion	988	446

Total current liabilities	19,523	19,745

Notes and loans payable	408	447
Deferred revenue	5,899	6,675
Deferred rent and other noncurrent liabilities	881	932

Total long term liabilities	7,188	8,054

Total liabilities	26,711	27,799

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; authorized 70,000,000 shares; issued 32,426,409 and 32,404,895 at June 30, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	132,290	130,105
Warrants	4,805	4,028
Accumulated deficit	(156,874)	(142,156)
Accumulated other comprehensive loss	(1,435)	(1,278)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(21,286)	(9,373)

Total liabilities and stockholders’ deficit	$5,425	$18,426

(1)	Derived from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$100	$218	$259	$513

Operating expenses:
General and administrative	3,354	3,588	6,648	9,279
Research and development	3,280	4,221	7,012	7,903
Acquired in-process research and development	—	(266)	—	33,448

Total operating expenses	6,634	7,543	13,660	50,630

Loss from operations	(6,534)	(7,325)	(13,401)	(50,117)

Other income (expense):
Interest income	18	103	64	204
Miscellaneous income	—	50	—	50
Foreign exchange gain	63	85	108	94
Interest expense	(591)	(234)	(1,207)	(5,171)
Change in value of warrants and derivatives	—	—	(278)	(7)

Other income (expense), net	(510)	4	(1,313)	(4,830)

Net loss before income taxes	(7,044)	(7,321)	(14,714)	(54,947)
Income taxes	—	—	(4)	—

Net loss	(7,044)	(7,321)	(14,718)	(54,947)
Deemed dividends and redeemable convertible preferred stock dividends	—	—	—	(8,964)

Loss attributable to common stockholders	$(7,044)	$(7,321)	$(14,718)	$(63,911)

Basic and diluted loss per common share	$(0.22)	$(0.30)	$(0.45)	$(2.76)

Weighted average common shares outstanding	32,404,185	24,525,026	32,399,800	23,180,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Epicept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
For the Six Months Ended June 30, 2007
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss
Balance at December 31, 2006	32,404,895	$3	$130,105	$4,028	$(142,156)	$(1,278)	$(75)	$(9,373)
Reclassification of warrants from liability to equity				794				794
Additional financing costs related to December 2006 issuance of common stock and warrants			(46)	(17)				(63)
Issuance of restricted common stock	17,590		25					25
Issuance of common stock and warrants, net of costs			997					997
Exercise of stock options	3,924		6					6
Stock-based compensation expense			1,199					1,199
Stock-based compensation expense issued to third party			4					4
Foreign currency translation adjustment						(157)		(157)	(157)
Net loss					(14,718)			(14,718)	(14,718)

Balance at June 30, 2007	32,426,409	$3	$132,290	$4,805	$(156,874)	$(1,435)	$(75)	$(21,286)	$(14,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,718)	$(54,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391	811
Loss on disposal of property and equipment, net	—	163
Foreign exchange gain	(108)	(95)
Acquired in-process research and development	—	33,448
Stock-based compensation expense	1,228	2,992
Amortization of deferred financing costs and discount on loans	508	462
Beneficial conversion feature expense	—	4,362
Change in value of warrants and derivatives	278	7
Changes in operating assets and liabilities, net of merger assets and liabilities:
Decrease in prepaid expenses and other current assets	103	393
Decrease (increase) in other assets	1	(153)
Increase in accounts payable	1,647	153
Increase in accrued research contract costs	401	584
Increase in accrued interest — current	26	51
Increase (decrease) in other accrued liabilities	171	(941)
Merger restructuring and litigation payments	(225)	(485)
Recognition of deferred revenue	(234)	(493)
Increase in accrued interest – noncurrent	—	34
Decrease in warrant liability	—	(35)
Increase in contingent interest	—	124
Increase (decrease) in other accrued liabilities	(15)	2

Net cash used in operating activities	(10,546)	(13,563)

Cash flows from investing activities:
Cash acquired in merger	—	3,537
Maturities of marketable securities	—	10,378
Purchases of property and equipment	(149)	(3)
Payment of acquisition related costs	—	(3,555)
Proceeds from sale of property and equipment	12	96

Net cash (used in) provided by investing activities	(137)	10,453

Cash flows from financing activities:
Proceeds from issuance of stock options	3	184
Proceeds from issuance of common stock and warrants, net	1,050	10,867
Repayment of loan	(1,902)	(496)
Deferred financing costs	(679)	(40)
Payments on capital lease obligations	—	(137)
Payment of canceled initial public offering costs	—	(363)

Net cash (used in) provided by financing activities	(1,528)	10,015

Effect of exchange rate changes on cash and cash equivalents	(1)	20

Net (decrease) increase in cash and cash equivalents	(12,212)	6,925
Cash and cash equivalents at beginning of year	14,097	403

Cash and cash equivalents at end of period	$1,885	$7,328

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$661	$362
Cash paid for income taxes	4	3
Supplemental disclosure of non-cash investing and financing activities:
Redeemable convertible preferred stock dividends	—	13
Beneficial conversion features in connection with conversion of preferred stock and warrant exercise	—	8,950
Beneficial conversion features in connection with conversion of convertible notes	—	4,362
Conversion of convertible preferred stock into common stock	—	34,847
Conversion of convertible loans and accrued interest and exercise of bridge warrants into common stock	—	17,320
Reclassification of warrants from liability to equity	794	—
Exercise of preferred stock warrants into common stock	—	950
Unpaid costs associated with issuance of common stock	137	78
Unpaid financing, initial public offering costs and acquisition costs	250	87
Merger with Maxim:
Assets acquired	—	19,494
Liabilities assumed	—	3,133
In-process technology	—	33,448
Merger liabilities	—	4,684
Common stock, options and warrants related to the merger with Maxim	—	41,387
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company that focuses on the development of pharmaceutical products for the treatment of cancer and pain. The Company has a portfolio of six product candidates in various stages of development: an oncology product candidate submitted for European registration, two oncology compounds, one of which has commenced a Phase II clinical trial and the second of which entered clinical development in late 2006, and three mid to late stage pain product candidates. Our portfolio of pain management and oncology product candidates allows us to be less reliant on the success of any single product candidate. The Company has yet to generate product revenues from any of our product candidates in development.
EpiCept’s leading oncology product candidate is Ceplene, which is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, specifically for patients who are in their first complete remission (CR 1). EpiCept’s mid to late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. None of EpiCept’s product candidates has been approved by the U.S. Food and Drug Administration (“FDA”) or any comparable agency in another country.
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
2. Basis of Presentation
The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, the Company has incurred an accumulated deficit of $156.9 million as of June 30, 2007 and expects to incur operating losses, potentially greater than losses in prior years, for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its product candidates, primarily for clinical trials. Based upon the projected spending levels for the Company, the Company does not currently have adequate cash and cash equivalents to complete the trials and therefore will require additional funding. As a result, the Company intends to monitor its liquidity position and the status of its clinical trials and to continue to actively pursue fund-raising possibilities through the sale of its equity securities or via alternative sources of cash. If the Company is unsuccessful in its efforts to raise additional funds through the sale of its equity securities or achievement of development milestones, it may be required to significantly reduce or curtail its research and development activities and other operations if its level of cash and cash equivalents falls below pre-determined levels. The Company raised $10.0 million gross proceeds in a private placement of common stock and common stock purchase warrants which closed on July 3, 2007. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations into the fourth quarter of 2007.
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
The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, the condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the SEC. The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of June 30, 2007 and the results of operations and cash flows for the periods ended June 30, 2007 and 2006 have been made. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
2005 Equity Incentive Plan. The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective at the time of the merger with Maxim on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 7,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. During the six months ended June 30, 2007, the Company issued approximately 1.0 million options to purchase common stock to its employees and board of directors. Based on the Black-Scholes option pricing model (volatility – 85-95%, risk free rate – 4.66-4.79%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), the Company estimated $1.0 million of share-based compensation will be recognized as compensation expense over the vesting periods. During 2007 and 2006, the Company did not grant stock options that contained either a market or a performance condition.
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
The Company utilizes the following assumptions relating to the stock-based compensation:
Expected Volatility. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent such volatility was not materially lower than its actual volatility. During 2006, the Company used a weighted average volatility rate of 82%. During 2007, the

Company used a weighted average volatility rate of 88%. Management believes that this rate is a reasonable estimate of future volatility.
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
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock and restricted stock units included in the consolidated statement of operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in $000s)		(in $000s)
General and administrative	$524	$494	$1,076	$2,699
Research and development	75	78	152	267

Stock-based compensation costs before income taxes	599	572	1,228	2,966
Benefit for income taxes (1)	—	—	—	—

Net compensation expense	$599	$572	$1,228	$2,966

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the six months ended June 30, 2007 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2006	3,123,268	$7.10	8.24	$69
Granted	964,820	$1.66
Exercised	(3,924)	$1.29
Forfeited	(191,347)	$4.10
Expired	(2,039)	$43.54

Options outstanding at June 30, 2007	3,890,778	$5.88	8.16	$823

Vested or expected to vest at June 30, 2007	3,723,861	$5.98	8.12	$776

Options exercisable at June 30, 2007	2,221,607	$7.57	7.47	$351

The Company received $3,000 from the exercise of 1,424 stock options during the six months ended June 30, 2007. The Company received $0.2 million from the exercise of 101,250 stock options during the six months ended June 30, 2006. The total intrinsic value of options exercised during 2007 and 2006 was $1,600 and $0.2 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2007 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the six months ended June 30, 2007 and 2006 was $1.66 and $3.81, respectively.

As of June 30, 2007, the total remaining unrecognized compensation cost related to the non-vested stock options, restricted stock and restricted stock units amounted to $3.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.56 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Volatility	85 - 95%	69% - 83%
Weighted average volatility	88%	82%
Risk free rate	4.66 - 4.79%	4.28% - 5.05%
Dividends	—	—
Weighted average life	5 Yrs	5 Yrs
Restricted Stock and Restricted Stock Units. The Company’s 2005 Plan authorizes the granting of restricted stock and restricted stock units. On January 8, 2007, the Company granted 0.1 million shares of restricted stock at a fair market value of $1.46 per share. The restricted stock vests monthly over four years. The Company will recognize approximately $0.2 million of stock-based compensation expense over the vesting terms. On May 23, 2007, The Company granted 33,750 restricted stock units at a far market value of $2.78 per share. The restricted stock units vest two years from the date of grant. The Company will recognize approximately $0.1 million of stock-based compensation expense over the vesting terms. For the six months ended June 30, 2007, the Company recognized approximately $30,000 of stock-based compensation expense.
1995 Stock Options. The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provides for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the 1995 Plan. All stock options granted in 2007 and 2006 were from the 2005 Plan. Under the terms of the 1995 Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of June 30, 2007.
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
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.3 million are secured by restricted cash in the same amount at June 30, 2007 and December 31, 2006.
Identifiable Intangible Asset
Intangible asset consists of the assembled workforce acquired in the merger with Maxim. The assembled workforce is being amortized over the greater of the straight-line basis or actual assembled workforce turnover over six years. Amortization will be $0.1 million per year 2007 through 2011. Assembled workforce amortization is recorded in research and development expense. During the second quarter of 2007, the Company has recorded approximately $21,000 of amortization expense. Since the closing of the merger, the Company has amortized $0.2 million.
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

	June 30,	June 30,
	2007	2006
Common stock options	3,890,778	3,019,766
Restricted stock	120,414	—
Restricted stock units	30,942	—
Warrants	5,989,669	1,278,705

Total shares excluded from calculation	10,031,803	4,298,471

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2007	2006
	(in $000s)
Prepaid expenses	$669	$744
Prepaid insurance	354	322
Prepaid taxes	6	21
Interest receivable	—	2
Receivable from sale of fixed assets and other	25	78

Total prepaid expenses and other current assets	$1,054	$1,167

Property and Equipment:
Property and equipment consist of the following:

	June 30,	December 31,
	2007	2006
	(in $000s)
Furniture, office and laboratory equipment	$1,816	$1,798
Leasehold improvements	753	743

	2,569	2,541
Less accumulated depreciation	(1,615)	(1,225)

	$954	$1,316

Depreciation expense was approximately $0.4 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively.
Other Comprehensive Loss
For the six months ended June 30, 2007, the Company’s only element of comprehensive loss other than net loss was foreign currency translation loss of $0.2 million. Total other comprehensive loss for the six months ended June 30, 2006 was $0.3 million, consisting of a foreign currency translation loss of approximately $0.4 million and net unrealized gain on available–for-sale securities of $67,000.
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
5. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	June 30,	December 31,
	2007	2006
	(in $000s)
Accrued professional fees	$461	$546
Release and settlement agreement (A)	250	—
Other accrued liabilities (B)	1,070	1,050

Total other accrued liabilities	$1,781	$1,596

(A)	In July 2007, the Company entered into a release and settlement agreement with its senior secured lender to compensate the lender for its inability to sell registered shares following a planned exercise of a portion of the warrants issued by the Company to the lender (see Note 8).

(B)	Includes a $0.4 million liability for liquidating damages as a result of a registration statement not being declared effective by the required date.
6. Notes, Loans and Financing
     The Company is a party to several loan agreements in the following amounts:

	June 30,	December 31,
	2007	2006
	(in $000s)
Ten-year, non-amortizing loan due December 31, 2007(A)	$2,070	$2,022
Term loan due June 30, 2007(B)	—	998
July 2006 note payable due monthly through July 1, 2012(C)	484	518
August 2006 senior secured term loan due monthly through August 30, 2009(D)	9,130	10,000

Total notes and loans payable, before debt discount	11,684	13,538
Less: Debt discount	499	733

Total notes and loans payable	11,185	12,805
Less: Notes and loans payable, current portion	10,777	12,358

Notes and loans payable, long-term	$408	$447

(A)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan bears interest at 6% per annum. tbg also receives additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considers the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company has assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH is anticipated over the term of the agreement.

At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the note for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to the lender from the annual surplus of EpiCept GmbH. The Company is accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. Accrued interest attributable to these additional amounts totaled $0.6 million and $0.6 million at June 30, 2007 and December 31, 2006, respectively. The effective rate of interest of this loan is 9.7%.

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

The Company allocated the $10.0 million in proceeds between the term loan and the warrants based on their fair value. The Company calculated the fair value of the warrants at the date of the transaction to be approximately $0.9 million with a corresponding amount recorded as a discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. During the six months ended June 30, 2007, the Company recognized approximately $0.2 million of non-cash interest expense related to the accretion of the debt discount. Since inception, the Company recognized approximately $0.4 million of non-cash interest expense related to the accretion of the debt discount. The fair value of the warrants was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. The value of the warrant shares was being marked to market each reporting period as a derivative gain or loss. As result of the January 2007 amendment to the warrants, the warrants issued to Hercules now meet the requirements of and are being accounted for as equity in accordance with EITF 00-19. The fair value of the warrants as of the date of the amendment was $0.8 million. For the six months ended June 30, 2007, the Company recognized the change in the value of warrants and derivatives of approximately $0.3 million, as a loss on the consolidated statement of operations.

The Company’s term loan with Hercules, which matures on August 30, 2009, contains a subjective acceleration clause and accordingly has been classified as a current liability as of June 30, 2007 and December 31, 2006 in accordance with FASB Technical Bulletin 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.
7. Preferred Stock and Warrants
Preferred Stock:
On January 4, 2006, immediately prior to the completion of the merger with Maxim, the Company issued common stock to certain stockholders upon the conversion or exercise of all outstanding preferred stock. The outstanding amount of Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock includes accreted dividends through January 4, 2006. Upon the closing of the merger with Maxim, the Company recorded a Beneficial Conversion Feature (“BCF”) relating to the anti-dilution rights of each of the series of Preferred Stock (A, B and C) of approximately $2.1 million, $1.7 million, and $4.8 million, respectively, related to the conversion of the Preferred Stock. In accordance with EITF 98-5 and EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the six months ended June 30, 2006.
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
8. Common Stock and Warrants

On July 3, 2007, the Company raised $10.0 million gross proceeds through a private placement of common stock and common stock purchase warrants. Approximately 5.1 million shares of the Company’s common stock were sold at a price of $1.95 per share. Five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 2.6 million shares of the Company’s common stock at a price of $2.93 per share. The Company closed on approximately $1.1 million of the gross proceeds as of June 30, 2007, and closed on the remaining proceeds on July 3, 2007. The Company will allocate the $10.0 million in gross proceeds between the common stock and the warrants based on their relative fair values.
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
In July 2007, the Company entered into a release and settlement agreement to compensate Hercules for its inability to sell registered shares following an April 2007 planned exercise of a portion of the warrants issued by the Company to Hercules. The Company agreed to pay Hercules a fee of $0.3 million and to compensate Hercules up to $1.1 million on its exercise and sale of a portion of the warrants, provided such exercise and sale occurs prior to November 1, 2007, to the extent the market value of the Company’s common stock on the date of exercise is less than the market value of the Company’s stock at the time Hercules planned to sell the shares issued pursuant to the exercise of the warrants. Such compensation, if any, is payable in cash up to $0.6 million, the amount EpiCept would receive from the mandatory cash exercise of the warrants, with the remainder payable at the Company’s option in cash or in the Company’s common stock based on the fair value of the stock on the date the compensation is paid. The Company considers the contingent amount a derivative and will mark the derivative to market at each reporting date. The warrants relating to the release and settlement agreement will be reclassified as a liability at the date of the derivative agreement.
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
The following table summarizes information about warrants outstanding at June 30, 2007:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2009	258,497	$37.46
February 2006 stock issuance	2011	1,020,208	4.00
Senior Secured Term Loan (See Note 7)	2011	856,164	1.46
December 2006 stock issuance	2011	3,854,800	1.47

Total		5,989,669	$3.45

9. Merger Restructuring and Litigation Accrued Liabilities
Merger restructuring and litigation accrued liabilities, relating to the completion of the merger with Maxim on January 4, 2006, consist of the following :

	Balance at		Balance at
	December 31,		June 30,
	2006	Payments	2007
		(in $000s)
Severance	$450	$(225)	$225
Litigation (See Note 11)	50	—	50

Total merger restructuring and litigation accrued liabilities	$500	$(225)	$275

Amounts due within one year			$275

10. Legal Proceedings
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
11. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in $000s)		(in $000s)
Revenue
United States	$92	$135	$239	$342
Germany	8	83	20	171

	$100	$218	$259	$513

Net loss
United States	$6,852	$7,091	$14,261	$54,188
Germany	192	230	457	759

	$7,044	$7,321	$14,718	$54,947

	June 30,	June 30,
	2007	2006
	(in $000s)
Total Assets
United States	$5,365	$11,304
Germany	60	207

	$5,425	$11,511

Long Lived Assets, net
United States	$948	$997
Germany	6	7

	$954	$1,004

12. Subsequent Event
     On August 1, 2007, the Company terminated a sublicense agreement previously established with Epitome Pharmaceuticals Limited. Under the termination agreement with Epitome, the Company will make a $0.3 million cash payment and issue five year warrants at an exercise price of $1.96 per share to purchase 0.3 million shares of the Company’s common stock in the third quarter of 2007. The Company will also make contingent cash payments over the next two years.

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
Since inception, we have incurred significant net losses each year. Our net loss for the six months ended June 30, 2007 was $14.7 million, and we had an accumulated deficit of $156.9 million as of June 30, 2007. Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur increasing expenses over the next several years as we:
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
Recent Events
On July 3, 2007 we raised $10.0 million gross proceeds through a private placement of common stock and common stock purchase warrants. Approximately 5.1 million shares of our common stock were sold at a price of $1.95 per share. Five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 2.6 million shares of our common stock at a price of $2.93 per share. We received approximately $1.1 million of the gross proceeds as of June 30, 2007, and received the remaining proceeds as of July 3, 2007. We will allocate the $10.0 million in gross proceeds between the common stock and the warrants based on their fair values.
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
In connection with the merger with Maxim on January 4, 2006, we originally recorded estimated merger-related liabilities for severance, lease termination, and legal settlements of $1.2 million, $1.1 million and $2.3 million, respectively. During the second quarter of 2006, the gross amounts of merger-related liabilities for lease termination and legal settlements were revised to $0.8 million and $2.8 million, respectively. In July 2006, in connection with the lease termination, we issued a six year non-interest bearing note in the amount of $0.8 million to the new tenant. Total future payments including broker fees amount to $1.0 million. In addition, we increased our legal accrual by $0.4 million during the second quarter of 2006 to $2.8 million. As of June 30, 2007, we paid $1.0 million and issued 1.0 million shares of our common stock with a market value of approximately $1.7 million for the settlement of certain Maxim lawsuits. See Note 10 of the condensed consolidated financial statement for a roll-forward of Merger Restructuring and Litigation Accrued Liabilities.
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

Upon the closing of the merger with Maxim, we recorded a beneficial conversion feature (“BCF”) charge relating to the anti-dilution rights of each of the Series A convertible preferred stock, the Series B redeemable convertible preferred stock and the Series C redeemable convertible preferred stock (collectively, the “Preferred Stock”) of approximately $2.1 million, $1.7 million, and $4.8 million, respectively related to the conversion of the Preferred Stock. In accordance with EITF Issue No. 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratio” (“EITF 98-5”) and EITF No. 00-27, “Application Of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 and charged to deemed dividends in the consolidated statement of operations for the six months June 30, 2006.
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
Our application of these standards involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectibility is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, we have determined that our upfront non-refundable license fees cannot be separated from our ongoing collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, we do not treat them as a separate element. We recognize revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to our license with Endo, or ratably over either the development period or the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and 2) the expiration of the last EpiCept licensed patent as we do with respect to our license with DURECT. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period.
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
Stock-Based Compensation
In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) 123R (“FAS 123R”). This statement is a revision to FAS 123, “Accounting for Stock-Based Compensation” (“FAS 123”), supersedes Accounting Principle Board (“APB”) “Accounting for Stock Issued to Employees,”(“APB 25”) and amends FAS 95, “Statement of Cash Flows.” (“FAS 95”). FAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and requires public companies to recognize such transactions as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. We adopted FAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS 123R. Accordingly prior period amounts have not been restated. We are now required to record compensation expense at fair value for all future awards granted after the date of adoption. As of the adoption of FAS 123R, there was no effect on the condensed consolidated financial statements because there was no compensation expense to be recognized. We had no unvested granted awards on January 1, 2006. During the six months ended June 30, 2007 and 2006, we issued approximately 1.0 million and 2.4 million stock options with varying vesting provisions to our employees and board of directors. Based on the Black-Scholes valuation method (volatility – 85-95%, risk free rate – 4.66-4.79%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), for the grants issued in 2007, we estimated $1.0 million of share-based compensation will be recognized as compensation expense over the vesting periods. During each of the three months ended June 30, 2007 and 2006, we recognized total share-based compensation of approximately $0.6 million related to the options granted during 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. During the six months ended June 30, 2007 and 2006, we recognized total share-based compensation of approximately $1.2 and $3.0 million, respectively, related to the options granted during 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
In accordance with the terms of a separation agreement with a former employee, we agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase our common stock from three months following the effective date of his resignation, March 19, 2007, to 24 months following such effective date. We recorded associated compensation expense related to a modification of the exercise period of $50,000 in the first quarter of 2007.
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
Accounting for equity instruments granted by us requires fair value estimates of the equity instrument granted or sold. If our estimates of fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted in exchange for the receipt of goods or services, we estimate the value of the equity instruments based upon the market price of the stock as of the date of the grant. Changes in the market price of our common stock and our stock price volatility could have a significant effect on the determination of future stock-based compensation. Due to limited Company specific historical volatility data, we have based our estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent such volatility was not materially lower than our actual volatility. For the first quarter of 2006, we used the historical volatility rates of comparable companies. During 2007, we used a weighted average volatility rate of 88%. We believe that this rate is a reasonable estimate of future volatility.
Deferred Financing Costs
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. These costs are capitalized and amortized using the effective interest rate method over the life of the applicable financing. We incurred deferred financing costs related to the senior secured term loan in the amount of $0.8 million, of which $0.2 million was unpaid at June 30, 2007. We incurred deferred financing costs related to the issuance of common stock and SEDA in December 2006 in the amount of $1.2 million of which $0.1 million was unpaid at June 30, 2007.
Derivatives
As a result of certain financings, derivative instruments were created that we have measured at fair value and marks to market at each reporting period. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our cost of capital, risk free rate of return, volatility in the fair value of our stock price, future foreign exchange rates of the U.S. dollar to the euro and future profitability of our German subsidiary. At each reporting date, we review applicable assumptions and estimates relating to fair value and record any changes in the statement of operations.
Beneficial Conversion Feature of Certain Instruments
The convertible feature of certain financial instruments provided for a rate of conversion that was below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature (“BCF”). Pursuant to EITF Issue No. 98-5 and EITF No. 00-27, the estimated fair value of a BCF is recorded as interest expense if it is related to debt or a dividend if it is related to preferred stock. If the conversion feature is contingent, then the BCF is measured but not recorded until the contingency is resolved. Our Senior Notes and the November Senior Notes both contained contingent BCF’s. Upon closing of the merger with Maxim, the contingency was resolved and we recorded a BCF of approximately $4.4 million as an additional charge to interest expense. Our Preferred Stock and warrants contained anti-dilution provisions. Upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a result of the anti-dilution provisions contained in the Company’s outstanding Preferred Stock and related warrants.
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
One of our outstanding debt instruments, originally expressed in German deutsche marks, is now denominated in euros. Changes in the value of the euro relative to the value of the U.S. dollar could affect the U.S. dollar value of that indebtedness at each reporting date as substantially all of our assets are held in U.S. dollars. These changes are recognized by EpiCept as a foreign currency transaction gain or loss, as applicable, and are reported in other expense or income in our consolidated statements of operations.
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
Results of Operations
Three months ended June 30, 2007 and 2006
     Revenues. During the three months ended June 30, 2007, we recognized deferred revenue of approximately $0.1 million from the upfront licensing fees and milestone payments received from Endo, DURECT and royalties with respect to acquired Maxim technology. During the three months ended June 30, 2006, we recognized deferred revenue of approximately $0.2 million from the upfront licensing fees and milestone payments received from Adolor and Endo. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last-to-expire patent with DURECT. On October 27, 2006, we were informed of the decision by Adolor to discontinue its licensing agreement with us for LidoPAIN SP. As a result, we recognized all remaining deferred revenue from our agreement with Adolor in the fourth quarter of 2006. Previously, we recognized revenue from our agreement with Adolor on a straight line basis over the estimated development period of LidoPAIN SP. We recognized revenue of $1,000 and $0 for the three months ended June 30, 2007 and 2006, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of June 30, 2007 of $1.0 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Endo and DURECT.
     General and administrative expense. General and administrative expense decreased by $0.2 million from $3.6 million for the three months ended June 30, 2006 to $3.4 million for the three months ended June 30, 2007. The decrease was primarily attributable to lower premises, legal, and insurance expenses for the three months ended June 30, 2007 as compared to the same period in 2006. The decrease was partially offset by a $0.4 million charge for liquidating damages as a result of a registration statement not being declared effective by the required date and a $0.3 million charge relating to a release and settlement agreement with our senior secured lender

(See “Contractual Obligations — Other Commitments”).
     Research and development expense. Research and development expense decreased by $0.9 million from $4.2 million for the three months ended June 30, 2006 to $3.3 million for the three months ended June 30, 2007. During the second quarter of 2007, our clinical activity increased as we proceeded with our two clinical trials of NP-1, which commenced in April, and continued our Phase I clinical trial of EPC 2407. Consulting expenses also increased as we reviewed the Day 80 report and the Day 120 List of Questions related to the Ceplene MAA, and commenced preparation of our response to the EMEA. During the second quarter of 2006, our research and development efforts concentrated on preparing EPC 2407 for an IND filing and commencement of clinical trials, the continuation of our Phase III clinical trial for LidoPAIN SP, and preparation of Ceplene MAA filing with the EMEA. Depreciation and premises expenses declined by $0.4 million in the second quarter of 2007 compared to 2006.
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
     Acquired In-Process Research and Development. In connection with the merger with Maxim on January 4, 2006, we recorded an in-process research and development charge of $0.3 million during the three months ended June 30, 2006 representing the estimated fair value of the acquired in-process research and development related to the acquired interest that had not yet reached technological feasibility and had no alternative future use (see Purchase Price Allocation). The reduction of $0.3 million was the result of a decrease in merger-related liabilities consisting of a $0.6 million decrease from the termination of one lease in San Diego which was partially offset by a $0.4 million increase in litigation costs. With respect to the merger with Maxim, there will be no further charges recorded to acquired in-process research and development.

     Other income (expense). Our other income (expense) consisted of the following for the three months ended June 30, 2007 and 2006:

	2007	2006
	(in $000s)
Other income (expense) consist of:
Interest expense	$(591)	$(234)
Change in value of warrants and derivatives	—	—
Interest income	18	103
Miscellaneous income	—	50
Foreign exchange gain	63	85

Other expense, net	$(510)	$4

Other income (expense), net, decreased $0.5 million to $0.5 million for the three months ended June 30, 2007 from $4,000 for the three months ended June 30, 2006. The decrease was primarily attributable to an increase in interest expense related to the senior secured term loan we entered into in August 2006. Interest income also decreased by approximately $0.1 million due to lower average cash balances during the three months ended June 30, 2007.
Six months ended June 30, 2007 and 2006
     Revenues. During the six months ended June 30, 2007, we recognized deferred revenue of approximately $0.3 million from the upfront licensing fees and milestone payments received from Endo, DURECT and royalties with respect to acquired Maxim technology. During the six months ended June 30, 2006, we recognized deferred revenue of approximately $0.5 million from the upfront licensing fees and milestone payments received from Adolor and Endo. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last-to-expire patent with DURECT. On October 27, 2006, we were informed of the decision by Adolor to discontinue its licensing agreement with us for LidoPAIN SP. As a result, we recognized all remaining deferred revenue from our agreement with Adolor in the fourth quarter of 2006. Previously, we recognized revenue from our agreement with Adolor on a straight line basis over the estimated development period of LidoPAIN SP. We recognized revenue of $25,000 and $19,000 for the six months ended June 30, 2007 and 2006, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of June 30, 2007 of $1.0 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Endo and DURECT.
     General and administrative expense. General and administrative expense decreased by $2.7 million from $9.3 million for the six months ended June 30, 2006 to $6.6 million for the six months ended June 30, 2007. In January 2006, we recorded a charge of $2.2 million in connection with the stock option grants to certain of our employees, including executive officers under FAS123R. For the six months ended June 30, 2007, stock-based compensation charges amounted to $1.1 million, or a decrease of $1.6 million from 2006. In addition, our premises, legal, personnel and insurance expenses decreased $2.2 million for the six months ended June 30, 2007 as compared to the same period in 2006. These decreases were partially offset by an increase in investor relations, public reporting costs and other administrative expenses of $0.3 million, a $0.4 million charge for liquidating damages as a result of a registration statement not being declared effective by the required date and a $0.3 million charge relating to a release and settlement agreement with our senior secured lender (See “Contractual Obligations — Other Commitments”) for the six months ended June 30, 2007.
     Research and development expense. Research and development expenses decreased by $0.9 million from $7.9 million for the six months ended June 30, 2006 to $7.0 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, our clinical activity increased significantly as we completed preparations for the clinical trials of NP-1, two of which commenced in April, and continued our Phase I clinical trial of EPC 2407. Consulting expenses also increased significantly as we received and reviewed the Day 80 report and the Day 120 List of Questions related to the Ceplene MAA, and commenced preparation of our response to the EMEA. The increase in clinical activity and consulting expense during the six months ended June 30, 2007 was offset by a reduction in preclinical activity. During the six months ended June 30, 2006, our research and development efforts concentrated on preparing EPC 2407 for an IND filing and commencement of clinical trials, the continuation of our Phase III clinical trial for LidoPAIN SP, and preparation of Ceplene MAA filing with the EMEA. Stock-based compensation, patents, and depreciation expenses declined by $0.5 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

     Acquired In-Process Research and Development. In connection with the merger with Maxim on January 4, 2006, we recorded an in-process research and development charge of $33.4 million representing the estimated fair value of the acquired in-process research and development related to the acquired interest, that had not yet reached technological feasibility and had no alternative future use for the six months ended June 30, 2006. With respect to the merger with Maxim, there will be no further charges recorded to acquired in-process research and development.
     Other income (expense). Our other income (expense) consisted of the following for the six months ended June 30, 2007 and 2006:

	2007	2006
	(in $000s)
Other income (expense) consist of:
Interest expense	$(1,207)	$(5,171)
Change in value of warrants and derivatives	(278)	(7)
Interest income	64	204
Miscellaneous income	—	50
Foreign exchange gain	108	94

Other expense, net	$(1,313)	$(4,830)

Other income (expense), net, decreased $3.5 million to $1.3 million for the six months ended June 30, 2007 from $4.8 million for the six months ended June 30, 2006. Certain of our debt instruments outstanding prior to the merger with Maxim contained contingent BCFs. Upon the closing of the merger with Maxim on January 4, 2006, the contingency was resolved and we recorded BCFs of approximately $4.4 million in 2006 as an additional charge to interest expense. The change in other income (expense) includes a decrease in interest income of approximately $0.1 million due to lower average cash balances during the six months ended June 30, 2007. Interest expense includes approximately $0.6 million in interest expense related to the senior secured term loan we entered into in August 2006.
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
Deemed Dividends and Redeemable Convertible Preferred Stock Dividends. Deemed and accreted redeemable convertible preferred stock dividends amounted to $0 and $9.0 million for the six months ended June 30, 2007 and 2006, respectively. Our Preferred Stock contained anti-dilution provisions and upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a deemed dividend in accordance with EITF 98-5. Due to the conversion of the Preferred Stock to common stock on January 4, 2006, there was no further accretion of dividends on such instruments.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and we do not expect to generate significant revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $156.9 million as of June 30, 2007, and expect to incur significant operating losses for a number of years in the future. Should we be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations through the proceeds from the sales of common and preferred securities, debt instruments, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of its New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
	(in $000s)
Working capital deficit	$16,584	$4,482
Cash and cash equivalents	1,885	14,097
Notes and loans payable, current portion	10,777	12,358
Notes and loans payable, long term portion	408	447
Working Capital
At June 30, 2007, we had working capital deficit of $16.6 million consisting of current assets of $2.9 million and current liabilities of $19.5 million. This represents an increase of approximately $12.1 million from the working capital deficit of $4.5 million at December 31, 2006, consisting of current assets of $15.3 million and current liabilities of $19.8 million. We funded our working capital deficit and the cash portion of our 2007 operating loss with the cash proceeds from the August 2006 and December 2006 financings. Our note payable with Hercules which matures on August 30, 2009, contains a subjective acceleration clause and, accordingly, has been classified as a current liability as of June 30, 2007 and December 31, 2006 in accordance with FASB Technical Bulletin (“FTB”) 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements” (“FTB 79-3”). In January 2007, we repaid the outstanding balance and accrued interest of approximately $1.0 million to IKB Private Equity GmbH, or IKB.
Cash, Cash Equivalents and Marketable Securities
At June 30, 2007, our cash and cash equivalents amounted to $1.9 million, a decrease of $12.2 million, from $14.1 million at December 31, 2006. This decrease is primarily attributable to our net loss and payments on our outstanding loans, including the repayment of the outstanding loan balance and accrued interest of approximately $1.0 million to IKB, partially offset by the receipt of approximately $1.1 million of the $10.0 million gross proceeds raised in the private placement of common stock and common stock purchase warrants entered into on June 28, 2007.
Current and Future Liquidity Position
During 2006, we raised gross proceeds of $31.6 million from the issuance of a senior secured term loan together with common stock purchase warrants and the sale of common stock and warrants. In July 2007, we raised gross proceeds of $10.0 million from the sale of common stock and warrants. Our cash at June 30, 2007 of $1.9 million plus the remaining proceeds from a private placement of common stock and common stock purchase warrants that closed on July 3, 2007, expected future payments from our strategic partners and interest earned on cash balances and investments are expected to be sufficient to meet our projected operating requirements into the fourth quarter 2007. We may raise additional funds in the future through public or private financings, strategic relationships or other arrangements.
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
Operating Activities
Net cash used in operating activities for the first six months of 2007 was $10.5 million as compared to $13.6 million in the first six months of 2006. Cash was primarily used to fund our net loss for the applicable period for research and development and general and administrative expenses. The 2007 net loss was partially offset by non-cash charges of $1.2 million of stock-based compensation and $0.4 million of depreciation and amortization expense. Deferred revenue decreased by $0.2 million to account for the portion of the Endo and DURECT deferred revenue recognized as revenue. The 2006 net loss was partially offset by non-cash charges of $33.4 million of in-process research and development expense related to the merger with Maxim, $4.4 million of BCF charges related to debt conversions in connection with the merger with Maxim, $3.0 million of FAS123R stock-based compensation and $0.8 million of depreciation and amortization expense.
Investing Activities
During 2007, we purchased $0.1 million of fixed assets in connection with the move of our corporate headquarters. The Company acquired cash in the merger with Maxim of $3.5 million, which was offset by $3.6 million in deferred acquisition costs paid in 2006. $10.4 million of marketable securities matured during 2006.
Financing Activities
Net cash used in financing activities for the first six months of 2007 was $1.5 million. During the first six months of 2007, we repaid the outstanding loan balance and accrued interest of approximately $1.0 million to IKB, paid $0.9 million towards our August 2006 term loan and deferred financing costs of $0.7 million. We also received approximately $1.1 million of the $10.0 million gross proceeds raised in the private placement of common stock and common stock purchase warrants that closed on July 3, 2007. During the first six months of 2006, we raised $11.6 million gross proceeds less $0.8 million transaction related costs in connection with the issuance of common stock and warrants. In addition, we paid $1.0 million in loan repayments, capital lease obligation payments and payments of deferred initial public offering costs remaining from our canceled initial public offering in May 2005.
Contractual Obligations
As of June 30, 2007, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of June 30, 2007):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$5,902	$5,554	$228	—	$11,684
Interest expense	2,200	511	29	—	2,740
Operating leases	1.434	1,712	574	—	3,720
Severance	225	—	—	—	225
Other obligations	5,181	1,550	950	400	8,081

Total	$14,942	$9,327	$1,781	$400	$26,450

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
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Our note payable with Hercules which matures on August 30, 2009, contains a subjective acceleration clause, and accordingly, has been classified as a current liability as of June 30, 2007 and December 31, 2006 in accordance with FTB 79-3.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility leases in Tarrytown, New York, which expires February 2012, and Munich, Germany, which expires in July 2009. Long-term commitments under operating leases for facilities leased by Maxim and retained by EpiCept relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2008. In July 2006, we terminated our lease of certain property in San Diego, CA. In connection with the lease termination, we issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of June 30, 2007, we may be required to make future milestone payments, totaling approximately $8.1 million, (see table above) under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
We are also obligated to make future royalty payments to three of our collaborators under existing license agreements, based on net sales of EpiCept NP-1, LidoPAIN SP and EPC2407, to the extent revenues on such products are realized. EpiCept has not estimated the amount or timing of such royalty payments.
In July 2007 we entered into a release and settlement agreement to compensate Hercules for its inability to sell registered shares following an April 2007 planned exercise of a portion of the warrants issued by us to Hercules. We agreed to pay Hercules a fee of $0.3 million and to compensate Hercules up to $1.1 million on its exercise and sale of a portion of the warrants, provided such exercise and sale occurs prior to November 1, 2007, to the extent the market value of our common stock on the date of exercise is less than the market value of our stock at the time Hercules planned to sell the shares issued pursuant to the exercise of the warrants. Such compensation, if any, is payable in cash up to $0.6 million, the amount we would receive from the mandatory cash exercise of the warrants, with the remainder payable at our option in cash or in our common stock based on the fair value of the stock on the date the compensation is paid. We consider the contingent amount a derivative and will mark the derivative to market at each reporting date. The warrants relating to the release and settlement agreement will be reclassified as a liability at the date of the derivative agreement.
On August 1, 2007, we terminated a sublicense agreement previously established with Epitome Pharmaceuticals Limited. Under the termination agreement with Epitome, we will make a $0.3 million cash payment and issue five year warrants at an exercise price of $1.96 per share to purchase 0.3 million shares of our common stock in the third quarter of 2007. We will also make contingent cash payments over the next two years.

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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 28, 2007, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors. Pursuant to the Purchase Agreement, the selling stockholders purchased in the aggregate, severally and not jointly, approximately 5.1 million shares of the Company’s common stock, at a price of $1.95 per share, and warrants to purchase approximately 2.6 million shares of the Company’s common stock with an exercise price of $2.93 per share. The warrants are exercisable for common stock of the Company until June 28, 2012, beginning six (6) months from the date they are issued. The private placement closed on July 3, 2007. The Company received gross proceeds from the private placement of approximately $10.0 million.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submissions of Matters to Vote of Security Holders.
At our Special Meeting of Stockholders held on April 6, 2007, the stockholders of the Corporation approved of the sale and issuance, in a private placement on December 22, 2006 to certain investors as well as the issuance, from time to time of up to 19.9 percent of our common stock at a discount to the then current market price pursuant to a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., with 12,801,643 votes for ratification, 179,321 votes against ratification, and 6,593 abstentions.
Our Annual Meeting of Stockholders was held on May 23, 2007. Holders of an aggregate of 32,401,252 shares of our Common Stock were entitled to vote at the meeting, of which 16,981,117 were present in person or represented by proxy. At the Annual Meeting, our stockholders voted as follows:
     Proposal One. The election of two directors to serve for the ensuing three years until their respective successors are elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld
Gerhard Waldheim	16,617,513	363,604
John F. Bedard	16,585,205	395,912

The Stockholders reelected, by a plurality of the votes cast, Gerhard Waldheim and John F. Bedard to the Board of Directors of the Company. They will serve until the Annual Meeting of Stockholders in 2010 and until their successors are elected and qualify.
Proposal Two. The ratification of the selection by the Audit Committee of the Company’s Board of Directors of Deloitte & Touche LLP as the independent registered public accounting firm for the year ending December 31, 2007.

Total Votes For	Total Votes Against	Total Votes Abstained
16,774,724	63,250	143,203
     The appointment of Deloitte & Touche LLP was ratified.
Proposal Three. Amend the certificate of incorporation to increase the number of authorized shares of common stock to 75,000,000 shares.

Total Votes For	Total Votes Against	Total Votes Abstained
16,378,952	440,051	162,174
     The amendment to our certificate of incorporation was approved.
Proposal Four. Amend the 2005 Equity Incentive Plan to increase the number of available shares to 7,000,000 shares and to authorize the issuance of restricted stock units within the Plan.

Total Votes For	Total Votes Against	Total Votes Abstained
13,648,725	484,852	186,174
     The amendment to our 2005 Equity Incentive Plan was approved.
Item 5. Other Information
On April 10, 2007, we received a letter from The Nasdaq Stock Market indicating that we are now compliant with the terms of the Nasdaq Listing Qualifications Panel’s decision dated January 26, 2007, and therefore the Panel determined to continue the listing of our securities on The Nasdaq Capital Market.
Item 6. Exhibits

Number	Exhibit

3.1	Second Amended And Restated Certificate Of Incorporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K dated May 30, 2007).

10.1	2005 Equity Incentive Plan (Amended And Restated May 23, 2007) (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K dated May 30, 2007).

10.2	Securities Purchase Agreement, dated June 28, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K dated June 29, 2007).

10.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K dated June 29, 2007).

10.4	Registration Rights Agreement, dated June 28, 2007 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K dated June 29, 2007).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
August 14, 2007	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer