Form 10-Q
period 2007-09-30
EPICEPT CORP
filed 2007-11-07
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2007 the Registrant had outstanding 42,213,625 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$748	$14,097
Prepaid expenses and other current assets	797	1,167

Total current assets	1,545	15,264
Restricted cash	335	335
Property and equipment, net	760	1,316
Deferred financing costs	675	1,075
Identifiable intangible asset, net	349	410
Other assets	27	26

Total assets	$3,691	$18,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,229	$2,877
Accrued research contract costs	1,378	761
Accrued interest	697	691
Other accrued liabilities	1,174	1,596
Merger restructuring and litigation accrued liabilities	112	500
Warrants	506	516
Notes and loans payable, current portion	10,091	12,358
Deferred revenue, current portion	155	446

Total current liabilities	16,342	19,745

Notes and loans payable	388	447
Deferred revenue	6,704	6,675
Deferred rent and other noncurrent liabilities	834	932

Total long term liabilities	7,926	8,054

Total liabilities	24,268	27,799

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.0001 par value; authorized 75,000,000 shares; issued 37,964,789 and 32,404,895 at September 30, 2007 and December 31, 2006, respectively	4	3
Additional paid-in capital	138,927	130,105
Warrants	6,932	4,028
Accumulated deficit	(164,580)	(142,156)
Accumulated other comprehensive loss	(1,785)	(1,278)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(20,577)	(9,373)

Total liabilities and stockholders’ deficit	$3,691	$18,426

(1)	Derived from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$46	$220	$304	$733

Operating expenses:
General and administrative	2,360	2,497	9,008	11,776
Research and development	4,671	4,365	11,683	12,267
Acquired in-process research and development	—	(87)	—	33,362

Total operating expenses	7,031	6,775	20,691	57,405

Loss from operations	(6,985)	(6,555)	(20,387)	(56,672)

Other income (expense):
Interest income	23	67	88	270
Miscellaneous income	—	50	—	100
Foreign exchange gain (loss)	242	(10)	350	84
Interest expense	(548)	(420)	(1,756)	(5,591)
Reversal of contingent interest expense	—	994	—	994
Change in value of warrants and derivatives	(437)	370	(715)	363

Other income (expense), net	(720)	1,051	(2,033)	(3,780)

Net loss before income taxes	(7,705)	(5,504)	(22,420)	(60,452)
Income taxes	—	—	(4)	—

Net loss	(7,705)	(5,504)	(22,424)	(60,452)
Deemed dividends and redeemable convertible preferred stock dividends	—	—	—	(8,963)

Loss attributable to common stockholders	$(7,705)	$(5,504)	$(22,424)	$(69,415)

Basic and diluted loss per common share	$(0.20)	$(0.22)	$(0.66)	$(2.94)

Weighted average common shares outstanding	37,599,333	24,525,026	34,152,187	23,633,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
For the Nine Months Ended September 30, 2007
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss

Balance at December 31, 2006	32,404,895	$3	$130,105	$4,028	$(142,156)	$(1,278)	$(75)	$(9,373)

Reclassification of warrants from liability to equity				795				795
Reclassification of warrants from equity to liability				(653)				(653)
Additional financing costs related to December 2006 issuance of common stock and warrants			(45)	(18)				(63)
Issuance of restricted common stock	26,191		38					38
Issuance of common stock and warrants, net of costs	5,128,217	1	6,443	2,418				8,862
Issuance of warrants to third party				362				362
Exercise of stock options	5,486		8					8
Exercise of warrants	400,000		584					584
Stock-based compensation expense			1,790					1,790
Stock-based compensation expense issued to third party			4					4
Foreign currency translation adjustment						(507)		(507)	(507)
Net loss					(22,424)			(22,424)	(22,424)

Balance at September 30, 2007	37,964,789	$4	$138,927	$6,932	$(164,580)	$(1,785)	$(75)	$(20,577)	$(22,931)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(22,424)	$(60,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643	1,000
Loss on disposal of property and equipment, net	—	63
Foreign exchange gain	(350)	(84)
Acquired in-process research and development	—	33,362
Stock-based compensation expense	1,832	3,595
Non-cash warrant value	362	—
Amortization of deferred financing costs and discount on loans	736	641
Beneficial conversion feature expense	—	4,362
Change in value of warrants and derivatives	715	(363)
Changes in operating assets and liabilities, net of merger assets and liabilities:
Decrease in prepaid expenses and other current assets	347	858
Decrease in other assets	—	113
Increase in accounts payable	139	52
Increase in accrued research contract costs	617	594
Increase in accrued interest — current	6	147
Decrease in other accrued liabilities	(400)	(1,114)
Merger restructuring and litigation payments	(388)	(1,048)
Recognition of deferred revenue	(262)	(697)
Increase in accrued interest — noncurrent	—	53
Payment of warrant liability	(584)	—
Increase in contingent interest	—	124
Reversal of contingent interest expense	—	(994)
Decrease in deferred rent and other noncurrent liabilities	(97)	(8)

Net cash used in operating activities	(19,108)	(19,796)

Cash flows from investing activities:
Cash acquired in merger	—	3,536
Maturities of marketable securities	—	10,379
Establishment of restricted cash	—	(80)
Purchases of property and equipment	(153)	(11)
Payment of acquisition related costs	—	(3,640)
Proceeds from sale of web site	—	100
Proceeds from sale of property and equipment	22	127

Net cash (used in) provided by investing activities	(131)	10,411

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	592	184
Proceeds from issuance of common stock and warrants, net	8,896	10,802
Proceeds from loans and warrants	—	10,000
Repayment of loan	(2,817)	(771)
Deferred financing costs	(777)	(257)
Payments on capital lease obligations	—	(137)
Payment of canceled initial public offering costs	—	(363)

Net cash provided by financing activities	5,894	19,458

Effect of exchange rate changes on cash and cash equivalents	(4)	(15)

Net (decrease) increase in cash and cash equivalents	(13,349)	10,058
Cash and cash equivalents at beginning of year	14,097	403

Cash and cash equivalents at end of period	$748	$10,461

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,032	$460
Cash paid for income taxes	4	3
Supplemental disclosure of non-cash investing and financing activities:
Redeemable convertible preferred stock dividends	—	13
Beneficial conversion features in connection with conversion of preferred stock and warrant exercise	—	8,950
Beneficial conversion features in connection with conversion of convertible notes	—	4,362
Conversion of convertible preferred stock into common stock	—	34,847
Conversion of convertible loans and accrued interest and exercise of bridge warrants into common stock	—	17,320
Reclassification of warrants from liability to equity	142	—
Exercise of preferred stock warrants into common stock	—	950
Unpaid costs associated with issuance of common stock	97	13
Unpaid financing, initial public offering costs and acquisition costs	150	594
Merger with Maxim:
Assets acquired	—	19,494
Liabilities assumed	—	3,047
In-process technology	—	33,362
Merger liabilities	—	4,684
Common stock, options and warrants related to the merger with Maxim	—	41,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of cancer and pain. The Company has a portfolio of six product candidates in various stages of development: an oncology product candidate submitted for European registration, two oncology compounds, one of which has commenced a Phase II clinical trial and the second of which has completed enrollment in a Phase I clinical trial, one pain compound in a Phase III clinical trial and two other pain compounds in Phase II clinical trials. This portfolio of pain management and oncology product candidates allows us to be less reliant on the success of any single product candidate. The Company has yet to generate product revenues from any of its product candidates in development.
EpiCept’s leading oncology product candidate, Ceplene, was submitted for European registration in October 2006. Ceplene is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, specifically for patients who are in their first complete remission. EpiCept has completed its Phase I clinical trial for EPC2407, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with advanced solid tumors and lymphomas. Azixa™ (MPC-6827), an apoptosis inducer with VDA activity is licensed by the Company to Myriad Genetics, Inc. as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
EpiCept’s pain compounds include: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. The Company’s portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. The Company’s pain product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration (“FDA”) approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain. None of EpiCept’s product candidates has been approved by the U.S. FDA or any comparable agency in another country.
The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with the Company’s ability to obtain regulatory approval for its product candidates, including Ceplene, its ability to adequately fund its operations, dependence on collaborative arrangements, the development by the Company or its competitors of new technological innovations, the dependence on key personnel, the protection of proprietary technology, the compliance with the U.S. FDA and other governmental regulations.
On January 4, 2006, Magazine Acquisition Corp. (“Magazine”), a wholly owned subsidiary of EpiCept, completed its merger with Maxim Pharmaceuticals Inc. (“Maxim”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), among EpiCept, Magazine and Maxim, dated as of September 6, 2005. Under the terms of the Merger Agreement, Magazine merged with and into Maxim, with Maxim continuing as the surviving corporation as a wholly-owned subsidiary of EpiCept. For more information please see the Company’s December 31, 2006 Annual Report filed on Form 10-K with the SEC.
2. Basis of Presentation
The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and does not expect to generate any such revenues before 2008, if at all. As a result, the Company has incurred an accumulated deficit of $164.6 million as of September 30, 2007 and may incur operating losses, potentially greater than losses in prior years, for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its product candidates, primarily for clinical trials. The Company is monitoring its liquidity position and the status of its clinical trials and intends to continue to actively pursue fund-raising possibilities through the sale of its equity securities or via alternative sources of cash. The Company raised $10.0 million in gross proceeds in a private placement of common stock and common stock purchase warrants which closed on July 3, 2007. The Company also received gross proceeds of approximately $8.0 million from the public offering of its common stock and common stock purchase warrants registered under a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in August 2007, which closed on October 12, 2007. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations into the first quarter of 2008 but will need to raise additional capital in the next few months. If the Company is unsuccessful in its efforts to raise additional funds through the sale of its securities or achievement of development milestones, it may be required to significantly reduce or curtail its research and development activities and other operations.
The Company will require substantial new funding to pursue development and commercialization of its product candidates and continue its operations. The Company believes that satisfying these capital requirements over the long-term will require successful commercialization of its product candidates. However, it is uncertain whether any of the Company’s product candidates will be approved or will be commercially successful. The amount of the Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. If the Company obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates.
The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, the condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the SEC. The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of September 30, 2007 and the results of operations and cash flows for the periods ended September 30, 2007 and 2006 have been made. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC.
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

The Company’s application of these standards requires subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. The Company evaluates its collaboration agreements to determine units of accounting for revenue recognition purposes. To date, the Company has determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities and, accordingly, do not treat them as a separate element. The Company recognizes revenue from non-refundable, upfront licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method or ratably over either the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract, or the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis or (2) the expiration of the last EpiCept licensed patent. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period. Proportional performance is measured based on costs incurred compared to total estimated costs to be incurred over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The Company periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time.
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
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) 123R (“FAS 123R”), “Share-Based Payment”. FAS 123R is a revision of FAS 123 “Accounting for Stock-Based Compensation” (“FAS 123”), and supersedes Accounting Principles Board (“APB”) APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. FAS 123 focused primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted FAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS 123R. Accordingly, prior period amounts have not been restated. As of the adoption of FAS 123R, there was no effect on the consolidated financial statements because there was no compensation expense to be recognized. The Company had no unvested, granted awards on January 1, 2006. The Company records compensation expense at fair value for all awards granted after the date of adoption and for the unvested portion of previously granted awards at their respective vesting dates which related to the options assumed upon the completion of the merger with Maxim.
2005 Equity Incentive Plan. The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective at the time of the merger with Maxim on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the board of directors. A total of 7,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. During the nine months ended September 30, 2007, the Company issued approximately 1.0 million options to purchase common stock to its employees and board of directors. Based on the Black-Scholes option pricing model (volatility — 85-95%, risk free rate — 4.66-4.79%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), the Company estimates that $1.0 million of share-based compensation will be recognized as compensation expense over the vesting periods. During 2007 and 2006, the Company did not grant stock options that contained either a market or a performance condition.
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

The Company utilizes the following assumptions relating to the stock-based compensation:
Expected Volatility. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent such volatility was not materially lower than its actual volatility. During 2006, the Company used a weighted average volatility rate of 81%. During 2007, the Company used a weighted average volatility rate of 88%. Management believes that this rate is a reasonable estimate of future volatility.
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
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock and restricted stock units included in the consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in $000s)		(in $000s)
General and administrative	$527	$522	$1,602	$3,246
Research and development	78	82	230	349

Stock-based compensation costs before income taxes	605	604	1,832	3,595
Benefit for income taxes (1)	—	—	—	—

Net compensation expense	$605	$604	$1,832	$3,595

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the nine months ended September 30, 2007 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2006	3,123,268	$7.10	8.24	$69
Granted	964,820	$1.66
Exercised	(5,486)	$1.34
Forfeited	(210,677)	$4.45
Expired	(2,039)	$43.54

Options outstanding at September 30, 2007	3,869,886	$5.87	7.91	$478

Vested or expected to vest at September 30, 2007	3,724,815	$5.97	7.87	$454

Options exercisable at September 30, 2007	2,419,180	$7.29	7.34	$244

The Company received $8,000 from the exercise of 5,486 stock options during the nine months ended September 30, 2007. The Company received $0.2 million from the exercise of 101,250 stock options during the nine months ended September 30, 2006. The total intrinsic value of options exercised during 2007 and 2006 was $4,800 and $0.2 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2007 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the nine months ended September 30, 2007 and 2006 was $1.66 and $3.70, respectively.
As of September 30, 2007, the total remaining unrecognized compensation cost related to the non-vested stock options, restricted stock and restricted stock units amounted to $3.3 million, which will be amortized over the weighted-average remaining requisite service period of 2.38 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended
	September 30
	2007	2006

Volatility	85-95%	69% - 83%
Weighted average volatility	88%	82%
Risk free rate	4.66-4.79%	4.28% - 5.05%
Dividends	—	—
Weighted average life	5 Yrs	5 Yrs
Restricted Stock and Restricted Stock Units. The Company’s 2005 Plan authorizes the granting of restricted stock and restricted stock units. On January 8, 2007, the Company granted 0.1 million shares of restricted stock at a fair market value of $1.46 per share. The restricted stock vests monthly over four years. The Company will recognize approximately $0.2 million of stock-based compensation expense over the vesting terms. On May 23, 2007, the Company granted 33,750 restricted stock units at a far market value of $2.78 per share. The restricted stock units vest two years from the date of grant. The Company will recognize approximately $0.1 million of stock-based compensation expense over the vesting terms. For the nine months ended September 30, 2007, the Company recognized approximately $0.1 million of stock-based compensation expense.
1995 Stock Options. The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provided for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock were authorized under the 1995 Plan. All stock options granted in 2007 and 2006 were from the 2005 Plan. Under the terms of the 1995 Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of September 30, 2007.
2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The Stock Purchase Plan became effective upon the completion of the merger with Maxim on January 4, 2006 and a total of 500,000 shares of common stock have been reserved for sale. No shares have been issued under the Stock Purchase Plan.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.3 million are secured by restricted cash in the same amount at September 30, 2007 and December 31, 2006.
Identifiable Intangible Asset
Intangible asset consists of the assembled workforce acquired in the merger with Maxim. The assembled workforce is being amortized over the greater of the straight-line basis or actual assembled workforce turnover over six years. Amortization will be $0.1 million per year from 2007 through 2011. Assembled workforce amortization is recorded in research and development expense. During the third quarter of 2007, the Company has recorded approximately $21,000 of amortization expense. Since the closing of the merger, the Company has amortized $0.2 million.

Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. The Company incurred deferred financing costs related to the August 2006 senior secured term loan (See Note 6) and December 2006 Standby Equity Distribution Agreement (See Note 8).
Income Taxes
The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of adopting FIN 48.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years still subject to review are 2006, 2005, 2004 and 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
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

	September 30,	September 30,
	2007	2006

Common stock options	3,869,886	3,141,152
Restricted stock	111,813	—
Restricted stock units	33,750	—
Warrants	8,508,396	1,749,934

Total shares excluded from calculation	12,523,845	4,891,086

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2007	2006
	(in $000s)

Prepaid expenses	$413	$744
Prepaid insurance	357	322
Prepaid taxes	14	21
Interest receivable	—	2
Receivable from sale of fixed assets and other	13	78

Total prepaid expenses and other current assets	$797	$1,167

Property and Equipment:
Property and equipment consist of the following:

	September 30,	December 31,
	2007	2006
	(in $000s)

Furniture, office and laboratory equipment	$1,818	$1,798
Leasehold improvements	753	743

	2,571	2,541
Less accumulated depreciation	(1,811)	(1,225)

	$760	$1,316

Depreciation expense was approximately $0.6 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively.
Other Comprehensive Loss
For the nine months ended September 30, 2007, the Company’s only element of comprehensive loss other than net loss was foreign currency translation loss of $0.5 million. Total other comprehensive loss for the nine months ended September 30, 2006 was $0.3 million, consisting of a foreign currency translation loss of approximately $0.4 million and net unrealized gain on available—for-sale securities of $0.1 million.
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
5. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	September 30,	December 31,
	2007	2006
	(in $000s)

Accrued professional fees	$269	$546
Other accrued liabilities	905	1,050

Total other accrued liabilities	$1,174	$1,596

6. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	September 30,	December 31,
	2007	2006
	(in $000s)

Ten-year, non-amortizing loan due December 31, 2007(A)	$2,176	$2,022
Term loan due June 30, 2007(B)	—	998
July 2006 note payable due monthly through July 1, 2012(C)	466	518
August 2006 senior secured term loan due monthly through August 30, 2009(D)	8,233	10,000

Total notes and loans payable, before debt discount	10,875	13,538
Less: Debt discount	396	733

Total notes and loans payable	10,479	12,805
Less: Notes and loans payable, current portion	10,091	12,358

Notes and loans payable, long-term	$388	$447

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

At the demand of tbg, additional amounts may be due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the note for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to the lender from the annual surplus of EpiCept GmbH. The Company is accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan. Accrued interest attributable to these additional amounts totaled $0.6 million and $0.6 million at September 30, 2007 and December 31, 2006, respectively. The effective rate of interest of this loan is 9.7%.

(B)
In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH (“IKB”), guaranteed by the Company. The interest rate on the loan was 20% per year. In January 2007, the Company repaid the remaining outstanding principal balance of approximately $1.0 million plus accrued interest.

(C)
In July 2006, the Company issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006.

(D)
In August 2006, the Company entered into a term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc. (“Hercules”). The interest rate on the loan is 11.7% per year. In addition, the Company issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by the Company on December 21, 2006 and an amendment entered into on January 26, 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of our common stock at an exercise price of $1.46 per share. The basic terms of the loan require monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest commencing on April 1, 2007. Any outstanding balance of the loan and accrued interest will be repaid on August 30, 2009. In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $10.0 million in proceeds between the term loan and the warrants based on their fair value. The Company calculated the fair value of the warrants at the date of the transaction to be approximately $0.9 million with a corresponding amount recorded as a discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. During the nine months ended September 30, 2007, the Company recognized approximately $0.2 million of non-cash interest expense related to the accretion of the debt discount. Since inception of the term loan, the Company recognized approximately $0.4 million of non-cash interest expense related to the accretion of the debt discount.

The Company’s term loan with Hercules, which matures on August 30, 2009, contains a subjective acceleration clause and accordingly has been classified as a current liability as of September 30, 2007 and December 31, 2006 in accordance with FASB Technical Bulletin 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.

7. Preferred Stock and Warrants
Preferred Stock:
On January 4, 2006, immediately prior to the completion of the merger with Maxim, the Company issued common stock to certain stockholders upon the conversion or exercise of all outstanding preferred stock. The outstanding amount of Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock included accreted dividends through January 4, 2006. Upon the closing of the merger with Maxim, the Company recorded a Beneficial Conversion Feature (“BCF”) relating to the anti-dilution rights of each of the series of Preferred Stock (A, B and C) of approximately $2.1 million, $1.7 million, and $4.8 million, respectively, related to the conversion of such Preferred Stock. In accordance with EITF 98-5 and EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” (“EITF 00-27”), the BCF was calculated as the difference between the number of shares of common stock each holder of each series of Preferred Stock would have received under anti-dilution provisions prior to the merger and the number of shares of common stock received at the time of the merger multiplied by the implied stock value of EpiCept on January 4, 2006 of $5.84 and charged to deemed dividends in the consolidated statement of operations for the nine months ended September 30, 2006.
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
8. Common Stock and Warrants
On July 3, 2007, the Company raised $10.0 million in gross proceeds through a private placement of common stock and common stock purchase warrants. Approximately 5.1 million shares of the Company’s common stock were sold at a price of $1.95 per share. Five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 2.6 million shares of the Company’s common stock at a price of $2.93 per share. The Company allocated the $10.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $2.4 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
On December 21, 2006, the Company raised $10.0 million in gross proceeds through a private placement of common stock and common stock purchase warrants. Approximately 6.9 million shares of the Company’s common stock were sold at a price of $1.46 per share. Five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 3.9 million, including placement agent warrants of 0.4 million, of the Company’s common stock at a price of $1.47 per share. The Company allocated the $10.0 million in gross proceeds between the common stock and the warrants based on their fair values. $2.6 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.

Simultaneously, on December 21, 2006, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, pursuant to which Cornell Capital Partners has committed to provide up to $15.0 million of capital during the next three years, at a discount to be calculated at the time of issuance, through the purchase of newly-issued shares of the Company’s common stock. Under the terms of the agreement, the Company will determine, at its sole discretion, the exact timing and amount of any SEDA financings, subject to certain conditions. The SEDA provides that the Company may, at its sole option, require Cornell Capital Partners to purchase shares of its common stock in increments of a minimum of $200,000 per week over a period of 36 months once a resale registration statement covering the subject shares of common stock is effective.
On August 30, 2006, the Company entered into a senior secured term loan in the amount of $10.0 million with Hercules. Five year common stock purchase warrants were issued to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. The fair value of the warrants was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. The value of the warrant shares was being marked to market each reporting period as a derivative gain or loss. As a result of certain anti-dilution adjustments resulting from the issuance of common stock consummated on December 21, 2006 and an amendment to the warrants on January 26, 2007, the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share. As a result of the January 2007 amendment to the warrants, the warrants issued to Hercules met the requirements of and were being accounted for as equity in accordance with EITF 00-19. The fair value of the warrants as of the date of the amendment was $0.8 million. For the nine months ended September 30, 2007, the Company recognized the change in the value of warrants and derivatives of approximately $0.5 million, as a loss on the consolidated statement of operations.
In July 2007, the Company entered into a release and settlement agreement to compensate Hercules for its inability to sell registered shares following an April 2007 planned exercise of a portion of the warrants issued by the Company to Hercules. The Company agreed to pay Hercules a fee of $0.3 million and to compensate Hercules up to $1.1 million on its exercise and sale of a portion of the warrants, provided such exercise and sale occurs prior to November 1, 2007, to the extent the market value of the Company’s common stock on the date of exercise is less than the market value of the Company’s stock at the time Hercules planned to sell the shares issued pursuant to the exercise of the warrants. Such compensation, if any, is payable in cash up to $0.6 million, the amount Epicept would receive from the mandatory cash exercise of the warrants, with the remainder payable at the Company’s option in cash or in the Company’s common stock based on the fair value of the stock on the date the compensation is paid. The Company considers the contingent amount a derivative and marked the derivative to market at each reporting date. The 0.4 million warrants relating to the release and settlement agreement were reclassified as a liability from equity for $0.7 million at the date of the derivative agreement. In August, 2007, Hercules exercised and sold the warrants relating to the release and settlement agreement, resulting in a total liability to the Company of $1.1 million. The Company paid Hercules $0.6 million in cash during the third quarter of 2007 and paid the remaining liability of $0.5 million at its option in its common stock on November 1, 2007.
On August 1, 2007, the Company terminated a sublicense agreement previously established with Epitome Pharmaceuticals Limited. Under the termination agreement with Epitome, the Company made a $0.3 million cash payment and issued five year warrants at an exercise price of $1.96 per share to purchase 0.3 million shares of its common stock. The fair value of the warrants was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.60%, volatility of 94% and an expected life of five years. The fair value of the warrants at the date of issuance was $0.4 million.
On February 9, 2006, the Company raised $11.6 million in gross proceeds through a private placement of common stock and common stock purchase warrants. Approximately 4.1 million shares of the Company’s common stock were sold at a price of $2.85 per share. In addition, five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 1 million shares of the Company’s common stock at a price of $4.00 per share. The Company allocated the $11.6 million in gross proceeds between the common stock and the warrants based on their fair values. Approximately $1.4 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
Upon the closing of the merger with Maxim on January 4, 2006, the Company issued warrants to purchase approximately 0.3 million shares at an exercise price range of $13.48 — $37.75 per share of EpiCept common stock in exchange for Maxim’s warrants.

The following table summarizes information about warrants outstanding at September 30, 2007:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price

Acquisition of Maxim January 2006	2009	258,497	$37.46
February 2006 stock issuance	2011	1,020,208	4.00
Senior Secured Term Loan (See Note 7)	2011	456,164	1.46
December 2006 stock issuance	2011	3,854,800	1.47
July 2007 stock issuance	2012	2,668,727	2.93
Termination of sublicense agreement	2012	250,000	1.96

Total		8,508,396	$3.34

9. Merger Restructuring and Litigation Accrued Liabilities
Merger restructuring and litigation accrued liabilities, relating to the completion of the merger with Maxim on January 4, 2006, consist of the following :

	Balance at		Balance at
	December 31,		September 30,
	2006	Payments	2007
	(in $000s)

Severance	$450	$(337)	$113
Litigation (A)	50	—	—

Total merger restructuring and litigation accrued liabilities	$500	$(337)	$113

Amounts due within one year			$113

(A)
On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. This case has been dismissed without prejudice and the statute of limitations has expired. Therefore, the Company has reversed the $0.1 million settlement accrual as of September 30, 2007.

10. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in $000s)		(in $000s)
Revenue
United States	$45	$176	$284	$519
Germany	1	44	20	214

	$46	$220	$304	$733

Net loss
United States	$7,722	$6,105	$21,984	$60,294
Germany	(17)	(601)	440	158

	$7,705	$5,504	$22,424	$60,452

	September 30,	September 30,
	2007	2006
	(in $000s)
Total Assets
United States	$3,599	$14,541
Germany	92	118

	$3,691	$14,659

Long Lived Assets, net
United States	$754	$841
Germany	6	6

	$760	$847

11. Subsequent Event
On July 19, 2007, the Company announced that it converted a sublicense agreement previously established with Epitome Pharmaceuticals Limited, related to its product candidate EpiCept™ NP-1, into a direct license with Dalhousie University. In August 1999, the Company entered into a sublicense agreement with Epitome Pharmaceuticals which granted the Company an exclusive license to certain patents licensed to Epitome by Dalhousie University. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in EpiCept NP-1. Under this new arrangement, the Company gains more favorable terms, including a lower maintenance fee obligation and reduced royalty rate on future product sales.
In October 2007, the Company received gross proceeds of approximately $8.0 million (net proceeds of approximately $7.3 after the deduction of fees and expenses) from the public offering of its common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3, which registered the issuance and sale of up to $50,000,000 of its common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase its securities. Approximately 4.3 million shares of the Company’s common stock were sold at a price of $1.88 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.1 million shares of the Company’s common stock at an exercise price of $1.88 per share. The Company will allocate the $8.0 million in gross proceeds between the common stock and the common stock purchase warrants based on their relative fair values.
On November 1, 2007, the Company settled the remaining $0.5 million liability with Hercules from the release and settlement agreement entered into in July 2007 by issuing approximately 0.3 million shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of EpiCept’s condensed consolidated financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in EpiCept’s filings with the SEC could also affect such results. This report refers to trademarks of the Company as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners. Lidoderm is a registered trademark of Hind Health Care, Inc. Azixa is a registered trademark of Myriad Genetics, Inc.
Overview
We are a specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of cancer and pain. We have a portfolio of six product candidates in various stages of development: an oncology product candidate submitted for European registration, two oncology compounds, one of which has commenced a Phase II clinical trial and the second of which has completed enrollment in a Phase I clinical trial, one pain compound in a Phase III clinical trial and two other pain compounds in Phase II clinical trials. This portfolio of pain management and oncology product candidates allows us to be less reliant on the success of any single product candidate.
Our lead oncology product candidate, Ceplene, was submitted for European registration in October 2006. Ceplene is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML specifically for patients who are in their first complete remission. We have completed the enrollment in our Phase I clinical trial for EPC2407, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with advanced solid tumors and lymphomas. Azixa™ (MPC-6827), an apoptosis inducer with VDA activity is licensed by us to Myriad Genetics, Inc. as part of an exclusive, worldwide development and commercialization agreement is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
Our pain compounds include: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies; LidoPAIN SP, a sterile prescription analgesic patch designed to provide sustained topical delivery of lidocaine to a post-surgical or post-traumatic sutured wound while also providing a sterile protective covering for the wound; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. Our portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. Our pain product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration, or FDA, approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain.
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
Our merger with Maxim Pharmaceuticals, Inc., or Maxim, in January 2006 created a specialty pharmaceutical company that leverages our portfolio of topical pain therapies with product candidates having significant market potential to treat cancer. In addition to entering into opportunistic development and commercial alliances for our product candidates, our strategy is to focus our development efforts on topically-delivered analgesics targeting peripheral nerve receptors, alternative uses for FDA-approved drugs, and innovative cancer therapeutics.

Since inception, we have incurred significant net losses each year. Our net loss for the nine months ended September 30, 2007 was $22.4 million, and we had an accumulated deficit of $164.6 million as of September 30, 2007. Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur increasing expenses over the next several years as we:
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
Recent Events
On July 3, 2007 we raised $10.0 million in gross proceeds through a private placement of common stock and common stock purchase warrants. Approximately 5.1 million shares of our common stock were sold at a price of $1.95 per share. Five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 2.6 million shares of our common stock at a price of $2.93 per share.
On July 19, 2007, the Company announced that it converted a sublicense agreement previously established with Epitome Pharmaceuticals Limited, related to its product candidate EpiCept™ NP-1, into a direct license with Dalhousie University. In August 1999, the Company entered into a sublicense agreement with Epitome Pharmaceuticals which granted the Company an exclusive license to certain patents licensed to Epitome by Dalhousie University. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in EpiCept NP-1. Under this new arrangement, the Company gains more favorable terms, including a lower maintenance fee obligation and reduced royalty rate on future product sales.
On October 12, 2007, we received gross proceeds of approximately $8.0 million (net proceeds of approximately $7.3 million after the deduction of fees and expenses) from the public offering of our common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50,000,000 of our common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase our securities. Approximately 4.3 million shares of our common stock were sold at a price of $1.88 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.1 million shares of our common stock at an exercise price of $1.88 per share.
On November 1, 2007, the Company settled the remaining $0.5 million liability with Hercules from the release and settlement agreement entered into in July 2007 by issuing approximately 0.3 million shares of the Company’s common stock.
Acquisition of Maxim Pharmaceuticals, Inc.
On January 4, 2006, Magazine Acquisition Corp. (“Magazine”), our wholly owned subsidiary, merged with Maxim pursuant to the terms of the Merger Agreement, among us, Magazine and Maxim, dated as of September 6, 2005.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period and our allocation of the purchase price of Maxim on January 4, 2006. Actual results could differ from those estimates.
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
Our application of these standards involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectibility is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about the value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, we have determined that our upfront non-refundable license fees cannot be separated from our ongoing collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, we do not treat them as a separate element. We recognize revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to our license with Endo, or ratably over either the development period or the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and 2) the expiration of the last EpiCept licensed patent as we do with respect to our license with DURECT. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period.
Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. We periodically review our estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. During 2006, with respect to LidoPAIN BP, we changed the estimated development period by an additional twenty-one months and during 2007, we changed the estimated development period by an additional twelve months.
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

Stock-Based Compensation
In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) 123R (“FAS 123R”). This statement is a revision to FAS 123, “Accounting for Stock-Based Compensation” (“FAS 123”), supersedes Accounting Principle Board (“APB”) “Accounting for Stock Issued to Employees,”(“APB 25”) and amends FAS 95, “Statement of Cash Flows.” (“FAS 95”). FAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and requires public companies to recognize such transactions as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. We adopted FAS 123R on January 1, 2006 using the modified prospective application as permitted by FAS 123R. Accordingly, prior period amounts have not been restated. We are now required to record compensation expense at fair value for all future awards granted after the date of adoption. As of the adoption of FAS 123R, there was no effect on the condensed consolidated financial statements because there was no compensation expense to be recognized. We had no unvested granted awards on January 1, 2006. During the nine months ended September 30, 2007 and 2006, we issued approximately 1.0 million and 2.5 million stock options with varying vesting provisions to our employees and board of directors. Based on the Black-Scholes valuation method (volatility — 85-95%, risk free rate — 4.66-4.79%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2007, we estimated $1.0 million of share-based compensation will be recognized as compensation expense over the vesting periods. During each of the three months ended September 30, 2007 and 2006, we recognized total share-based compensation of approximately $0.6 million related to the options granted during 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. During the nine months ended September 30, 2007 and 2006, we recognized total share-based compensation of approximately $1.8 and $3.6 million, respectively, related to the options granted during 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
In accordance with the terms of a separation agreement with a former employee, we agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase our common stock from three months following the effective date of his resignation to 24 months following such effective date. We recorded associated compensation expense related to a modification of the exercise period of $50,000 in the first quarter of 2007.
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
Accounting for equity instruments granted by us requires fair value estimates of the equity instrument granted or sold. If our estimates of fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted in exchange for the receipt of goods or services, we estimate the value of the equity instruments based upon the market price of the stock as of the date of the grant. Changes in the market price of our common stock and our stock price volatility could have a significant effect on the determination of future stock-based compensation. Due to limited Company specific historical volatility data, we have based our estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent such volatility was not materially lower than our actual volatility. In the third quarter of 2006, our actual stock volatility was higher than the volatility rates of comparable public companies. Therefore, we used the historical volatility rate of 82% for the third quarter of 2006. During 2007, we used a weighted average volatility rate of 88%. We believe that this rate is a reasonable estimate of future volatility.
Deferred Financing Costs
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. These costs are capitalized and amortized using the effective interest rate method over the life of the applicable financing. We incurred deferred financing costs related to the senior secured term loan in the amount of $0.8 million, of which $0.2 million was unpaid at September 30, 2007. We incurred deferred financing costs related to the issuance of common stock and SEDA in December 2006 in the amount of $1.2 million.

Derivatives
As a result of certain financings, derivative instruments were created that we have measured at fair value and mark to market at each reporting period. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our cost of capital, risk free rate of return, volatility in the fair value of our stock price, future foreign exchange rates of the U.S. dollar to the euro and future profitability of our German subsidiary. At each reporting date, we review applicable assumptions and estimates relating to fair value and record any changes in the statement of operations.
Beneficial Conversion Feature of Certain Instruments
The convertible feature of certain financial instruments provided for a rate of conversion that was below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature (“BCF”). Pursuant to EITF Issue No. 98-5 and EITF No. 00-27, the estimated fair value of a BCF is recorded as interest expense if it is related to debt or a dividend if it is related to preferred stock. If the conversion feature is contingent, then the BCF is measured but not recorded until the contingency is resolved. Our Senior Notes and the November Senior Notes both contained contingent BCF’s. Upon closing of the merger with Maxim, the contingency was resolved and we recorded a BCF of approximately $4.4 million as an additional charge to interest expense. Our Preferred Stock and warrants contained anti-dilution provisions. Upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a result of the anti-dilution provisions contained in our outstanding Preferred Stock and related warrants.
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
One of our outstanding debt instruments, originally expressed in German deutsche marks, is now denominated in euros. Changes in the value of the euro relative to the value of the U.S. dollar could affect the U.S. dollar value of that indebtedness at each reporting date as substantially all of our assets are held in U.S. dollars. We recognize these changes as a foreign currency transaction gain or loss, as applicable, and report these changes in other expense or income in our consolidated statements of operations.
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
Results of Operations
Three months ended September 30, 2007 and 2006
Revenues. During the three months ended September 30, 2007, we recognized revenue of approximately $46,000 from the deferred upfront licensing fees and milestone payments received from Endo, DURECT and royalties with respect to certain technology. During the three months ended September 30, 2006, we recognized revenue of approximately $0.2 million from the deferred upfront licensing fees and milestone payments received from Adolor and Endo. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last-to-expire patent with DURECT. On October 27, 2006, we were informed of the decision by Adolor to discontinue its licensing agreement with us for LidoPAIN SP. As a result, we recognized all remaining deferred revenue from our agreement with Adolor in the fourth quarter of 2006. Previously, we recognized revenue from our agreement with Adolor on a straight line basis over the estimated development period of LidoPAIN SP. We recognized revenue of $18,000 and $0 for the three months ended September 30, 2007 and 2006, respectively, from royalties with respect to certain technology.
The current portion of deferred revenue as of September 30, 2007 of $0.2 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Endo and DURECT.
General and administrative expense. General and administrative expense decreased by $0.1 million from $2.5 million for the three months ended September 30, 2006 to $2.4 million for the three months ended September 30, 2007. The decrease was primarily attributable to a decrease in professional fees relating to Sarbanes-Oxley compliance.
Research and development expense. Research and development expense increased by $0.3 million from $4.4 million for the three months ended September 30, 2006 to $4.7 million for the three months ended September 30, 2007. The increase was primarily attributable to a $0.4 million non-cash charge relating to the issuance of warrants in connection with the termination of a sublicense agreement with Epitome Analgesics Inc. During the third quarter of 2007, we proceeded with our two clinical trials of NP-1, which commenced in April, prepared our response to the EMEA regarding the Day 80 report and the Day 120 List of Questions related to the Ceplene Marketing Authorization Application, or MAA, and continued our Phase I clinical trial of EPC 2407. During the third quarter of 2006, our research and development efforts concentrated on the continuation of our Phase III clinical trial for LidoPAIN SP, the registration of Ceplene in Europe as remission maintenance therapy for AML and preparing EPC 2407 for an IND filing and commencement of clinical trials.
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
None of our drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that our clinical data, and that of our collaborators, establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.
Acquired In-Process Research and Development. In connection with the merger with Maxim on January 4, 2006, we recorded a reduction of in-process research and development expense of $0.1 million during the three months ended September 30, 2006 representing the estimated fair value of the acquired in-process research and development related to the acquired interest that had not yet reached technological feasibility and had no alternative future use. The reduction of $0.1 million was the result of a decrease in merger-related liabilities from the termination of one lease in San Diego reducing the allocation of purchase price to in-process research and development.
Other income (expense). Our other income (expense) consisted of the following for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006
	(in $000s)
Other income (expense) consist of:
Interest expense	$(548)	$(420)
Reversal of contingent interest expense	—	994
Change in value of warrants and derivatives	(437)	370
Interest income	23	67
Miscellaneous income	—	50
Foreign exchange gain (loss)	242	(10)

Other expense, net	$(720)	$1,051

During the three months ended September 30, 2007, we recorded other expense, net of $0.7 million as compared to other income, net of $1.1 million during the three months ended September 30, 2006. The $1.8 million change from net income to net expense was primarily related to the $1.0 million reversal of contingent interest in connection with the IKB loan no longer deemed necessary at September 30, 2006, a $0.8 million increase in the fair value of warrants and derivatives and a $0.1 million increase in interest expense.

Nine months ended September 30, 2007 and 2006
Revenues. During the nine months ended September 30, 2007, we recognized revenue of approximately $0.3 million from the deferred upfront licensing fees and milestone payments received from Endo, DURECT and royalties with respect to certain technology. During the nine months ended September 30, 2006, we recognized deferred revenue of approximately $0.7 million from the upfront licensing fees and milestone payments received from Adolor and Endo. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last-to-expire patent with DURECT. On October 27, 2006, we were informed of the decision by Adolor to discontinue its licensing agreement with us for LidoPAIN SP. As a result, we recognized all remaining deferred revenue from our agreement with Adolor in the fourth quarter of 2006. Previously, we recognized revenue from our agreement with Adolor on a straight line basis over the estimated development period of LidoPAIN SP. We recognized revenue of $43,000 and $36,000 for the nine months ended September 30, 2007 and 2006, respectively, from royalties with respect to certain technology.
The current portion of deferred revenue as of September 30, 2007 of $0.2 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Endo and DURECT.
General and administrative expense. General and administrative expense decreased by $2.8 million, from $11.8 million for the nine months ended September 30, 2006 to $9.0 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, stock-based compensation charges amounted to $3.2 million, including a charge of $2.2 million in January 2006 in connection with the stock option grants to certain of our employees, including executive officers under FAS123R. For the nine months ended September 30, 2007, stock-based compensation charges amounted to $1.6 million, or a decrease of $1.6 million from 2006. In addition, our premises, legal, personnel and insurance expenses decreased $2.3 million for the nine months ended September 30, 2007 as compared to the same period in 2006. These decreases were partially offset by an increase in investor relations, public reporting costs and other administrative expenses of $0.4 million, a $0.4 million charge for liquidating damages as a result of a registration statement not being declared effective by the required date and a $0.3 million charge relating to a release and settlement agreement with our senior secured lender (See ”Contractual Obligations — Other Commitments”) for the nine months ended September 30, 2007.
Research and development expense. Research and development expenses decreased by $0.6 million, from $12.3 million for the nine months ended September 30, 2006 to $11.7 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, our clinical activity increased significantly as we completed preparations for the clinical trials of NP-1, two of which commenced in April, and continued our Phase I clinical trial of EPC 2407. Consulting expenses also increased significantly as we received and reviewed the Day 80 report and the Day 120 List of Questions related to the Ceplene MAA, and prepared our response to the EMEA. The increase in clinical activity and consulting expense during the nine months ended September 30, 2007 was offset by a reduction in preclinical activity. During the nine months ended September 30, 2006, our research and development efforts concentrated on preparing EPC 2407 for an IND filing and commencement of clinical trials, the continuation of our Phase III clinical trial for LidoPAIN SP, and preparation of the Ceplene MAA filing with the EMEA. Stock-based compensation and depreciation expense declined by $0.4 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. We recorded a $0.4 million non-cash charge relating to the issuance of warrants in connection with the termination of a sublicense agreement with Epitome Analgesics Inc. during the nine months ended September 30, 2007.
Acquired In-Process Research and Development. In connection with the merger with Maxim on January 4, 2006, we recorded an in-process research and development charge of $33.4 million for the nine months ended September 30, 2006, which represented the estimated fair value of the acquired in-process research and development related to the acquired interest that had not yet reached technological feasibility and had no alternative future use. With respect to the merger with Maxim, there will be no further charges recorded to acquired in-process research and development.
Other income (expense). Our other income (expense) consisted of the following for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
	(in $000s)
Other income (expense) consist of:
Interest expense	$(1,756)	$(5,592)
Reversal of contingent interest expense	—	994
Change in value of warrants and derivatives	(715)	363
Interest income	88	270
Miscellaneous income	—	100
Foreign exchange gain	350	85

Other expense, net	$(2,033)	$(3,780)

During the nine months ended September 30, 2007, we recorded other expense, net of $2.0 million as compared to other expense, net of $3.8 million during the nine months ended September 30, 2006. The $1.8 million decrease in other expense, net was primarily related to a BCF charge to interest expense of approximately $4.4 million during the nine months ended September 30, 2006 related to a contingency resolved at the closing of our merger with Maxim on January 4, 2006. The decrease in other expense, net was partially offset by a decrease in interest income of approximately $0.2 million due to lower average cash balances during the nine months ended September 30, 2007, the $1.0 million reversal of contingent interest in connection with the IKB loan no longer deemed necessary at September 30, 2006, a $1.1 million increase in the fair value of warrants and derivatives and $0.8 million in interest expense related to the senior secured term loan we entered into in August 2006.
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
In July 2007, we entered into a release and settlement agreement to compensate the lender for its inability to sell registered shares following an April 2007 planned exercise of a portion of the warrants. We agreed to pay the lender a fee of $0.3 million and to compensate the lender up to $1.1 million on its exercise and sale of a portion of the warrants, provided such exercise and sale occurs prior to November 1, 2007, to the extent the market value of our common stock on the date of exercise is less than the market value of our stock at the time the lender planned to sell the shares issued pursuant to the exercise of the warrants. Such compensation, if any, is payable in cash up to $0.6 million, the amount we would receive from the mandatory cash exercise of the warrants, with the remainder payable at our option in cash or our common stock based on the fair value of the stock on the date the compensation is paid. We consider the contingent amount a derivative and marked the derivative to market during the third quarter 2007. The warrants relating to the release and settlement agreement were reclassified as a liability at the date of the derivative agreement. The warrants relating to the release and settlement agreement were exercised and sold during the third quarter 2007. For 2007, we recognized the change in the value of warrants and derivatives of approximately $0.7 million as other income (expense) in the consolidated statement of operations.
Deemed Dividends and Redeemable Convertible Preferred Stock Dividends. Deemed and accreted redeemable convertible preferred stock dividends amounted to $0 and $9.0 million for the nine months ended September 30, 2007 and 2006, respectively. Our Preferred Stock contained anti-dilution provisions and upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a deemed dividend in accordance with EITF 98-5. Due to the conversion of the Preferred Stock to common stock on January 4, 2006, there was no further accretion of dividends on such instruments.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and we do not expect to generate significant revenues before 2008, if at all. As a result, we have incurred an accumulated deficit of $164.6 million as of September 30, 2007, and may incur significant operating losses for a number of years in the future. Should we be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations through the proceeds from the sales of common and preferred securities, debt instruments, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.
The following table describes our liquidity and financial position at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
	(in $000s)

Working capital deficit	$14,797	$4,482
Cash and cash equivalents	748	14,097
Notes and loans payable, current portion	10,091	12,358
Notes and loans payable, long term portion	388	447

Working Capital
At September 30, 2007, we had working capital deficit of $14.8 million consisting of current assets of $1.5 million and current liabilities of $16.3 million. This represents an increased deficit of approximately $10.3 million from the working capital deficit of $4.5 million at December 31, 2006, consisting of current assets of $15.3 million and current liabilities of $19.8 million. We funded our working capital deficit and the cash portion of our 2007 operating loss with the cash proceeds from the August 2006, December 2006 and July 2007 financings. Our note payable with Hercules, which matures on August 30, 2009, contains a subjective acceleration clause and, accordingly, has been classified as a current liability as of September 30, 2007 and December 31, 2006 in accordance with FASB Technical Bulletin (“FTB”) 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements” (“FTB 79-3”). In January 2007, we repaid the outstanding balance and accrued interest of approximately $1.0 million to IKB Private Equity GmbH, or IKB.
Cash, Cash Equivalents and Marketable Securities
At September 30, 2007, our cash and cash equivalents amounted to $0.7 million, a decrease of $13.4 million, from $14.1 million at December 31, 2006. This decrease is primarily attributable to our net loss and payments on our outstanding loans, including the repayment of the outstanding loan balance and accrued interest of approximately $1.0 million to IKB, partially offset by the receipt of approximately $10.0 million gross proceeds raised in the private placement of common stock and common stock purchase warrants entered into in July 2007.
Current and Future Liquidity Position
During 2006, we raised gross proceeds of $31.6 million from the issuance of a senior secured term loan with common stock purchase warrants and the sale of common stock and warrants. In July 2007, we raised gross proceeds of $10.0 million from the sale of common stock and warrants and in October 2007, we raised gross proceeds of $8.0 million from the sale of common stock and warrants. Our cash at September 30, 2007 of $0.7 million plus the proceeds from the sale of our common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in August 2007, expected future payments from our strategic partners and interest earned on cash balances and investments are expected to be sufficient to meet our projected operating requirements into the first quarter 2008. We may raise additional funds in the future through public or private financings, strategic relationships or other arrangements.
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

In December 2006, we entered into a Standby Equity Distribution Agreement, or SEDA, with Cornell Capital Partners, LP. Pursuant to this agreement, Cornell Capital has committed to purchase up to $15.0 million of shares of our common stock from us over the next three years at a discount to be calculated at the time of issuance. Under the terms of the agreement, we will determine, at our sole discretion, the exact timing and amount of any SEDA financings, subject to certain conditions. We have not drawn on the SEDA to date.
Operating Activities
Net cash used in operating activities for the first nine months of 2007 was $19.1 million as compared to $19.8 million in the first nine months of 2006. Cash was primarily used to fund our net loss for the applicable period for research and development and general and administrative expenses. The 2007 net loss was partially offset by non-cash charges of $1.8 million of stock-based compensation, $1.1 million of expense related to the issuance and value of warrants and $0.6 million of depreciation and amortization expense. Deferred revenue decreased by $0.3 million to account for the portion of the Endo and DURECT deferred revenue recognized as revenue. The 2006 net loss was partially offset by non-cash charges of $33.4 million of in-process research and development expense related to the merger with Maxim, $4.4 million of BCF charges related to debt conversions in connection with the merger with Maxim, $3.6 million of FAS123R stock-based compensation and $1.0 million of depreciation and amortization expense.
Investing Activities
During 2007, we purchased $0.2 million of fixed assets in connection with the move of our corporate headquarters. The Company acquired cash in the merger with Maxim of $3.5 million, which was offset by $3.6 million in deferred acquisition costs paid in 2006. $10.4 million of marketable securities matured during 2006.
Financing Activities
Net cash provided by financing activities for the first nine months of 2007 was $5.9 million. During the first nine months of 2007, we received gross proceeds of $10.0 million less approximately $1.0 million in transaction related costs from the private placement of common stock and common stock purchase warrants that closed on July 3, 2007. We repaid the outstanding loan balance and accrued interest of approximately $1.0 million to IKB, paid $1.8 million towards our August 2006 term loan and deferred financing costs of $0.7 million. During the first nine months of 2006, we issued a $10.0 million senior secured term loan and raised $11.6 million gross proceeds less approximately $0.8 million in transaction related costs in connection with the issuance of common stock and warrants. In addition, we paid $1.5 million in loan repayments, capital lease obligation payments and payments of deferred initial public offering costs remaining from our canceled initial public offering in May 2005.
Contractual Obligations
As of September 30, 2007, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of September 30, 2007):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Debt	$6,124	$4,549	$202	—	$10,875
Interest expense	2,086	356	22	—	2,464
Operating leases	1.434	1,712	362	—	3,508
Severance	112	—	—	—	112
Other obligations	3,967	1,700	200	400	6,267

Total	$13,723	$8,317	$786	$400	$23,226

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
Senior Secured Term Loan. On August 30, 2006, we entered into a senior secured term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc. (“Hercules”). The interest rate on the loan is 11.7% per year. In addition, five year common stock purchase warrants were issued to Hercules granting them the right to purchase 0.5 million shares of our common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from our issuance of common stock consummated by us on December 21, 2006 and an amendment to the warrants on January 26, 2007, the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of our common stock at an exercise price of $1.46 per share. The warrants are exercisable for our common stock until August 29, 2011, beginning six (6) months from the date they were issued. The basic terms of the loan require monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest commencing on April 1, 2007. Any outstanding balance of the loan and accrued interest will be repaid on August 30, 2009. The effective interest rate on this loan is 13.6%. In connection with the terms of the loan agreement, we granted Hercules a security interest in substantially all of our personal property including our intellectual property.
In July 2007 we entered into a release and settlement agreement to compensate Hercules for its inability to sell registered shares following an April 2007 planned exercise of a portion of the warrants. We agreed to pay Hercules a fee of $0.3 million and to compensate Hercules up to $1.1 million on its exercise and sale of a portion of the warrants, provided such exercise and sale occurs prior to November 1, 2007, to the extent the market value of our common stock on the date of exercise is less than the market value of our stock at the time Hercules planned to sell the shares issued pursuant to the exercise of the warrants. Such compensation, if any, is payable in cash up to $0.6 million, the amount we would receive from the mandatory cash exercise of the warrants, with the remainder payable at our option in cash or in our common stock based on the fair value of the stock on the date the compensation is paid. We consider the contingent amount a derivative and will mark the derivative to market at each reporting date. The warrants relating to the release and settlement agreement were reclassified as a liability at the date of the derivative agreement. In August 2007, Hercules exercised and sold the warrants relating to the release and settlement agreement. We paid Hercules $0.6 million in cash during the third quarter of 2007 and paid the remaining liability of $0.5 million at our option in our common stock on November 1, 2007.
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Our note payable with Hercules which matures on August 30, 2009, contains a subjective acceleration clause, and accordingly, has been classified as a current liability as of September 30, 2007 and December 31, 2006 in accordance with FTB 79-3.
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
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of September 30, 2007, we may be required to make future milestone payments, totaling approximately $6.3 million, (see table above) under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
We are also obligated to make future royalty payments to three of our collaborators under existing license agreements, based on net sales of EpiCept NP-1, LidoPAIN SP and EPC2407, to the extent revenues on such products are realized. EpiCept has not estimated the amount or timing of such royalty payments.

On August 1, 2007, we terminated a sublicense agreement previously established with Epitome Pharmaceuticals Limited. Under the termination agreement with Epitome, we made a $0.3 million cash payment and issued five year warrants at an exercise price of $1.96 per share to purchase 0.3 million shares of our common stock. We will also make contingent cash payments over the next two years.
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
Item 4. Controls and Procedures.
EpiCept management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, EpiCept’s internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

Part II. Other Information
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed reports.
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
We believe that our existing cash resources will be sufficient to meet our projected operating requirements into the first quarter of 2008. We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. We cannot assure you that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope of or eliminate some of our development programs, which could delay the time to market for any of our product candidates.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 28, 2007, we entered into a Securities Purchase Agreement with certain institutional accredited investors. Pursuant to the Purchase Agreement, the selling stockholders purchased in the aggregate, severally and not jointly, approximately 5.1 million shares of our common stock, at a price of $1.95 per share, and warrants to purchase approximately 2.6 million shares of our common stock with an exercise price of $2.93 per share. The warrants are exercisable for our common stock of until June 28, 2012, beginning six (6) months from the date they are issued. The private placement closed on July 3, 2007. We received gross proceeds from the private placement of approximately $10.0 million.

On August 1, 2007, we issued five year common stock purchase warrants to Epitome Analgesics Inc. granting them the right to purchase approximately 0.3 million shares of the Company’s common stock at a price of $1.96 per share. The warrants are exercisable for common stock of the Company until August, 2012.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submissions of Matters to Vote of Security Holders.
None.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Exhibit

10.1	Securities Purchase Agreement, dated October 10, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K dated October 10, 2007).

10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K dated October 10, 2007).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
November 7, 2007	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit

10.1	Securities Purchase Agreement, dated October 10, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K dated October 10, 2007).

10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K dated October 10, 2007).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.