Form 10-K
period 2007-12-31
EPICEPT CORP
filed 2008-03-18
CIK 1208261

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007	Commission File No. 0-51290
EpiCept Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of	(IRS Employer Id. No.)
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $59,460,151.
As of March 14, 2008, the registrant had outstanding 51,295,304 shares of its $.0001 par value Common Stock.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among others:
•	the risk that Ceplene® will not receive regulatory approval or marketing authorization in the EU or that any appeal of an adverse decision will not be successful;

•	the risk that Ceplene®, if approved, will not achieve significant commercial success;

•	the risk that Myriad’s development of Azixa™ will not be successful, the risk that Azixa™ will not receive regulatory approval or achieve significant commercial success;

•	the risk that we will not receive any significant payments under our agreement with Myriad;

•	the risk that the development of our other apoptosis product candidates will not be successful;

•	the risk that our ASAP technology will not yield any successful product candidates;

•	the risk that clinical trials for NP-1 or EPC 2407 will not be successful, or that NP-1 or EPC 2407 will not receive regulatory approval or achieve significant commercial success;

•	the risk that our other product candidates that appeared promising in early research and clinical trials do not demonstrate safety and/or efficacy in larger-scale or later stage clinical trials;

•	the risk that we will not obtain approval to market any of our product candidates;

•	the risks associated with dependence upon key personnel;

•	the risks associated with reliance on collaborative partners and others for further clinical trials, development, manufacturing and commercialization of our product candidates;

•	the cost, delays and uncertainties associated with our scientific research, product development, clinical trials and regulatory approval process;

•	the need for additional financing;

•	our history of operating losses since our inception;

•	the highly competitive nature of our business;

•	risks associated with litigation;

•	risks associated with prior material weaknesses in our internal controls;

•	risks associated with our ability to protect our intellectual property; and

•	the other factors described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Because of these factors, we caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-K after the date of this Form 10-K. This Form 10-K also contains market data related to our business and industry. This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock. We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein. As used herein, references to “we,” “us,” “our,” “EpiCept” or the “Company” refer to EpiCept Corporation and its subsidiaries. References in this Form 10-K to the “FDA” means the U.S. Food and Drug Administration.

ITEM 1. BUSINESS
We are a specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of cancer and pain. We have a portfolio of five product candidates in active stages of development: an oncology product candidate undergoing final review for European registration, two other oncology compounds, and two pain product candidates,. Our portfolio of oncology and pain management product candidates allows us to be less reliant on the success of any single product candidate.
Our lead oncology product candidate, Ceplene®, has been submitted for European registration as remission maintenance therapy of acute myeloid leukemia, or AML, for patients who are in their first complete remission (CR1). A second oncology product candidate, AzixaTM, licensed to Myriad Genetics, Inc., is currently in a Phase II clinical trial and we recently completed a Phase I monotherapy clinical trial for EPC2407, our early stage oncolocy product candidate. Our late stage pain product candidates are: EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies; and LidoPAIN BP, a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain. Two Phase II trials and one Phase III trial are currently underway with our NP-1 product candidate. None of our product candidates has been approved by the FDA or any comparable agency in another country and we have yet to generate product revenues from any of our product candidates in development.
Product Portfolio
The following chart illustrates the depth of our product pipeline:
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
Ceplene®
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
ROS have beneficial roles, one of which is fighting foreign infections in the body to inactivate bacteria and viruses. This is carried out primarily by some specialized cells in the blood (e.g., monocytes and macrophages). However, these same cells can create an undesired environment in tumors where the ROS can kill beneficial tumor fighting cells (e.g., Natural Killer cells and T cells). It is this type of oxidative stress that Ceplene® has shown to stop. Ceplene® decreases the production of ROS by these specialized infection fighting cells, thereby continuing the survival and effectiveness of tumor fighting cells.
Mechanism of Action. Ceplene® (histamine dihydrochloride), based on the naturally occurring molecule histamine, prevents the production and release of oxygen free radicals, thereby reducing oxidative stress. Research suggests that treatment with Ceplene® has the potential to protect critical cells and tissues, and prevent or reverse the cellular damage induced by oxidative stress. This body of research has demonstrated that the primary elements of Ceplene®’s proposed mechanism of action are as follows:
Two kinds of immune cells, Natural Killer, or NK, cells and cytotoxic T cells, possess an ability to kill and support the killing of cancer cells and virally infected cells. Natural Killer/T cells, or NK/T cells, a form of NK cells that are commonly found in the liver, also have anti-cancer and anti-viral properties. Much of the current practice of immunotherapy is based on treatment with cytokines such as interferon, or IFN, and low-dose interleukin-2, or IL-2, proteins that stimulate NK, T and NK/T cells.
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

Potential Benefits of Histamine Based Therapy. The results from our clinical development program and other research suggest that histamine based therapeutics, such as Ceplene®, may be integral in the growing trend toward combination therapy for certain cancers and may offer a number of important clinical and commercial advantages relative to current therapies or approaches, including:
•	Extending leukemia free survival in AML. Our Phase 3 acute myeloid leukemia trial, or MP-MA-0201 trial, of Ceplene® in conjunction with low dose IL-2 has provided evidence of improved therapeutic benefit over the standard of care (no treatment).

•	Outpatient administration. In clinical trials conducted to date, Ceplene® in conjunction with low dose IL-2 has been self-administered at home by patients, in contrast to the in-hospital administration required for many other therapies.

•	Cost effectiveness. The delivery of Ceplene® in conjunction with low dose IL-2 on an outpatient basis may eliminate the costs associated with in-hospital patient care. These factors, combined with the improvements in efficacy, may contribute favorably to the assessment of benefit versus cost for this therapy.
Regulatory Status. On October 6, 2006, we submitted a Market Authorization Application, or MAA, to the European Medicines Agency for the Evaluation of Medicinal Products also known as EMEA for Ceplene®, our lead oncology product candidate, administered in conjunction with low dose IL-2, for the maintenance of first remission in patients with AML. Successful validation of the MAA for Ceplene® by the EMEA occurred on October 25, 2006. We received, and have responded to as appropriate, the Day 90 assessment, the Day 120 List of Questions, the Day 150 assessment, and the Day 180 List of Outstanding Issues. We recently presented at the Oral Explanation meeting to the European Committee for Medicinal Products for Human Use, or CHMP, the scientific committee of the EMEA, regarding the remaining outstanding issues on the MAA for Ceplene®. A non-binding trend vote taken after the Oral Explanation indicated that a slight majority of the votes by CHMP members were not in favor of recommending a positive opinion. The majority view of the CHMP considered that the data presented in the application, while supportive of the product’s efficacy and safety in AML, the indication for which approval is being sought, should be confirmed by further clinical data from an additional, replicate study. Discussions by CHMP members of the MAA noted findings from a 2003 study of Ceplene/IL-2 (at a higher dose) in malignant melanoma (a metastatic solid tumor disease with a high tumor burden), in which Ceplene® failed to meet its primary endpoints. By contrast, AML patients in first remission have a microscopically and cytogenetically undetectable tumor burden (minimal residual disease) and are ideal candidates for Ceplene/IL-2 immunotherapy. We are assessing potential options to gain approval and, if the final vote is negative, whether that decision should be appealed.
Estimated Incidence for AML in Europe. AML is the most common form of acute leukemia in adults. Prospects for long-term survival are poor for the majority of AML patients. There are approximately 12,000 new cases of AML and 9,000 deaths caused by this cancer each year in the United States. There are approximately 47,000 AML patients in the EU, with 16,000 new cases occurring each year. Once diagnosed with AML, patients are typically treated with chemotherapy, and the majority of those patients reach complete remission. Approximately 75-80% of patients who achieve their first complete remission will relapse, and the median time in remission before relapse with current treatments is only 12 months. The prospects for these relapsed patients is poor, and 5-15% survive long term. There are currently no approved remission maintenance therapies for AML patients. The objective of the Ceplene®/IL-2 combination is to treat AML patients in remission to prevent relapse and prolong leukemia-free survival while maintaining a good quality of life for patients during treatment. Ceplene was designated as an orphan medicinal product in the European Union on April 11, 2005 in respect of this indication.
Phase III Clinical Trial. The pivotal efficacy and safety data for the MAA is based on a Phase III clinical trial for Ceplene® in conjunction with low dose IL-2. The MP-MA-0201 Phase 3 AML clinical trial, or M0201 trial, was an international, multi-center, randomized, open-label, Phase III trial that commenced in November 1997. The trial was designed to evaluate whether Ceplene® in conjunction with low dose IL-2, given as a remission therapy can prolong leukemia-free survival time and prevent relapse in AML patients in first or subsequent remission compared to the current standard of care, which is no therapy during remission. Accordingly, Ceplene® is intended to complement rather than supplant chemotherapy.
Prior to enrollment for remission therapy, patients were treated with induction and consolidation therapy according to institutional practices. Upon enrollment patients were randomized to one of two treatment groups, either the Ceplene® plus IL-2 group or the control group (standard of care, no treatment). Randomization was stratified by country and complete remission status. Complete remission status was divided into two groups; CR1, and those in their second or later complete remission, or CR>1. Altogether 320 patients were entered into this study; 160 were randomized to active treatment and 160 were randomized to standard of care, i.e. no treatment.

Patients on the active treatment arm received Ceplene® plus IL-2 during ten 3-week treatment periods. After each of the first 3 treatment periods, there was a 3-week rest period, whereas each of the remaining cycles was followed by a 6-week rest period. Treatment duration was approximately 18 months. IL-2 was administered subcutaneously, or sc, 1 µg/kg body weight twice daily, or BID, during treatment periods. Ceplene® was administered sc 0.5 mg BID after IL-2. After the patient became familiar and comfortable with self-injection under the investigator’s supervision, both drugs could be administered at home. Patients were followed for relapse and survival until at least 3 years from randomization of the last patient enrolled.
Safety was assessed throughout the study by clinical symptoms, physical examinations, vital signs, and clinical laboratory tests. In addition, patients were monitored for safety for 28 days following removal from treatment for any reason. Additional assessments included bone marrow biopsies as clinically indicated and quality of life.
This study met its primary endpoint of preventing relapse as shown by increased leukemia-free survival for AML patients in remission. The study was conducted in eleven countries and included 320 randomized patients. The data demonstrated that patients with AML in complete remission who received 18 months of treatment with Ceplene® in conjunction with low dose IL-2 experienced a significantly improved leukemia-free survival compared to the current standard of care, which is no treatment, after successful induction of remission. The improvement in leukemia-free survival achieved by Ceplene® in conjunction with low dose IL-2 was highly statistically significant (p=0.0008, analyzed according to Intent-to-Treat).
An additional benefit was also observed in patients in their first remission, also known as CR1. These patients had a 55% improvement in leukemia free survival. This represented an absolute improvement of more than 22 weeks in terms of delayed progression of the disease. This benefit was also highly statistically significant, (p=0.011) and is the intended patient population under consideration for this application. The results of this trial were published in Blood, a leading scientific journal in hematology, (Blood; The Journal of the American Society of Hematology, volume 108, pages 88-96, 2006). There is a distinctive need for new treatment options to improve long-term leukemia free survival among AML patients. The majority of AML patients in complete remission will experience a relapse of leukemia with a poor prognosis. These study results indicate that Ceplene®, in conjunction with low dose IL-2, may significantly improve leukemia-free survival among these patients.
The two treatment groups appear well balanced regarding baseline characteristics and prognostic factors. With a minimum follow-up of 3 years a stratified log-rank test (stratified by country and CR1 vs. second or CR>1) of the Kaplan-Meier, or KM, estimate of leukemia free survival of all randomized patients showed a statistically significant advantage for the treatment group (p =0.008). At three years after randomization, 24% of control patients were alive and free of leukemia, compared with 34% of patients treated with Ceplene® in conjunction with IL-2, stratified by log-rank.
Phase II Clinical Trial. A Phase II investigator trial was conducted in Sweden in which 39 AML patients in complete remission were treated with various combinations of Ceplene® and low-dose IL-2. The objective of the study was to determine a Ceplene® in conjunction with IL-2 treatment regimen that would have the least negative impact on normal living for patients in remission, and to determine the feasibility of using that regimen in a larger study of AML patients in complete remission in a long-term, at-home, self-administration clinical trial. Some patients were treated with chemotherapy as well as Ceplene® and IL-2 therapy.
Results of the first 29 patients enrolled from this investigator trial were encouraging: of the 18 patients in their first complete remission 67% remained in complete remission (median 23 months follow-up), and of the 11 patients in their second or later complete remission, 36% remained in complete remission (median 32 months follow-up). The trial results also demonstrated that the regimen of Ceplene® 0.5 mg and IL-2 1 ug/kg administered subcutaneously at home was safe and well tolerated by most subjects. The results of this study led to the development of protocol M0201.
ASAP (Anti-cancer Screening Apoptosis Platform)
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
Our screening technology is particularly versatile, since it can adapt its assays for use in a wide variety of primary cells or cultured cancer cell lines. We call this platform technology ASAP, which is an acronym for Apoptosis Screening and Anti-cancer Platform. The technology can monitor activation of caspases inside living cells and is versatile enough to measure caspase activity across multiple cell types including cancer cells, primary immune cells, cell lines from different organ systems or genetically engineered cells. This allows us to find potential drug candidates that are selective for specific cancer types, permitting the ability to focus on identifying potential cancer-specific drugs that will have increased therapeutic benefit and reduced toxicity or for immunosuppressive agents selective for activated B/T cells. Our high-throughput screening capabilities allow us to screen approximately 30,000 compounds per day. To date, this program has identified more than 40 in vitro lead compounds with potentially novel mechanisms that induce apoptosis in cancer cells. Four lead oncology candidates, two in pre-clinical and two in Phase I/II clinical programs, are being developed independently or through strategic collaborations. The assays underlying the screening technology are protected by multiple United States and international patents and patent applications.
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
In October 2007, we completed a Phase I clinical trial for EPC2407. We successfully identified the maximum tolerated dose of EPC2407 in the Phase I study. The maximum tolerated dose was below the dose which produced the expected toxicity based on preclinical studies at higher doses. EPC2407 was administered as a single agent in increasing doses to small cohorts of patients with advanced solid tumors. A total of seventeen patients were enrolled in the study. The drug was tested in a variety of cancer types including melanoma, prostate, lung, breast, colon, and pancreatic cancers. The study, which was initiated in December 2006, was conducted at three cancer centers in the U.S. In addition to determining the maximum tolerated dosage of EPC2407, the primary objective of the study was to determine the pharmacokinetic profile of the drug. Results from the study will also help characterize the pharmacodynamic effects on tumor blood flow and potentially identify early signs of objective anti-tumor response as measured by CT scans, MRI or PET, in advanced cancer patients with well vascularized solid tumors. A Phase Ib study of EPC2407 in combination with cisplatin is expected to commence in the second half 2008.
AzixaTM (MPC6827). AzixaTM is a compound discovered from the ASAP drug discovery platform at EpiCept and licensed to Myriad Genetics for clinical development. AzixaTM demonstrated a broad range of anti-tumor activities against many tumor types in various animal models as well as activity against different types of multi-drug resistant cell lines. The Phase I clinical testing was conducted by Myriad, on patients with solid tumors with a particular focus on brain cancers or brain metastases due to the pharmacologic properties of AzixaTM in pre-clinical animal studies that indicated higher drug levels in the brain than in the blood. Myriad reported in the third quarter of 2006 that a maximum tolerated dose, or MTD had been reached for AzixaTM and that they had seen evidence of tumor regression at doses less than the MTD in some patients. In March 2007, Myriad initiated two Phase II registration sized clinical trial for AzixaTM in patients with primary brain cancer and in patients with melanoma that has spread to the brain. In August 2007, Myriad initiated a third Phase II clinical trial for AzixaTM in patients with non-small-cell lung cancer that has spread to the brain. The trials are designed to assess the safety profile of AzixaTM and the extent to which it can improve the overall survival of these patients. In March 2008, we received a milestone payment of $1.0 million upon dosing of the first patient in a Phase II registration-sized clinical trial.

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
Post-herpetic neuralgia or PHN is one type of peripheral neuropathic pain associated with herpes zoster, or shingles that exists after the rash has healed. According to Datamonitor, PHN affects over 100,000 people in the United States each year. PHN causes pain on and around the area of skin that was affected by the shingles rash. Most people with PHN describe their pain as “mild” or “moderate.” However, the pain can be severe in some cases. PHN pain is usually a constant, burning or gnawing pain but can be an intermittent sharp or stabbing pain. Current treatments for PHN have limited effectiveness, particularly in severe cases and can cause significant adverse side effects. One of the initial indications for our EpiCept NP-1 product candidate is for the treatment of peripheral neuropathy in PHN patients.
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
Various drugs are currently used in the treatment of DPN. These include tricyclic antidepressants or TCA’s such as amitriptyline, anticonvulsants such as gabapentin, serotonin and norepinephrine re-uptake inhibitors (e.g., duloxetine), and opioids (e.g.,oxycodone). Unfortunately, the use of these drugs is often limited by the extent of the pain relief provided and the occurrence of significant central nervous system (CNS) side effects such as dizziness, somnolence, and confusion. Because of its limited systemic absorption into the blood, EpiCept NP-1 topical cream (amitriptyline 4%/ketamine 2%) potentially fulfills the unmet need for a safe, better tolerated, and effective agent for painful DPN.
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

Clinical Development. We have completed three Phase II clinical trials, the most recent being a study of 215 patients suffering from DPN. This results of this double-blind, placebo-controlled study trial demonstrated that the primary endpoint, the difference in changes in pain intensity between NP-1 and placebo over the four week duration of the trial, nearly reached statistical significance (p=0.0715). The analgesic benefits of NP-1 continued to build over time during the course of the study. Key secondary endpoints measured in the trial from a responder analysis indicate that 60% of patients in the NP-1 treatment arm achieved a reduction of pain scores of at least 30% compared with 48% of patients in the placebo arm (p=0.076). In addition, 33% of patients in the NP-1 treatment arm achieved a reduction in pain scores of at least 50% compared with 21% of patients in the placebo arm (p=0.078). All pain scores measured trended in favor of the NP-1 treated patients over the placebo group, indicative of an analgesic effect in this type of peripheral neuropathic pain. We concluded that preliminary data derived from the trial support the continued study of NP-1 in a late-stage pivotal clinical trial.
Placebo-controlled Factorial Trial. Earlier Phase II studies included a placebo-controlled factorial trial, which compared the effects of the combination of amitriptyline and ketamine and was designed to demonstrate that the use of this combination was more effective than either drug alone. A factorial trial is a trial in which the active ingredients in combination are compared with each drug used alone and by a placebo control. The trial included 92 subjects with a history of diabetic, post surgical or traumatic neuropathy or PHN. While not statistically significant, the results indicated a desirable rank order of the combination being more effective than either amitriptyline or ketamine alone or placebo. The cream was well-tolerated by a majority of the subjects, and no significant adverse reactions were observed
Dose-Response Clinical Trial. In 2003, we conducted a Phase II placebo-controlled dose-response clinical trial in subjects recruited from 21 pain centers to determine an effective clinical dose of EpiCept NP-1. The trial included 251 subjects with post-herpetic neuralgia who had been suffering significant pain for at least three months. We tested two dosage formulations, one containing a 4% concentration of amitriptyline and a 2% concentration of ketamine, which we refer to as “high-dose” and one containing a 2% concentration of amitriptyline and a 1% concentration of ketamine, which we refer to as “low-dose,” as compared to placebo. The clinical trial results indicated that the high-dose formulation of EpiCept NP-1 met the primary endpoint for the trial and resulted in a statistically significant reduction in pain intensity and increase in pain relief as compared to placebo. We also observed a dose-related effect, i.e. the subjects receiving the high-dose formulation had more favorable results than the subjects receiving the low-dose formulation. In addition, the subjects receiving the high-dose formulation reported better sleep quality and greater overall satisfaction than subjects receiving placebo. In addition, we observed a greater number of “responders,” which for purposes of the responder analysis conducted during the 14-day period were defined as subjects with a two or more point drop in average daily pain scores on the 11-point numerical pain scale. No significant adverse reactions were observed other than skin irritation and rash, which were equivalent to placebo.
Current Clinical Initiatives. In 2007, we initiated a Phase IIb, multi-center, randomized, placebo controlled trial in approximately 500 patients evaluating the analgesic properties and safety of NP-1 cream in patients with post-herpetic neuropathy. This trial was designed to provide further evidence of NP-1’s efficacy in PHN and to compare its safety and efficacy against gabapentin, the leading drug prescribed for this indication. The trial will compare the differences at baseline (at randomization) to the last seven days of treatment between NP-1 and either placebo cream or gabapentin in the mean daily intensity scores. In addition, the trial will investigate the quality of life and disability modification profile of the NP-1 cream.
In the third quarter 2007 EpiCept initiated a Phase III multicenter, randomized, placebo-controlled clinical trial in approximately 400 patients evaluating the effects of EpiCept NP-1 cream in treating patients suffering from chemotherapeutic (induced) peripheral neuropathy, also known as CPN. CPN may affect 50% of women undergoing treatment for breast cancer. A common therapeutic agent for the treatment of advanced breast cancer is paclitaxel, and as many as 80% of the patients with advanced breast cancer experience some signs and symptoms of CPN, such as burning, tingling pain associated sometimes with mild muscular weakness, after high dose paclitaxel administration. The study is being conducted within a network of approximately 25 sites under the direction of the National Cancer Institute (NCI) funded Community Clinical Oncology Program (CCOP).
We held an End of Phase II meeting with the FDA in April 2004 to discuss the protocols for our planned Phase III clinical trials. In that meeting, the FDA accepted our stability data and manufacturing plans for the combination product, as well as toxicology data on ketamine from studies conducted by others and published literature. The FDA also confirmed that the proposed New Drug Application, (“NDA”) would qualify for a Section 505(b)(2) submission (for details on this submission process, see “Item 1. Business — Government Regulation — United States — Section 505(b)(2) Drug Applications” below). In addition, the FDA approved our Phase III clinical trial protocol and indicated that a second factorial Phase III clinical trial would be required. The FDA also requested that we conduct an additional pharmacokinetic trial to assess dermal absorption of ketamine and outlined the parameters for long-term safety studies for the high-dose formulation. The pharmacokinetic clinical trial involved applying the cream twice daily and measuring blood concentration levels of amitriptyline and ketamine over 96 hours.

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
Current Clinical Initiatives. Based on the results from the Phase I and Phase II clinical trials, we are designing a new pivotal Phase II/III clinical trial in acute musculoskeletal low back pain. Our new trial will be designed to address the issues raised in our previous Phase IIb clinical trial. The trial will be longer and will have more stringent enrollment criteria. We are consulting with our partner Endo to help optimize the trial’s design.
Surgical Pain
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
Based on the analyses of this trial’s data, we have concluded that the LidoPAIN SP patch is unlikely to achieve commercial success without significant improvements in its onset of therapeutic activity. We do not plan further development at this time.
Our Strategic Alliances
Myriad
We licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad in 2003. Under the terms of the agreement, we granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. We also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement required Myriad to make research payments to us totaling $3 million which was paid and recognized as revenue prior January 4, 2006. Assuming the successful commercialization of the compound for the treatment of cancer, we are also eligible to receive up to $24.0 million upon the achievement of certain milestones and the successful commercialization of the compound for treatment of cancer as well as a royalty on product sales. In March 2007, Myriad initiated a Phase II registration sized clinical trial for AzixaTM (MPC6827). In March 2008, we received a milestone payment of $1.0 million following dosing of the first patient in this trial.

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

Sales and Marketing
We do not currently have internal sales or marketing capabilities. In order to commercially market our product candidates if we obtain regulatory approval, we must either develop an internal sales and marketing infrastructure or collaborate with third parties with sales and marketing expertise. We have retained full rights to commercialize Ceplene®, EpiCept NP-1, LidoPAIN SP and EPC2407 worldwide. In addition, we have granted Myriad exclusive worldwide commercialization rights, with rights to sublicense, for MPC 6827. We have also granted Endo exclusive worldwide marketing and commercialization rights for LidoPAIN BP but have retained the right to negotiate with Endo co-promotion rights for LidoPAIN BP worldwide. We will likely market our products in international markets outside of North America through collaborations with third parties. We intend to make decisions regarding internal sales and marketing of our product candidates on a product-by-product and country-by-country basis.
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
The following is a summary of the patent position relating to our five in-house product candidates:
Ceplene® — The intellectual property protection surrounding our histamine technology includes 24 United States patents issued or allowed that expire in February 2023, with patents issued or pending in the international markets concerning specific therapeutic areas or manufacturing. Claims include the therapeutic administration of histamine or any H2 receptor agonist in the treatment of cancer, infectious diseases and other diseases, either alone or in combination therapies, the novel synthetic method for the production of pharmaceutical-grade histamine dihydrochloride, the mechanism of action including the binding receptor and pathway, and the rate and route of administration.
EPC2407 — The intellectual property protection regarding this compound is covered by two issued U.S. patents that expire in May 2022 and one application pending covering the composition and uses of this compound and structurally related analogs. Additional foreign patent applications are pending in major pharmaceutical markets outside the United States.
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
Epitome/Dalhousie
In August 1999, we entered into a sublicense agreement with Epitome Pharmaceuticals Limited under which EpiCept was granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia that were licensed to Epitome by Dalhousie University. These and other patents cover the combination treatment consisting of amitriptyline and ketamine in EpiCept NP-1. This technology has been incorporated into EpiCept NP-1. In July 2007, we converted the sublicense agreement previously established with Epitome Pharmaceuticals Limited, related to our product candidate EpiCept NP-1, into a direct license with Dalhousie University. Under this new arrangement, we gained more favorable terms, including a lower maintenance fee obligation and reduced royalty rate on future product sales.
We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. We are obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. At the end of each year in which there has been no commercially sold products, we are obligated to pay Dalhousie a maintenance fee, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. The sublicense agreement with Epitome terminated in July 2007. During 2007, 2006 and 2005, we paid Epitome a fee of $0.3 million, $0 and $0.2 million, respectively and will be required to pay an annual fee of $0.3 million for the next two years if the agreement with Dalhousie remains in effect. During 2007, we paid Dalhousie a signing fee of $0.3 million, a maintenance fee of $0.4 million and a milestone payment of $0.2 million upon the dosing of the first patient in a Phase III clinical trial for the licensed product. These payments were expensed to research and development in 2007.

Shire Biochem
In March 2004 and as amended in January 2005, we entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) who had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreements, Shire BioChem agreed to assign and/or license to us rights it owned under or shared under its oncology research program. The agreement requires that we provide Shire Biochem a portion of any sublicensing payments we receive if we relicense the series of compounds, and make milestone payments to Shire BioChem totaling up to $26 million, assuming the successful commercialization of a compound for the treatment of a cancer indication, as well as pay a royalty on product sales. In 2006, we recorded a license fee expense of $0.5 million upon the commencement of a Phase I clinical trial for EPC2407.
Hellstrand
In October 1999, we entered into a royalty agreement with Dr. Kristoffer Hellstrand under which we have an exclusive license to certain patents for Ceplene® (histamine dihydrochloride or any other H2 receptor agonist) configured for the systemic treatment of cancer, infectious diseases, autoimmune diseases and other medical conditions. We previously paid Dr. Hellstrand $1 million. In addition, we owe a royalty of 1% of net sales. As of December 31, 2007, no royalties have been paid.
Government Regulation
United States
The FDA and comparable state and local regulatory agencies impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our product candidates. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, and implementing regulations. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:
•	completion of extensive pre-clinical laboratory tests, pre-clinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an Investigational New Drug, or IND, application that must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of a New Drug Application, an NDA, to the FDA;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced to assess compliance with current GMP, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.
The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.
Pre-clinical Activities. Pre-clinical activities include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of pre-clinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission before each clinical trial can begin. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center, and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations and regulations for informed consent of subjects.

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
Employees
As of March 14, 2008, EpiCept’s workforce consists of 32 full-time employees, eleven of whom hold a Ph.D. or M.D., and one of whom holds another advanced degree. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that our relations with our employees are good.
Research and Development
Since our inception, we have made substantial investments in research and development. In the years ended December 31, 2007, 2006 and 2005, we incurred research and development expenses of $15.3 million, $15.7 million and $1.8 million, respectively.
Availability of SEC Filings
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
We have incurred significant losses since our inception, and we expect that we will experience net losses and negative cash flow for the foreseeable future. Since our inception in 1993, we have incurred significant net losses in each year. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative costs associated with our operations. Our net loss for the fiscal year ended December 31, 2007 and 2006 was $28.7 and $65.5 million, respectively. As of December 31, 2007 and 2006, our accumulated deficit was $170.8 and $142.2 million, respectively. We may never generate sufficient net revenue to achieve or sustain profitability.
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
We will need substantial additional funding and may be unable to raise additional capital when needed. This could force us to delay, reduce or eliminate our product development and commercialization activities.
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
We believe that our existing cash resources will be sufficient to meet our projected operating requirements into the second quarter of 2008 but will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to repay $2.2 million of outstanding indebtedness that matures in June 2008. We will need to raise additional equity capital, incur indebtedness or enter into collaboration and licensing agreements to continue to fund our operations in the future. We cannot assure you that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope of or eliminate some of our development programs, which could delay the time to market for any of our product candidates.
We may raise additional capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Our ability to raise additional capital will depend on financial, economic and market conditions and other factors, many of which are beyond our control. We cannot be certain that such additional funding will be available upon acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our then-existing stockholders may experience further dilution. Recently, we raised equity financing through the sale of common stock and warrants. If these warrants are exercised in the future, stockholders may experience significant additional dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. To the extent that we raise additional capital through collaboration and licensing arrangements, it may be necessary for us to relinquish valuable rights to our product candidates that we might otherwise seek to develop or commercialize independently. In addition, we only have approximately 5.7 million shares of authorized common stock to raise additional capital through an offering of common stock or warrants. We intend to pursue stockholder approval of an amendment to our certificate of incorporation to increase the amount of authorized capital stock at our annual meeting of stockholders to be held in the second quarter. We can not assure you that any such stockholder approval will be obtained. If we are unable to obtain such stockholder approval, we will not be able to raise additional capital through the sale of common stock or warrants to purchase common stock which would severely limit our ability to fund our operations. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. Given our available cash resources, existing indebtedness and results of operations, obtaining debt financing may not be possible. To the extent that we raise additional capital through collaboration and licensing arrangements, it may be necessary for us to relinquish valuable rights to our product candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that any such additional capital will be available upon acceptable terms, or at all.
We may not be able to continue as a going concern.
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and as a result our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2007 with respect to this uncertainty. We will need to raise additional debt or equity capital to fund our product development efforts and to meet our obligations, including servicing our existing indebtedness and performing our contractual obligations under our license agreements and strategic alliances. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.
We have a limited amount of shares of common stock available for issuance under our Amended and Restated Certificate of Incorporation, which will limit our ability to raise capital by issuing equity securities.
Under our Amended and Restated Certificate of Incorporation, we have 80,000,000 authorized shares consisting of (i) 75,000,000 shares of common stock, par value $0.0001 per share, and (ii) 5,000,000 shares of preferred stock, par value $0.0001 per share. As of March 10, 2008, there were outstanding 51,295,304 shares of common stock and an additional 12,500 shares were held in the treasury. Of the 28,704,696 authorized and unissued shares on that date, 5,635,269 shares were reserved for issuance under EpiCept’s 2005 Equity Incentive Plan, 1995 Stock Option Plan, 2005 Employee Stock Purchase Plan, and the employee stock options issued in connection with the acquisition of Maxim Pharmaceuticals, Inc. In addition, 12,304,297 shares were reserved for issuance pursuant to various private placements and other financing arrangements. As of March 10, 2008, 5,765,130 unissued shares were available for issuance (giving effect to shares reserved for issuance). The limited number of shares available for issuance significantly limits our ability to raise capital through the issuance of equity securities.

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
We may be required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, and obtain an attestation of our internal controls and procedures in 2008, which, if a material weakness exists, could adversely impact our ability to report our consolidated financial results accurately and on a timely basis.
We may be required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2008, which requires annual management assessments of the effectiveness of our internal control over financial reporting and an attestation to, and testing and assessment of, our internal control over financial reporting by our independent registered public accounting firm. For 2007, our internal controls and procedures were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report. There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We may not be able to maintain the effectiveness of our internal control over financial reporting in the future.

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
Clinical and Regulatory Risks
We may not be able to obtain regulatory approval for Ceplene®, our lead product candidate, which could delay or prevent us from being able to generate revenue from sales of Ceplene®, and require additional expenditures.
None of our products has received regulatory approval. Ceplene® is our lead product candidate and our only product candidate currently under regulatory consideration. A non-binding trend vote taken after the Oral Explanation with the CHMP indicated that a slight majority of the votes by CHMP members were not in favor of recommending a positive opinion. The majority view of CHMP considered that the data presented in the application, while supportive of the product’s efficacy and safety in AML, the indication for which approval was sought, should be confirmed by further clinical data from an additional, replicate study. A final determination will be made in March 2008.
While a final determination has not been made, we may not be successful in our efforts to advocate for a positive final determination after the trend vote. In the event of a negative determination, we may appeal CHMP’s determination, but such an appeal may not be successful. A negative determination would also delay or prevent us from generating revenue from product sales of Ceplene® for the foreseeable future and may require us to conduct additional costly and time-consuming clinical trials. We will incur additional expenses in advocating for a positive determination, or appealing a negative determination should we pursue an appeal.
We currently have no products approved for sale and we cannot guarantee you that we will ever obtain regulatory approval for product candidates, which could delay or prevent us from being able to generate revenue from product sales.
We currently have no products approved for sale, and we cannot guarantee you that we will ever obtain regulatory approval for our product candidates. Our product candidates will be subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA, European Medicines Agency for the Evaluation of Medicinal Products, or EMEA, and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. The FDA, EMEA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA, EMEA or similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMEA or similar international regulators may also require additional testing for safety and efficacy. Any failure or delay in obtaining these approvals could prohibit or delay us from marketing product candidates. If our product candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these product candidates, and we may not generate revenues from the commercial sale of any of our products.
To obtain regulatory approval for our product candidates, we or our partners must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements. Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources.
We currently have several product candidates in various stages of clinical testing. All of our product candidates are prone to the risks of failure inherent in drug development and testing. Product candidates in later-stage clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical testing. In addition, the data collected from clinical trials of our product candidates may not be sufficient to support regulatory approval, or regulators could interpret the data differently than we do. The regulators may require us or our partners to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in regulatory policy that occur prior to or during regulatory review.

We and other drug development companies have suffered set backs in late-stage clinical trials even after achieving promising results in early stage development. Accordingly, the results from completed preclinical studies and early stage clinical trials may not be predictive of results in later stage trials and may not be predictive of the likelihood of regulatory approval. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of our product candidates, may severely harm our business and delay or prevent us from being able to generate revenue from product sales, and our stock price will likely decline.
Clinical trial designs that were discussed with regulatory authorities prior to their commencement may subsequently be considered insufficient for approval at the time of application for regulatory approval.
We or our partners discuss with and obtain guidance from regulatory authorities on clinical trial protocols. Over the course of conducting clinical trials, circumstances may change, such as standards of safety, efficacy or medical practice, which could affect regulatory authorities’ perception of the adequacy of any of our clinical trial designs or the data we develop from our studies. Changes in circumstances could affect our ability to conduct clinical trials as planned. Even with successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. For example, in May 2004, we announced the results of an international Phase III clinical trial testing the combination of Ceplene® plus IL-2 in patients with acute myeloid leukemia, or AML, in complete remission. The primary endpoint of the Phase III trials was achieved using intent-to-treat analysis, as patients treated with the Ceplene® plus IL-2 combination therapy experienced a statistically significant increase in leukemia-free survival compared to patients in the control arm of the trial. In January 2005, we announced that based on ongoing correspondence with the FDA, as well as consultations with external advisors, it determined that an additional Phase III clinical trial would be necessary to further evaluate Ceplene® plus IL-2 combination therapy for the treatment of AML patients in complete remission before applying for regulatory approval in the United States. In October 2006, we submitted a Market Authorization Application to EMEA for Ceplene®, our lead oncology product candidate, administered in conjunction with interleukin-2 (IL-2), for the maintenance of first remission in patients with AML. However, we have no assurance that (i) the EMEA or similar regulatory agencies will not require an additional Phase III trial, (ii) the EMEA or similar regulatory agencies would approve regulatory filings for drug approval, or (iii) if an additional Phase III trial is required, that the results from such additional Phase III trial would confirm the results from the first Phase III trial.
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
Even if we obtain regulatory approval for one of our product candidates, the approval will be limited to those indications and conditions for which we are able to show clinical safety and efficacy.
Any regulatory approval that we may receive for our current or future product candidates will be limited to those diseases and indications for which such product candidates are clinically demonstrated to be safe and effective. For example, in addition to the FDA approval required for new formulations, any new indication to an approved product also requires FDA approval. If we are not able to obtain regulatory approval for a broad range of indications for our product candidates, our ability to effectively market and sell our product candidates may be greatly reduced and may harm our ability to generate revenue.
While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by regulatory authorities, our regulatory approvals will be limited to those indications that are specifically submitted to the regulatory agency for review. These “off-label” uses are common across medical specialties and may constitute the best treatment for many patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow regulatory rules and guidelines relating to promotion and advertising may cause the regulatory agency to delay its approval or refuse to approve a product, the suspension or withdrawal of an approved product from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecutions, any of which could harm our business.
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
The use of FDA-approved therapeutics in certain of our pain product candidates could require us to conduct additional preclinical studies and clinical trials, which could increase development costs and lengthen the regulatory approval process.
Certain of our pain product candidates utilize proprietary formulations and topical delivery technologies to administer FDA-approved pain management therapeutics. We may still be required to conduct preclinical studies and clinical trials to determine if our product candidates are safe and effective. In addition, we may also be required to conduct additional preclinical studies and Phase I clinical trials to establish the safety of the topical delivery of these therapeutics and the level of absorption of the therapeutics into the bloodstream. The FDA may also require us to conduct clinical studies to establish that our delivery mechanisms are safer or more effective than the existing methods for delivering these therapeutics. As a result, we may be required to conduct complex clinical trials, which could be expensive and time-consuming and lengthen the anticipated regulatory approval process.
In some instances, we rely on third parties, over which we have little or no control, to conduct clinical trials for our products and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.
The nature of clinical trials and our business strategy requires us to rely on clinical research centers and other third parties to assist us with clinical testing and certain research and development activities, such as our agreement with Myriad Genetics, Inc. related to the MX90745 series of apoptosis-inducer anti-cancer compounds. As a result, our success is dependent upon the success of these third parties in performing their responsibilities. We cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by such third parties. If such contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our product candidates could be delayed. In addition, we rely on Myriad for research and development related to the MX90745 series of apoptosis-inducer anti-cancer compounds. We may enter into similar agreements from time to time with additional third parties for our other product candidates whereby these third parties undertake significant responsibility for research, clinical trials or other aspects of obtaining FDA approval. As a result, we may face delays if Myriad or these additional third parties do not conduct clinical studies and trials, or prepare or file regulatory related documents, in a timely or competent fashion. The conduct of the clinical studies by, and the regulatory strategies of, Myriad or these additional third parties, over which we have limited or no control, may delay or prevent regulatory approval of our product candidates, which would delay or limit our ability to generate revenue from product sales.
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

We may rely on collaborative partners to market and sell Ceplene® in international markets, if approved for sale in such markets. We have not yet entered into any collaborative arrangements with respect to marketing or selling Ceplene® with the exception of agreements relating to Australia, New Zealand and Israel. We cannot assure you that we will be able to enter into any such arrangements on terms favorable to us, or at all.
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
Our success is substantially dependent on our continued ability to attract, retain and motivate highly qualified management, scientific and technical personnel and our ability to develop and maintain important relationships with leading institutions, clinicians and scientists. We are highly dependent upon our key management personnel, particularly John V. Talley, our President and Chief Executive Officer, Robert W. Cook, our Chief Financial Officer, Dr. Stephane Allard, our Chief Medical Officer and Dr. Ben Tseng, our Chief Scientific Officer. We are also dependent on certain scientific and technical personnel. The loss of the services of any member of senior management, or scientific or technical staff may significantly delay or prevent the achievement of product development, commercialization and other business objectives. Messrs. Talley and Cook have entered into employment agreements with EpiCept. However, either of them may decide to voluntarily terminate his employment with us. We do not maintain key-man life insurance on any of our employees.
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
We will compete for market share against fully-integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new product candidates that will compete with our product candidates, as these competitors may operate larger research and development programs or have substantially greater financial resources than us. Our competitors may also have significantly greater experience in:
•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	building relationships with key customers and opinion-leading physicians;

•	obtaining and maintaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

•	These and other competitive factors may negatively impact our financial performance.
EpiCept GmbH, our German subsidiary, is subject to various risks associated with its international operations.
Our subsidiary, EpiCept GmbH, operates in Germany, and we face a number of risks associated with its operations, including:
•	difficulties and costs associated in complying with German laws and regulations;

•	changes in the German regulatory environment;

•	increased costs associated with operating in Germany;

•	increased costs and complexities associated with financial reporting; and

•	difficulties in maintaining international operations.

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
If we fail to maintain the qualification for our common stock to trade on the Nasdaq Capital Market, our securities would be delisted. Factors giving rise to such delisting include a minimum bid price being less than $1.00 per share for ten consecutive days, with a 30 day period to cure. In the past our common stock has traded below $1.00 and may continue to do so in the future. If this occurs, our stock would be delisted and the liquidity of the our common stock would be impaired as there would be no market for the shares.
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
The volatility of biopharmaceutical stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:
•	results from and any delays in our clinical trial programs;

•	announcements concerning our collaborations with Endo Pharmaceuticals Inc., Myriad Genetics, Inc. and DURECT Corporation or future strategic alliances;

•	delays in the development and commercialization of our product candidates due to inadequate allocation of resources by our strategic collaborators or otherwise;

•	market conditions in the broader stock market in general, or in the pharmaceutical and biotechnology sectors in particular;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	additions or departures of key personnel;

•	FDA or international regulatory actions affecting us or our industry;

•	our ability to maintain our listing on the The Nasdaq Capital Market, including if we cannot keep our minimum bid price per share over $1.00;

•	issues in manufacturing our product candidates;

•	market acceptance of our product candidates;

•	third party healthcare reimbursement policies; and

•	litigation or public concern about the safety of our product candidates.

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
Risks related to our Standby Equity Distribution Agreement (SEDA)
Existing stockholders will experience significant dilution from our sale of shares under the SEDA.
Although we have not yet done so, any sale of shares pursuant to our SEDA will have a dilutive impact on our stockholders. As a result, the market price of our common stock could decline significantly as we sell shares pursuant to the SEDA. In addition, for any particular advance, we will need to issue a greater number of shares of common stock under the standby equity distribution agreement as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution.
The investor under the SEDA will pay less than the then-prevailing market price of our common stock
The common stock to be issued under the SEDA will be issued at 97% of the lowest daily volume weighted average price of our common stock during the five consecutive trading days immediately following the date we send an advance notice to the investor. These discounted sales could cause the price of our common stock to decline.
The sale of our stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.
The significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the SEDA could encourage short sales by third parties. Such an event could place further downward pressure on the price of our common stock.
We may not be able to access sufficient funds under the SEDA when needed.
Our ability to raise funds under the SEDA is limited by a number of factors, including the fact that the maximum advance amount is limited by the greater of $200,000 or the variable weighted average price of the common stock during the five trading days immediately prior to such advance notice multiplied by the average daily volume traded for the common stock during the same five trading days prior to such advance notice, we may not submit any request for an advance within five trading days of a prior request, we may have concerns about the impact of an advance on the stock price, and we may not be able to use the facility because we are in possession of material nonpublic information.
We may be limited in the amount we can raise under the SEDA because of concerns about selling more shares into the market than the market can absorb without a significant price adjustment.
We will want to avoid placing more shares into the market than the market’s ability to absorb without a significant downward pressure on the price of our common stock. This potential adverse impact on the stock price may limit our willingness to use the SEDA. Until there is a greater trading volume, it seems unlikely that we will be able to access the maximum amount we can draw without an adverse impact on the stock price.
We will not be able to use the SEDA when we are in possession of material nonpublic information.
Whenever we are issuing shares to YA Global Investments, L.P., we will be deemed to be involved in an indirect primary offering. We cannot engage in any offering of securities without disclosing all information that may be material to an investor in making an investment decision. Accordingly, we may be required to either disclose such information in a registration statement or refrain from using the SEDA.

We will not be able to use the SEDA if the shares to be issued in connection with an advance would result in YA Global Investments, L.P. owning more than 9.9% of our outstanding common stock.
Under the terms of the SEDA, we may not request advances if the shares to be issued in connection with such advances would result in YA Global Investments, L.P. and its affiliates owning more than 9.9% of our outstanding common stock. As of December 31, 2007, YA Global Investment’s beneficial ownership of our common stock was 1.64% per schedule 13G, Amendment No. 1, filed with the SEC on February 13, 2008. We will be permitted to make limited draws on the SEDA so long as YA Global Investment’s beneficial ownership of our common stock (taking into account such 9.9% ownership limitation) remains lower than 9.9%. A possibility exists that YA Global Investments and its affiliates may own more than 9.9% of our outstanding common stock (whether through open market purchases, retention of shares issued under the SEDA, or otherwise) at a time when we would otherwise plan to obtain an advance under the SEDA.
YA Global Investments, L.P. may sell shares of our common stock after we deliver an advance notice during the pricing period, which could cause our stock price to decline.
YA Global Investments, L.P., is deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that we deliver an advance notice to YA Global Investments, which is prior to the date the shares are delivered to YA Global Investments. YA Global Investments may sell such shares any time after we deliver an advance notice. Accordingly, YA Global Investments may sell such shares during the pricing period. Such sales may cause our stock price to decline and if so would result in a lower volume weighted average price during the pricing period, which would result in us having to issue a larger number of shares of common stock to YA Global Investments in respect of the advance.
The SEDA will restrict our ability to engage in alternative financings.
Because of the structure of standby equity distribution transactions, we will be deemed to be involved in a near continuous indirect primary public offering of our securities. As long as we are deemed to be engaged in a public offering, our ability to engage in a private placement will be limited because of integration concerns.
The pricing is relatively expensive if only a small part of the facility is ever used.
We have not decided how much of the commitment amount under the SEDA we will use. The pricing ($25,000 structuring fee, $5,000 due diligence fee, $450,000 commitment fee, 3% discount plus $500 to the investor on each advance) is relatively expensive if only a small part of the facility is ever used.
Private equity lines are relatively new concepts and it is not clear how the courts and the SEC will treat them.
Private equity lines of credit are relatively recent creations and differ in significant ways from traditional Private Placement financing transactions. The staff of the SEC’s Division of Corporation Finance has taken the position that, as long as certain criteria are met, the staff will not recommend enforcement action with respect to the private equity lines of credit or the related “resale” registration statement. It should be noted however, that the staff’s position, although significant, is not a definitive interpretation of the law and is not binding on courts. Accordingly, there is a risk that a court may find this type of financing arrangement, or the manner in which it is implemented, to violate securities laws.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS
We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
EpiCept leases approximately 10,000 square feet located at 777 Old Saw Mill River Road, Tarrytown, NY until February 2012. EpiCept also leases approximately 3,000 square feet in Munich, Germany until July 2009, with automatic year-long extensions for an additional two years. EpiCept currently leases approximately 38,000 rentable square feet of laboratory and office space in San Diego, California. We believe that our existing facilities will be adequate to accommodate our business needs.
ITEM 3. LEGAL PROCEEDINGS
None.
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
Price Range of Common Stock

	Price Range
	High	Low
For Year Ended December 31, 2007
First Quarter	$1.85	$1.37
Second Quarter	4.89	1.71
Third Quarter	2.30	1.50
Fourth Quarter	1.99	1.25

	Price Range
	High	Low
For Year Ended December 31, 2006
First Quarter	$12.00	$2.00
Second Quarter	4.67	2.35
Third Quarter	3.19	1.65
Fourth Quarter	2.08	1.37
The high and low bid prices for the Common Stock during the first quarter of 2008 (through March 12, 2008) were $1.59 and $0.77, respectively. The closing price on March 12, 2008 was $0.80.
As of March 13, 2008, there were approximately 3,992 stockholders of record of our common stock. EpiCept has never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.
Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,869,719	$5.87	4,107,514

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007		2006(1)		2005		2004	2003
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$327		$2,095		$828		$1,115	$377

Operating expenses:
General and administrative	11,759		14,242		5,783	(5)	4,408	3,407
Research and development	15,312		15,675		1,846		1,785	1,641
Acquired in-process research and development	—		33,362		—		—	—

Total operating expenses	27,071		63,279		7,629		6,193	5,048

Loss from operations	(26,744)		(61,184)		(6,801)		(5,078)	(4,671)
Other expense, net	(1,945)		(4,269)		(698)		(2,806)	(5,364)

Loss before benefit for income taxes	(28,689)		(65,453)		(7,499)		(7,884)	(10,035)
Income tax (expense)/benefit	(4)		—		284		275	74

Net loss	(28,693)		(65,453)		(7,215)		(7,609)	(9,961)
Deemed dividend and redeemable convertible preferred stock dividends	—		(8,963)		(1,254)		(1,404)	(1,254)

Loss attributable to common stockholders	$(28,693)		$(74,416)		$(8,469)		$(9,013)	$(11,215)

Basic and diluted loss per common share(2)	$(0.79)		$(3.07)		$(4.95)		$(5.35)	$(6.79)

Weighted average shares outstanding(2)	36,387,774		24,232,873		1,710,306		1,683,199	1,650,717

	As of December 31,
	2007		2006(1)		2005		2004	2003
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,943		$14,097		$403		$1,254	$8,007
Working capital (deficit)	(8,208	)(3)	(4,481	)(3)	(19,735	)(6)	(4,953)	4,518
Total assets	7,398		18,426		2,747		2,627	8,196
Long-term debt	375		447		4,705		11,573	10,272
Redeemable convertible preferred stock	—		—		26,608		25,354	24,099
Accumulated deficit	(170,849)		(142,156	)(4)	(67,740)		(59,292)	(50,411)
Total stockholders’ deficit	(14,177)		(9,373)		(60,122)		(52,379)	(43,652)

(1)	On January 4, 2006, we completed our merger with Maxim Pharmaceuticals, Inc.

(2)	On January 4, 2006, there was a one-for-four reverse stock split. All prior periods have been retroactively adjusted to reflect the reverse stock split.

(3)	Our debt owed to Hercules of $7.3 million and $10.0 million at December 31, 2007 and 2006, respectively, which matures on August 30, 2009 contains a subjective acceleration clause and accordingly has been classified as a current liability in accordance with Financial Accounting Standard Board, or FASB, Technical Bulletin 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements.”

(4)	Includes the in-process research and development of $33.4 million acquired upon the completion of our merger with Maxim Pharmaceuticals, Inc. on January 4, 2006 and the beneficial conversion features of $8.6 million related to the conversion of certain of our notes outstanding and preferred stock into our common stock and from certain anti-dilution adjustments to our preferred stock as a result of the exercise of the bridge warrants.

(5)	Includes $1.7 million write off of initial public offering costs.

(6)	As of December 31, 2005, debt of approximately $11.5 million was due within 12 months and as a result it was classified as a current liability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of cancer and pain. We have a portfolio of five product candidates in active stages of development: an oncology product candidate submitted for European registration, two oncology compounds, a pain product candidate for the treatment of peripheral neuropathies and another pain product candidate for the treatment of acute back pain. Our portfolio of oncology and pain management product candidates allows us to be less reliant on the success of any single product candidate. Our strategy is to focus development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors.
Our leading oncology product candidate, Ceplene®, was submitted for European registration in October 2006. Ceplene® is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML specifically for patients who are in their first complete remission. We have completed our first Phase I clinical trial for EPC2407, a small molecule vascular disruption agent, or VDA and apoptosis inducer for the treatment of patients with advanced solid tumors and lymphomas. AzixaTM (MPC-6827), an apoptosis inducer with VDA activity, is licensed by EpiCept to Myriad Genetics, Inc. as part of an exclusive, worldwide development and commercialization agreement and is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
Our most promising pain product candidate is EpiCept NP-1, a prescription topical analgesic cream designed to provide effective long-term relief of peripheral neuropathies. We recently concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN, and have ongoing clinical trials for herpetic peripheral neuropathy, or PHN, and chemotherapy induced neuropathy, or CIN. LidoPAIN BP, licensed by us to Endo Pharmaceuticals, is currently in Phase II development for the treatment of acute back pain. Our portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. Our pain product candidates utilize proprietary formulations and several topical delivery technologies to administer FDA approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain.
None of our product candidates has been approved by the FDA or any comparable agency in another country and we have yet to generate product revenues from any of our product candidates in development. Our operations to date have been funded principally through the proceeds from the sale of common and preferred securities, debt instruments, cash proceeds from collaborative relationships, investment income earned on cash balances and short-term investments.
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
In its earlier decision, the Panel conditioned continued listing on meeting the following requirements: (1) on or before April 11, 2007, we shall publicly announce and inform the Panel that the Private Placement and SEDA have been approved by its shareholders, and (2) on or before April 25, 2007, the Nasdaq staff shall have approved our application for new listing, we will have paid all applicable listing fees and evidenced compliance with all requirements for continued listing on The Nasdaq Capital Market. The letter indicated that we met both conditions within the required time period, and therefore the Panel determined to continue the listing of our securities on The Nasdaq Capital Market.

Recent Events
On March 6, 2008, we received gross proceeds of approximately $5.0 million (net proceeds of approximately $4.7 million after the deduction of fees and expenses) from the public offering of our common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50,000,000 of our common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase our securities. Approximately 5.4 million shares of our common stock were sold at a price of $0.9225 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.7 million shares of our common stock at an exercise price of $0.86 per share.
In March 2008, we received a $1.0 million milestone payment from our partner, Myriad, following dosing of the first patient in a Phase II registration sized clinical trial for AzixaTM (MPC6827).
In February 2008, we presented at the Oral Explanation meeting to the CHMP, the scientific committee of the EMEA, regarding the remaining outstanding issues on the MAA for Ceplene®. A non-binding trend vote taken after the Oral Explanation indicated that a slight majority of the votes by CHMP members were not in favor of recommending a positive opinion. The majority view of the CHMP considered that the data presented in the application, while supportive of the product’s efficacy and safety in AML, the indication for which approval is being sought, should be confirmed by further clinical data from an additional, replicate study. Discussions by CHMP members of the MAA noted findings from a 2003 study of Ceplene/IL-2 (at a higher dose) in malignant melanoma (a metastatic solid tumor disease with a high tumor burden), in which Ceplene® failed to meet its primary endpoints. By contrast, AML patients in first remission have a microscopically and cytogenetically undetectable tumor burden (minimal residual disease) and are ideal candidates for Ceplene/IL-2 immunotherapy. We are assessing potential options to gain approval and, if the final vote is negative, whether that decision should be appealed.
Financial Update
Since inception, we have incurred significant net losses each year. Our net loss for the years ended December 31, 2007 and 2006 was $28.7 million and $65.5 million, respectively, and we had an accumulated deficit of $170.8 million as of December 31, 2007. Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur increasing expenses over the next several years as we:
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

We initially acquired in-process research and development assets of approximately $33.7 million, which were immediately expensed to research and development on January 4, 2006. A reduction of approximately $0.3 million of in-process research and development expense was recognized during 2006. The reduction of $0.3 million was a result of the decrease in merger restructuring and litigation accrued liabilities by approximately $0.6 million due to the termination of one lease in San Diego, which was partially offset by an increase in legal litigation settlements of approximately $0.4 million. We acquired assembled workforce of approximately $0.5 million, which was capitalized and is being amortized over its useful life of 6 years. We also acquired fixed assets of approximately $2.0 million, which have been depreciated over their remaining useful life.
The value assigned to the acquired in-process research and development was determined by identifying the acquired in-process research projects for which: (a) there is exclusive control by the acquirer; (b) significant progress has been made towards the project’s completion; (c) technological feasibility has not been established, (d) there is no alternative future use, and (e) the fair value is estimable based on reasonable assumptions. The total acquired in-process research and development is valued at $33.4 million, assigned entirely to one qualifying program, the use of Ceplene® as remission maintenance therapy for the treatment of AML in Europe, and expensed on the closing date of the merger. The value of in-process research and development was based on the income approach that focuses on the income-producing capability of the asset. The underlying premise of the approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. In determining the value of in-process research and development, the assumed commercialization date for the product was 2007. Given the risks associated with the development of new drugs, the revenue and expense forecast was probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustment was applied based on the stage of development of Ceplene® at the time of the assessment and the historical probability of successful advancement for compounds at that stage. The modeled cash flow was discounted back to the net present value. The projected net cash flows for the project were based on management’s estimates of revenues and operating profits related to such project. Significant assumptions used in the valuation of in-process research and development included: the stage of development of the project; future revenues; growth rates; product sales cycles; the estimated life of a product’s underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 30% to reflect present value, which approximates the implied rate of return on the merger.

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
Off Balance Sheet Arrangements
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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, stock-based compensation, contingent interest, warrant liability, the allocation of the purchase price of Maxim and the costs of the exit plan related to the merger with Maxim. Actual results could differ from those estimates.
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
Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. EpiCept periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. During 2006, with respect to LidoPAIN BP, we changed the estimated development period by an additional twenty-one months and during 2007 we increased the estimated development period by an additional twelve months to reflect additional time required to obtain clinical data from our partner.
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
Royalty Expense
Upon receipt of marketing approval and commencement of commercial sales, which may not occur for several years, EpiCept will owe royalties to licensors of certain patents generally based upon net sales of the respective products. Under a royalty agreement with respect to LidoPAIN SP, we are obligated to pay a royalty based on net sales of any of our products for the treatment of pain associated with surgically closed wounds. Under a license agreement with respect to EpiCept NP-1, we are obligated to pay royalties based on annual net sales derived from the products incorporating the licensed technology. Under a license agreement with respect to EPC2407, we are required to provide a portion of any sublicensing payments we receive if we relicense the series of compounds or make milestone payments, assuming the successful commercialization of the compound by us for the treatment of a cancer indication, as well as pay a royalty on product sales. Under a royalty agreement with respect to Ceplene®, we are obligated to pay royalties based on annual net sales derived from the products incorporating the licensed technology. In each case, our royalty obligation ends the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and 2) the expiration of the last EpiCept licensed patent.

Stock-Based Compensation
Prior to January 1, 2006 and in accordance with Statement of Financial Accounting Standard (“FAS”) 123, “Accounting for Stock-Based Compensation” which we refer to as FAS 123, EpiCept accounted for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” or APB 25, using intrinsic values with appropriate disclosures using the fair value based method. Accordingly, EpiCept recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices that are, for financial reporting purposes, deemed to be below fair market value on the measurement date — generally being the date of grant. In the notes to EpiCept’s consolidated financial statements, EpiCept provides pro forma disclosures for 2005 as required by FAS 123 and related pronouncements. We accounted for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with FAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value.
In December 2004, the Financial Accounting Standards Board or FASB issued FAS 123R, "Share-Based Payment” (“FAS 123R”). This statement is a revision to FAS 123, supersedes APB 25, and amends FAS 95, “Statement of Cash Flows.” FAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and requires companies to recognize such transactions as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. We adopted the statement on January 1, 2006. We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of SFAS No. 123R and interpreted by an SEC issued Staff Accounting Bulletin No. 107 (SAB 107). In accordance with SAB 107, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. Due to limited Company specific historical volatility data, we have based our estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than our actual volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
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
Deferred Financing
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
Beneficial Conversion Feature of Certain Instruments
The convertible feature of certain financial instruments provided for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature or BCF. Pursuant to EITF 98-5, and EITF 00-27, the estimated fair value of the BCF is recorded as interest expense if it relates to debt or a dividend if it is related to equity. If the conversion feature is contingent, then the BCF is measured but not recorded until the contingency is resolved. Our Convertible Bridge loans due October 2006 and the November 2005 Senior Notes due October 2006 both contained contingent BCF’s. Upon closing of the merger with Maxim on January 4, 2006, the contingency was resolved and we recorded BCFs of approximately $4.4 million as an additional charge to interest expense. Our Preferred Stock contained anti-dilution provisions. Upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.6 million was recorded as a result of the anti-dilution provisions.
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
Research and Development Expenses
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
None of our drug candidates have received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that EpiCept’s and our collaborators’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.
Results of Operations
Years Ended December 31, 2007 and 2006
Revenues. During 2007 and 2006, we recognized revenue of approximately $0.3 million and $2.1 million, respectively, from prior upfront licensing fees and milestone payments received from Adolor, Endo and DURECT and royalties with respect to certain technology. We recognized revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP. During 2007 and 2006, we recorded revenue from Endo of $0.2 million and $0.5 million, respectively. In October 2006, we were informed of the decision by Adolor to discontinue its licensing agreement with us for LidoPAIN SP. Previously, we recognized revenue on a straight line basis over the development period for LidoPAIN SP. During 2006, we recognized $1.5 million of deferred revenue from Adolor of which $1.2 million was recognized in the fourth quarter due to the termination of the license agreement by Adolor. We have no further obligations to Adolor. In December 2006, we received an upfront license fee payment of $1.0 million from DURECT. We recognize revenue from our agreement with DURECT on a straight line basis over the life of the last to expire patent. During 2007 and 2006 we recognized deferred revenue of approximately $0.1 million and $2,000 respectively relating to our agreement with DURECT. During 2007 and 2006, we also recognized revenue of $43,000 and $36,000, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of December 31, 2007 of $0.2 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Endo and DURECT.
General and administrative expense. General and administrative expense decreased by 17% or $2.5 million to $11.8 million for 2007 from $14.2 million in 2006. For 2007, stock-based compensation charges amounted to $2.1 million, or a decrease of $1.6 million from 2006. In addition, our premises, legal, personnel and insurance expenses decreased $2.1 million for 2007 as compared to the same period in 2006. These decreases were partially offset by an increase in investor relations, public reporting costs and other administrative expenses of $0.5 million, a $0.4 million charge for liquidated damages as a result of a registration statement not being declared effective by the required date and a $0.3 million charge relating to a release and settlement agreement with our senior secured lender (See “Contractual Obligations”) for 2007.
Research and development expense. Research and development expense decreased by $0.4 million to $15.3 million for 2007 from $15.7 million for 2006. During 2007, our clinical activity increased significantly as we completed preparation for the clinical trials of NP-1, two of which commenced in April, and continued our Phase I clinical trial of EPC 2407. Consulting expenses also increased significantly as we received and reviewed the Day 80 report, the Day 120 List of Questions and the Day 150 List of Questions related to the Ceplene® MAA, and prepared our response to the EMEA. The increase in clinical activity and consulting expense during the year ended December 31, 2007 was offset by a reduction in preclinical activity. During 2006, our research and development efforts concentrated on preparing EPC 2407 for an IND filing and commencement of clinical trials, the continuation of our Phase III clinical trial for LidoPAIN SP, and preparation of the Ceplene® MAA filing with the EMEA. Stock-based compensation and depreciation expense declined by $0.4 million during 2007 compared 2006. We recorded a $0.4 million non-cash charge relating to the issuance of warrants in connection with the termination of a sublicense agreement with Epitome Analgesics Inc. during 2007. Finally, our license fees increased by approximately $0.7 million during 2007, compared to 2006 primarily as a result of terminating our sub-license agreement with Epitome and entering into a direct license agreement with Dalhousie (see “License Agreements”).

For the years ended December 31, 2007 and 2006, EpiCept incurred the following research and development expense:

	2007	2006
	(in thousands)
Direct Expenses:
Ceplene	$1,922	$1,673
Epicept NP-1	3,912	1,733
EPC2407	1,367	2,582
Other projects	510	1,155

	7,711	7,143

Indirect Expenses:
Staffing	3,750	3,644
Other indirect	3,851	4,888

	7,601	8,532

Total Research & Development	$15,312	$15,675

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
Other income (expense), net. Our other income (expense), net consisted of the following for the years ended December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Other income (expense), net consist of:
Interest expense	$(2,287)	$(6,331)
Reversal of contingent interest expense	—	994
Change in value of warrants and derivatives	(794)	371
Interest income	113	312
Gain on marketable securities	—	82
Gain on extinguishment of debt	493	—
Foreign exchange gain	530	203
Miscellaneous income	—	100

Other expense, net	$(1,945)	$(4,269)

During 2007, we recorded other expense, net of $2.0 million as compared to other expense, net of $4.3 million during 2006. The $2.3 million decrease in other expense, net was primarily related to a BCF charge to interest expense of approximately $4.4 million during 2006 related to a contingency resolved at the closing of our merger with Maxim on January 4, 2006, a $0.5 million gain on extinguishment of debt relating to the repayment agreement with tbg (see “Contractual Obligations”) during 2007 and a larger foreign exchange gain of $0.3 million during 2007 as compared to 2006. The decrease in other expense, net was partially offset by a decrease in interest income of approximately $0.2 million due to lower average cash balances during 2007, the $1.0 million reversal of contingent interest in connection with the IKB loan no longer deemed necessary at December 31, 2006, a $1.2 million increase in the fair value of certain warrants and derivatives which we were marking to market and a $0.7 million increase in interest expense related to the senior secured term loan we entered into in August 2006 (see “Contractual Obligations”). In 2006, we sold one of our web site addresses for $0.1 million which was recognized in other income.

Income Taxes. Income tax expense for the years ended December 31, 2007 and 2006 was $4,000 and $0, respectively. As of December 31, 2007 and 2006, we had federal net operating loss carryforwards (“NOLs”), of $72.8 and $436.8 million, state NOLs of $77.6 and $279.3 million, and foreign NOLs of $13.6 and $9.4 million respectively, available to reduce future taxable income. Our federal and state NOLs expire in various intervals through 2027. In 2007 we determined that an ownership change occurred under Section 382 of the Internal Revenue Code. The utilization of our net operating loss carryforwards and other tax attributes will be limited to approximately $1.6 million per year. We also determined that we were in a Net Unrealized Built-in Gain position (for purposes of Section 382) at the time of the ownership change, which increases our annual limitation over the next five years through 2011 by approximately $2.9 million per year. Accordingly, we have reduced our net operating loss carryforwards and research and development tax credits to the amount that we estimate that we will be able to utilize in the future, if profitable, considering the above limitations. In accordance with FAS 109, “Accounting for Income Taxes,” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with deductible temporary differences and NOLs at December 31, 2007 and 2006.
Deemed Dividends and Convertible Preferred Stock Dividends. Deemed and accreted convertible preferred stock dividends amounted to $0 and $9.0 million for 2007 and 2006, respectively, relating to our Series A, Series B and C convertible preferred stock. Our Preferred Stock contained anti-dilution provisions and upon the closing of the merger with Maxim on January 4, 2006, a BCF of approximately $8.9 million was recorded as a deemed dividend in accordance with EITF 98-5 as a result of the anti-dilution provisions contained in the preferred stock. Due to the conversion of all of the Preferred Stock to common stock on January 4, 2006. There will be no further accretion of dividends.
Years Ended December 31, 2006 and 2005
Revenues. During 2006 and 2005, we recognized deferred revenue of approximately $2.1 million and $0.8 million, respectively, from prior upfront licensing fees and milestone payments received from Adolor and Endo and a new license agreement with DURECT. We recognized revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP. During 2006 and 2005, we recorded revenue from Endo of $0.5 million and $0.4 million, respectively. On October 27, 2006, we were informed of the decision by Adolor to discontinue its licensing agreement with us for LidoPAIN SP. Previously, we recognized revenue on a straight line basis over the development period for LidoPAIN SP. During 2006, we recognized $1.5 million of deferred revenue from Adolor of which $1.2 million was recognized in the fourth quarter relating to the terminated Adolor license agreement. We have no further obligations to Adolor. In December 2006, we received an upfront license fee payment of $1.0 million, of which approximately $2,000 was recognized as revenue from DURECT. We will recognize revenue from our agreement with DURECT on a straight line basis over the life of the last to expire patent. We also recognized revenue of $36,000 from royalties with respect to acquired Maxim technology.
General and administrative expense. General and administrative expense increased by 146% or $8.4 million to $14.2 million for 2006 from $5.8 million in 2005. A significant factor in the increase was our adoption of FAS 123R, on January 1, 2006, which resulted in a $3.7 million charge for stock-based compensation for the year ended December 31, 2006. In addition, as a result of the merger with Maxim on January 4, 2006, we incurred $3.1 million in legal and other general and administrative expense related to the activities we are continuing at the San Diego facility including information technology and human resources. We also incurred an increase in staff compensation due to the payment of certain one-time bonuses totaling $0.5 million in connection with the closing of the merger with Maxim and the February 2006 sale of common stock and warrants, and we expensed bonuses in connection with the Company’s 2006 results which were paid in early 2007. We incurred higher accounting and legal expenses of $0.7 million and $0.4 million, respectively, as well as higher travel and recruiting expenses for the year ended 2006 as compared to 2005. Finally, as we became a public company upon the closing of the merger with Maxim, we incurred $1.0 million in costs related to our activity as a public company including listing fees, investor relations activities and expenses related to the production of our annual report. Deferred initial public offering costs of $1.7 million were expensed in 2005 following the withdrawal of our initial public offering in May 2005.
Research and development expense. Research and development expense increased by $13.9 million to $15.7 million for 2006 from $1.8 million for 2005. As a result of the merger with Maxim, we continued development of two programs: the registration of Ceplene® in Europe as remission maintenance therapy for AML, and an early stage program to discover and develop novel compounds that induce apoptosis and may be indicated for the treatment of certain cancers. The continuation of these programs contributed $10.9 million in research and development expense during 2006, including staffing and direct third party costs. We completed the enrollment of our Phase III trial for LidoPAIN SP in Europe, and initiated manufacturing and commercial scale-up efforts with respect to our EpiCept NP-1 and LidoPAIN BP product candidates resulting in higher research costs of $1.5 million. In connection with the adoption of FAS 123R, we recorded $0.4 million of stock-based compensation expense during 2006. We incurred higher payroll and recruiting fees of $0.4 million and $0.1 million for 2006 as compared to 2005.
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

Other income (expense), net. Our other income (expense), net consisted of the following for 2006 and 2005:

	2006	2005
	(in thousands)
Other income (expense), net consist of:
Interest expense	$(6,331)	$(1,906)
Reversal of contingent interest expense	994	—
Change in value of warrants and derivatives	371	832
Interest income	312	19
Gain on marketable securities	82	—
Foreign exchange gain (loss)	203	357
Miscellaneous income	100	—

Other expense, net	$(4,269)	$(698)

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
License Agreements
On December 20, 2006, we entered into a license agreement with DURECT, pursuant to which we granted DURECT the exclusive worldwide rights to certain of our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, we received a $1.0 million payment and may receive up to an additional $9.0 million in license fees and milestone payments as well as certain royalty payments based on net sales. As of December 31, 2007, we recorded inception to date revenue of $0.1 million related to this license agreement.

In December 2003, we entered into a license agreement with Endo under which EpiCept granted Endo (and its affiliates) the exclusive (including as to EpiCept and its affiliates) worldwide right to commercialize LidoPAIN BP. We also granted Endo worldwide rights to certain of our other patents used by Endo in the development of certain Endo products, including Lidoderm, Endo’s topical lidocaine-containing patch, for the treatment of chronic lower back pain. We remain responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. Upon the execution of the Endo agreement, we received a payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method, and we may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both EpiCept’s LidoPAIN BP product candidate and Endo’s own back pain product candidate, so long as, in the case of Endo’s product candidate, our patents provide protection thereof. As of December 31, 2007, we recorded inception to date revenue related to this license agreement in the amount of $1.6 million of which $0.2 million was recorded as revenue during 2007. We may also receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents of the LidoPAIN BP product candidate are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. We are also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones of covered Endo products, including Lidoderm, Endo’s chronic lower back pain product candidate, so long as our patents provide protection thereof. The total amount of upfront and milestone payments we are eligible to receive under the Endo agreement is $90.0 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
In July 2003, we entered into a license agreement with Adolor under which we granted Adolor the exclusive right to commercialize, among other products, LidoPAIN SP throughout North America. We received total payments of $3.0 million, which were deferred and were being recognized as revenue ratably over the estimated development period of LidoPAIN SP. In October 2006, Adolor informed us of their decision to discontinue their licensing agreement with us for LidoPAIN SP. As a result, we regained full worldwide development and commercialization rights to our product candidate. As a result of the termination of the contract, we recognized the remaining deferred revenue of approximately $1.2 million during the fourth quarter 2006, as we have no further obligations to Adolor.
In connection with our merger with Maxim on January 4, 2006, we acquired a license agreement with Myriad under which we licensed our MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Myriad has initiated clinical trials for AzixaTM, also known as MPC6827, for the treatment of brain cancer. We are also eligible to receive milestone payments from Myriad of up to approximately $24.0 million upon the achievement of specified net sales milestones of covered Myriad products. The total amount of upfront and milestone payments we are eligible to receive under the Myriad agreement is $27.0 million. There is no certainty that any of these milestones will be achieved or any royalty earned. Under the terms of the agreement, Myriad is responsible for the worldwide development and commercialization of any drug candidates from this series of compounds. The agreement requires that Myriad make licensing, research and milestone payments to us assuming the successful commercialization of a compound for the treatment of cancer, as well as pay a royalty on product sales. In September 2006, Myriad announced positive Phase I clinical trial results for AzixaTM and in March 2007 announced that it had commenced a registration size clinical trial for the product candidate. In March 2008, we received a milestone payment of $1.0 million upon dosing of the first patient in this trial.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all.. As a result, EpiCept has incurred an accumulated deficit of $170.8 million as of December 31, 2007, and we anticipate that we will incur operating losses, potentially greater than losses in prior years, for a number of years in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position on December 31, 2007 and 2006.

	December 31,	December 31,
	2007	2006
	(in thousands)
Working capital deficit	$8,208	$4,481
Cash and cash equivalents	4,943	14,097
Notes and loans payable, current portion	9,553	12,358
Notes and loans payable, long term portion	375	447
Working Capital Deficit
As of December 31, 2007, we had a working capital deficit of $8.2 million, consisting of current assets of $5.6 million and current liabilities of $13.8 million. This represents an unfavorable change in working capital of approximately $3.7 million from our working capital deficit of $4.5 million on current assets of $15.2 million and current liabilities of $19.7 million at of December 31, 2006. We funded our working capital deficit and the cash portion of our 2007 operating loss with proceeds from our December 2007, October 2007, June 2007, December 2006, and August 2006 financings. Our note payable with Hercules which matures on August 30, 2009, contains a subjective acceleration clause and, accordingly, has been classified as a current liability as of December 31, 2007 in accordance with FASB Technical Bulletin (“FTB”) 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements” (“FTB 79-3”).
Upon the closing of the merger with Maxim, approximately $12.3 million of our outstanding debt instruments were repaid or converted into 2.7 million shares of common stock. At the time of the merger, Maxim had cash and cash equivalents and marketable securities approximating $15.1 million.
Cash and Cash Equivalents
At December 31, 2007, our cash and cash equivalents totaled $4.9 million. At December 31, 2006, cash and cash equivalents totaled $14.1 million. At the time of the merger, Maxim had cash and cash equivalents and marketable securities approximating $15.1 million. In December 2007, October 2007 and June 2007, we sold collectively approximately 12.7 million shares of common stock and warrants to purchase 6.5 million shares of our common stock for gross proceeds of $23.0 million. The proceeds were offset by transaction related payments of $2.3 million of financing costs. Proceeds were utilized to fund some of the cash portion of the operating loss for 2007.
Current and Future Liquidity Position
During 2007, we raised gross proceeds of $23.0 million, $20.7 net of $2.3 million in transaction costs, and in March 2008, we raised gross proceeds of $5.0 million, $4.7 million net of $0.3 million in transaction costs, from the sale of common stock and warrants. Our cash at December 31, 2007 of $4.9 million plus the proceeds from the sale of our common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in August 2007, potential future payments from our strategic partners and interest earned on cash balances and investments are expected to be sufficient to meet our projected operating requirements into the second quarter 2008. We anticipate the need to raise additional funds in the future through public or private financings, strategic relationships or other arrangements.
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
In December 2006, we entered into a Standby Equity Distribution Agreement or SEDA with YA Global Investments, L.P. Pursuant to this agreement, YA Global Investments, L.P. has committed to purchase up to $15.0 million of shares of our common stock from us over the next three years at a discount to be calculated at the time of issuance. Under the terms of the agreement, we will determine, at our sole discretion, the exact timing and amount of any SEDA financings, subject to certain conditions (see “Risk Factors: Risks Related to our Standby Equity Distribution Agreement”).
Operating Activities
Net cash used in operating activities for 2007 was $25.8 million as compared to $25.2 million in 2006. Cash was primarily used to fund our net loss for the year for research and development, general, administrative and interest expense. The net loss was partially offset by non-cash charges of $2.5 million of FAS 123R stock-based compensation, $1.8 million of depreciation and amortization expense and $0.4 million relating to the issuance of warrants upon termination of a sublicense agreement. Accounts payable decreased by $0.9 million and merger restructuring and litigation payments were $0.5 million during 2007, reflecting payments made following the closing of the merger. Deferred revenue decreased by $0.3 million to account for the portion of the Endo and DURECT deferred revenue recognized as revenue.
Investing Activities
In 2007, net cash flows used in investing activities of $0.2 million consisted primarily of the purchase of property and equipment. In 2007, as a result of our move to new corporate headquarters, we purchased furniture and equipment totaling $0.2 million. Our capital expenditures for 2006 and 2005 totaled approximately $0.1 million and $3,000, respectively. We do not anticipate significant capital expenditures in the near future.
Financing Activities
Net cash provided by financing activities for 2007 was $16.8 million compared to $27.6 million for 2006. The decrease was primarily attributed to the issuance of a $10.0 million senior secured term loan together with common stock purchase warrants in 2006 and an increase in loan repayments of $2.0 million in 2007. During 2007 and 2006, we issued common stock and common stock purchase warrants for $20.8 million and $20.8 million, respectively, net of transaction costs of $2.3 million and $1.4 million respectively.
Contractual Obligations
As of December 31, 2007, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of December 31, 2007):

	Less than			More than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
Long-term debt	$6,535	$3,521	$176	$—	$10,232
Interest expense	780	231	17	—	1,028
Operating leases	1,504	2,861	1,863	661	6,889
Severance	95	—	—	—	95
Other obligations	3,653	1,700	200	300	5,853

Total	$12,567	$8,313	$2,256	$961	$24,097

€ 1.5 Million Due 2007. In August 1997, our subsidiary, EpiCept GmbH entered into a ten-year non-amortizing loan in the amount of € 1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, or “tbg.” This loan is referred to in this report as the “tbg I” loan. Proceeds must be directed toward research, development, production and distribution of pharmaceutical products. The tbg I loan bears interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the debt agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. We considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. EpiCept assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below. At the demand of tbg, additional amounts could have been due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the loan for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to tbg from the annual surplus of EpiCept GmbH. We were accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan.
On December 20, 2007, Epicept GmbH entered into a repayment agreement with tbg, whereby Epicept GmbH paid tbg approximately € 0.2 million ($0.2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of € 1.5 million ($2.2 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 is required to be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately € 0.5 million ($0.7 million). Epicept GmbH considered this a modification to the original debt agreement and has recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” Accrued interest attributable to the additional interest payments totaled $0 and $0.6 million at December 31, 2007 and 2006, respectively.
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
Senior Secured Term Loan. In August 2006, we entered into a term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan is 11.7% per year. In addition, we issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of our common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by us on December 21, 2006 and an amendment entered into on January 26, 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of our common stock at an exercise price of $1.46 per share. The basic terms of the loan require monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest commencing on April 1, 2007. Any outstanding balance of the loan and accrued interest will be repaid on August 30, 2009. In connection with the terms of the loan agreement, we granted Hercules a security interest in substantially all of our personal property including our intellectual property.
Our term loan with Hercules, which matures on August 30, 2009, contains a subjective acceleration clause. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, accordingly, our term loan with Hercules has been classified as a current liability of $7.3 million and $10.0 million as of December 31, 2007 and 2006, respectively, in accordance with FASB Technical Bulletin 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”. However, the table above lists maturity based on the stated terms.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility leases in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2009. Long-term commitments under operating leases for facilities leased by Maxim and retained by EpiCept relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. In July 2006, we terminated our lease of certain property in San Diego, CA. In connection with the lease termination, we issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.

We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of December 31, 2007, we may be required to make future milestone payments, totaling approximately $5.9 million, (see note above) under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
We are also obligated to make future royalty payments to four of our collaborators under existing license agreements, based on net sales of Ceplene®, EpiCept NP-1, LidoPAIN SP and EPC2407, to the extent revenues on such products are realized. We can not reasonably determine the amount and timing of such royalty payments and they are not include in the table above.
Recent Accounting Pronouncements
In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R establishes guidelines for the recognition and measurement of assets, liabilities and equity in business combinations. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.
In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.
In December 2007, the FASB issued EITF Issue No. 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by a partner in a collaborative arrangements should be presented in the statement of operations and set forth certain disclosures that should be required in the partners’ financial statements. We have not completed our assessment of EITF 07-1 and the impact, if any, on our consolidated financial statements.
In June 2007, the FASB issued EITF Issue No. 07-03 (“EITF 07-03”), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.
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
In September 2006, the FASB issued FAS 157, “Fair Value Measurements” or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We have not completed our assessment of FAS 157 and the impact, if any, on our consolidated financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS
The financial currency of our German subsidiary is the euro. As a result, we are exposed to various foreign currency risks. First, our consolidated financial statements are in U.S. dollars, but a portion of our consolidated assets and liabilities is denominated in euros. Accordingly, changes in the exchange rate between the euro and the U.S. dollar will affect the translation of our German subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. We also bear the risk that interest on our euro-denominated debt, when translated from euros to U.S. dollars, will exceed our current estimates and that principal payments we make on those loans may be greater than those amounts currently reflected on our consolidated balance sheet. If the U.S. dollar depreciation to the euro had been 10% more throughout 2007, we estimate that our interest expense and the fair value of our euro-denominated debt would have increased by $13,000 and $0.3 million, respectively. Historically, fluctuations in exchange rates resulting in transaction gains or losses have had a material effect on our consolidated financial results. We have not engaged in any hedging activities to minimize this exposure, although we may do so in the future. Our exposure to changes in the exchange rate between U.S. dollars and euros was reduced on January 4, 2006 following the completion of the merger with Maxim at which time $2.4 million of outstanding euro denominated debt was converted into common shares, and was further reduced when we prepaid our loan from IKB on January 3, 2007.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-K in connection with the preparation of this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

ITEM 9B.	OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
Management and Board of Directors
EpiCept has a strong team of experienced business executives, scientific professionals and medical specialists. EpiCept’s executive officers and directors, their ages and positions as of March 13, 2008 are as follows:

Name	Age	Position/Affiliation
John V. Talley	52	President, Chief Executive Officer and Director
Robert W. Cook	52	Chief Financial Officer — Senior Vice President, Finance and Administration, and Secretary
Stephane Allard, M.D.	54	Chief Medical Officer
Ben Tseng, Ph.D.	63	Chief Scientific Officer
Dileep Bhagwat, Ph.D.	57	Senior Vice President, Pharmaceutical Development
Robert G. Savage	54	Chairman of the Board
Guy C. Jackson	65	Director
Gerhard Waldheim	59	Director
John F. Bedard	57	Director
Wayne P. Yetter	62	Director
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
Stephane Allard, M.D. has been EpiCept’s Chief Medical Officer since March 2007. Prior to that he was Chief Executive Officer, President and a Director of Biovest International. Dr. Allard also served in executive positions at Sanofi-Synthelabo, Synthelabo, Inc. and Lorex Pharmaceuticals. Dr. Allard received his medical doctorate from Rouen Medical College and received a Diplomate of CESAM (Certificate of Statistical Studies Applied to Medicine) and a PhD in Clinical Pharmacology and Pharmacokinetics (Pitie Salpetriere Hospital); Paris, France.
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
Board of Directors
Robert G. Savage has been a member of EpiCept’s Board since December 2004 and serves as the Chairman of the Board. Mr. Savage has been a senior pharmaceutical executive for over twenty years. He held the position of Worldwide Chairman of the Pharmaceuticals Group at Johnson & Johnson and was both a company officer and a member of the Executive Committee. He also served Johnson & Johnson in the capacity of a Company Group Chairman and President of Ortho-McNeil Pharmaceuticals. Most recently, Mr. Savage was President of the Worldwide Inflammation Group for Pharmacia Corporation and is presently President and CEO of Strategic Imagery LLC, a consulting company which he is the principal of. He has held multiple positions leading marketing, business development and strategic planning at Hoffmann-La Roche and Sterling Drug. Mr. Savage is a director of The Medicines Company, a specialty pharmaceutical company, Noven Pharmaceuticals, a drug delivery company and Panacos Pharmaceuticals, Inc, a development stage biotechnology company. Mr. Savage received a B.S. in Biology from Upsala College and an M.B.A. from Rutgers University.
Guy C. Jackson has been a member of EpiCept’s Board since December 2004. In June 2003, Mr. Jackson retired from the Minneapolis office of the accounting firm of Ernst & Young LLP after 35 years with the firm and one of its predecessors, Arthur Young & Company. During his career, he served as audit partner for numerous public companies in Ernst & Young’s New York and Minneapolis offices. Mr. Jackson also serves as a director and chairman of the audit committee of Cyberonics, Inc. and Urologix, Inc., both medical device companies; Digi International Inc., a technology company; and Life Time Fitness, Inc., an operator of fitness centers. Mr. Jackson received a B.S. in Business Administration from The Pennsylvania State University and a M.B.A. from the Harvard Business School.
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
John F. Bedard has been a member of EpiCept’s board since January 2006 and prior thereto served as a member of Maxim’s board of directors since 2004. Mr. Bedard has been the Senior Vice President, Worldwide Regulatory Affairs for Mannkind Corporation (a biopharmaceutical company) since April, 2007. Previously, Mr. Bedard was engaged as a principal in a pharmaceutical consulting practice since 2002. Prior to that, he served in senior management positions during a 15-year career at Bristol-Myers Squibb, a pharmaceutical company, most recently as Vice President, FDA Liaison and Global Strategy. In that position, Mr. Bedard was the liaison with the FDA for new drug development, and he was also responsible for global development plans and registration activities for new drugs. Before his tenure at Bristol-Myers Squibb, Mr. Bedard held senior regulatory affairs positions at Smith Kline & French Laboratories and Ayerst Laboratories. Mr. Bedard also serves on the Board of Directors for Synvista Therapeutics, Inc. (a drug development company).
Wayne P. Yetter has served as a member of EpiCept’s board of directors since January 2006, and prior thereto served as a member of Maxim’s board of directors. Mr. Yetter has been the Chief Executive Officer of Verispan LLC (health care information) since September 2005. From 2003 to 2005 he was the founder of BioPharm Advisory LLC and served on the Advisory Board of Alterity Partners (mergers and acquisition advisory firm) which is now part of FTN Midwest Securities. Also, from November 2004 to September 2005, Mr. Yetter served as the interim Chief Executive Officer of Odyssey Pharmaceuticals, Inc., the specialty pharmaceutical division of Pliva d.d. From September 2000 to June 2003, Mr. Yetter served as Chairman and Chief Executive Officer of Synavant Inc. (pharmaceutical marketing/technology services). From 1999 to 2000, he served as Chief Operating Officer at IMS Health, Inc. (information services for the healthcare industry). He also served as President and Chief Executive Officer of Novartis Pharmaceuticals Corporation, the U.S. Division of the global pharmaceutical company Novartis Pharma AG, and as President and Chief Executive Officer of Astra Merck. Mr. Yetter began his career with Pfizer and later joined Merck & Co., holding a variety of marketing and management positions including Vice President, Marketing Operations, responsible for global marketing functions and Vice President, Far East and Pacific. Mr. Yetter serves on the board of directors of Matria Healthcare (disease management company) and Noven Pharmaceuticals (drug delivery company), Synvista Therapeutics, Inc. (drug development company), and InfuSystem Holdings Inc. (a healthcare services company).
Gert Caspritz was a member of EpiCept’s board of directors at December 31, 2007. Mr. Caspritz resigned effective March 6, 2008.

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
Board Composition
Our board of directors is divided into three classes, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders. A majority of the members of our board of directors are “independent” of EpiCept and its management. Directors Jackson and Yetter are in the class of directors whose initial term expires at the 2009 annual meeting of stockholders. Directors Waldheim and Bedard are in the class of directors whose term expires at the 2010 annual meeting of the stockholders. Directors Talley and Savage are in the class of directors whose initial term expires at the 2008 annual meeting of stockholders.
Committees of the Board
Our board of directors has established three standing committees: the audit committee, the compensation committee and the corporate governance and nominating committee.
Audit Committee. EpiCept’s audit committee is responsible for the oversight of such reports, statements or charters as may be required by the Nasdaq Capital Market, The OM Stockholm Exchange or federal securities laws, as well as, among other things:
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

Section 16(a) Beneficial Ownership Reporting Compliance
Other than Stephane Allard and Oliver Wiedemann, no person who, during the fiscal year ended December 31, 2007, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the our common stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. Messrs. Allard and Wiedemann each filed one late report on Form 4, reflecting one transaction each that was not filed in a timely manner. The foregoing is based solely upon a review by us of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for 2007 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Role of the Compensation Committee
Our executive compensation is administered by the Compensation Committee of the Board of Directors. The members of this committee are Robert G. Savage (Chairman), Guy C. Jackson and John F. Bedard, each an independent, non-employee director. In 2007, the Compensation Committee met seven times and all of the members of the Compensation Committee were present during those meetings.
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
During 2007, the Compensation Committee delegated the authority to the CEO to make initial option grants to certain new employees (within an approved range) that do not report directly to the CEO. All new employee grants in excess of the CEO limit, subsequent grants to existing employees and any grant to executive officers are approved by the Compensation Committee. The Compensation Committee does not intend to delegate that authority in the future.
While management may use consultants to assist in the evaluation of the CEO or executive officer compensation, the Compensation Committee has authority to retain its own compensation consultant, as it sees fit. The Compensation Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors.
Prior to becoming a public reporting company in 2006, the Compensation Committee relied on informal industry surveys of the compensation practices of similarly-sized corporations and general knowledge and experience in setting compensation levels. During 2007, the Compensation Committee relied on compensation information produced by Radford Surveys or Radford. The Compensation Committee received the compensation recommendations from management, relevant background information on our executive officers and compensation studies conducted by Radford. The Compensation Committee then reviewed the compensation recommendation with the CEO for all executives, except for the CEO. The CEO was not present during the discussion of his compensation. The Compensation Committee then determined the compensation levels for the executive officers and reported that determination to the Board.

Compensation Objectives Philosophy
The primary objectives of the Compensation Committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual cash and bonuses and long-term equity incentives to achievement of measurable performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee implements and maintains compensation plans that tie a substantial portion of executive officer’s overall compensation to (i) operational goals such as the establishment of operating plans and budgets, review of organization and staff and the implementation of requisite changes, (ii) strategic goals such as the establishment and maintenance of key strategic relationships, the development of our product candidates and the identification and advancement of additional product candidates and (iii) financial factors, such as success in raising capital and improving our results of operations. The Compensation Committee evaluates individual executive performance with the goal of setting compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size and stage of development operating in the biotechnology and specialty pharmaceutical industries while taking into account our relative performance and our own strategic goals.
Compensation Program
In order to achieve the above goals, our total compensation packages include base salary and annual bonus, all paid in cash, as well as long-term compensation in the form of stock options, restricted stock and restricted stock units. We believe that appropriately balancing the total compensation package is necessary in order to provide market-competitive compensation. The costs of our compensation programs are a significant determinant of our competitiveness. Accordingly, we are focused on ensuring that the balance of the various components of our compensation program is optimized to motivate employees to achieve our corporate objectives on a cost-effective basis.
Review of External Data. The Compensation Committee obtained a survey of the compensation practices of our peers in the United States in order to assess the competitiveness of our executive compensation. In the fourth quarter of 2007, the Compensation Committee obtained data from Radford for a number of biotechnology and specialty pharmaceutical companies with less than $50.0 million in revenue, comparable numbers of employees, comparable market capitalization and/or similar product offerings (the general peer group). The peer group consists of Adolor Corporation, Anesiva, Inc., A.P. Pharma, Inc., Ariad Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Cell Therapeutics, Inc., Depomed, Inc., Durect Corporation, Genta, Inc., Nastech Pharmaceutical Company, Inc., NeoPharm, Inc., Novacea, Inc., NPS Pharmaceuticals, Inc., Oxigene, Inc., Pain Therapeutics, Inc., Pozen, Inc. and Titan Pharmaceuticals, Inc. The Compensation Committee asked Radford to conduct assessments in three areas of compensation for executive positions: 1) total direct compensation (base salary) for our executive officers; 2) target total cash compensation (salary and bonus); and 3) equity grants.
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
Annual Bonus. The Compensation Committee has the authority to award annual performance bonuses to our executive officers and other key employees. In 2007, the Compensation Committee awarded bonuses to certain of our executive officers. The Compensation Committee reviews potential annual cash incentive awards for our named executive officers annually to determine award payments, if any, for the last completed fiscal year, as well as to establish award opportunities for the current year. The Compensation Committee intends to utilize annual incentive bonuses to compensate executive officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will vary depending on the individual executive officer, but will relate generally to (i) operational goals such as those related to operating plans and budgets, review of organization and staff and the implementation of requisite changes, (ii) strategic goals such as the establishment and maintenance of key strategic relationships, the development of our product candidates and the identification and advancement of additional product candidates and (iii) financial factors, such as success in raising capital and our results of operations. The Compensation Committee evaluates individual executive performance with the goal of setting compensation at levels the Compensation Committee believes, based on the Radford survey, are comparable with executive officers in other companies of similar size and stage of development operating in the biotechnology and specialty pharmaceutical industries while taking into account our relative performance and our own strategic goals. The Compensation Committee also has the ability to grant discretionary bonuses to executive officers. No discretionary bonuses were granted in 2007.
For 2007, annual cash bonus award opportunities for the named executive officers are summarized below. These awards were determined and paid in 2008, accordingly, they are not reflected in the summary compensation table.
Annual Cash Bonus Award Opportunity

		Target Performance
		% of Salary	Amount	Amount Paid
Jack Talley	FY 2007	50	$200,000	$200,000
Robert Cook	FY 2007	25	65,000	65,000
Stephane Allard	FY 2007	25	52,083	52,083
Ben Tseng	FY 2007	25	62,500	62,500
Dileep Bhagwat	FY 2007	25	62,500	93,750
Long-Term Incentive Program
We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our equity plans have been established to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The Compensation Committee believes that the use of stock and stock-based awards offers the best approach to achieving our compensation goals. We have historically elected to use stock options as the primary long-term equity incentive vehicle. We believe that the annual aggregate value of these awards should be set near the 75th percentile of our general peer group. Due to the early stage of our business, our desire to preserve cash, and the limited nature of our retirement benefit plans, we expect to provide a greater portion of total compensation to our executives through stock options, restricted stock units and restricted stock grants than through cash-based compensation.

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
In 2007, certain named executive officers were awarded stock options in the amounts indicated in the section entitled “Stock Option Grants to Executive Officers.” These grants included grants made in March 2007 in connection with the commencement of employment of Stephane Allard, our Chief Medical officer, and in January 2007 in connection with merit-based grants made by the board of directors to a large number of employees, including executive officers, which were intended to encourage an ownership culture among our employees. The January 2007 grants were made to certain of our employees, including executive officers, based on performance of such employees and to reward our executive officers for their service and to encourage continued service with us. In January 2008, we granted options to purchase approximately 0.9 million shares of our common stock at an exercise price of $1.34 per share. Since these awards delivered and granted in 2008, they are not reflected in the Summary Compensation Table or the other tables set forth below. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest monthly over a four-year period based upon continued employment, and generally expire ten years after the date of grant.
We expect to continue to use stock options as a long-term incentive vehicle because:
•	Stock options align the interests of executives with those of the stockholders, support a pay-for-performance culture, foster employee stock ownership, and focus the management team on increasing value for the stockholders.

•	Stock options are performance based, in that any value received by the recipient of a stock option is based on the growth of the stock price.

•	Stock options help to provide a balance to the overall executive compensation program as base salary and our discretionary annual bonus program focus on short-term compensation, while the vesting of stock options increases stockholders value over the longer term.

•	The vesting period of stock options encourages executive retention and the preservation of stockholder value. In determining the number of stock options to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholders value and the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual executive’s total compensation.
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
Restricted Stock and Restricted Stock Units Our 2005 equity incentive plan authorizes us to grant restricted stock and restricted stock units. In 2007, we granted 0.1 million shares of restricted stock at a fair market value of $1.46 per share. In January 2008, we granted 0.2 million restricted stock units with an aggregate fair market value of $0.3 million. In order to implement our long-term incentive goals, we anticipate granting restricted stock units in the future in conjunction with stock options.

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
Tax Implications of Executive Compensation
We do not believe that Section 162(m) of the Internal Revenue Code, which limits deductions for executive compensation paid in excess of $1.0 million, is applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our named executive officers in 2007.
Accounting Implications of Executive Compensation
Effective January 1, 2006, we were required to recognize compensation expense of all stock-based awards pursuant to the principles set forth in Statements of Financial Accounting Standards No. 123R Share-Based Payments (“SFAS No. 123R”). The Summary Compensation and Director Compensation Tables below used the principles set forth in FAS 123R to recognize expense for new awards granted after January 1, 2006 and for unvested awards as of January 1, 2006. The non-cash stock compensation expense for stock-based awards that we grant is generally recognized ratably over the requisite vesting period. We continue to believe that stock options, restricted stock and other forms of equity compensation are an essential component of our compensation strategy, and we intend to continue to offer these awards in the future.
Compensation Committee Interlocks and Insider Participation
All members of the Compensation Committee of the Board of Directors during the fiscal year ended December 31, 2007 were independent directors and none of them were our employees or our former employees. During the fiscal year ended December 31, 2007, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officers served on the Compensation Committee of our board of directors.
Compensation Committee Report
The Compensation Committee of the Board has reviewed and discussed with management the Compensation Discussion and Analysis above, and based on such discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in EpiCept’s annual report on Form 10-K.
Respectfully Submitted by:
MEMBERS OF THE COMPENSATION COMMITTEE
Robert G. Savage
Guy C. Jackson
John F. Bedard

Executive compensation
The following table sets forth the compensation earned for services rendered to EpiCept in all capacities by our chief executive officer and certain executive officers whose total cash compensation exceeded $100,000 for the year ended December 31, 2007, collectively referred to in this annual report as the “named executive officers.”
Summary Compensation Table

							Change in
							pension
							value and
							nonqualified
						Non-Equity	deferred
				Stock	Option	Incentive Plan	compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	earnings	Compensation		Total
Name/Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($)	($)		($)
John V. Talley	2007	400,000	175,000	24,890	1,317,625	—	—	49,685	(3)	1,967,200
President and	2006	350,000	425,000	—	2,633,639	—	—	53,331	(3)	3,461,970
Chief Executive Officer	2005	283,876	243,750	—	—	—	—	27,202	(3)	554,828

Robert W. Cook	2007	260,000	46,875	5,755	156,734	—	—	24,657	(4)	494,021
Chief Financial Officer,	2006	250,000	137,500	—	369,260	—	—	25,908	(4)	782,668
Senior Vice President Finance & Administration	2005	232,337	90,625	—	—	—	—	18,192	(4)	341,154
Ben Tseng (5)	2007	250,000	43,000	6,658	34,869	—	—	27,210	(5)	361,737
Chief Scientific Officer	2006	218,625	43,000	—	33,480	—	—	33,161	(5)	328,266
	2005	—	—	—	—	—	—	—		—
Stephane Allard (6)	2007	213,182	—	—	21,350	—	—	15,136	(6)	249,668
Chief Medical Officer	2006	—	—	—	—	—	—	—		—
	2005	—	—	—	—	—	—	—		—
Dileep Bhagwat	2007	250,000	57,200	8,623	97,702	—	—	25,813	(7)	333,013
Senior Vice President,	2006	211,459	57,200	—	196,353	—	—	25,452	(7)	490,464
Pharmaceutical Development	2005	196,206	—	—	—	—	—	17,995	(7)	214,201

(1)	This column represents the dollar amount recognized for consolidated financial statement reporting purposes for the fair value of restricted stock granted and vesting for the named executive officers in 2007.

(2)	This column represents the dollar amount recognized for consolidated financial statement reporting purposes for the fair value of stock options granted and vesting for the named executive officers in 2007. The fair value, a non-cash expense, was estimated using the Black-Scholes option-pricing method in accordance with SFAS No. 123R.

(3)	Includes premiums for health benefits, life and disability insurance and automobile allowance paid on behalf of Mr. Talley.

(4)	Includes premiums for health benefits and for life and disability insurance paid on behalf of Mr. Cook.

(5)	Dr. Tseng joined EpiCept upon closing of the merger with Maxim on January 4, 2006. Includes premiums for health benefits and for life and disability insurance paid on behalf of Dr. Tseng.

(6)	Dr. Allard joined EpiCept in March 2007. Includes premiums for health benefits and for life and disability insurance paid on behalf of Dr. Allard.

(7)	Includes premiums for health benefits and for life and disability insurance paid on behalf of Dr. Bhagwat.

Option Grants in Last Fiscal Year (2007)
During 2007, the Company granted approximately 1.1 million stock options, restricted stock, and restricted stock units to employees and directors, of which approximately 0.7 million were to the below named executive officers.
Grants of Plan-Based Awards

							All Other Option
						All Other Stock	Awards:		Grant Date
						Awards:	Number of	Exercise	Fair Value of
			Estimated Future Payouts Under			Number of	Shares	Price of	Stock and
		Approval	Equity Incentive Plan			Shares of Stock	Underlying	Option	Option
Name	Grant Date	Date	Threshold	Target	Maximum	or Units(2)	Options	Awards (1)	Awards
John V. Talley	01/08/2007	01/05/2007	0	0	0	68,168	273,665	$1.46	$378,469
Robert Cook	01/08/2007	01/05/2007	0	0	0	15,750	62,250	$1.46	$86,446
Ben Tseng	01/08/2007	01/05/2007	0	0	0	18,168	73,665	$1.46	$101,611
Stephane Allard	03/23/2007	03/20/2007	0	0	0	0	100,000	$1.63	$113,797
Dileep Bhagwat	01/08/2007	01/05/2007	0	0	0	23,618	95,765	$1.46	$132,094

(1)	The exercise price of the options was equal to the market value of our common stock on the date of the grant.

(2)	Represents a restricted stock award that vests ratably in a series of forty-eight (48) successive equal monthly installments on the last day of each month (beginning with the month of grant).
Aggregate Option Exercises in Last Fiscal Year (2007) and Values at December 31, 2007
None of the named executive officers exercised any options in 2007. The named executive officers in the “Grants of Plan-Based Awards Table” above, received a aggregate of 31,456 shares of common stock representing the vested portion of their restricted stock grant in 2007.
Outstanding Equity Awards at December 31, 2007

	Option Awards					Stock Awards
			Equity					Equity Incentive	Equity Incentive
			Incentive Plan					Plan	Plan Awards:
			Awards:				Market	Awards:	Market or
			Number of			Number of	Value of	Number of	Payout Value of
	Number of Securities		Securities			Shares or	Shares or	Unearned	Unearned
	Underlying		Underlying			Units of	Units of	Shares, Units or	Shares, Units or
	Unexercised Options		Unexercised	Option	Option	Stock	Stock	Other Rights	Other Rights
	Number	Number	Unearned	Exercise	Expiration	That have	That have	That have	That have
Name	Exercisable	Unexercisable	Options	Price	Date	Not Vested	Not Vested	Not Vested	Not Vested
John V. Talley	83,083	—	—	$1.20	11/1/2011	—	—	—	—
	2,084	—	—	$1.20	1/1/2012	—	—	—	—
	83,333	—	—	$1.20	1/1/2012	—	—	—	—
	1,009,657	232,998	—	$5.84	1/4/2016	—	—	—	—
	68,410	205,255	—	$1.46	1/8/2017	51,120	$64,922	—	—
Robert Cook	132,227	79,340	—	$5.84	1/4/2016	—	—	—	—
	15,561	46,689	—	$1.46	1/8/2017	11,808	$14,996	—	—
Ben Tseng	10,198	—	—	$8.68	3/8/2010	—	—	—	—
	2,039	—	—	$24.76	9/10/2011	—	—	—	—
	305	—	—	$33.83	9/1/2013	—	—	—	—
	214	71	—	$32.90	9/1/2014	—	—	—	—
	5,099	—	—	$10.69	10/20/2014	—	—	—	—
	10,000	10,000	—	$5.84	1/5/2016	—	—	—	—
	18,415	55,250	—	$1.46	1/8/2017	13,608	$17,282	—	—
Stephane Allard	20,831	79,169	—	$1.63	3/23/2017	—	—	—	—
Dileep Bhagwat	70,313	42,187	—	$5.84	1/4/2016	—	—	—	—
	23,939	71,826	—	$1.46	1/8/2017	17,712	$22,494	—	—

Employment Agreements
We have entered into employment agreements with Messrs. John V. Talley and Robert W. Cook, each dated as of October 28, 2004. Effective January 4, 2006, pursuant to their employment agreements, Messrs. Talley and Cook received base salaries of $350,000 and $250,000, respectively. For 2008, Messrs. Talley and Cook will receive a base salary of $424,000, and $270,400, respectively. Each employment agreement also provides for discretionary bonuses and stock option awards and reimbursement of reasonable expenses incurred in connection with services performed under each officer’s respective employment agreement. The discretionary bonuses and stock options are based on performance standards determined by our Board. Individual performance is determined based on quantitative and qualitative objectives, including EpiCept’s operating performance relative to budget and the achievement of certain milestones largely related to the clinical development of its products and licensing activities. The future objectives will be established by our Board. In addition, Mr. Talley’s employment agreement provides for automobile benefits and term life and long-term disability insurance coverage. Both employment agreements expired on December 31, 2007 but are automatically extended for unlimited additional one-year periods. Upon termination for any reason and in addition to any other payments disbursed in connection with termination, Mr. Talley and Mr. Cook will receive payment of his applicable base salary through the termination date, the balance of any annual, long-term or incentive award earned in any period prior to the termination date and a lump-sum payment for any accrued but unused vacation days.
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

In 2007, each non-employee director board member also received an annual retainer of $25,000. The chair person of the board received an annual retainer of $40,000, the chairperson of the audit committee received an annual retainer of $10,000 and the chairperson of each of the other committees received an annual retainer of $7,500. In addition, each non-employee director received $1,500 for their attendance at each board meeting and $750 for their participation in each telephonic board meeting. Each non-employee director also received $750 for their attendance at each committee meeting and $500 for their participation in a telephonic committee meeting. We have in the past granted non-employee directors options to purchase our common stock pursuant to the terms of our 2005 Equity Incentive Plan. Upon joining the board, each member received 35,000 options and the chairman received 100,000 shares each, vesting over three years. Annually thereafter, each director and chairperson will receive equity compensation in amounts to be determined annually by the Compensation Committee. Typically such equity compensation vests over two years. The option and restricted stock unit awards to the directors in 2007 represent awards to Messrs. Savage, Jackson, Waldheim, Bedard and Yetter. The value of the options and restricted stock units granted to non-employee directors set forth in the table below reflect grants of options to compensate for their service and were issued at the market value of the Company’s common stock at the date of grant.
The following table set forth all material Director compensation information during the year ended December 31, 2007:
Director Compensation Table

					Change in pension
					value and
					nonqualified
	Fees Earned			Non-equity	deferred
	or Paid in	Stock	Option	Incentive plan	compensation	All Other
	Cash (1)	Awards ($)(2)	Awards ($) (3)	compensation($)	earnings($)	Compensation	Total
Robert G. Savage	$65,563	7,286	$21,712	$—	$—	$—	$94,561
Guy C. Jackson	51,750	4,163	12,411	—	—	—	68,324
Gerhard Waldheim	38,000	4,163	12,411	—	—	—	54,574
John Bedard	39,500	4,163	12,411	—	—	—	56,074
Wayne P. Yetter	43,188	4,163	12,411	—	—	—	59,762

(1)	This column reports the amount of cash compensation earned in 2007 for Board and committee service.

(2)	This column represents the dollar amount recognized for consolidated financial statement reporting purposes for the fair value of restricted stock units granted and vesting for the named executive officers in 2007.

(3)	This column represents the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted and vested to the directors in 2007. The fair value, a non-cash expense, was estimated using the Black-Scholes option-pricing method in accordance with FAS123R.
For 2007, the compensation committee retained Radford to analyze the Company’s non-executive director and chairman compensation. The committee determined that cash compensation should be benchmarked at the 50th percentile and that equity-based compensation should be benchmarked at the 75th percentile for comparable companies in the biotechnology and specialty pharmaceutical industries. As a result of that analysis, the Board approved the following changes: (1) the annual cash retainer for the Chairman was reduced to $40,000, (2) the annual cash retainer for the Audit Committee chair was increased to $10,000 and for the Compensation Committee chair to $7,500 and (3) the annual equity grant for each director and the chairman was increased to 25,000 shares and 80,000 shares, respectively, vesting over two years. Two-thirds of the annual director equity grant were in the form of stock options and the remainder was comprised of restricted stock.

Performance Graph
The following graph and table compare the cumulative total return of our common stock, The Nasdaq Biotechnology Index and AMEX Biotechnology Index, as described below, for the period beginning January 4, 2006 (the date we became a public company) and ending December 31, 2007, assuming an initial investment of $100 and the reinvestment of any dividends. We obtained the information reflected in the graph and table from independent sources we believe to be reliable, but we have not independently verified the information.
COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*
Among EpiCept Corporation, the AMEX Biotechnology Index and the Nasdaq Biotechnology Index

*	$100 invested on 1/5/06 in stock or 12/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

	Total Return
Name	January 5, 2006	December 31, 2007
EpiCept	100%	14.94%
AMEX Biotechnology Index	100%	87.82%
The Nasdaq Biotechnology Index	100%	100.50%
Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2007.

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Total equity compensation plans approved by stockholders	3,869,719	$5.87	4,107,514
The following table sets forth information as of March 13, 2008 regarding the beneficial ownership of our common stock by:
•	each stockholder known by EpiCept to own beneficially more than five percent of EpiCept common stock;

•	each of the named executive officers;

•	each of EpiCept’s directors; and

•	all of EpiCept’s directors and the named executive officers as a group.
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

	Number of Shares	Percent of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned(1)(2)
5% Stockholders
TVM Capital(3)	4,601,410	8.96%
Merlin General Partner II Limited(4)	2,461,928	4.80
Private Equity Direct Finance(5)	4,000,831	7.80
Hudson Bay Funds(16)	4,376,694	8.53
Executive Officers and Directors
John V. Talley(6)	1,554,902	2.95
Robert W. Cook(7)	197,451	*
Ben Tseng(8)	72,441	*
Dr. Dileep Bhagwat(9)	140,276	*
Dr. Stephane Allard(10)	85,402	*
Robert G. Savage(11)	252,601	*
Guy Jackson(12)	85,000	*
Gerhard Waldheim(13)	135,029	*
John Bedard(14)	59,929	*
Wayne P. Yetter(15)	62,517	*
All directors and named executive officers as a group (10 persons)(17)	2,645,548	4.48

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of EpiCept common stock.

(1)	Beneficial ownership is determined with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)	Percentage ownership is based on 51,295,304 shares of common stock outstanding on March 13, 2008.

(3)	Includes 1,144,822 shares of common stock held by TVM III, and 3,408,464 shares held by TVM IV. Includes 6,042 shares of common stock and 30,000 shares issuable upon the exercise of options that are exercisable within 60 days held by Dr. Gert Caspritz, a director who resigned as of March 6, 2008, who is a general partner of TVM, which is the general partner of each of TVM III and TVM IV, and an aggregate of 12,082 shares of common stock held by Friedrich Bornikoel, Christian Claussen, John J. DiBello, Alexandra Goll, Helmut Schuhsler and Bernd Seibel who are individual Partners of TVM (such entities collectively with TVM III and TVM IV, “TVM”). TVM Techno Venture Management No. III, L.P. (“TVM III Management”) is the General Partner and the investment committee of TVM III. TVM IV Management GmbH & Co. KG (“TVM IV Management”) is the Managing Limited Partner and investment committee of TVM IV. The investment committees, composed of certain Managing Limited Partners of TVM, have voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. Decisions of the investment committees are made by a majority vote of their members and, as a result, no single member of the investment committees has voting or dispositive authority over the shares. Friedrich Bornikoel, John J. Di Bello, Alexandra Goll, Christian Claussen, Bernd Seibel and Helmut Schühsler are the members of the investment committee of TVM III Management. They, along with Gert Caspritz, John Chapman and Hans G. Schreck are the members of the investment committee of TVM IV Management. Friedrich Bornikoel, John J. DiBello, Alexandra Goll, Christian Claussen, Bernd Seibel and Helmut Schühsler each disclaim beneficial ownership of the shares held by TVM III and TVM IV except to the extent any individual has a pecuniary interest therein. Gert Caspritz, John Chapman and Hans G. Schreck each disclaim beneficial ownership of the shares held by TVM IV except to the extent any individual has a pecuniary interest therein. The address of TVM III Management and TVM IV Management is 101 Arch Street, Suite 1950, Boston, MA 02110.

(4)	Includes 2,461,928 shares of common stock beneficially owned by Merlin L.P. and Merlin GbR and held by Merlin and includes 1,875 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days held by Mr. Mark Docherty, a former director, who is a director of Merlin, which is investment advisor to the general partner of each of Merlin L.P. and Merlin GbR. Includes 65,406 shares of common stock held by Dr. Hellmut Kirchner, who is a director of Merlin. The Merlin Biosciences Fund is comprised of two entities: Merlin L.P. and Merlin GbR. Both are controlled by the board of directors of Merlin General Partner II Limited, a Jersey-based limited liability company, which is owned by Merlin. Merlin has agreed not to exercise its voting rights to change or replace the board of directors of Merlin General Partner II Limited. The board of directors of Merlin General Partner II Limited, effectively controls Merlin L.P. and Merlin GbR because it is General Partner of Merlin L.P. and Managing Partner of Merlin GbR. Investment decisions are made with a majority of the board of directors of Merlin General Partner II Limited, no single person has control. The directors of Merlin General Partner II Limited are as follows: Dr Max Link (Chairman), William Edge, Sir Christopher Evans OBE, Robin Herbert CBE, Professor Trevor Jones, Dr. Hellmut Kirchner, Mark Clement, Denzil Boschat, Alison Creed and Jeff Iliffe. Some of the directors hold small limited partnership interests in the Fund but none of these are individually or collectively able to influence the Fund. The registered office is at La Motte Chambers, St Helier, Jersey JE1 1BJ, UK. Mr. Docherty and Dr. Kirchner each disclaim beneficial ownership of the shares held by Merlin, Merlin L.P. and Merlin GbR except to the extent any such individual has a pecuniary interest therein. The address of Merlin, Merlin L.P. and Merlin GbR is c/o Merlin Biosciences Limited, 33 King Street, St. James’s, London, SW1Y 6RJ, United Kingdom.

(5)	Includes 3,579,053 shares of common stock held by Private Equity Direct Finance, 405,821 shares of common stock held by Mr. Peter Derendinger who is a principal of ALPHA Associates (Cayman), L.P. and 15,957 shares of common stock held by Guy Myint-Maung, who is a principal of ALPHA Associates (Cayman). Mr. Derendinger and Mr. Myint-Maung disclaim beneficial ownership of the shares held by Private Equity Direct Finance except to the extent they have a pecuniary interest therein. Private Equity Direct Finance is a Cayman Islands exempted limited company and a wholly-owned subsidiary of Private Equity Holding Cayman, itself a Cayman Islands exempted limited company, and a wholly-owned subsidiary of Private Equity Holding Ltd. Private Equity Holding Ltd. is a Swiss corporation with registered office at Innere Guterstrasse 4, 6300 Zug, Switzerland, and listed on the SWXSwiss Exchange. The discretion for divestments by Private Equity Direct Finance rests with ALPHA Associates (Cayman), L.P., as investment manager. The members of the board of directors of the general partner of ALPHA Associates (Cayman), L.P. are the same persons as the members of the board of directors of Private Equity Direct Finance: Rick Gorter, Gwendolyn McLaughlin and Andrew Tyson. A meeting of the directors at which a quorum is present is competent to exercise all or any of the powers and discretions. The quorum necessary for the transaction of business at a meeting of the directors may be fixed by the directors and, unless so fixed at any other number, is two. The address of Private Equity Direct Finance is One Capital Place, P.O. Box 847, George Town, Grand Cayman, Cayman Islands.

(6)	Includes 137,034 shares of common stock, 2,840 shares of restricted stock and 1,415,028 shares exercisable upon the exercise of options that are exercisable within 60 days.

(7)	Includes 19,958 shares of common stock, 656 shares of restricted stock and 176,837 shares exercisable upon the exercise of options that are exercisable within 60 days.

(8)	Includes 6,972 shares of common stock, 756 shares of restricted stock and 64,713 shares issuable upon the exercise of options that are exercisable within 60 days.

(9)	Includes 19,390 shares of common stock, 984 shares of restricted stock and 119,902 shares issuable upon the exercise of options that are exercisable within 60 days.

(10)	Includes 45,600 shares of common stock and 39,802 shares issuable upon the exercise of options that are exercisable within 60 days.

(11)	Includes 70,100 shares of common stock and 182,501 shares issuable upon the exercise of options that are exercisable within 60 days.

(12)	Includes 5,000 shares of common stock and 80,000 shares issuable upon the exercise of options that are exercisable within 60 days.

(13)	Includes 70,029 shares of common stock and 65,000 shares issuable upon the exercise of options that are exercisable within 60 days.

(14)	Includes 2,000 shares of common stock and 57,929 shares issuable upon the exercise of options that are exercisable within 60 days.

(15)	Includes 62,517 shares issuable upon the exercise of options that are exercisable within 60 days.

(16)	Hudson Bay Capital Management, L.P., a Delaware limited partnership, acts as the investment manager of (i) Hudson Bay Fund LP, a Delaware limited partnership, which holds 1,746,476 shares of Common Stock and (ii) Hudson Bay Overseas Fund Ltd. (together with Hudson Bay Fund LP, the “Hudson Bay Funds”), a Cayman Islands company, which holds 2,630,218 shares of Common Stock..

(17)	Includes 2,299,465 shares issuable upon the exercise of options that are exercisable within 60 days.
STOCK OPTION PLANS
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan, as amended, was adopted on September 1, 2005 and approved by stockholders on September 5, 2005, and subsequently amended and approved by stockholders on May 23, 2007. EpiCept’s Equity Incentive Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.
A total of 7,000,000 shares of our common stock are reserved for issuance pursuant to the Equity Incentive Plan. As of December 31, 2007 , 3.9 million shares are outstanding. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year.
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
1995 Stock Option Plan
EpiCept’s 1995 Stock Option Plan, as amended, was approved by our board of directors in November 1995, and subsequently amended in April 1997, March 1999, February 2002 and June 2002. A total of 797,080 shares of EpiCept’s common stock were authorized for issuance under the 1995 Stock Option Plan. As of December 31, 2007 and 2006, 251,943 shares were available for issuance under the 1995 Stock Option Plan. We do not plan to grant any further options from this plan.
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

The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and generally provides for six-month offering periods beginning on January 1 and July 1 of each calendar year, commencing on January 1, 2006 or such other date as may be determined by the committee appointed by us to administer the Employee Stock Purchase Plan. The plan commenced on November 16, 2007.
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
None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
We retained Deloitte & Touche LLP as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.
To ensure the independence of the firm selected to audit the Company’s annual consolidated financial statements, the audit committee of the Board of Directors has established a policy allowing it to review in advance and either approve or disapprove, any audit, audit-related, internal control-related, tax or non-audit service to be provided to us by Deloitte & Touche LLP. Annually and generally, in the early part of each fiscal year, the audit committee will approve the engagement of the independent registered public accounting firm to perform the annual audit of our consolidated financial statements, to provide an annual attestation report on management’s evaluation of the Company’s internal controls over financial reporting, and our internal controls over financial reporting, and to review our interim consolidated financial statements.

Independent Registered Public Accounting Firm Fees
The aggregate fees billed for professional services by Deloitte & Touche LLP in 2007 and 2006 for these various services were:

Types of Fees	2007	2006
	(in thousands)
Audit Fees (1)	$1,023	$1,104
Audit — Related Fees (2)	—	—
Tax Fees (3)	—	15
All Other Fees (4)	—	136

Total	$1,023	$1,255

(1)	Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only EpiCept’s independent registered public accounting firm can reasonably provide, such as the audit of EpiCept’s consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q, consents relating to the filing of registration statements, issuance of a comfort letter and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

(2)	Fees for assurance and related services that are traditionally performed by the Company’s independent registered public accounting firm, such as, audit attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3)	Fees for tax compliance. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	Fees for other types of permitted services not covered by the first three categories include consultation relating to our listing with the Swedish Stock Exchange.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) Financial Statements and Financial Statement Schedules
The following consolidated financial statements of EpiCept Corporation and subsidiaries, the notes thereto, the related report thereon of independent auditors are filed under Item 8 of this report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statement of Preferred Stock and Stockholder’s Deficit for Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
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
John V. Talley
President and Chief Executive Officer March 14, 2008

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ John V. Talley John V. Talley	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/s/ Robert W. Cook Robert W. Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Robert G. Savage Robert G. Savage	Director	March 14, 2008

/s/ Guy C. Jackson Guy C. Jackson	Director	March 14, 2008

/s/ Gerhard Waldheim Gerhard Waldheim	Director	March 14, 2008

/s/ John F. Bedard John Bedard	Director	March 14, 2008

/s/ Wayne P. Yetter Wayne P. Yetter	Director	March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
EpiCept Corporation and subsidiaries:
We have audited the accompanying consolidated balance sheets of EpiCept Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EpiCept Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 14, 2008

EpiCept Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,943	$14,097
Prepaid expenses and other current assets	607	1,167

Total current assets	5,550	15,264
Restricted cash	335	335
Property and equipment, net	599	1,316
Deferred financing costs	559	1,075
Identifiable intangible asset, net	328	410
Other assets	27	26

Total assets	$7,398	$18,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,220	$2,877
Accrued research contract costs	1,177	761
Accrued interest	78	691
Other accrued liabilities	1,553	1,596
Merger restructuring and litigation accrued liabilities	—	500
Warrants	—	516
Notes and loans payable, current portion	9,553	12,358
Deferred revenue, current portion	177	446

Total current liabilities	13,758	19,745

Notes and loans payable	375	447
Deferred revenue	6,660	6,675
Deferred rent and other noncurrent liabilities	782	932

Total long term liabilities	7,817	8,054

Total liabilities	21,575	27,799

Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.0001 par value; authorized 75,000,000 shares; issued 45,882,015 and 32,404,895 at December 31, 2007 and 2006, respectively	5	3
Additional paid-in capital	148,767	130,105
Warrants	10,025	4,028
Accumulated deficit	(170,849)	(142,156)
Accumulated other comprehensive loss	(2,050)	(1,278)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(14,177)	(9,373)

Total liabilities and stockholders’ deficit	$7,398	$18,426

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue	$327	$2,095	$828

Operating expenses:
General and administrative	11,759	14,242	5,783
Research and development	15,312	15,675	1,846
Acquired in-process research and development	—	33,362	—

Total operating expenses	27,071	63,279	7,629

Loss from operations	(26,744)	(61,184)	(6,801)

Other income (expense), net:
Interest income	113	312	19
Gain on marketable securities	—	82	—
Foreign exchange gain (loss)	530	203	357
Interest expense	(2,287)	(6,331)	(1,906)
Reversal of contingent interest expense	—	994	—
Change in value of warrants and derivatives	(794)	371	832
Gain on extinguishment of debt	493	—	—
Miscellaneous income	—	100	—

Other expense, net	(1,945)	(4,269)	(698)

Loss before income tax (expense)/benefit	(28,689)	(65,453)	(7,499)
Income tax (expense)/benefit	(4)	—	284

Net loss	(28,693)	(65,453)	(7,215)
Deemed dividend and redeemable convertible preferred stock dividends	(—)	(8,963)	(1,254)

Loss attributable to common stockholders	$(28,693)	$(74,416)	$(8,469)

Basic and diluted loss per common share	$(0.79)	$(3.07)	$(4.95)
Weighted average common shares outstanding	36,387,774	24,232,873	1,710,306
The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Preferred Stock and Stockholders’ Deficit
(In thousands, except share and per share amounts)
For the Years Ended December 31, 2005, 2006 and 2007

	Series B Redeemable		Series C Redeemable											Accumulated
	Convertible Preferred		Convertible Preferred			Series A Convertible				Additional		Deferred		Other	Total
	Stock		Stock			Preferred Stock		Common Stock		Paid-In		Stock	Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Warrants	Shares	Amount	Shares	Amount	Capital	Warrants	Compensation	Deficit	(Loss) Income	Stock	Deficit	Loss
Balance at December 31, 2004	3,106,736	$6,748	8,839,573	$18,606	$4,584	3,368,385	$8,226	1,699,620	$—	$150	$—	$(24)	$(59,292)	$(1,364)	$(75)	$(52,379)	$(7,975)

Exercise of stock options	—	—	—	—	—	—	—	12,125	—	18	—	—	—	—	—	18	—
Accretion of preferred stock dividends	—	326	—	928	—	—	—	—	—	(21)	—	—	(1,233)	—	—	(1,254)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	(2)	—	24	—	—	—	22	—
Stock-based compensation to third parties	—	—	—	—	—	—	—	—	—	6	—	—	—	—	—	6	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	680	—	680	680
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,215)	—	—	(7,215)	(7,215)

Balance at December 31, 2005	3,106,736	7,074	8,839,573	19,534	4,584	3,368,385	8,226	1,711,745	—	151	—	—	(67,740)	(684)	(75)	(60,122)	(6,535)

Exercise of stock options	—	—	—	—	—	—	—	101,250	—	184	—	—	—	—	—	184	—

Exercise of Series B Convertible Preferred stock warrants	—	—	—	—	(300)	—	—	58,229	—	300	—	—	—	—	—	300	—
Exercise of Series C Convertible Preferred stock warrants	—	—	—	—	(650)	—	—	131,018	—	649	—	—	—	—	—	649	—
Exercise of March 2005 Senior Note warrants	—	—	—	—	—	—	—	22,096	—	42	—	—	—	—	—	42	—
Accretion of preferred stock dividends	—	4	—	10	—	—	—	—	—	—	—	—	(13)	—	—	(13)	—
Conversion of Series A, B, C Convertible Preferred Stock	(3,106,736)	(7,078)	(8,839,573)	(19,544)	—	(3,368,385)	(8,226)	6,063,317	1	34,847	—	—	—	—	—	26,622	—
Beneficial conversion feature related to Series A, B, C Preferred Stock	—	—	—	—	—	—	—	—	—	8,569	—	—	(8,569)	—	—	—	—
Beneficial conversion feature related to Series B & C Preferred Stock warrants	—	—	—	—	—	—	—	—	—	381	—	—	(381)	—	—	—	—
Beneficial conversion feature related to March 2005 Senior Notes	—	—	—	—	—	—	—	—	—	2,362	—	—	—	—	—	2,362	—
Beneficial conversion feature related to November 2005 Notes	—	—	—	—	—	—	—	—	—	2,000	—	—	—	—	—	2,000	—
Issuance of common stock and warrants, net of fees of $1.5 million	—	—	—	—	—	—	—	10,964,402	1	16,133	4,028	—	—	—	—	20,162	—
Issuance of common stock in connection with conversion of tbg II loan	—	—	—	—	—	—	—	282,885	—	2,439	—	—	—	—	—	2,438	—
Issuance of common stock in connection with conversion of 2002 bridge loan and accrued interest and exercise of warrants	—	—	—	—	(3,634)	—	—	4,454,583	—	9,617	—	—	—	—	—	9,618	—
Issuance of common stock in connection with conversion of March 2005 Senior Notes and accrued interest	—	—	—	—	—	—	—	1,126,758	—	3,200	—	—	—	—	—	3,200	—
Issuance of common stock in connection with conversion of November 2005 Notes and accrued interest	—	—	—	—	—	—	—	711,691	—	2,021	—	—	—	—	—	2,021	—
Issuance of common stock, options and warrants related to the merger with Maxim	—	—	—	—	—	—	—	5,793,117	1	41,387	—	—	—	—	—	41,388	—
Issuance of common stock to settle litigation	—	—	—	—	—	—	—	983,804	—	1,742	—	—	—	—	—	1,742	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	4,027	—	—	—	—	—	4,027	—
Stock-based compensation expense issued to third party	—	—	—	—	—	—	—	—	—	54	—	—	—	—	—	54	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(594)	—	(594)	(594)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(65,453)	—	—	(65,453)	(65,453)

Balance at December 31, 2006	—	—	—	—	—	—	—	32,404,895	3	130,105	4,028	—	(142,156)	(1,278)	(75)	(9,373)	(66,047)
Reclass warrants from equity to liability	—	—	—	—	—	—	—	—	—	—	795	—	—	—	—	795	—
Reclass warrants from liability to equity	—	—	—	—	—	—	—	—	—	—	(653)	—	—	—	—	(653)	—
Payment of deferred financing costs	—	—	—	—	—	—	—	—	—	(46)	(18)	—	—	—	—	(64)	—
Exercise of stock options	—	—	—	—	—	—	—	5,653	—	8	—	—	—	—	—	8	—
Exercise of warrants	—	—	—	—	—	—	—	400,000	—	584	—	—	—	—	—	584	—
Issuance of common stock and warrants, net	—	—	—	—	—	—	—	12,720,019	2	15,153	5,511	—	—	—	—	20,666	—
Issuance of restricted common stock, net	—	—	—	—	—	—	—	34,792	—	51	—	—	—	—	—	51	—
Issuance of common stock, net, as payment of warrant liability	—	—	—	—	—	—	—	316,656	—	506	—	—	—	—	—	506	—
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	362	—	—	—	—	362	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	2,402	—	—	—	—	—	2,402	—
Stock-based compensation to third parties	—	—	—	—	—	—	—	—	—	4	—	—	—	—	—	4	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(772)	—	(772)	(772)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(28,693)	—	—	(28,693)	(28,693)

Balance at December 31, 2007	—	$—	—	$—	$—	—	$—	45,882,015	$5	$148,767	$10,025	$—	$(170,849)	$(2,050)	$(75)	$(14,177)	$(29,465)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(28,693)	$(65,453)	$(7,215)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation and amortization	859	1,239	54
Loss on disposal of assets, net	—	62	—
Foreign exchange gain	(530)	(203)	(357)
Acquired in-process research and development	—	33,362	—
Stock-based compensation expense	2,457	4,081	28
Non-cash warrant value	362	—	—
Amortization of deferred financing costs and discount on loans	944	887	486
Write off of deferred initial public offering costs	—	—	1,741
Beneficial conversion feature expense	—	4,362	—
Change in value of warrants and derivatives	794	(371)	(832)
Gain on maturity of marketable security	—	(82)	—
Gain on extinguishment of debt	(493)	—	—
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	537	252	(16)
Decrease in other assets	—	181	2
(Decrease) increase in accounts payable	(916)	337	79
Increase (decrease) in accrued research contract costs	416	747	(148)
Increase in accrued interest	76	123	703
(Decrease) increase in other accrued liabilities	(41)	(975)	422
Merger restructuring and litigation payments	(500)	(1,885)	—
Increase in deferred revenue	—	1,000	500
Recognition of deferred revenue	(284)	(2,059)	(829)
Payment of warrant liability	(663)	—	—
Increase in contingent interest	—	124	164
Reversal of contingent interest expense	—	(994)	—
(Increase) decrease in other liabilities	(150)	36	(13)

Net cash used in operating activities	(25,825)	(25,229)	(5,231)

Cash flows from investing activities:
Cash acquired in merger	—	3,537	—
Maturities of marketable securities	—	11,380	—
Establishment of restricted cash	—	(72)	—
Purchase of property and equipment	(188)	(138)	(3)
Payment of acquisition related costs	—	(3,642)	—
Proceeds from sale of web site	—	100	—
Proceeds from sale of property and equipment	23	135	2

Net cash provided by (used in) investing activities	(165)	11,300	(1)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	592	184	18
Proceeds from issuance of common stock and warrants, net	20,765	20,839	—
Proceeds from loans and warrants	—	10,000	6,000
Repayment of loans	(3,741)	(1,787)	(709)
Deferred financing costs	(777)	(1,089)	(185)
Payments on capital lease obligations	—	(137)	—
Payment of failed initial public offering costs	—	(363)	(783)

Net cash provided by (used in) financing activities	16,839	27,647	4,341

Effect of exchange rate changes on cash and cash equivalents	(3)	(24)	41
Net increase (decrease) in cash and cash equivalents	(9,154)	13,694	(850)
Cash and cash equivalents at beginning of year	14,097	403	1,253

Cash and cash equivalents at end of year	$4,943	$14,097	$403

	Year Ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,280	$806	$473
Cash paid for income taxes	4	3	—
Supplemental disclosure of non-cash financing activities:
Redeemable convertible preferred stock dividends	—	13	1,254,362
Beneficial conversion features in connection with conversion of preferred stock and warrant exercise	—	8,950	—
Beneficial conversion features in connection with conversion of convertible notes	—	4,362	—
Conversion of preferred stock into common stock	—	34,847	—
Conversion of convertible loans and accrued interest and exercise of bridge warrants into common stock	—	17,320	—
Reclassification of warrants from equity to liability	795	—	—
Reclassification of warrants from liability to equity	(653)	—	—
Exercise of preferred stock warrants into common stock	—	950	—
Issuance of common stock to settle litigation	—	1,742	—
Issuance of common stock in connection with a release and settlement agreement	506	—	—
Unpaid costs associated with issuance of common stock	163	677	—
Unpaid financing, initial public offering costs and acquisition costs	150	240	2,436
Unpaid costs associated with purchase of property and equipment	—	129	—
Merger with Maxim:
Assets acquired	—	19,494	—
Liabilities assumed	—	3,047	—
In-process technology	—	33,362	—
Merger liabilities	—	4,684	—
Common stock, options and warrants related to the merger with Maxim	—	41,388	—
The accompanying notes are an integral part of these consolidated financial statements.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005
1. Organization and Description of Business
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of cancer and pain. The Company has a portfolio of five product candidates in active stages of development: an oncology product candidate undergoing final review for European registration, two oncology compounds, a pain product candidate for the treatment of peripheral neuropathies and another pain product candidate for the treatment of acute back pain. This portfolio of pain management and oncology product candidates allows us to be less reliant on the success of any single product candidate. The Company’s strategy is to focus its development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. The Company has yet to generate product revenues from any of its product candidates in development.
EpiCept’s leading oncology product candidate, Ceplene®, has been submitted for European registration as remission maintenance therapy of acute myeloid leukemia, or AML, for patients who are in their first complete remission (CR1). EpiCept has completed its first Phase I clinical trial for EPC2407, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with advanced solid tumors and lymphomas. AzixaTM (MPC-6827), an apoptosis inducer with VDA activity licensed by the Company to Myriad Genetics, Inc. as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
EpiCept’s pain product candidate, EpiCept NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. The Company recently concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN, and has ongoing clinical trials for herpetic peripheral neuropathy, or PHN, and chemotherapy induced neuropathy, or CIN. LidoPAIN BP, licensed to Endo Pharmaceuticals, is currently in Phase II development for the treatment of acute back pain. The Company’s portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. The Company’s pain product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration (“FDA”) approved pain management therapeutics, or analgesics directly on the skin’s surface at or near the site of the pain. None of EpiCept’s product candidates has been approved by the U.S. FDA or any comparable agency in another country.
The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with the Company’s ability to obtain regulatory approval for its product candidates, including Ceplene®, its ability to adequately fund its operations, dependence on collaborative arrangements, the development by the Company or its competitors of new technological innovations, the dependence on key personnel, the protection of proprietary technology, the compliance with the U.S. FDA and other governmental regulations.
The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, the Company has an accumulated deficit of $170.8 million as of December 31, 2007 and may incur operating losses for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has financed its operations primarily through the proceeds from the sales of common and preferred equity securities, debt, proceeds from collaborative relationships, investment income earned on cash balances and short-term investments.
The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its product candidates, primarily for clinical trials. Based upon the projected spending levels for the Company, the Company does not currently have adequate cash and cash equivalents to complete the trials and therefore will require additional funding. As a result, the Company intends to monitor its liquidity position and the status of its clinical trials and to continue to actively pursue fund-raising possibilities through various means, including the sale of its equity securities. If the Company is unsuccessful in its efforts to raise additional funds through the sale of its equity securities, achievement of development milestones or entering into new license arrangements, it may be required to significantly reduce or curtail its research and development activities and other operations. The Company believes that its existing cash and cash equivalents, together with the proceeds from the sale of common stock and common stock purchase warrants on March 6, 2008 and a $1.0 million milestone payment received in March 2008 (see Note 16), will be sufficient to fund its operations into the second quarter 2008.

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
2. Significant Accounting Policies
Consolidation
The accompanying consolidated financial statements include the accounts of EpiCept Corporation and the Company’s 100%-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.
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
Gains or losses from foreign currency transactions relating to inter-company debt are recorded in the consolidated statements of operations in other income (expense).
Stock-Based Compensation
The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 12 “Stock Options and Warrants.” Effective January 1, 2006, the Company accounts for these plans under Financial Accounting Standards Board (“FASB”) No. 123R “Share-Based Payment” (“FAS 123R”).
Income Taxes
The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. The Company recorded an unrecognized tax benefit related to certain tax credits for the year ended December 31, 2007. There was no effect on its financial condition or results of operations as a result of adopting FIN 48.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns for tax years after 2003 are still subject to review. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The tax expense is primarily due to minimum state and local income taxes.
The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2007 and 2006, a full valuation allowance has been applied against the Company’s deferred tax assets based on historical operating results (See Note 13).

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

	Year Ended December 31,
	2007	2006	2005
Common stock options	3,869,719	3,123,268	439,501
Warrants	12,304,297	5,721,616	6,374,999
Series A Convertible Preferred Stock	—	—	1,148,571
Series B Redeemable Convertible Preferred Stock	—	—	896,173
Series C Redeemable Convertible Preferred Stock	—	—	2,549,876

Total shares excluded from calculation	16,174,016	8,844,884	11,409,120

Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Marketable Securities
The Company has determined that all its marketable securities should be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in Stockholders’ Deficit under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Upon closing of the merger with Maxim Pharmaceuticals on January 4, 2006, the Company acquired marketable securities of approximately $11.4 million. During 2006, all of the acquired marketable securities matured. As of December 31, 2007 and 2006 the Company had no marketable securities.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.3 million are secured by restricted cash in the same amount at December 31, 2007 and 2006.
Identifiable Intangible Asset
Intangible asset consists of the assembled workforce acquired in the merger with Maxim. The assembled workforce is being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce is $0.5 million and approximately $0.2 million of accumulated amortization has been recorded as of December 31, 2007. Amortization will be approximately $0.1 million per year from 2008 through 2011. Assembled workforce amortization is recorded in research and development expense. During 2007 and 2006, the Company recorded $0.1 million of amortization in each year.
Prepaid Expenses and Other Current Assets
As of December 31, 2007 and 2006, prepaid expenses and other current assets are summarized below:

	2007	2006
	(in thousands)
Prepaid expenses	$319	$743
Prepaid insurance	268	322
Prepaid taxes	10	21
Interest receivable	—	3
Receivable from sale of fixed assets and other	10	78

Total prepaid expenses and other current assets	$607	$1,167

Deferred Financing and Initial Public Offering Costs
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. Deferred initial public offering costs of $1.7 million were expensed during the second quarter of 2005 following the withdrawal of the Company’s initial public offering in May 2005. As of December 31, 2007 and 2006, deferred financing costs were approximately $0.6 and $1.1 million, respectively. Amortization expense was $0.5 million and $0.2 million for 2007 and 2006, respectively. Accumulated amortization was $0.7 million as of December 31, 2007.

Property and Equipment
Property and equipment consists of office furniture and equipment, laboratory equipment, and leasehold improvements stated at cost. Furniture and equipment are depreciated on a straight-line basis over their estimated useful lives ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. The remaining net property and equipment acquired in the merger with Maxim totaled approximately $1.6 million (see Note 9). The Company depreciated the remaining Maxim property and equipment over two years. Maintenance and repairs are charged to expense as incurred.
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
Deferred Rent
As a result of the merger with Maxim and the Company moving its corporate headquarters, the Company has leases for its facilities, which include escalation clauses as well as tenant improvement allowances. In accordance with accounting principles generally accepted in the United States of America, the Company recognizes rental expense, including tenant improvement allowances, on a straight-line basis over the life of the leases, irrespective of the timing of payments to or from the lessor. As of December 31, 2007 and 2006, the Company had deferred rent of $0.8 million and $0.9 million, respectively, and is being amortized through February 2012.
Derivatives
The Company accounts for its derivative instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 133”). FAS 133 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. As a result of certain financings (see Note 6), derivative instruments were created that are measured at fair value and marked to market at each reporting period. Changes in the derivative value are recorded as change in value of warrants and derivatives on the consolidated statements of operations.
Beneficial Conversion Feature of Certain Instruments
The convertible features of certain financial instruments provided for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature (“BCF”). Pursuant to EITF 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratio,” and EITF 00-27, “Application of EITF Issue 98-5 to Certain Convertible Instruments,” the estimated fair value of the BCF is recorded as interest expense if it is related to debt or a dividend if it is related to equity. If the conversion feature is contingent, then the BCF is measured but not recorded until the contingency is resolved.
Other Comprehensive Loss
For 2007, 2006 and 2005, the Company’s only element of comprehensive loss other than net loss was foreign currency translation (loss) gain of $(0.8), $(0.6) and $0.7 million, respectively.

Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	At December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$4.9	$4.9	$14.1	$14.1
Non-convertible loans	10.2	10.4	13.5	14.9
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
Recent Accounting Pronouncements
In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R establishes guidelines for the recognition and measurement of assets, liabilities and equity in business combinations. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued EITF Issue No. 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by a partner in a collaborative arrangements should be presented in the statement of operations and set forth certain disclosures that should be required in the partners’ financial statements. The Company has not completed its assessment of EITF 07-1 and the impact, if any, on the Company’s consolidated financial statements.
In June 2007, the FASB issued EITF Issue No. 07-03 (“EITF 07-03”), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FAS 115 to, and among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157. The Company has not completed its assessment of FAS 159 and the impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. The Company has not completed its assessment of FAS 157 and the impact, if any, on the Company’s consolidated financial statements.
3. License Agreements
Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. In 2007, 2006 and 2005, the Company recorded revenue from Endo of approximately $0.2 million, $0.5 million and $0.4 million, respectively. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
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
Myriad Genetics, Inc. (Myriad)
In connection with its merger with Maxim on January 4, 2006, EpiCept acquired a license agreement with Myriad Genetics Inc. (“Myriad”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial.

DURECT Corporation
On December 20, 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received $1.0 million payment which has been deferred and is being recognized as revenue ratably over the last patent life. The Company may receive up to an additional $9.0 million in license fees and milestone payments as well as certain royalty payments based on net sales. In 2007 and 2006, the Company recorded revenue from DURECT of approximately $0.1 million and $2,000 respectively.
Adolor Corporation (Adolor)
Under a license agreement signed in July 2003, the Company granted Adolor the exclusive right to commercialize a sterile topical patch containing an analgesic alone or in combination, including LidoPAIN SP, throughout North America. Since July 2003, the Company received non-refundable payments of $3.0 million, which were being deferred and recognized as revenue ratably over the estimated product development period. On October 27, 2006, the Company was informed of the decision by Adolor to discontinue its licensing agreement with the Company for LidoPAIN SP and recognized the remaining deferred revenue of approximately $1.2 million as the Company has no further obligations to Adolor. As a result, the Company now has the full worldwide development and commercialization rights to the product candidate. In 2007, 2006 and 2005, the Company recorded revenue from Adolor of approximately $0, $1.5 million, and $0.5 million, respectively.
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
Epitome/Dalhousie
In August 1999, the Company entered into a sublicense agreement with Epitome Pharmaceuticals Limited under which the Company was granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia that were licensed to Epitome by Dalhousie University. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in EpiCept(TM) NP-1. This technology has been incorporated into EpiCept NP-1. On July 19, 2007, the Company converted the sublicense agreement previously established with Epitome Pharmaceuticals Limited, related to its product candidate EpiCept(TM) NP-1, into a direct license with Dalhousie University. Under this new arrangement, the Company gains more favorable terms, including a lower maintenance fee obligation and reduced royalty rate on future product sales.
The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. At the end of each year in which there has been no commercially sold products, the Company is obligated to pay Dalhousie a maintenance fee, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. The sublicense agreement with Epitome terminated on July 19, 2007. Under the termination agreement with Epitome, the Company made a $0.3 million cash payment and issued five year warrants at an exercise price of $1.96 per share to purchase 0.3 million shares of its common stock, valued at $0.4 million using the Black-Scholes option-pricing model. During 2007, 2006 and 2005, the Company paid Epitome a fee of $0.3 million, $0 and $0.2 million, respectively and will be required to pay an annual fee of $0.3 million for the next two years if the agreement with Dalhousie remains in effect. During 2007, the Company paid Dalhousie a signing fee of $0.3 million, a maintenance fee of $0.4 million and a milestone payment of $0.2 million upon the dosing of the first patient in a Phase III clinical trial for the licensed product. These payments were all expensed to research and development in 2007.

Shire BioChem
In March 2004 and as amended in January 2005, Maxim entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreement all rights and obligations of the parties under the July 2000 agreement were terminated and Shire BioChem agreed to assign and/or license to the Company rights it owned under or shared under the prior research program. The agreement did not require any up-front payments, however, the Company is required to provide Shire Biochem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compound by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales. In 2006, the Company recorded a license fee expense of $0.5 million upon the commencement of a Phase I clinical trial for EPC2407 and this amount remains unpaid as of December 31, 2007.
4. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2007	2006
	(in thousands)
Furniture, office and laboratory equipment	$1,853	$1,798
Leasehold improvements	753	743

	2,606	2,541
Less accumulated depreciation	(2,007)	(1,225)

	$599	$1,316

Depreciation expense was approximately $0.8 million, $1.1 million and $0.1 million for each of the years ended December 31, 2007, 2006 and 2005. The net leasehold improvements acquired in the merger with Maxim totaled approximately $0.4 million, of which $0.2 million relates to a lease the Company terminated on July 1, 2006. In accordance with EITF 05-6 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” the Company amortized the leasehold improvements over six months with respect to the terminated leased premise. The remaining net property and equipment acquired in the merger with Maxim totaled approximately $1.6 million (see Note 9). The Company depreciated the remaining Maxim property and equipment over two years.
The Company sold excess equipment during 2006 resulting in a loss of $0.2 million. The Company sold one of its web site addresses in 2006 resulting in a gain of $0.1 million.
5. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31
	2007	2006
	(in thousands)
Accrued professional fees	$326	$546
Accrued salaries and employee benefits	1,039	734
Other accrued liabilities	188	316

	$1,553	$1,596

6. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	December 31
	2007	2006
	(in thousands)
Ten-year, non-amortizing loan due June 30, 2008(A)	$2,458	$2,022
Term loan due June 30, 2007(B)	—	997
July 2006 note payable due July 1, 2012 and other(C)	467	519
August 2006 senior secured term loan due August 30, 2009(D)	7,307	10,000

Total notes and loans payable, before debt discount	10,232	13,538
Less: Debt discount	304	733

Total notes and loans payable	9,928	12,805
Less: Notes and loans payable, current portion	9,553	12,358

Notes and loans payable, long-term	$375	$447

(A)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan bears interest at 6% per annum. tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.

At the demand of tbg, additional amounts could have been due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the note for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to the lender from the annual surplus of EpiCept GmbH. The Company was accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan.

On December 20, 2007, Epicept GmbH entered into a repayment agreement with tbg, whereby Epicept GmbH paid tbg approximately €0.2 million ($0 .2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.2 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 will be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). Epicept GmbH considered this a substantial modification to the original debt agreement and has recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” As a result of the modification to the original debt agreement, EpiCept GmbH recorded a gain on the extinguishment of debt of $0.5 million. Accrued interest attributable to the additional interest payments totaled $0 and $0.6 million at December 31, 2007 and 2006, respectively.

(B)	In March 1998, EpiCept GmbH entered into a term loan in the amount of €2.6 million with IKB Private Equity GmbH (“IKB”), guaranteed by the Company. The interest rate on the loan was 20% per year. The remaining outstanding principal balance of approximately $1.0 million plus accrued interest was repaid in January 2007.

(C)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006.

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

Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share. The basic terms of the loan require monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest which commenced on April 1, 2007. Any outstanding balance of the loan and accrued interest will be repaid on August 30, 2009. In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.
The Company allocated the $10.0 million in proceeds between the term loan and the warrants based on their fair value. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. During 2007 and 2006, the Company recognized approximately $0.4 and $0.2 million, respectively, of non-cash interest expense related to the accretion of the debt discount. Since inception of the term loan, the Company recognized approximately $0.6 million of non-cash interest expense related to the accretion of the debt discount.
The Company’s recurring losses from operations and its stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. The Company’s term loan with Hercules, which matures on August 30, 2009, contains a subjective acceleration clause and accordingly has been classified as a current liability as of December 31, 2007 and 2006 in accordance with FASB Technical Bulletin 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.
At December 31, 2007, contractual principal payments due on loans and notes payable are as follows:

As of December 31,
Year Ending	2007
(in thousands)
2008	6,535
2009	3,420
2010	101
2011	114
2012	62

Total	$10,232

7. Preferred Stock and Warrants
Upon closing of the merger with Maxim on January 4, 2006, the Company filed an Amended and Restated Certificate of Incorporation authorizing 5 million undesignated preferred shares. No preferred stock was issued and outstanding as of December 31, 2007 and 2006, respectively.
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
Preferred Stock:

	Carrying	Common
Series of Preferred Stock	Value	Shares Issued
	(in thousands)
A	$8,226	1,501,349
B	7,077	1,186,374
C	19,544	3,375,594

Total	$34,847	6,063,317

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
Warrants:

	Carrying	Common
	Value	Shares Issued
	(in thousands)
Series B Preferred Warrants	$301	58,229
Series C Preferred Warrants	649	131,018
2002 Bridge Warrants	3,634	3,861,462
March 2005 Senior Note Warrants	42	22,096

Total	$4,626	4,072,805

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
8. Common Stock and Common Stock Warrants
On December 4, 2007, the Company raised $5.0 million in gross proceeds, $4.7 million net of $0.3 million in transactions costs, through a public offering of common stock and common stock purchase warrants. Approximately 3.3 million shares of the Company’s common stock were sold at a price of $1.50 per share. Five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 1.7 million shares of the Company’s common stock at a price of $1.50 per share. The Company allocated the $5.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $1.2 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.
On October 10, 2007, the Company raised $8.0 million in gross proceeds, $7.1 million net of $0.9 million in transactions costs, through a public offering of common stock and common stock purchase warrants. Approximately 4.3 million shares of the Company’s common stock were sold at a price of $1.88 per share. Five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 2.1 million shares of the Company’s common stock at a price of $1.88 per share. The Company allocated the $8.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $1.9 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
On August 1, 2007, the Company terminated a sublicense agreement previously established with Epitome Pharmaceuticals Limited. Under the termination agreement with Epitome, the Company made a $0.3 million cash payment and issued five year warrants at an exercise price of $1.96 per share to purchase 0.3 million shares of its common stock. The fair value of the warrants was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.60%, volatility of 94% and an expected life of five years. The fair value of the warrants at the date of issuance was $0.4 million and was expensed to research and development.
On July 3, 2007, the Company raised $10.0 million in gross proceeds, $8.9 million net of $1.1 million in transactions costs, through a private placement of common stock and common stock purchase warrants. Approximately 5.1 million shares of the Company’s common stock were sold at a price of $1.95 per share. Five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 2.7 million shares of the Company’s common stock at a price of $2.93 per share. The Company allocated the $10.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $2.4 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.

On December 21, 2006, the Company raised $10.0 million gross proceeds, $9.4 million net of $0.6 million in transactions costs, through a private placement of common stock and common stock purchase warrants. Approximately 6.9 million shares of the Company’s common stock were sold at a price of $1.46 per share. Five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 3.9 million, including placement agent warrants of 0.4 million, of the Company’s common stock at a price of $1.47 per share. The Company allocated the $10.0 million in gross proceeds between the common stock and the warrants based on their fair values. $2.6 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
Simultaneously, on December 21, 2006, the Company also entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments, L.P., formerly Cornell Capital Partners, pursuant to which YA Global Investments, L.P. has committed to provide up to $15.0 million of capital during the next three years through the purchase of newly-issued shares of the Company’s common stock. Under the terms of the agreement, the Company will determine, at its sole discretion, the exact timing and amount of any SEDA financings, subject to certain conditions. The SEDA provides that the Company may, at its sole option, require YA Global Investments, L.P. to purchase shares of its common stock in increments of a minimum of $0.2 million per week over a period of 36 months once a resale registration statement covering the subject shares of common stock is effective. The Company may not request advances if the shares to be issued in connection with such advances would result in YA Global Investments, L.P. and its affiliates owning more than 9.9% of the Company’s outstanding common stock.
On August 30, 2006, the Company entered into a senior secured term loan in the amount of $10.0 million with Hercules. Five year common stock purchase warrants were issued to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. The fair value of the warrants was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. The value of the warrant shares was being marked to market each reporting period as a derivative gain or loss. As a result of certain anti-dilution adjustments resulting from the issuance of common stock consummated on December 21, 2006 and an amendment to the warrants on January 26, 2007, the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share. As a result of the January 2007 amendment to the warrants, the warrants issued to Hercules met the requirements of and were being accounted for as equity in accordance with EITF 00-19. The fair value of the warrants as of the date of the amendment was $0.8 million. Accordingly, the Company reclassified this amount from a liability to warrants in stockholders’ deficit at that date. During 2007, the Company recognized the change in the value of warrants and derivatives of approximately $0.8 million, as a loss on the consolidated statement of operations.
In July 2007, the Company entered into a release and settlement agreement to compensate Hercules for its inability to sell registered shares following an April 2007 planned exercise of a portion of the warrants issued by the Company to Hercules. The Company agreed to pay Hercules a fee of $0.3 million and to compensate Hercules up to $1.1 million on its exercise and sale of a portion of the warrants, provided such exercise and sale occurred prior to November 1, 2007, to the extent the market value of the Company’s common stock on the date of exercise was less than the market value of the Company’s stock at the time Hercules planned to sell the shares issued pursuant to the exercise of the warrants. Such compensation, if any, was payable in cash up to $0.6 million, the amount EpiCept received from the mandatory cash exercise of the warrants, with the remainder payable at the Company’s option in cash or in the Company’s common stock based on the fair value of the stock on the date the compensation is paid. The Company considered the contingent amount a derivative and marked the derivative to market at each reporting date. The 0.4 million warrants relating to the release and settlement agreement were reclassified as a liability from equity for $0.7 million at the date of the derivative agreement. In August, 2007, Hercules exercised and sold the warrants relating to the release and settlement agreement, resulting in a total liability to the Company of $1.1 million. The Company paid Hercules $0.6 million in cash during the third quarter of 2007 and paid the remaining liability of $0.5 million at its option in its common stock on November 1, 2007.
On February 9, 2006, the Company raised $11.6 million gross proceeds, $10.8 million net of $0.8 million in transactions costs, through a private placement of common stock and common stock purchase warrants. Approximately 4.1 million shares of the Company’s common stock were sold at a price of $2.85 per share. In addition, five year common stock purchase warrants were issued to the investors granting them the right to purchase approximately 1 million shares of the Company’s common stock at a price of $4.00 per share. The Company allocated the $11.6 million in gross proceeds between the common stock and the warrants based on their fair values. $1.4 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.

Upon the closing of the merger with Maxim on January 4, 2006, the Company issued warrants to purchase approximately 0.3 million shares at an exercise price range of $13.48 — $37.75 per share of EpiCept common stock in exchange for Maxim’s warrants.
During 2007, 5,653 shares of common stock were issued for the exercise of stock options resulting in proceeds of approximately $8,000 and 34,792 shares of common stock were issued in connection with the vested portion of a restricted stock award granted to certain employees.
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

The assets acquired included development of innovative cancer therapeutics which includes Ceplene® (histamine dihydrochloride). The purchase price was allocated to the assets acquired based on their fair values as of the date of the acquisition. Of the $45.1 million purchase price, $33.7 million was originally assigned to in-process research and development and immediately expensed to research and development. During 2006, the Company reduced in-process research and development expense by $0.3 million to $33.4 million based on a revised estimate of purchase price allocation. Of the remaining amount of the total purchase price, approximately $0.5 million was allocated to an identifiable intangible asset and is being amortized over the estimated life of six years. Maxim’s results of operations were included in EpiCept’s consolidated statement of operations beginning on January 5, 2006. The Company committed to and approved an exit plan for consolidation of certain Maxim facilities, and assumed the liability for ongoing Maxim litigation and severance associated with personnel reductions. In connection with the exit plan (see Note 10), the Company originally recognized merger restructuring and litigation accrued liabilities of $4.6 million which were included in the allocated purchase price of Maxim and subsequently increased to $4.7 million as of December 31, 2006.

The value assigned to the acquired in-process research and development was determined by identifying the acquired in-process research projects for which: (a) there is exclusive control by the acquirer; (b) significant progress has been made towards the project’s completion; (c) technological feasibility has not been established, (d) there is no alternative future use, and (e) the fair value is estimable based on reasonable assumptions. The total acquired in-process research and development is valued at $33.4 million, assigned entirely to one qualifying program, the use of Ceplene® as remission maintenance therapy for the treatment of AML in Europe, and expensed on the closing date of the merger. The value of in-process research and development was based on the income approach that focuses on the income-producing capability of the asset. The underlying premise of the approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. In determining the value of in-process research and development, the assumed commercialization date for the product was 2007. Given the risks associated with the development of new drugs, the revenue and expense forecast was probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustment was applied based on Ceplene®’s stage of development at the time of the assessment and the historical probability of successful advancement for compounds at that stage. The modeled cash flow was discounted back to the net present value. The projected net cash flows for the project were based on management’s estimates of revenues and operating profits related to such project. Significant assumptions used in the valuation of in-process research and development included: the stage of development of the project; future revenues; growth rates; product sales cycles; the estimated life of a product’s underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 30% to reflect present value, which approximates the implied rate of return on the merger.
The following unaudited pro forma information for 2005 present a summary of the Company’s consolidated results of operations as if the merger with Maxim had taken place January 1, 2005 (in thousands except per share information):

2005
Total revenue	$2,151
Net loss	(31,459)
Pro forma basic and diluted earnings per share	$(1.60)
10. Merger Restructuring and Litigation Accrued Liabilities
Merger restructuring and litigation accrued liabilities consist of the following (in thousands):

	Balance at			Balance at
	January 1,	Cash	Change in	December 31,
	2007	Payments	Estimates	2007
Severance	$450	$(450)	$—	$—
Litigation (A)	50	—	(50)	—

Total merger restructuring and litigation accrued liabilities	$500	$(450)	$(50)	$—

	Balance at January 4,	Cash	Value of Non Cash	Change in	Reclassified as Note	Balance at December 31,
	2006	Payments	Payments	Estimates	Payable	2006
Severance	$1,160	$(710)	$—	$—	$—	$450
Lease	1,100	(200)	—	(343)	(557)	—
Litigation (A)	2,350	(975)	(1,742)	417	—	50

Total merger restructuring and litigation accrued liabilities	$4,610	$(1,885)	$(1,742)	$74	$(557)	$500

(A)	On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of Maxim, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of Maxim, two former officers of Maxim and Maxim’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. This case has been dismissed without prejudice and the statute of limitations has expired. Therefore, the Company has reversed the $0.1 million settlement accrual as of December 31, 2007.

In connection with the merger with Maxim on January 4, 2006, the Company originally recorded estimated merger-related liabilities for severance, lease termination, and legal settlements of $1.2 million, $1.1 million and $2.3 million, respectively. During the second quarter of 2006, the gross amounts of merger-related liabilities for lease termination and legal settlements were revised to $0.8 million and $2.8 million, respectively. In July 2006, the Company issued a six year non-interest bearing note in the amount of $0.8 million for the lease termination. Total future payments including broker fees amount to $1.0 million. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees was $0.2 million at issuance. The fair value of the note is being classified as a note payable on the consolidated balance sheet. In addition, the Company increased its legal accrual by approximately $0.4 million during the second quarter of 2006 to $2.8 million, of which approximately $1.0 million was paid in cash as of December 31, 2006, for the settlement of certain Maxim outstanding lawsuits. During 2007, the Company paid the remaining $0.5 million in severance.
11. Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under agreements through 2012 accounted for as operating leases. The leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Rent expense approximated $1.3 million, $1.7 million and $0.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.
Future minimum rental payments under non-cancelable operating leases as of December 31, 2007 are as follows:

As of December 31,
Year Ending	2007
(in thousands)
2008	$1,504
2009	1,499
2010	1,362
2011	1,055
2012	808
2013	661

$6,889

Consulting Contracts and Employment Agreements
The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party to the agreement upon the other party attaining certain milestones as defined in the agreements. As of December 31, 2007, the Company may be required to make future milestone payments, totaling approximately $5.9 million, under these agreements, of which approximately $3.7 million is payable during 2008 and approximately $2.2 million is payable from 2009 through 2015. The Company is obligated to make future royalty payments to four of its collaborators under existing license agreements, including ones based on net sales of EpiCept NP-1 and the other based on net sales of LidoPAIN SP and EPC2407, to the extent revenues on such products are realized. The sublicense agreement with Epitome terminated on July 19, 2007. Under its agreement with Epitome Pharmaceuticals, the Company is obligated to pay a $0.3 million fee annually for the next two years so long as the Company desires to maintain its rights under the license agreement with Dalhousie University. A payment of $0.3 million, $0 and $0.2 million was paid to Epitome in 2007, 2006 and 2005, respectively. Under its agreement with Dalhousie University, the Company is obligated to pay a an annual maintenance fee so long as no commercial product sales have occurred and the Company desires to maintain its rights under the license agreement. During 2007, the Company paid Dalhousie a signing fee of $0.3 million, a maintenance fee of $0.4 million and a milestone payment of $0.2 million upon the dosing of the first patient in a Phase III clinical trial for the licensed product.
The Company’s Board of Directors ratified the employment agreements between the Company and its chief executive officer and chief financial officer dated as of October 28, 2004. The employment agreements cover the term through December 31, 2007, and provide for base salary, discretionary compensation, stock option awards, and reimbursement of reasonable expenses in connection with services performed under the employment agreements. The agreements also compensate such officers in the event of their death or disability, termination without cause, or termination within one year of an initial public offering or a change of control, as defined in the respective employment agreements. Both employment agreements were automatically renewed for another year, ending December 31, 2008.

Litigation
There are no legal proceedings pending against the Company as of December 31, 2007.
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
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective at the time of the merger with Maxim on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 7,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. In January 2008, the Company’s board of directors granted options to purchase approximately 0.9 million shares of the Company’s common stock and 0.2 million restricted stock units at a fair market value exercise price of $1.34 per share.
Had compensation cost for the Company’s stock based compensation plan been determined using the fair value of the options at grant dates prior to January 1, 2006, the Company’s pro forma net loss for the comparable year ended December 31, 2005 would have been as follows:

2005
(in thousands,
except for per share
amounts)

Net loss	$(7,215)
Add back: Total stock-based employee compensation expense under the APB 25 intrinsic value method	22
Deduct: Total stock-based employee compensation expense determined under fair value based method	(26)

Net loss — pro forma	(7,219)
Deemed dividend and redeemable convertible preferred stock dividends	(1,254)

Pro forma loss attributable to common stockholders	$(8,473)

Basic and diluted loss per common share
As reported	$(4.95)
Pro forma	$(4.95)

The weighted-average fair value of the stock option awards granted after the adoption of SFAS No. 123R was $1.26 and $3.70 for the years ended December 31, 2007 and 2006, respectively, and was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	2007	2006
Expected life	5 years	5 years
Expected volatility	85.0% to 95.0%	69.0% to 85.0%
Risk-free interest rate	4.66% to 4.79%	4.28% to 5.10%
Dividend yield	0%	0%
The expected life of the stock options was calculated using the method allowed by the provisions of SFAS No. 123R and interpreted by an SEC issued Staff Accounting Bulletin No. 107 (SAB 107). In accordance with SAB 107, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than its actual volatility. For the first two quarters of 2006, the Company used the historical volatility rates of comparable companies. For the last two quarters of 2006 and all of 2007, the Company’s actual stock volatility rate was higher than the volatility rates of comparable public companies. Therefore, the Company used its historical volatility rate for these periods as management believes that this rate will be representative of future volatility over the expected term of the options. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.
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
The following table presents the 2007 and 2006 total employee, board of directors and third party stock-based compensation expense resulting from the issuance of stock options and the Employee Stock Purchase Plan included in the consolidated statement of operations:

	2007	2006
	(in thousands)
General and administrative	$2,137	$3,721
Research and development	320	360

Stock-based compensation costs before income taxes	2,457	4,081
Benefit for income taxes (1)	—	—

Net compensation expense	$2,457	$4,081

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the years ended December 31, 2007 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Options outstanding at December 31, 2006	3,123,268	$7.10
Granted	964,820	1.66
Exercised	(5,653)	1.35
Forfeited	(210,677)	4.45
Expired	(2,039)	43.54

Options outstanding at December 31, 2007	3,869,719	$5.87	7.53	$20,851

Vested or expected to vest at December 31, 2007	3,746,644	$5.96	7.05	$20,851

Options exercisable at December 31, 2007	2,638,968	$7.05	7.05	$20,851

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
	Options	Weighted-	Weighted-	Shares	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Price	2007	Contractual Life	Price	2007	Price
$ 1.20 – 2.00	1,116,155	7.5 years	$1.41	508,923	$1.33
2.24 – 3.40	370,670	8.4 years	$2.72	207,925	$2.70
5.84 – 8.68	2,111,696	7.8 years	$5.90	1,653,898	$5.92
10.30 – 77.22	271,198	4.6 years	$28.31	268,222	$28.29

	3,869,719		$5.87	2,638,968	$7.05

The total intrinsic value of options exercised during 2007 and 2006 was approximately $5,000 and $0.2 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2007 (for outstanding options), less the applicable exercise price.
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
As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock and restricted stock units amounted to $2.7 million, which will be amortized over the weighted-average remaining requisite service period of 2.21 years.
In January 2008, the Company granted options to purchase approximately 0.9 million shares of its common stock at an exercise price of $1.34 per share.
Restricted Stock
Restricted stock was issued to certain employees in January 2007, which entitle the holder to receive a specified number of shares of the Company’s common stock over a four year, monthly vesting term. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. There were no restricted stock grants prior to 2007. Summarized information for restricted stock grants for the year ended December 31, 2007 is as follows:

		Weighted Average
	Restricted	Grant Date Value Per
	Stock	Share
Nonvested at December 31, 2006	—	$—
Granted	140,842	1.46
Vested	(34,792)	1.46
Forfeited	(2,838)	1.46

Nonvested at December 31, 2007	103,212	$1.46

Restricted Stock Units
Restricted stock units were issued to non-employee members of the Company’s Board of Directors in May 2007, which entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the two year vesting term. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. There were no restricted stock unit grants prior to 2007. Summarized information for restricted stock grants for the year ended December 31, 2007 is as follows:

Weighted Average
	Restricted	Grant Date Value Per
	Stock	Share
Nonvested at December 31, 2006	—	$—
Granted	33,750	2.78
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2007	33,750	$2.78

On January 7, 2008, the Company granted 0.2 million restricted stock units with an aggregate fair market value of $0.3 million.
Non-Employee Stock Options
Options issued to non-employees are valued using the fair value method (Black-Scholes option-pricing model) under FAS 123R and EITF Issue 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The value of such options is measured and an expense is recognized during the vesting terms. Compensation expense will be adjusted at each reporting date based on the then fair value of the grant until fully vested. Summarized information for stock option grants to former directors for 2007 and 2006 is as follows:

	2007	2006
Granted	—	40,000
Volatility	—	69% - 85%
Risk free rate	—	4.45% - 5.21%
Dividends	—	—
Weighted average life	—	5 Yrs
Compensation expense	—	$0.1 million
During 2002 and 2001, the Company granted options to purchase the Company’s common stock to third party consultants in connection with service agreements. Compensation expense relating to third party stock-based compensation was approximately $6,200 for the year ended December 31, 2005. The Company valued these options utilizing the Black-Scholes option pricing model and remeasured them over the vesting period.
1995 Stock Options
The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provides for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the Plan. All stock options granted in 2006 were from the 2005 Plan. Under the terms of the 1995 Stock Option Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of December 31, 2007.
2005 Employee Stock Purchase Plan
The 2005 Employee Stock Purchase Plan (the “2005 ESPP”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The Employee Stock Purchase Plan became effective upon the completion of the merger with Maxim on January 4, 2006 and a total of 500,000 shares of common stock have been reserved for sale. On November 7, 2007, the Company commenced the administration of the ESPP. The Plan is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period will commence November 16, 2007, and end June 30, 2008. Each subsequent offering period will be a six month duration.
The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model. Share options for employees entering the ESPP on November 16, 2007 were estimated using the Black-Scholes option-pricing model and the assumptions noted on the table below.

	2007	2006
Expected life	63 years	n/a
Expected volatility	87.5%	n/a
Risk-free interest rate	3.57%	n/a
Dividend yield	0%	n/a

No shares have been issued under the ESPP as of December 31, 2007. The Company recorded an expense of $14,000 based on the estimated number of shares to be purchased within the offering period beginning on November 16, 2007.
Warrants
The following table summarizes information about warrants outstanding at December 31, 2007:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2009	258,497	$37.46
February 2006 stock issuance (See Note 8)	2011	1,020,208	4.00
Senior Secured Term Loan (See Note 6)	2011	456,164	1.46
December 2006 stock issuance (See Note 8)	2012	3,854,800	1.47
June 2007 stock issuance (See Note 8)	2012	2,668,727	2.93
Termination of sublicense agreement (See Note 3)	2012	250,000	1.96
October 2007 stock issuance (See Note 8)	2013	2,129,235	1.88
December 2007 stock issuance (See Note 8)	2013	1,666,666	1.50

Total		12,304,297	$2.84

13. Income Taxes
In 2007 the Company determined that an ownership change occurred under Section 382 of the Internal Revenue Code. The utilization of the Company’s Federal net operating loss carryforwards and other tax attributes will be limited to approximately $1.6 million per year. The Company also determined that it was in a Net Unrealized Built-in Gain position (for purposes of Section 382) at the time of the ownership change, which increases its annual limitation through 2011 by approximately $2.9 million per year. Accordingly, the Company has reduced its net operating loss carryforwards and research and development tax credits to the amount that the Company estimates that it would be able to utilize in the future, if profitable, considering the above limitations.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with FAS 109, “Accounting for Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2007, and 2006. The change in the valuation allowance for the years ended December 31, 2007, 2006 and 2005 was a decrease of approximately $137.3 million due primarily to the write-down of deferred tax assets as noted above and an increase of $159.0 million and $2.3 million respectively. Significant components of the Company’s deferred tax assets at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Patent costs	$1,200	$2,233
Stock-based compensation	3,909	3,026
Accrued liabilities	489	712
Amortization of discount	—	(343)
Deferred revenue	2,291	2,621
Other assets	23	23
Fixed assets	748	374
Deferred rent	125	158
Other accruals	(88)	(70)
Warrant	(16)	(479)
Credits	3,519	10,138
Net operating loss carryforwards	31,488	162,500

Total deferred tax assets	43,688	180,893
Valuation allowance	(43,573)	(180,893)

Net deferred tax asset	115	—
FIN 48 liability	(115)	—

Net deferred taxes	$—	$—

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2007, 2006 and 2005 is as follows:

	For the Year Ended
	December 31,
	2007	2006	2005
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	0.0	0.0	(3.8)
Acquired in-process research and development	0.0	17.3	0.0
Other	(0.5)	0.0	0.0
Change in foreign rates	3.6	0.0	0.0
Change in valuation allowance	30.9	16.7	34.0

Effective tax rate	(0)%	(0)%	(3.8)%

The principal differences between the U.S. statutory tax benefit rate of 34% and the Company’s effective tax rates of (0)%, (0)% and (3.8)% for the years ended December 31, 2007, 2006 and 2005, respectively, are primarily due to the state income tax benefit from the sale of state NOLs in 2005 and the Company not recognizing the benefit of its NOLs incurred during the years.
The 2005 state income tax benefit resulted from the sale of state NOLs of $0.2 million. The sales of cumulative NOLs are a result of a New Jersey state law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or “sell” their unused New Jersey NOLs and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. The Company received approval from the State of New Jersey to sell NOLs in November of each year and entered into a contract with a third party to sell the NOLs at a discount for approximately $0.2 million in December of 2005. Accordingly, the valuation allowance was reduced by the gross amount of $0.3 million as of December 31, 2005. As a result of the Company moving its corporate headquarters to New York in December 2006, the Company is not eligible to sell its remaining New Jersey NOLs.
The Company has approximately $164.0 million of net operating loss carryforwards (Federal, State and Foreign) and tax credits of $3.5 million. As previously noted, the Company reduced its tax attributes (NOL’s and tax credits) as a result of the Company’s ownership change and the limitation placed on the utilization of its tax attributes as a substantial portion of the NOL’s and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the NOL’s were reduced by $611 million and the tax credits were reduced by $7.3 million.

	December 31,
	2007	2006
	(in millions)
Federal NOL’s	$72.8	$436.8
State NOL’s	77.6	279.3
Foreign NOL’s	13.6	9.4

Total NOL’s	$164.0	$725.5

	(in thousands)
Federal Credits	$589	$7,040
State Credits	2,943	3,098

Total Credits	$3,532	$10,138

The Company’s Federal NOL’s of $72.8 million and state NOL’s of $77.6 million begin to expire after 2012 up through 2027. The Company’s foreign NOL’s of $13.6 million do not expire. The Company’s Federal and state tax credits of $3.5 million begin to expire in 2024 through 2027.
During the year ended December 31, 2007, the Company adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operations and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company has gross liabilities recorded of approximately $0.1 million and $0 as of December 31, 2007 and January 1, 2007, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$—
Additions related to current year tax positions	115

Balance at December 31, 2007	$115

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company had not accrued any interest or penalties related to unrecognized tax benefits. The FIN 48 liability offsets net deferred tax assets.

14. Segment and Geographic Information
The Company operates as one business segment. The Company maintains development operations in the United States and Germany. Geographic information for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006 (1)	2005
	(in thousands)
Revenue
United States	$306	$1,283	$565
Germany	21	812	264

	$327	$2,095	$829

Net loss (profit)
United States (2)	$28,701	$65,658	$5,927
Germany	(8)	(205)	1,288

	$28,693	$65,453	$7,215

Total Assets
United States(3)	$7,281	$17,256	$2,548
Germany	117	1,170	199

	$7,398	$18,426	$2,747

Long Lived Assets, net
United States	$595	$1,309	$50
Germany	4	7	8

	$599	$1,316	$58

(1)	On January 4, 2006, the Company completed its merger with Maxim Pharmaceuticals, Inc.

(2)	Includes the in-process research and development acquired upon the completion of the Company’s merger with Maxim Pharmaceuticals, Inc. on January 4, 2006 and the beneficial conversion features related to the conversion of certain if its notes outstanding and preferred stock into its common stock and from certain anti-dilution adjustments to its preferred stock as a result of the exercise of the bridge warrants.

(3)	Upon completion of the Company’s merger with Maxim Pharmaceuticals, Inc. on January 4, 2006, the Company acquired cash and cash equivalents of approximately $15.1 million.
15. Quarterly Results (Unaudited)
Summarized quarterly results of operations for the years ended December 31, 2007 and 2006 are as follows (in thousands except per share and share amounts):

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	(in thousands, except for share and per share amounts)
Revenue	$159	$100	$46	$22
Operating expenses	7,026	6,634	7,031	6,380
Net loss	(7,674)	(7,044)	(7,705)	(6,270)
Basic and diluted loss per common share(1)	(0.24)	(0.22)	(0.20)	(0.15)
Weighted average shares outstanding	32,395,366	32,404,185	37,599,333	43,021,637

	Year Ended December 31, 2006(2)
	First		Second	Third	Fourth
	(in thousands, except for share and per share amounts)
Revenue	$295		$218	$220	$1,362 (4)
Operating expenses	43,088	(3)	7,543	6,775	5,873
Net loss	(47,627)		(7,321)	(5,504)	(5,001)
Redeemable convertible preferred stock dividends	(8,963	)(3)	—	—	—
Loss attributable to common stockholders	(56,590)		(7,321)	(5,504)	(5,001)
Basic and diluted loss per common share(1)	(2.59)		(0.30)	(0.22)	(0.19)
Weighted average shares outstanding	21,821,893		24,525,026	24,525,026	26,010,854

(1)	The addition of loss per common share by quarter may not equal the total loss per common share for the year or year to date due to rounding.

(2)	On January 4, 2006, the Company completed its merger with Maxim Pharmaceuticals, Inc.

(3)	Includes the in-process research and development of $33.4 million acquired upon the completion of its merger with Maxim Pharmaceuticals, Inc. on January 4, 2006 and the beneficial conversion features of $8.6 million related to the conversion of certain of its notes outstanding and preferred stock into its common stock and from certain anti-dilution adjustments to its preferred stock as a result of the exercise of the bridge warrants.

(4)	Refer to Note 3 in the notes to consolidated financials statements.
16. Subsequent Events
On March 6, 2008, the Company received gross proceeds of approximately $5.0 million (net proceeds of approximately $4.7 million after the deduction of fees and expenses) from the public offering of its common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50,000,000 of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 5.4 million shares of the Company’s common stock were sold at a price of $0.9225 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.7 million shares of the Company’s common stock at an exercise price of $0.86 per share.
In March 2008, the Company received a $1.0 million milestone payment from its partner, Myriad, following dosing of the first patient in a Phase II registration sized clinical trial for AzixaTM (MPC6827).

Exhibit Index

Exhibit
Number	Description of Exhibits
2.1
Agreement and Plan of Merger, dated as of September 6, 2005, among EpiCept Corporation, Magazine Acquisition Corp. and Maxim Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Maxim Pharmaceuticals Inc.’s Current Report on Form 8-K filed September 6, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 30, 2007).

3.2	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.3 to EpiCept Corporation’s Current Report on Form 8-K filed January 9, 2006).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the EpiCept’s Corporation’s Registration Statement on Form S-1 (File No. 333-121938) (the “EpiCept Form S-1”)).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed December 5, 2007).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed October 11, 2007).

4.4	Form of Warrant (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed June 29, 2007).

4.5	Form of Third Amended and Restated Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the EpiCept Form S-1).

10.1	Form of Indemnification Agreement between EpiCept Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the EpiCept Form S-1).

†10.2	1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the EpiCept Form S-1).

†10.3	2005 Equity Incentive Plan (Amended and Restated May 23, 2007) (incorporated by reference to Exhibit 10.1 to EpiCept’s Current Report on Form 8-K filed May 30, 2007).

†10.4	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Form S-4).

†10.5	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and John V. Talley (incorporated by reference to Exhibit 10.5 to the EpiCept Form S-1).

†10.6	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and Robert Cook (incorporated by reference to Exhibit 10.6 to the EpiCept Form S-1).

10.7	Securities Purchase Agreement, dated December 4, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed December 5, 2007).

10.8	Securities Purchase Agreement, dated October 10, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed October 11, 2007).

10.9	Securities Purchase Agreement, dated June 28, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept’s Current Report on Form 8-K filed June 29, 2007).

10.10	License Agreement, dated as of December 18, 2003, between Endo Pharmaceuticals Inc. and EpiCept Corporation (incorporated by reference to Exhibit 10.9 to the EpiCept Form S-1).

Exhibit
Number	Description of Exhibits
10.11	Royalty Agreement, dated as of July 16, 2003, between EpiCept Corporation and R. Douglas Cassel, M.D. (incorporated by reference to Exhibit 10.10 to the EpiCept Form S-1).

10.12*	Lease Agreement between BMR-Landmark at Eastview LLC, as Landlord, and EpiCept Corporation, as Tenant, dated August 28, 2006.

10.13	Cooperation Agreement between APL American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.13 to the EpiCept Form S-1).

10.14	Investment Agreement between Pharmed Labs GmbH and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.14 to the EpiCept Form S-1).

10.15
Investment Agreement among Pharmed Labs GmbH, American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated February 17, 1998 (incorporated by reference to Exhibit 10.15 to the EpiCept Form S-1).

†10.16
Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”), dated as of March 3, 2005, by and among EpiCept Corporation and the Purchasers indentified therein (incorporated by reference to Exhibit 10.18 to the EpiCept Form S-1).

†10.17	8% Senior Note due 2006 issued to Sanders Opportunity Fund L.P. pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 10.19 to the EpiCept Form S-1).

†10.18	8% Senior Note due 2006 issued to Sanders Opportunity Fund (Institutional) L.P. pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 10.20 to the EpiCept Form S-1).

10.19
First Exchange Option Agreement, dated as of December 31, 1997, by and between American Pharmed Labs, Inc. and tbg Technologie-Beteiligungs-Gesellschaft mbg der Deutschen Ausgleichsbank (incorporated by reference to Exhibit 10.22 to the EpiCept Form S-1).

10.20
Second Exchange Option Agreement, dated as of February 17, 1998, by and between American Pharmed Labs, Inc. and tbg Technologie-Beteiligungs-Gesellschaft mbh der Deutschen Ausgleichsbank (incorporated by reference to Exhibit 10.23 to the EpiCept Form S-1).

10.21
Amendment to Second Exchange Option Agreement, dated as of August 26, 2005, by and between EpiCept Corporation and tbg Technologie-Beteiligungs-Gesellschaft mbh der Deutschen Ausgleichsbank (incorporated by reference to Exhibit 10.28 to the EpiCept Form S-4).

10.22	Registration Rights Agreement, dated June 28, 2007 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed June 29, 2007).

10.23
Registration Rights Agreement, dated as of September 6, 2005, among EpiCept Corporation and the investors indentified therein (incorporated by reference to Exhibit 10.4 to EpiCept Corporation’s Current Report on Form 8-K filed January 9, 2006).

10.24
Registration Rights Agreement, dated as of February 7, 2006, among EpiCept Corporation and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed February 8, 2006).

10.25	License Agreement, between EpiCept Corporation and Durect Corporation (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Registration Statement on Form S-1 (File No. 333-139027).

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to the Notes to Consolidated Financial Statements included in Part II of this Report).

14.1*	Code of Ethics

Exhibit
Number	Description of Exhibits
21.1*	List of Subsidiaries of EpiCept Corporation.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to pursuant to 18 U.S.C. 1350, adopted Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

*	Furnished herewith.

†	Management contract or compensatory plan or arrangement

(c)	Financial Statements Schedules.

None.