Form 10-Q
period 2008-03-31
EPICEPT CORP
filed 2008-05-15
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑
As of May 12, 2008 the Registrant had outstanding 51,288,538 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$4,809	$4,943
Prepaid expenses and other current assets	436	607

Total current assets	5,245	5,550
Restricted cash	335	335
Property and equipment, net	585	599
Deferred financing costs	452	559
Identifiable intangible asset, net	308	328
Other assets	27	27

Total assets	$6,952	$7,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,542	$1,220
Accrued research contract costs	903	1,177
Accrued interest	68	78
Other accrued liabilities	1,417	1,553
Notes and loans payable, current portion	8,673	9,553
Deferred revenue, current portion	599	177

Total current liabilities	14,202	13,758

Notes and loans payable	350	375
Deferred revenue	7,208	6,660
Deferred rent and other noncurrent liabilities	762	782

Total long term liabilities	8,320	7,817

Total liabilities	22,522	21,575

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; authorized 75,000,000 shares; issued 51,310,671 and 45,882,015 at March 31, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	152,800	148,767
Warrants	11,245	10,025
Accumulated deficit	(176,926)	(170,849)
Accumulated other comprehensive loss	(2,619)	(2,050)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(15,570)	(14,177)

Total liabilities and stockholders’ deficit	$6,952	$7,398

(1)	Derived from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$49	$159

Operating expenses:
General and administrative	2,588	3,294
Research and development	3,472	3,732

Total operating expenses	6,060	7,026

Loss from operations	(6,011)	(6,867)

Other income (expense):
Interest income	14	46
Foreign exchange gain	395	45
Interest expense	(473)	(616)
Change in value of warrants and derivatives	—	(278)

Other expense, net	(64)	(803)

Net loss before income taxes	(6,075)	(7,670)
Income taxes	(2)	(4)

Net loss	(6,077)	(7,674)
Basic and diluted loss per common share	$(0.13)	$(0.24)

Weighted average common shares outstanding	47,421,064	32,395,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

Epicept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2008
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss

Balance at December 31, 2007	45,882,015	$5	$148,767	$10,025	$(170,849)	$(2.050)	(75)	$(14,177)	—
Issuance of common stock and warrants, net of issuance costs	5,420,055	—	3,400	1,220	—	—	—	4,620	—

Issuance of restricted common stock	8,601	—	13	—	—	—	—	13	—

Stock-based compensation expense	—	—	620	—	—	—	—	620	—
Foreign currency translation adjustment	—	—		—	—	(569)	—	(569)	(569)

Net loss	—	—	—	—	(6,077)	—	—	(6,077)	(6,077)

Balance at March 31, 2008	51,310,671	$5	$152,800	$11,245	$(176,926)	$(2,619)	$(75)	$(15,570)	$(6,646)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(6,077)	$(7,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	195
Foreign exchange gain	(395)	(45)
Stock-based compensation expense	633	629
Amortization of deferred financing costs and discount on loans	187	260
Change in value of warrants and derivatives	—	278
Changes in operating assets and liabilities, net of merger assets and liabilities:
Decrease in prepaid expenses and other current assets	171	1
Decrease in other assets	—	5
Increase in accounts payable	985	529
(Decrease) increase in accrued research contract costs	(274)	101
Increase (decrease) in accrued interest — current	40	(12)
(Decrease) increase in other accrued liabilities	(166)	235
Merger restructuring and litigation payments	—	(113)
Increase in deferred revenue	1,000	—
Recognition of deferred revenue	(30)	(135)
(Decrease) increase in other liabilities	(19)	6

Net cash used in operating activities	(3,889)	(5,740)

Cash flows from investing activities:
Interest on restricted cash	—	(1)
Purchases of property and equipment	(21)	(136)
Proceeds from sale of property and equipment	—	10

Net cash used in investing activities	(21)	(127)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	4,987	—
Repayment of loan	(1,238)	(1,015)
Deferred financing costs	—	(648)

Net cash provided by (used in) financing activities	3,749	(1,663)

Effect of exchange rate changes on cash and cash equivalents	27	—

Net decrease in cash and cash equivalents	(134)	(7,530)
Cash and cash equivalents at beginning of year	4,943	14,097

Cash and cash equivalents at end of period	$4,809	$6,567

Supplemental disclosure of cash flow information:
Cash paid for interest	$243	$356
Cash paid for income taxes	2	4
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of warrants from liability to equity	—	794
Unpaid costs associated with issuance of common stock	530	102
Unpaid financing costs	150	263
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of cancer and pain. The Company has a portfolio of five product candidates in various stages of development: an oncology product candidate undergoing a reexamination following a negative opinion for registration in Europe, two oncology compounds, a pain product candidate for the treatment of peripheral neuropathies and another pain product candidate for the treatment of acute back pain. This portfolio of pain management and oncology product candidates allows us to be less reliant on the success of any single product candidate. The Company’s strategy is to focus its development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. The Company has yet to generate product revenues from any of its product candidates in development.
EpiCept’s leading oncology product candidate, Ceplene®, is being reexamined for European registration after receiving a negative opinion in March 2008. Ceplene® is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for patients who are in their first complete remission (CR1). EpiCept has completed its first Phase I clinical trial for EPC2407, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with advanced solid tumors and lymphomas. AzixaTM (MPC-6827), an apoptosis inducer with VDA activity licensed by the Company to Myriad Genetics, Inc. (“Myriad”) as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
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
2. Basis of Presentation
The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, the Company has an accumulated deficit of $176.9 million as of March 31, 2008 and may incur operating losses for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has financed its operations primarily through the proceeds from the sales of common and preferred equity securities, debt, proceeds from collaborative relationships, investment income earned on cash balances and short-term investments.

The Company believes that its existing cash resources will be sufficient to meet its projected operating and debt service requirements into June 2008 but will not be sufficient to meet its obligations thereafter, including but not limited to, its obligation to repay €1.5 million (approximately $2.4 million) of outstanding indebtedness that matures on June 30, 2008 and its obligation to make interest and principal payments under its secured loan from Hercules Technology Growth Capital, which is secured by a pledge of substantially all of the Company’s assets, including its intellectual property. In addition, the Company is required to deliver to Hercules a term sheet or commitment letter for a transaction on terms reasonably acceptable to Hercules which provides gross proceeds of at least $10.0 million and the Company is required to have received at least $5.0 million in proceeds from such transaction by June 15, 2008 and the remainder by July 31, 2008. The Company is seeking to obtain the requisite term sheet or commitment letter by May 19, 2008 and to raise, as soon as possible, additional equity capital, incur additional indebtedness or enter into collaboration and licensing agreements to enable it to continue to fund its operating and debt service requirements and to meet its commitments to Hercules. The Company is in discussions to extend the maturity of its euro-denominated loan. There can be no assurance that such efforts will be successful, or that sufficient funds will be available on satisfactory terms. If the Company is not successful in obtaining additional funds by mid June 2008, it will be required to curtail its operations, it will not be able to meet its operating and debt service requirements, and its lenders will be entitled to accelerate its indebtedness and, in the case of Hercules, seek to exercise their rights and remedies under their loan and security agreement, including their right to declare an event of default, demand repayment and sell the Company’s intellectual property and other assets, which would materially and adversely affect the value of the Company’s common stock. In addition, if the Company is unable to obtain the requisite term sheet or commitment letter by May 19, 2008 or obtain the requisite financing as required by Hercules, Hercules may also seek to exercise such rights and remedies under the loan and security agreement. (See Note 11).
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
The condensed consolidated balance sheets as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007 have been made. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
2005 Equity Incentive Plan. The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective at the time of the merger with Maxim on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 7,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. During the three months ended March 31, 2008, the Company issued approximately 0.9 million options to purchase common stock to certain of its employees. The Company estimated $0.8 million of share-based compensation will be recognized as compensation expense over the vesting periods. During the three months ended March 31, 2008, the Company issued approximately 0.2 million restricted stock units to purchase common stock to certain of its employees. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. The Company estimated $0.3 million of share-based compensation will be recognized as compensation expense over the vesting period. During 2008 and 2007, the Company did not grant stock options that contained either a market or a performance condition.
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

The Company utilizes the following assumptions relating to the stock-based compensation:
Expected Volatility. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent such volatility was not materially lower than its actual volatility. For the first quarter of 2008 and 2007, the Company used its own historical volatility rate of 87.5% and 85.0%, respectively. Management believes that this rate is a reasonable estimate of future volatility.
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
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock and restricted stock units included in the consolidated statement of operations for the three months ended March 31, 2008 and 2007:

	2008	2007
	(in $000s)
General and administrative	$514	$552
Research and development	103	77

Stock-based compensation costs before income taxes	617	629
Benefit for income taxes (1)	—	—

Net compensation expense	$617	$629

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the three months ended March 31, 2008 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2007	3,869,719	$5.87	7.53	$21
Granted	910,800	$1.34
Forfeited	(13,110)	$4.23
Expired	(6,364)	$53.60

Options outstanding at March 31, 2008	4,761,045	$4.95	7.98	$—

Vested or expected to vest at March 31, 2008	4,574,019	$5.06	7.20	$—

Options exercisable at March 31, 2008	2,890,780	$6.65	7.20	$—

There were no stock option exercises during the three months ended March 31, 2008 and 2007. The total intrinsic value of options exercised during 2008 and 2007 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2008 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the three months ended March 31, 2008 and 2007 was $1.34 and $1.48, respectively.

As of March 31, 2008, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $3.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.57 years. Summarized Black- Scholes option pricing model assumptions for stock option grants to employees and directors for three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Expected volatility	87.5%	85%
Risk free interest rate	3.16%	4.66%
Dividend yield	—	—
Expected life	5 Yrs	5 Yrs
Restricted Stock. The Company’s 2005 Plan authorizes the granting of restricted stock. On January 8, 2007, the Company granted 0.1 million shares of restricted stock at a fair market value of $1.46 per share. The restricted stock vests monthly over four years. The Company will recognize approximately $0.2 million of stock-based compensation expense over the vesting terms. For each of the three months ended March 31, 2008 and 2007, the Company recognized approximately $13,000 of stock-based compensation expense related to restricted stock.
Restricted Stock Units. The Company’s 2005 Plan authorizes the granting of restricted stock units. On January 7, 2008, the Company granted 0.2 million shares of restricted stock at a fair market value of $1.34 per share. The restricted stock vests monthly over four years from the date of grant. The Company will recognize approximately $0.3 million of stock-based compensation expense over the vesting terms. For the three months ended March 31, 2008 and 2007, the Company recognized approximately $28,000 and $0, respectively, of stock-based compensation expense related to restricted stock units.
1995 Stock Options. The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provides for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the 1995 Plan. All stock options granted in 2008 and 2007 were from the 2005 Plan. Under the terms of the 1995 Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of March 31, 2008.
2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (the “2005 ESPP”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The 2005 ESPP became effective upon the completion of the merger with Maxim on January 4, 2006 and a total of 500,000 shares of common stock have been reserved for sale. On November 7, 2007, the Company commenced the administration of the 2005 ESPP. The 2005 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2005 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period commenced November 16, 2007, and ends June 30, 2008. Each subsequent offering period will have a six month duration.
The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model. Share options for employees entering the 2005 ESPP on November 16, 2007 were estimated using the Black-Scholes option-pricing model (volatility — 87.5%, risk free rate — 3.57%, dividends — zero, weighted average life — 0.63 years).
No shares have been issued under the 2005 ESPP as of March 31, 2008. The Company recorded an expense of $16,000 for the three months ended March 31, 2008 based on the estimated number of shares to be purchased within the offering period beginning on November 16, 2007.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.3 million are secured by restricted cash in the same amount at March 31, 2008.

Identifiable Intangible Asset
Identifiable intangible asset, net consists of the assembled workforce acquired in the merger with Maxim. The assembled workforce is being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce is $0.5 million and approximately $0.2 million of accumulated amortization has been recorded as of March 31, 2008. Amortization will be approximately $0.1 million per year from 2008 through 2011. Assembled workforce amortization is recorded in research and development expense. During each of the first quarters of 2008 and 2007, the Company recorded $21,000 of amortization expense.
Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. The Company incurred deferred financing costs related to the August 2006 senior secured term loan (See Note 7) and December 2006 Standby Equity Distribution Agreement (See Note 9). As of March 31, 2008 and 2007, deferred financing costs were approximately $0.5 and 0.9 million, respectively. Amortization expense was $0.1 million for the first quarter 2008 and 2007. Accumulated amortization was $0.8 million as of March 31, 2008.
Income Taxes
The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no material effect on its financial condition or results of operations as a result of adopting FIN 48.
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

	March 31,	March 31,
	2008	2007

Common stock options	4,761,045	3,831,105
Restricted stock and restricted stock units	350,961	131,985
Warrants	15,014,325	5,989,669

Total shares excluded from calculation	20,126,331	9,952,759

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2008	2007
	(in $000s)
Prepaid expenses	$295	$319
Prepaid insurance	120	268
Prepaid taxes	10	10
Other receivables	11	10

Total prepaid expenses and other current assets	$436	$607

Property and Equipment:
Property and equipment consist of the following:

	March 31,	December 31,
	2008	2007
	(in $000s)
Furniture, office and laboratory equipment	$1,859	$1,853
Leasehold improvements	773	753

	2,632	2,606
Less accumulated depreciation	(2,047)	(2,007)

	$585	$599

Depreciation expense was approximately $36,000 and $0.2 million for each of the three months ended March 31, 2008 and 2007, respectively.
Other Comprehensive Loss
For the three months ended March 31, 2008 and 2007, the Company’s only element of comprehensive loss other than net loss was foreign currency translation loss of $0.6 million and $0.1 million, respectively.
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
In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company adopted SAB 110 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by a partner in a collaborative arrangements should be presented in the statement of operations and set forth certain disclosures that should be required in the partners’ financial statements. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2007, the FASB issued EITF Issue No. 07-03 (“EITF 07-03”), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-03 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157. The Company adopted FAS 159 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels: (i) Level 1—quoted prices in active markets for identical assets and liabilities; (ii) Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; and (iii) Level 3—unobservable inputs. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. The Company adopted FAS 157 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements. As of March 31, 2008, the Company did not have financial assets or liabilities for which the fair value needed to be determined in accordance with FAS 157.
5. License Agreements
Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. For the three months ended March 31, 2008 and 2007, the Company recorded revenue from Endo of approximately $6,000 and $0.1 million, respectively. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
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

Myriad Genetics, Inc. (Myriad)
In connection with its merger with Maxim on January 4, 2006, EpiCept acquired a license agreement with Myriad Genetics Inc. (“Myriad”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. For the three months ended March 31, 2008 and 2007, the Company recorded revenue from Myriad of approximately $5,000 and $0, respectively.
DURECT Corporation (DURECT)
On December 20, 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. The Company may receive up to an additional $9.0 million in license fees and milestone payments as well as certain royalty payments based on net sales. For each of the three months ended March 31, 2008 and 2007, the Company recorded revenue from DURECT of approximately $19,000.
6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	March 31,	December 31,
	2008	2007
	(in $000s)
Accrued professional fees	$565	$326
Accrued salaries and employee benefits	396	1,039
Other accrued liabilities	456	188

Total other accrued liabilities	$1,417	$1,553

7. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	March 31,	December 31,
	2008	2007
	(in $000s)
Ten-year, non-amortizing loan due June 30, 2008(A)	$2,448	$2,458
July 2006 note payable due monthly through July 1, 2012(B)	445	467
August 2006 senior secured term loan due monthly through August 30, 2009(C)	6,354	7,307

Total notes and loans payable, before debt discount	9,247	10,232
Less: Debt discount	224	304

Total notes and loans payable	9,023	9,928
Less: Notes and loans payable, current portion	8,673	9,553

Notes and loans payable, long-term	$350	$375

(A)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan bears interest at 6% per annum. tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.

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

On December 20, 2007, Epicept GmbH entered into a repayment agreement with tbg, whereby Epicept GmbH paid tbg approximately €0.2 million ($0 .2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.4 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 will be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). Epicept GmbH considered this a substantial modification to the original debt agreement and has recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” As a result of the modification to the original debt agreement, EpiCept GmbH recorded a gain on the extinguishment of debt of $0.5 million in December 2007. Accrued interest attributable to the additional interest payments totaled $0 and $0.5 million at March 31, 2008 and 2007, respectively.

(B)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006.

(C)	In August 2006, the Company entered into a term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan is 11.7% per year. In addition, the Company issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by the Company on December 21, 2006 and an amendment entered into on January 26, 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share. Hercules exercised $0.4 million warrants in August 2007 and has $0.5 million warrants remaining as of March 31, 2008. The basic terms of the loan require monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest which commenced on April 1, 2007. Any outstanding balance of the loan and accrued interest will be repaid on August 30, 2009. In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $10.0 million in proceeds between the term loan and the warrants based on their fair value. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. For the three months ended March, 31 2008 and 2007, the Company recognized approximately $0.1million of non-cash interest expense related to the accretion of the debt discount. Since inception of the term loan, the Company recognized approximately $0.7 million of non-cash interest expense related to the accretion of the debt discount.

The Company’s recurring losses from operations and its stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. The Company’s term loan with Hercules, which matures on August 30, 2009, contains a subjective acceleration clause and accordingly has been classified as a current liability as of March 31, 2008 and 2007 in accordance with FASB Technical Bulletin 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.

8. Common Stock and Warrants
On March 6, 2008, the Company raised $5.0 million in gross proceeds, $4.7 million net of $0.3 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50,000,000 of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 5.4 million shares of the Company’s common stock were sold at a price of $0.9225 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.7 million shares of the Company’s common stock at an exercise price of $0.86 per share. The Company allocated the $5.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $1.2 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).
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

In July 2007, the Company entered into a release and settlement agreement to compensate Hercules for its inability to sell registered shares following an April 2007 planned exercise of a portion of the warrants issued by the Company to Hercules. The Company agreed to pay Hercules a fee of $0.3 million and to compensate Hercules up to $1.1 million on its exercise and sale of a portion of the warrants, provided such exercise and sale occurred prior to November 1, 2007, to the extent the market value of the Company’s common stock on the date of exercise was less than the market value of the Company’s stock at the time Hercules planned to sell the shares issued pursuant to the exercise of the warrants. Such compensation, if any, was payable in cash up to $0.6 million, the amount EpiCept received from the mandatory cash exercise of the warrants, with the remainder payable at the Company’s option in cash or in the Company’s common stock based on the fair value of the stock on the date the compensation is paid. The Company considered the contingent amount a derivative and marked the derivative to market at each reporting date. The 0.4 million warrants relating to the release and settlement agreement were reclassified as a liability from equity for $0.7 million at the date of the derivative agreement. In August 2007, Hercules exercised and sold the warrants relating to the release and settlement agreement, resulting in a total liability to the Company of $1.1 million. The Company paid Hercules $0.6 million in cash during the third quarter of 2007 and paid the remaining liability of $0.5 million at its option in its common stock on November 1, 2007. Hercules has $0.5 million warrants remaining as of March 31, 2008.
The following table summarizes information about warrants outstanding at March 31, 2008:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2009	258,497	$37.46
February 2006 stock issuance	2011	1,020,208	4.00
Senior Secured Term Loan (See Note 7)	2011	456,164	1.46
December 2006 stock issuance	2011	3,854,800	1.47
June 2007 stock issuance (See Note 8)	2012	2,668,727	2.93
Termination of sublicense agreement	2012	250,000	1.96
October 2007 stock issuance (See Note 8)	2013	2,129,235	1.88
December 2007 stock issuance (See Note 8)	2013	1,666,666	1.50
March 2008 stock issuance (See Note 8)	2013	2,710,028	0.86

Total		15,014,325	$2.48

9. Legal Proceedings
There are no legal proceedings pending against the Company as of March 31, 2008.

10. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in $000s)
Revenue
United States	$48	$147
Germany	1	12

	$49	$159

Net loss (income)
United States	$6,176	$7,409
Germany	(99)	265

	$6,077	$7,674

	March 31,	March 31,
	2008	2007
	(in $000s)
Total Assets
United States	$6,817	$10,283
Germany	135	261

	$6,952	$10,544

Long Lived Assets, net
United States	$580	$1,122
Germany	5	8

	$585	$1,130

11. Subsequent Events
The Company agreed with Hercules to maintain, subject to certain exceptions, a minimum cash balance of $500,000 in its bank accounts that are subject to the security interest maintained by Hercules under the loan agreement. The Company amended the Hercules loan agreement to state that by May 19, 2008, it shall deliver to Hercules a term sheet or commitment letter from a third party for a transaction on terms reasonably acceptable to Hercules which provides gross proceeds to the Company of at least $10,000,000. By June 15, 2008, the Company is required to have received at least $5,000,000 in proceeds from such transaction. By July 31, 2008, the Company is required to have received the remainder of the proceeds. Additionally, the Company is required to pay Hercules an amendment fee of $50,000. No assurance can be given that the Company will be able to deliver a term sheet by May 19, 2008 that meets the aforementioned requirements or that it will be able to obtain the requisite financing.
The Company also amended the Hercules warrant so that the number of shares of its common stock issuable upon exercise of the warrant, or the warrant shares, would be equal to the quotient derived by dividing (a) $665,999 by (b) the exercise price. The exercise price was amended to be the lesser of (1) $1.46 and (2) the volume weighted average price for the 10 trading days immediately prior to May 7, 2008, or the current price, provided that if a subsequent eligible financing does not occur by June 30, 2008, the exercise price from and after June 30, 2008 shall be the lesser of (1) the current price and (2) the volume weighted average price for the 10 trading days immediately prior to June 30, 2008. If the Company participates in a subsequent eligible financing by issuing any equity securities after May 7, 2008 and before June 30, 2008 in a transaction or series of transactions in which the Company receives proceeds of at least $5,000,000, then at the option of Hercules, the warrant shares shall be of the type and series issued in the subsequent eligible financing and shall include all rights of a holder of such securities, including any warrants or rights to acquire other securities, and the exercise price shall be the price per share paid by the purchasers of the equity securities in subsequent eligible financing.

On May 7, 2008 The Company was notified by the Nasdaq Listing Qualifications Department that it had not regained compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of its listed securities fell below $35,000,000 for ten consecutive business days (pursuant to Rule 4310(c)(3)(B) of the Nasdaq Marketplace Rules). As a result, the Company’s securities are subject to delisting from The Nasdaq Capital Market.
On April 8, 2008, the Company announced that the Nasdaq Listing Qualifications Department notified it on April 4, 2008 that the Company was not in compliance with the market value requirement. Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(C), The Company was provided a period of 30 calendar days, or until May 5, 2008, to regain compliance.
On May 14, 2008, the Company requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. The Company’s securities will remain listed on The Nasdaq Capital Market pending the Panel’s decision. The Company expects the hearing to be held in approximately 30 to 45 days and the Panel’s decision to be announced within 30 to 45 days after the hearing. In the event the Company’s securities are delisted from The Nasdaq Capital Market, its securities may also be eligible to trade on the over-the-counter market.

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
Overview
We are a specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of cancer and pain. We have a portfolio of five product candidates in active stages of development: an oncology product candidate undergoing a reexamination following a negative opinion for registration in Europe, two oncology compounds, a pain product candidate for the treatment of peripheral neuropathies and another pain product candidate for the treatment of acute back pain. Our portfolio of oncology and pain management product candidates allows us to be less reliant on the success of any single product candidate. Our strategy is to focus development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors.
Our leading oncology product candidate, Ceplene®, is being reexamined for European registration after receiving a negative opinion in March 2008. Ceplene® is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for patients who are in their first complete remission. We have completed our first Phase I clinical trial for EPC2407, a small molecule vascular disruption agent, or VDA and apoptosis inducer for the treatment of patients with advanced solid tumors and lymphomas. AzixaTM (MPC-6827), an apoptosis inducer with VDA activity, is licensed by EpiCept to Myriad Genetics, Inc. as part of an exclusive, worldwide development and commercialization agreement and is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
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

Since inception, we have incurred significant net losses each year. Our net loss for the three months ended March 31, 2008 was $6.1 million, and we had an accumulated deficit of $176.9 million as of March 31, 2008. Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur increasing expenses over the next several years as we:
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
Recent Events
We agreed with Hercules to maintain, subject to certain exceptions, a minimum cash balance of $500,000 in our bank accounts that are subject to the security interest maintained by Hercules under the loan agreement. We amended the Hercules loan agreement to state that by May 19, 2008, we shall deliver to Hercules a term sheet or commitment letter from a third party for a transaction on terms reasonably acceptable to Hercules which provides gross proceeds to us of at least $10,000,000. By June 15, 2008, we are required to have received at least $5,000,000 in proceeds from such transaction. By July 31, 2008, we are required to have received the remainder of the proceeds. Additionally, we are required to pay Hercules an amendment fee of $50,000. No assurance can be given that we will be able to deliver a term sheet by May 19, 2008 that meets the aforementioned requirements or that we will be able to obtain the requisite financing. See Part II. Other Information. Item 1A. Risk Factors.
We also amended the Hercules warrant so that the number of shares of our common stock issuable upon exercise of the warrant, or the warrant shares, would be equal to the quotient derived by dividing (a) $665,999 by (b) the exercise price. The exercise price was amended to be the lesser of (1) $1.46 and (2) the volume weighted average price for the 10 trading days immediately prior to May 7, 2008, or the current price, provided that if a subsequent eligible financing does not occur by June 30, 2008, the exercise price from and after June 30, 2008 shall be the lesser of (1) the current price and (2) the volume weighted average price for the 10 trading days immediately prior to June 30, 2008. If we participate in a subsequent eligible financing by issuing any equity securities after May 7, 2008 and before June 30, 2008 in a transaction or series of transactions in which we receive proceeds of at least $5,000,000, then at the option of Hercules, the warrant shares shall be of the type and series issued in the subsequent eligible financing and shall include all rights of a holder of such securities, including any warrants or rights to acquire other securities, and the exercise price shall be the price per share paid by the purchasers of the equity securities in subsequent eligible financing.
On May 7, 2008 we were notified by the Nasdaq Listing Qualifications Department that we had not regained compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of our listed securities fell below $35,000,000 for ten consecutive business days (pursuant to Rule 4310(c)(3)(B) of the Nasdaq Marketplace Rules). As a result, our securities are subject to delisting from The Nasdaq Capital Market.
On April 8, 2008, we announced that the Nasdaq Listing Qualifications Department notified us on April 4, 2008 that we were not in compliance with the market value requirement. Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(C), we were provided a period of 30 calendar days, or until May 5, 2008, to regain compliance.
On May 14, 2008, we requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. Our securities will remain listed on The Nasdaq Capital Market pending the Panel’s decision. We expect the hearing to be held in approximately 30 to 45 days and the Panel’s decision to be announced within 30 to 45 days after the hearing. In the event our securities are delisted from The Nasdaq Capital Market, our securities may also be eligible to trade on the over-the-counter market.

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
Our application of these standards involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectibility is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, we have determined that our upfront non-refundable license fees cannot be separated from our ongoing collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, do not treat them as a separate element. We recognize revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to our license with Endo, or ratably over either the development period or the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and 2) the expiration of the last EpiCept licensed patent as we do with respect to our license with DURECT and Myriad.
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

Stock-Based Compensation
We record stock-based compensation expense at fair value. During the three months ended March 31, 2008 and 2007, we issued approximately 0.9 million and 0.8 million stock options with varying vesting provisions to certain of our employees. Based on the Black-Scholes valuation method (volatility — 87.5%, risk free rate — 3.16%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2008, we estimated $0.8 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 4.0 years. During the three months ended March 31, 2008 and 2007, we recognized total share-based compensation of approximately $0.6 million, related to the options granted during 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
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
Accounting for stock-based compensation granted by us requires fair value estimates of the equity instrument granted or sold. If our estimates of fair value of stock-based compensation is too high or too low, it will have the effect of overstating or understating expenses. When stock-based grants are granted in exchange for the receipt of goods or services, we estimate the value of the stock-based compensation based upon the value of our common stock.
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
In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We adopted SAB 110 on January 1, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by a partner in a collaborative arrangements should be presented in the statement of operations and set forth certain disclosures that should be required in the partners’ financial statements. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.
In June 2007, the FASB issued EITF Issue No. 07-03 (“EITF 07-03”), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 07-03 on January 1, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. We adopted FAS 159 on January 1, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels: (i) Level 1—quoted prices in active markets for identical assets and liabilities; (ii) Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; and (iii) Level 3—unobservable inputs. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We adopted FAS 157 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements. As of March 31, 2008, we did not have financial assets or liabilities for which the fair value needed to be determined in accordance with FAS 157.

Results of Operations
Three months ended March 31, 2008 and 2007
Revenues. During the three months ended March 31, 2008, we recognized revenue of approximately $49,000 from the upfront licensing fees and milestone payments received from Myriad, Endo, and DURECT and royalties with respect to acquired Maxim technology. During the three months ended March 31, 2007, we recognized revenue of approximately $0.2 million from the upfront licensing fees and milestone payments received from Endo and DURECT and royalties with respect to acquired Maxim technology. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myriad and DURECT. We recognized revenue of $19,000 and $24,000 for the three months ended March 31, 2008 and 2007, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of March 31, 2008 of $0.6 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Myriad, Endo and DURECT.
General and administrative expense. General and administrative expense decreased by $0.7 million from $3.3 million for the three months ended March 31, 2007 to $2.6 million for the three months ended March 31, 2008. The decrease was primarily attributable to lower personnel, accounting, and investor relations costs for the three months ended March 31, 2008 as compared to the same period in 2007.
Research and development expense. Research and development expense decreased by $0.3 million from $3.7 million for the three months ended March 31, 2007 to $3.4 million for the three months ended March 31, 2008. The decrease was primarily attributable to lower license fees for the three months ended March 31, 2008 as compared to the same period in 2007. During the first quarter of 2008, our clinical efforts were focused on the completion of the clinical trials of NP-1 and preparation for the Oral Explanation meeting to the CHMP, the scientific committee of the EMEA, regarding the remaining outstanding issues on the MAA for Ceplene®. During the first quarter of 2007, we completed preparations for the clinical trials of NP-1, two of which commenced in April 2007, and continued our Phase I clinical trial of EPC 2407. We also reviewed the Day 80 report and the Day 120 List of Questions related to the Ceplene MAA, and commenced preparation of our response to the EMEA.
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
None of our drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that we and our collaborators’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.
Other income (expense). Our other income (expense) consisted of the following for the three months ended March 31, 2008 and 2007:

	2008	2007
	(in $000s)

Other income (expense) consist of:
Interest expense	$(473)	$(616)
Change in value of warrants and derivatives	—	(278)
Interest income	14	46
Foreign exchange gain	395	45

Other expense, net	$(64)	$(803)

For the three months ended March 31, 2008, we recorded other expense, net of $0.1 million as compared to other expense, net of $0.8 million for the three months ended March 31, 2007. The $0.7 million decrease in other expense, net was primarily related to a larger foreign exchange gain of $0.4 million, lower interest expense of $0.1 million and a $0.3 million increase in the fair value of certain warrants and derivatives. In August 2006, we entered into a senior secured term loan and issued five year common stock purchase warrants granting the lender the right to purchase 0.5 million shares of our common stock. Until January 26, 2007, the warrants issued to the lender met the requirements of and were being accounted for as a liability in accordance with Emerging Issue Task Force 00-19 “Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in a Company’s Own Stock”, or EITF 00-19. The value of the warrants were being marked to market each reporting period as a derivative gain or loss. In January 2007, the warrants were amended to provide for their exercise into 0.9 million shares at a fixed exercise price of $1.46. The warrants were revalued as required by EITF 00-19 and then classified as equity. For 2007, we recognized the change in the value of warrants and derivatives of approximately $0.3 million as other expense in the consolidated statement of operations.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $176.9 million as of March 31, 2008, and we anticipate that we will incur operating losses, potentially greater than losses in prior years, for a number of years in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.
The following table describes our liquidity and financial position on March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
	(in $000s)
Working capital deficit	$8,957	$8,208
Cash and cash equivalents	4,809	4,943
Notes and loans payable, current portion	8,673	9,553
Notes and loans payable, long term portion	350	375

Working Capital Deficit
At March 31, 2008, we had a working capital deficit of $9.0 million consisting of current assets of $5.2 million and current liabilities of $14.2 million. This represents an increased deficit of approximately $0.8 million from the working capital deficit of $8.2 million at December 31, 2007, consisting of current assets of $5.6 million and current liabilities of $13.8 million. We funded our working capital deficit and the cash portion of our 2008 operating loss with the cash proceeds from the December 2007 and March 2008 financings. Our note payable with Hercules which matures on August 30, 2009, contains a subjective acceleration clause and, accordingly, has been classified as a current liability as of March 31, 2008 and December 31, 2007 in accordance with FASB Technical Bulletin (“FTB”) 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements” (“FTB 79-3”). In January 2007, we repaid the outstanding balance and accrued interest of approximately $1.0 million to IKB Private Equity GmbH, or IKB.
Cash, Cash Equivalents and Marketable Securities
At March 31, 2008, our cash and cash equivalents totaled $4.8 million. At December 31, 2007, cash and cash equivalents totaled $4.9 million. In March 2008, we sold approximately 5.4 million shares of common stock and warrants to purchase 2.7 million shares of common stock for gross proceeds of $5.0 million, $4.7 million net of $0.3 million in transactions costs. In December 2007, October 2007 and June 2007, we sold collectively approximately 12.7 million shares of common stock and warrants to purchase 6.5 million shares of our common stock for gross proceeds of $23.0 million. The proceeds were offset by transaction related payments of $2.3 million of financing costs. Proceeds were utilized to fund some of the cash portion of the operating loss for 2008. In January 2007, we repaid the outstanding balance and accrued interest of approximately $1.0 million to IKB.
Current and Future Liquidity Position
During 2007, we raised gross proceeds of $23.0 million, $20.7 net of $2.3 million in transaction costs, and in March 2008, we raised gross proceeds of $5.0 million, $4.7 million net of $0.3 million in transaction costs, from the sale of common stock and warrants. Our cash at March 31, 2008 of $4.8 million and interest earned on cash balances and investments are expected to be sufficient to meet our projected operating requirements into June 2008, but not beyond.
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
We believe that our existing cash resources will be sufficient to meet our projected operating and debt service requirements into June 2008 but will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to repay €1.5 million (approximately $2.2 million) of outstanding indebtedness that matures on June 30, 2008 and our obligations to make interest and principal payments under our secured loan from Hercules Technology Growth Capital, which is secured by a pledge of substantially all of our assets, including our intellectual property. We are seeking to raise, as soon as possible, additional equity capital, incur additional indebtedness or enter into collaboration and licensing agreements to enable us to continue to fund our operating and debt service requirements. The Company is in discussions to extend the maturity of its euro-denominated loan. There can be no assurance that such efforts will be successful, or that sufficient funds will be available on satisfactory terms. If we are not successful in obtaining additional funds by mid June 2008, we will be required to curtail our operations, we will not be able to meet our operating and debt service requirements, and our lenders will be entitled to accelerate our indebtedness and, in the case of Hercules, seek to exercise their rights and remedies under their loan and security agreement, including their right to declare an event of default, demand repayment and sell our intellectual property and other assets, which would materially and adversely affect the value of our common stock.

Our ability to raise additional capital will depend on financial, economic and market conditions and other factors, many of which are beyond our control. We cannot be certain that such additional funding will be available upon acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our then-existing stockholders may experience further dilution. Our sales of equity have generally included the issuance of warrants, and if these warrants are exercised in the future, stockholders may experience significant additional dilution. In addition, we only have approximately 5.7 million shares of authorized common stock and 5.0 million shares of authorized preferred stock with which to raise additional capital through an offering of common stock or warrants. We are seeking stockholder approval of an amendment to our certificate of incorporation to increase the amount of authorized capital stock at our annual meeting of stockholders to be held in the second quarter. We cannot assure you that any such stockholder approval will be obtained. If we are unable to obtain such stockholder approval, we may not be able to raise additional capital through the sale of common stock or warrants to purchase common stock which would severely limit our ability to fund our operations. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. Given our available cash resources, existing indebtedness and results of operations, obtaining debt financing may not be possible. To the extent that we raise additional capital through collaboration and licensing arrangements, it may be necessary for us to relinquish valuable rights to our product candidates that we might otherwise seek to develop or commercialize independently
In December 2006, we entered into a Standby Equity Distribution Agreement, or SEDA, with YA Global Investments, L.P. Pursuant to this agreement, YA Global Investments, L.P. has committed to purchase up to $15.0 million of shares of our common stock from us over the next three years at a discount to be calculated at the time of issuance. Under the terms of the agreement, we will determine, at our sole discretion, the exact timing and amount of any SEDA financings, subject to certain conditions. We have not drawn on the SEDA to date.
Operating Activities
Net cash used in operating activities for the first three months of 2008 was $3.9 million as compared to $5.7 million in the first three months of 2007. Cash was primarily used to fund our net loss for the applicable period for research and development and general and administrative expenses. The 2008 net loss was partially offset by non-cash charges of $0.6 million of FAS 123R stock-based compensation and $0.1 million of depreciation and amortization expense. Deferred revenue increased by $1.0 million as a result of receiving a $1.0 million milestone payment from our partner, Myriad, following dosing of the first patient in a Phase II registration sized clinical trial for AzixaTM. This was partially offset by $30,000 to account for the portion of the Myriad, Endo and DURECT deferred revenue recognized as revenue. The 2007 net loss was partially offset by non-cash changes of $0.6 million of FAS 123R stock-based compensation and $0.2 million of depreciation and amortization expense. Deferred revenue decreased by $0.1 million to account for the portion of the Endo and DURECT deferred revenue recognized as revenue.
Investing Activities
Net cash used in investing activities for the first three months of 2008 consisted of the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months of 2008 was $3.8 million. In March 2008, we raised $5.0 million gross proceeds less $0.3 million in transaction related costs in connection with the issuance of common stock and warrants. The increase in cash provided by financing was partially offset by loan repayments of $1.2 million. Net cash used by financing activities for the three months of 2007 was $1.7 million. During the first quarter of 2007, we repaid the outstanding loan balance and accrued interest of approximately $1.0 million to IKB and deferred financing costs of $0.6 million.

Contractual Obligations
As of March 31, 2008, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of March 31, 2008):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$6,648	$2,450	$149	$—	$9,247
Interest expense	645	139	12	—	796
Operating leases	1,518	2,741	1,799	463	6,521
Severance	95	—	—	—	95
Other obligations	2,507	1,700	200	300	4,707

Total	$11,413	$7,030	$2,160	$763	$21,366

Our current commitments of debt consist of the following:
€1.5 Million Due 2007. In August 1997, our subsidiary, EpiCept GmbH entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, or “tbg.” This loan is referred to in this report as the “tbg I” loan. Proceeds must be directed toward research, development, production and distribution of pharmaceutical products. The tbg I loan bears interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the debt agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. We considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. We assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below. At the demand of tbg, additional amounts could have been due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the loan for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to tbg from the annual surplus of EpiCept GmbH. We were accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan.
On December 20, 2007, Epicept GmbH entered into a repayment agreement with tbg, whereby Epicept GmbH paid tbg approximately €0.2 million ($0.2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.2 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 is required to be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). Epicept GmbH considered this a modification to the original debt agreement and has recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” Accrued interest attributable to the additional interest payments totaled $0 and $0.6 million at December 31, 2007 and 2006, respectively.
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
Senior Secured Term Loan. In August 2006, we entered into a senior secured term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., or Hercules. The interest rate on the loan is 11.7% per year. In addition, we issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of our common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by us on December 21, 2006 and an amendment entered into on January 26, 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of our common stock at an exercise price of $1.46 per share. In May 2008, we further amended the Hercules warrant so that the number of shares of our common stock issuable upon exercise of the warrant, or the warrant shares, would be equal to the quotient derived by dividing (a) $665,999 by (b) the exercise price. The exercise price was amended to be the lesser of (1) $1.46 and (2) the volume weighted average price for the 10 trading days immediately prior to May 7, 2008, or the current price, provided that if a subsequent eligible financing does not occur by June 30, 2008, the exercise price from and after June 30, 2008 shall be the lesser of (1) the current price and (2) the volume weighted average price for the 10 trading days immediately prior to June 30, 2008. If we participate in a subsequent eligible financing by issuing any equity securities after May 7, 2008 and before June 30, 2008 in a transaction or series of transactions in which we receive proceeds of at least $5,000,000, then at the option of Hercules, the warrant shares shall be of the type and series issued in the subsequent eligible financing and shall include all rights of a holder of such securities, including any warrants or rights to acquire other securities, and the exercise price shall be the price per share paid by the purchasers of the equity securities in subsequent eligible financing.

The basic terms of the loan require monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest commencing on April 1, 2007. Any outstanding balance of the loan and accrued interest is required to be repaid on August 30, 2009. In connection with the terms of the loan agreement, we granted Hercules a security interest in substantially all of our personal property including our intellectual property. In May 2008, we agreed with Hercules to maintain, subject to certain exceptions, a minimum cash balance of $500,000 in our bank accounts that are subject to the security interest maintained by Hercules under the loan agreement.
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
In May 2008, we agreed with Hercules to maintain, subject to certain exceptions, a minimum cash balance of $500,000 in our bank accounts that are subject to the security interest maintained by Hercules under the loan agreement. We amended the Hercules loan agreement to state that by May 19, 2008, we shall deliver to Hercules a term sheet or commitment letter from a third party for a transaction on terms reasonably acceptable to Hercules which provide gross proceeds to us of at least $10,000,000. By June 15, 2008, we are required to have received at least $5,000,000 in proceeds from such transaction. By July 31, 2008, we are required to have received the remainder of the proceeds. Additionally, we are required to pay Hercules an amendment fee of $50,000. No assurance can be given that we will be able to deliver a term sheet by May 19, 2008 that meets the aforementioned requirements or that we will be able to obtain the requisite financing. See Part II. Other Information. Item 1A. Risk Factors.
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
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of March 31, 2008, we may be required to make future milestone payments, totaling approximately $4.7 million, (see note above) under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
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

Our exposure to interest rate risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short term debt securities and bank deposits. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash and cash equivalents and marketable securities in a variety of interest-bearing instruments, primarily bank deposits and money market funds, which may also include U.S. government and agency securities, high-grade U.S. corporate bonds and commercial paper. Due to the nature of our short-term and restricted investments, we believe that we are not exposed to any material interest rate risk. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, We do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. All of our debt arrangements have a fixed interest rate, so we are not exposed to interest rate risk on our debt instruments. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or related parties.
Item 4. Controls and Procedures.
Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on From 10-Q in alerting them on a timely basis to material information relating to us required to be included in our periodic filings under the Exchange Act. There have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

Part II. Other Information
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed reports.
We have limited liquidity, and as a result, may not be able to meet our operating and debt service requirements.
We believe that our existing cash resources will be sufficient to meet our projected operating and debt service requirements into June 2008 but will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to repay €1.5 million (approximately $2.4 million) of outstanding indebtedness that matures in June 2008 and our obligations to make interest and principal payments under our secured loan from Hercules Technology Growth Capital, which is secured by a pledge of substantially all of our assets, including our intellectual property. In addition, we are required to deliver to Hercules a term sheet or commitment letter for a transaction on terms reasonably acceptable to Hercules which provides gross proceeds of at least $10.0 million and we are required to have received at least $5.0 million in proceeds from such transaction by June 15, 2008 and the remainder by July 31, 2008. We are seeking to obtain the requisite term sheet or commitment letter by May 19, 2008 and to raise, as soon as possible, additional equity capital, incur additional indebtedness or enter into collaboration and licensing agreements to enable us to continue to fund our operating and debt service requirements and to meet our commitments to Hercules. There can be no assurance that such efforts will be successful, or that sufficient funds will be available on satisfactory terms. If we are not successful in obtaining additional funds by June 2008, we will be required to curtail our operations, we will not be able to meet our operating and debt service requirements, and our lenders will be entitled to accelerate our indebtedness and, in the case of Hercules, seek to exercise their rights and remedies under their loan and security agreement, including their right to declare an event of default, demand repayment and sell our intellectual property and other assets, which would materially and adversely affect the value of our common stock. In addition, if we are unable to obtain the requisite term sheet or commitment letter by May 19, 2008 or obtain the requisite financing as required by Hercules, Hercules may also seek to exercise such rights and remedies under the loan and security agreement. (See Note 8 and Note 11 in the Notes to our Unaudited Condensed Consolidated Financial Statements)
We may not be able to obtain regulatory approval for Ceplene®, our lead product candidate, which could delay or prevent us from being able to generate revenue from sales of Ceplene®, and require additional expenditures.
None of our products has received regulatory approval. Ceplene® is our lead product candidate and our only product candidate currently under regulatory consideration. In March 2008, we received a negative determination from CHMP regarding our marketing authorization application for Ceplene® for the remission maintenance and prevention of relapse of patients with AML in first remission.
In accordance with the rules governing the European Centralized procedure, we have requested a re-examination of this opinion through the appeal procedure. No formal decision will be taken by the European Commission, as the European licensing authority, until the appeal procedure has been completed. EpiCept intends to submit a document setting out the “Detailed Grounds for Re-Examination” within 60 days of receipt of the negative opinion and expects its appeal proceeding to take place in July 2008.
We may not be successful in our efforts to advocate for a positive outcome in the appeal. A negative outcome would delay or prevent us from generating revenue from product sales of Ceplene® for the foreseeable future and may require us to conduct additional costly and time-consuming clinical trials.
Our common stock may be delisted from The Nasdaq Capital Market, which may make it more difficult for you to sell your shares.
We received a letter from the Nasdaq Listing Qualifications Department stating that we have not regained compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of our listed securities fell below $35,000,000 for 10 consecutive trading days and we were unable to regain compliance. As a result, Nasdaq determined that our common stock will be delisted from The Nasdaq Capital Market on May 16, 2008. The Company appealed that determination which will stay the delisting of our common stock until the appeal is heard. In addition, we also received a letter from Nasdaq stating that we were not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock closed below the minimum of $1.00 per share requirement for 30 consecutive business days. Nasdaq has requested that we address this requirement in our appeal.

There is no guarantee that we will be successful in our appeal. If we are unsuccessful, our stock would be delisted and the liquidity of our common stock would be impaired.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submissions of Matters to Vote of Security Holders.
None.
Item 5. Other Information
On May 7, 2008 we were notified by the Nasdaq Listing Qualifications Department that we had not regained compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of our listed securities fell below $35,000,000 for ten consecutive business days (pursuant to Rule 4310(c)(3)(B) of the Nasdaq Marketplace Rules). As a result, our securities are subject to delisting from The Nasdaq Capital Market.
On April 8, 2008, we announced that the Nasdaq Listing Qualifications Department notified us on April 4, 2008 that we were not in compliance with the market value requirement. Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(C), we were provided a period of 30 calendar days, or until May 5, 2008, to regain compliance.
On May 14, 2008, we requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. Our securities will remain listed on The Nasdaq Capital Market pending the Panel’s decision. We expect the hearing to be held in approximately 30 to 45 days and the Panel’s decision to be announced within 30 to 45 days after the hearing. In the event our securities are delisted from The Nasdaq Capital Market, our securities may also be eligible to trade on the over-the-counter market.

Item 6. Exhibits

Number	Exhibit

10.1	Securities Purchase Agreement, dated March 6, 2008 (incorporated by reference to Exhibit 10 .1 to EpiCept Corporation’s Current Report on Form 8-K dated March 6, 2008).

10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K dated March 6, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
May 15, 2008	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit

10.1	Securities Purchase Agreement, dated March 6, 2008 (incorporated by reference to Exhibit 10 .1 to EpiCept Corporation’s Current Report on Form 8-K dated March 6, 2008).

10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K dated March 6, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.