Form 10-Q
period 2008-06-30
EPICEPT CORP
filed 2008-08-11
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2008 the Registrant had outstanding 61,765,803 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,326	$4,943
Prepaid expenses and other current assets	575	607

Total current assets	1,901	5,550
Restricted cash	71	335
Property and equipment, net	581	599
Deferred financing costs	227	559
Identifiable intangible asset, net	287	328
Other assets	26	27

Total assets	$3,093	$7,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,297	$1,220
Accrued research contract costs	1,717	1,177
Accrued interest	59	78
Other accrued liabilities	1,479	1,553
Notes and loans payable, current portion	7,394	9,553
Deferred revenue, current portion	230	177

Total current liabilities	14,176	13,758

Notes and loans payable	325	375
Deferred revenue	7,535	6,660
Deferred rent and other noncurrent liabilities	562	782

Total long term liabilities	8,422	7,817

Total liabilities	22,598	21,575

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; authorized 175,000,000 shares; issued 59,319,272 and 45,882,015 at June 30, 2008 and December 31, 2007, respectively	6	5
Additional paid-in capital	154,547	148,767
Warrants	13,316	10,025
Accumulated deficit	(184,691)	(170,849)
Accumulated other comprehensive loss	(2,608)	(2,050)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(19,505)	(14,177)

Total liabilities and stockholders’ deficit	$3,093	$7,398

(1)	Derived from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$42	$100	$91	$259

Operating expenses:
General and administrative	2,248	3,354	4,837	6,648
Research and development	3,314	3,280	6,786	7,012

Total operating expenses	5,562	6,634	11,623	13,660

Loss from operations	(5,520)	(6,534)	(11,532)	(13,401)

Other income (expense):
Interest income	5	18	20	64
Miscellaneous income	—	—	—	—
Foreign exchange gain	(11)	63	384	108
Interest expense	(377)	(591)	(850)	(1,207)
Loss on extinguishment of debt	(1,975)	—	(1,975)	—
Change in value of warrants and derivatives	113	—	113	(278)

Other income (expense), net	(2,245)	(510)	(2,308)	(1,313)

Net loss before income taxes	(7,765)	(7,044)	(13,840)	(14,714)
Income taxes	—	—	(2)	(4)

Net loss	(7,765)	(7,044)	(13,842)	(14,718)
Basic and diluted loss per common share	$(0.15)	$(0.22)	$(0.28)	$(0.45)

Weighted average common shares outstanding	52,012,245	32,404,185	49,703,971	32,399,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Epicept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
For the Six Months Ended June 30, 2008
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss

Balance at December 31, 2007	45,882,015	$5	$148,767	$10,025	$(170,849)	$(2,050)	(75)	$(14,177)	—
Issuance of common stock and warrants, net of issuance costs	13,420,055	1	4,442	2,003	—	—	—	6,446	—

Issuance of restricted common stock	17,202	—	25	—	—	—	—	25	—

Issuance of warrants	—	—	—	1,288	—	—	—	1,288	—

Stock-based compensation expense	—	—	1,313	—	—	—	—	1,313	—

Foreign currency translation adjustment	—	—		—	—	(558)	—	(558)	(558)

Net loss	—	—	—	—	(13,842)	—	—	(13,842)	(13,842)

Balance at June 30, 2008	59,319,272	$6	$154,547	$13,316	$(184,691)	$(2,608)	$(75)	$(19,505)	$(14,400)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,842)	$(14,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	391
Gain on disposal of assets	(109)	—
Foreign exchange gain	(384)	(108)
Stock-based compensation expense	1,338	1,228
Amortization of deferred financing costs and discount on loans	313	508
Change in value of warrants and derivatives	(113)	278
Loss on extinguishment of debt	1,725	—
Changes in operating assets and liabilities, net of merger assets and liabilities:
Decrease in prepaid expenses and other current assets	76	103
Decrease in other assets	1	1
Increase in accounts payable	2,025	1,647
Increase in accrued research contract costs	541	401
(Decrease) increase in accrued interest — current	(19)	26
(Decrease) increase in other accrued liabilities	(318)	171
Merger restructuring and litigation payments	—	(225)
Increase in deferred revenue	1,000	—
Recognition of deferred revenue	(72)	(234)
Decrease in other liabilities	(69)	(15)

Net cash used in operating activities	(7,790)	(10,546)

Cash flows from investing activities:
Change in restricted cash	264	—
Purchases of property and equipment	(31)	(149)
Proceeds from sale of property and equipment	64	12

Net cash provided by (used in) investing activities	297	(137)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	3
Proceeds from issuance of common stock and warrants, net of issuance costs	6,565	1,050
Repayment of loan	(2,747)	(1,902)
Deferred financing costs	—	(679)

Net cash provided by (used in) financing activities	3,818	(1,528)

Effect of exchange rate changes on cash and cash equivalents	58	(1)

Net decrease in cash and cash equivalents	(3,617)	(12,212)
Cash and cash equivalents at beginning of year	4,943	14,097

Cash and cash equivalents at end of period	$1,326	$1,885

Supplemental disclosure of cash flow information:
Cash paid for interest	$526	$661
Cash paid for income taxes	2	4
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of warrants from liability to equity	—	794
Unpaid costs associated with issuance of common stock	334	137
Unpaid financing costs	150	250
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. The Company has yet to generate product revenues from any of its product candidates in development.
The Company’s lead product is Ceplene®, which when used concomitantly with interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On July 24, the Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion regarding the marketing authorization for Ceplene® in the European Union. This positive opinion was issued following a request by EpiCept to have the initial negative opinion issued in March 2008 re-examined by the CHMP. The formal marketing authorization from the European Commission is usually obtained within 67 days from the date of the CHMP’s opinion.
In addition to Ceplene®, the Company has a portfolio of four product candidates in various stages of development: two oncology compounds, a pain product candidate for the treatment of peripheral neuropathies and another pain product candidate for the treatment of acute back pain. This portfolio of oncology and pain management product candidates lessens the Company’s reliance on the success of any single product candidate. The Company’s strategy is to focus its development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors.
EpiCept’s pain product candidate, EpiCept NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. The Company recently concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN, and has ongoing clinical trials for peripheral herpetic neuropathy, or PHN, and chemotherapy induced peripheral neuropathy, or CPN. LidoPAIN BP, licensed to Endo Pharmaceuticals, is currently in Phase II development for the treatment of acute back pain. The Company’s portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. The Company’s pain product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration (“FDA”) approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain.
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
The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with the Company’s ability to obtain regulatory approval for its product candidates, its ability to adequately fund its operations, dependence on collaborative arrangements, the development by the Company or its competitors of new technological innovations, the dependence on key personnel, the protection of proprietary technology, the compliance with the U.S. FDA and other governmental regulations. The Company’s operations to date have been funded principally through the proceeds from the sale of common and preferred securities, debt instruments, cash proceeds from collaborative relationships, investment income earned on cash balances and short-term investments.
2. Basis of Presentation
The Company has prepared its financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, the Company has an accumulated deficit of $184.7 million as of June 30, 2008 and may incur operating losses for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has financed its operations primarily through the proceeds from the sales of common and preferred equity securities, debt, proceeds from collaborative relationships, investment income earned on cash balances and short-term investments.

The Company believes that its existing cash resources will be sufficient to meet its projected operating and debt service requirements into August 2008 but will not be sufficient to meet its obligations thereafter, including but not limited to, its obligation to repay €1.5 million (approximately $2.4 million) of outstanding indebtedness that matures on December 31, 2008 and its obligation to make principal, interest and other payments under its secured loan from Hercules Technology Growth Capital, which is secured by a pledge of substantially all of the Company’s assets, including its intellectual property. In addition, the Company has deferred, and will have to continue to defer, payments to certain of its vendors which will cause its accounts payable balance to increase. The Company is seeking to raise additional capital as soon as possible. However, the Company’s efforts may not be successful and sufficient funds may not be available on satisfactory terms. If the Company does not raise additional funds before the end of August 2008 it will be unable to meet its operating and debt service obligations, including the payment of the interest and principal on its senior secured loan. If the Company defaults on the payment of the interest and principal on its indebtedness, the Company’s senior secured lender may seek to accelerate the senior secured loan and exercise its rights and remedies under the loan and security agreement, including the sale of the Company’s property and other assets. (See Note 7).
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
The condensed consolidated balance sheets as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of June 30, 2008 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007 have been made. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
Stock Based Compensation
2005 Equity Incentive Plan. The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective at the time of the merger with Maxim on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 7.0 million shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1.5 million shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. During the six months ended June 30, 2008, the Company issued approximately 1.9 million options to purchase common stock to certain of its employees and members of its board of directors. The Company estimated $1.0 million of share-based compensation will be recognized as compensation expense over the vesting periods. During 2008 and 2007, the Company did not grant stock options that contained either a market or a performance condition.

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
The Company utilizes the following assumptions relating to the stock-based compensation:
Expected Volatility. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent such volatility was not materially lower than its actual volatility. For the first half of 2008 and 2007, the Company used a weighted average volatility rate of 92.0% and 88.0%, respectively. Management believes that this rate is a reasonable estimate of future volatility.
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
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock and restricted stock units included in the consolidated statement of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in $000s)		(in $000s)
General and administrative	$633	$524	$1,147	$1,076
Research and development	102	75	205	152

Stock-based compensation costs before income taxes	735	599	1,352	1,228
Benefit for income taxes (1)	—	—	—	—

Net compensation expense	$735	$599	$1,352	$1,228

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the six months ended June 30, 2008 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2007	3,869,719	$5.87	7.53	$21
Granted	1,932,496	$0.78
Forfeited	(45,496)	$3.90
Expired	(6,364)	$53.60

Options outstanding at June 30, 2008	5,750,355	$4.12	8.01	$—

Vested or expected to vest at June 30, 2008	5,570,520	$4.20	7.57	$—

Options exercisable at June 30, 2008	3,952,000	$5.12	7.57	$—

There were no stock option exercises during the six months ended June 30, 2008 and the Company received $3,000 from the exercise of 1,424 stock options during the six months ended June 30, 2007. The total intrinsic value of options exercised during 2008 and 2007 was $0 and $1,600, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2008 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the six months ended June 30, 2008 and 2007 was $1.19 and $1.66, respectively.
As of June 30, 2008, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $2.6 million, which will be amortized over the weighted-average remaining requisite service period of 2.44 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Expected volatility	87.5-97.0%	85-95%
Risk free interest rate	3.16-3.34%	4.66-4.79%
Dividend yield	—	—
Expected life	5 Yrs	5 Yrs
Restricted Stock. The Company’s 2005 Plan authorizes the granting of restricted stock. On January 8, 2007, the Company granted 0.1 million shares of restricted stock at a fair market value of $1.46 per share. The restricted stock vests monthly over four years. The Company will recognize approximately $0.2 million of stock-based compensation expense over the vesting terms. For each of the six months ended June 30, 2008 and 2007, the Company recognized approximately $25,000 of stock-based compensation expense related to restricted stock. Summarized information for restricted stock grants for the six months ended June 30, 2008 is as follows:

		Weighted Average
		Grant Date Value Per
	Restricted Stock	Share
Nonvested at December 31, 2007	103,212	$1.46
Granted	—	1.46
Vested	(17,202)	1.46
Forfeited	—	1.46

Nonvested at June 30, 2008	86,010	$1.46

Restricted Stock Units. The Company’s 2005 Plan authorizes the granting of restricted stock units. On January 7, 2008, the Company granted 0.2 million shares of restricted stock units at a fair market value of $1.34 per share. The restricted stock units vest monthly over four years from the date of grant. The Company will recognize approximately $0.3 million of stock-based compensation expense over the vesting terms. On June 4, 2008, the Company granted 48,000 shares of restricted stock units at a fair market value of $0.45 per share. The restricted stock units vest monthly over two years from the date of grant. The Company will recognize approximately $19,000 of stock-based compensation expense over the vesting terms. For the six months ended June 30, 2008 and 2007, the Company recognized approximately $35,000 and $7,000, respectively, of stock-based compensation expense related to restricted stock units. Summarized information for restricted stock unit grants for the six months ended June 30, 2008 is as follows:

		Weighted Average
		Grant Date Value
	Restricted Stock	Per Share
Nonvested at December 31, 2007	33,750	$2.78
Granted	275,272	1.19
Vested	—	—
Forfeited	(5,000)	—

Nonvested at June 30,2008	304,022	$2.78

1995 Stock Options. The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provides for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the 1995 Plan. All stock options granted in 2008 and 2007 were from the 2005 Plan. Under the terms of the 1995 Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of June 30, 2008.

2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (the “2005 ESPP”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The 2005 ESPP became effective upon the completion of the merger with Maxim on January 4, 2006 and a total of 500,000 shares of common stock have been reserved for sale. On November 7, 2007, the Company commenced the administration of the 2005 ESPP. The 2005 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2005 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period commenced November 16, 2007, and ended June 30, 2008. Each subsequent offering period will have a six month duration.
The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model. Share options for employees entering the 2005 ESPP on November 16, 2007 were estimated using the Black-Scholes option-pricing model (volatility – 87.5%, risk free rate – 3.57%, dividends – zero, weighted average life – 0.63 years).
As of June 30, 2008, no shares were issued under the 2005 ESPP. For the six months ended June 30, 2008, the Company reversed $14,000 of expense that was previously recorded based on the estimated number of shares to be purchased within the offering period beginning on November 16, 2007.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at June 30, 2008. The Company defaulted on its lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million.
Identifiable Intangible Asset
Identifiable intangible asset, net consists of the assembled workforce acquired in the merger with Maxim. The assembled workforce is being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce is $0.5 million and approximately $0.2 million of accumulated amortization has been recorded as of June 30, 2008. Amortization will be approximately $0.1 million per year from 2008 through 2011. Assembled workforce amortization is recorded in research and development expense. During the six months ended June 30, 2008 and 2007, the Company recorded $41,000 of amortization expense.
Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. The Company incurred deferred financing costs related to the August 2006 senior secured term loan (See Note 7) and December 2006 Standby Equity Distribution Agreement (See Note 9). As of June 30, 2008 and 2007, deferred financing costs were approximately $0.2 and 0.8 million, respectively. Amortization expense was $0.2 million and $0.3 million for six months ended June 30, 2008 and 2007, respectively. Accumulated amortization was $0.8 million as of June 30, 2008.
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

	June 30,	June 30,
	2008	2007

Common stock options	5,750,355	3,890,778
Restricted stock and restricted stock units	390,032	151,356
Warrants	29,604,883	5,989,669

Total shares excluded from calculation	35,745,270	10,031,803

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2008	2007
	(in $000s)

Prepaid expenses	$260	$319
Prepaid insurance	252	268
Prepaid taxes	—	10
Other receivables	63	10

Total prepaid expenses and other current assets	$575	$607

Property and Equipment:
Property and equipment consist of the following:

	June 30,	December 31,
	2008	2007
	(in $000s)

Furniture, office and laboratory equipment	$1,624	$1,853
Leasehold improvements	764	753

	2,389	2,606
Less accumulated depreciation	(1,808)	(2,007)

	$581	$599

Depreciation expense was approximately $0.1 million and $0.4 million for each of the six months ended June 30, 2008 and 2007, respectively.
Other Comprehensive Loss
For the six months ended June 30, 2008 and 2007, the Company’s only element of comprehensive loss other than net loss was foreign currency translation loss of $0.6 million and $0.2 million, respectively.

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

5. License Agreements
Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. For the six months ended June 30, 2008 and 2007, the Company recorded revenue from Endo of approximately $12,000 and $0.2 million, respectively. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
The Company is responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. It may subcontract with third parties for the manufacture and supply of LidoPAIN BP. Endo remains responsible for continuing and completing the development of Lidoderm® for the treatment of chronic lower back pain, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials.
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
Myriad Genetics, Inc. (Myriad)
In connection with its merger with Maxim on January 4, 2006, EpiCept acquired a license agreement with Myriad Genetics Inc. (“Myriad”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. For the six months ended June 30, 2008 and 2007, the Company recorded revenue from Myriad of approximately $20,000 and $0, respectively.
DURECT Corporation (DURECT)
On December 20, 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. The Company may receive up to an additional $9.0 million in license fees and milestone payments as well as certain royalty payments based on net sales. For the six months ended June 30, 2008 and 2007, the Company recorded revenue from DURECT of approximately $38,000.

6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	June 30,	December 31,
	2008	2007
	(in $000s)

Accrued professional fees	$389	$326
Accrued salaries and employee benefits	505	1,039
Other accrued liabilities	585	188

Total other accrued liabilities	$1,479	$1,553

7. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	June 30,	December 31,
	2008	2007
	(in $000s)

Ten-year, non-amortizing loan due December 31, 2008(A)	$2,422	$2,458
July 2006 note payable due monthly through July 1, 2012(B)	423	467
August 2006 senior secured term loan due monthly through April 1, 2009(C)	4,874	7,307

Total notes and loans payable, before debt discount	7,718	10,232
Less: Debt discount	—	304

Total notes and loans payable	7,718	9,928
Less: Notes and loans payable, current portion	7,394	9,553

Notes and loans payable, long-term	$324	$375

(A)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan initially bore interest at 6% per annum. tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.
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
On December 20, 2007, Epicept GmbH entered into a repayment agreement with tbg, whereby Epicept GmbH paid tbg approximately €0.2 million ($0 .2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.4 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 was to be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). Epicept GmbH considered this a substantial modification to the original debt agreement and has recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” As a result of the modification to the original debt agreement, EpiCept GmbH recorded a gain on the extinguishment of debt of $0.5 million in December 2007. Accrued interest attributable to the additional interest payments totaled $0 and $0.6 million at June 30, 2008 and 2007, respectively.
On May 14, 2008, Epicept GmbH entered into a prolongation of the repayment agreement with tbg, whereby the loan balance of €1.5 million ($2.4 million) will be repaid to tbg no later than December 31, 2008. Interest will continue to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 will continue to apply without any changes.

(B)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006.
(C)	In August 2006, the Company entered into a term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan was initially 11.7% per year. In addition, the Company issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by the Company on December 21, 2006 and an amendment entered into on January 26, 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share. Hercules exercised 0.4 million warrants in August 2007 and had 0.5 million warrants remaining as of this date. The basic terms of the loan required monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest which commenced on April 1, 2007. Any outstanding balance of the loan and accrued interest was to be repaid on August 30, 2009. In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $10.0 million in proceeds between the term loan and the warrants based on their fair value. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a debt discount. The debt discount was being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. For the six months ended June 30, 2008 and 2007, the Company recognized approximately $0.1 million of non-cash interest expense related to the accretion of the debt discount. Since inception of the term loan, the Company recognized approximately $0.7 million of non-cash interest expense related to the accretion of the debt discount.
On May 5, 2008, the Company entered into the first amendment to the loan agreement. Under this agreement the Company paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in the Company’s bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of the Company’s common stock at an exercise price of $0.30 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Therefore, the warrants were reclassified as a liability from equity for approximately$0.4 million at the date of the amendment to the loan agreement. The value of the warrants shares was being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with EITF 00-19 and were reclassified as equity from a liability for $0.3 million. The Company recognized a change in the fair value of warrants and derivatives of approximately $0.1 million, as a gain on the consolidated statement of operations.

On June 23, 2008, the Company entered into the second amendment to the loan agreement. Under this amendment, the Company paid Hercules a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, the Company is required to make contingent payments of $0.5 million if Ceplene® is approved and $0.3 million if the Phase II trial for NP-1 yields statistically significant results of the primary endpoints. Hercules may, at its option, convert up to $1.9 million of the outstanding principal balance into up to 3.7 million shares of its common stock at a price of $0.515 per share. Finally, the Company issued Hercules warrants to purchase an aggregate of 3.8 million shares of the Company’s common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of the Company’s common stock at an exercise price of $0.41 per share. The Company considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” As a result of the modification to the original debt agreement, the Company recorded a loss on the extinguishment of debt of $2.0 million in June 2008.

8. Common Stock and Warrants
On June 23, 2008, the Company raised $2.0 million in gross proceeds, $1.8 million net of $0.2 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 8.0 million shares of the Company’s common stock were sold at a price of $0.25 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 8.0 million shares of the Company’s common stock at an exercise price of $0.39 per share. The Company allocated the $2.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $0.8 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).
On March 6, 2008, the Company raised $5.0 million in gross proceeds, $4.7 million net of $0.3 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 5.4 million shares of the Company’s common stock were sold at a price of $0.9225 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.7 million shares of the Company’s common stock at an exercise price of $0.86 per share. The Company allocated the $5.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $1.2 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
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
On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of the Company’s common stock at an exercise price of $0.30 per share.
On June 23, 2008, the Company entered into the second amendment to the loan agreement. Under this amendment, the Company issued Hercules warrants to purchase an aggregate of 3.8 million shares of the Company’s common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of the Company’s common stock at an exercise price of $0.41 per share. Hercules has 7.0 million warrants outstanding as of June 30, 2008.
The following table summarizes information about warrants outstanding at June 30, 2008:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2009	258,497	$37.46
February 2006 stock issuance	2011	1,020,208	4.00
Senior Secured Term Loan (See Note 7)	2011	2,224,960	0.30
December 2006 stock issuance	2011	3,854,800	1.47
June 2007 stock issuance (See Note 8)	2012	2,668,727	2.93
Termination of sublicense agreement	2012	250,000	1.96
October 2007 stock issuance (See Note 8)	2013	2,129,235	1.88
December 2007 stock issuance (See Note 8)	2013	1,666,666	1.50
March 2008 stock issuance (See Note 8)	2013	2,710,028	0.86
Senior Secured Term Loan (See Note 7)	2013	4,821,762	0.39
June 2008 stock issuance (See Note 8)	2013	8,000,000	0.39

Total		29,604,883	$1.43

All warrants outstanding are exercisable at June 30, 2008 with the exception of 8.0 million warrants issued in connection with the June 2008 stock issuance, which become exercisable in December 2008.

9. Legal Proceedings
There are no legal proceedings pending against the Company as of June 30, 2008.
10. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three months ended June 30, 2008 and 2007 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in $000s)		(in $000s)
Revenue
United States	$41	$92	$90	$239
Germany	1	8	1	20

	$42	$100	$91	$259

Net loss
United States	$7,549	$6,852	$13,725	$14,261
Germany	216	192	117	457

	$7,765	$7,044	$13,842	$14,718

	June 30,	June 30,
	2008	2007
	(in $000s)

Total Assets
United States	$3,025	$5,365
Germany	68	60

	$3,093	$5,425

Long Lived Assets, net
United States	$576	$948
Germany	5	6

	$581	$954

11. Subsequent Events
On July 15, 2008, the Company raised $0.5 million in gross proceeds, approximately $0.5 million net of $50,000 in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 2.0 million shares of the Company’s common stock were sold at a price of $0.25 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.0 million shares of the Company’s common stock at an exercise price of $0.39 per share.
In July 2008, the Company entered into a license agreement with GNI Ltd. (“GNI”) under which it granted GNI the right to develop a new therapeutic drug, EP1013, in Asia, Australia, and New Zealand, for late-stage viral infection-induced hepatitis. The Company will retain the rights in the rest of the world. GNI’s wholly owned subsidiary, Shanghai Genomics, will start preparation for pre-IND and clinical development in China immediately. In return for granting a license to GNI to develop EP1013, the Company earned an upfront license fee of $0.1 million and will be eligible to earn milestone payments and royalties on commercial sales.
On July 24, 2008, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMEA) issued a positive opinion regarding the marketing authorization for Ceplene®, for the remission maintenance and prevention of relapse in patients with Acute Myeloid Leukemia (AML) in first remission. Ceplene® is to be administered concomitantly with interleukin-2 (IL-2). This positive opinion was issued following a request made by the Company to have the initial negative opinion issued in March 2008 re-examined by the CHMP. Ceplene® has been designated as an orphan medicinal product, and as such is entitled to 10 years of marketing exclusivity in the EU.

The Company attended an oral explanation hearing at the CHMP’s plenary meeting on July 22, 2008. Following this oral explanation, the CHMP recommended that Ceplene® be granted a full marketing authorization under the provision of Exceptional Circumstances. As part of granting of the marketing authorization under Exceptional Circumstances, The Company has agreed to perform two post-approval clinical studies. One of the studies seeks to further elucidate the clinical pharmacology of Ceplene® by assessing certain biomarkers in AML patients in first remission. The other study will assess the effect of Ceplene/IL-2 on the development of minimal residual disease in the same patient population. The Company is entitled to seek further guidance on the design of such studies from the EMEA through the protocol assistance procedure.
The CHMP’s recommendation will now be forwarded to the European Commission for issuing a marketing authorization in the form of a Commission Decision, which normally occurs within 67 days. The marketing authorization with unified clinical usage for Ceplene® granted under the Centralized Procedure will be valid for the entire European Union as well as in Iceland, Liechtenstein and Norway.
On August 1, 2008, the Company raised $3.0 million in gross proceeds, approximately $2.8 million net of $0.2 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 5.5 million shares of the Company’s common stock were sold at a price of $0.5425 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.8 million shares of the Company’s common stock at an exercise price of $0.48 per share.

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
Overview
We are a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. We have yet to generate product revenues from any of our product candidates in development.
Our lead product is Ceplene®, which when used concomitantly with interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On July 24, the Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion regarding the marketing authorization for Ceplene®in the European Union. This positive opinion was issued following our request to have the initial negative opinion issued in March 2008 re-examined by the CHMP. The formal marketing authorization from the European Commission is usually obtained within 67 days from the date of the CHMP’s opinion.
In addition to Ceplene®, we have a portfolio of four product candidates in various stages of development: two oncology compounds, a pain product candidate for the treatment of peripheral neuropathies and another pain product candidate for the treatment of acute back pain. This portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product candidate. Our strategy is to focus its development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors.
We have completed our first Phase I clinical trial for EPC2407, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with advanced solid tumors and lymphomas. AzixaTM (MPC-6827), an apoptosis inducer with VDA activity licensed by us to Myriad Genetics, Inc. (“Myriad”) as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
Our pain product candidate, EpiCept NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. We recently concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN, and we expect to receive results in the third or fourth quarter of 2008. We also have ongoing clinical trials for peripheral herpetic neuropathy, or PHN, and chemotherapy induced peripheral neuropathy, or CPN. LidoPAIN BP, licensed to Endo Pharmaceuticals, is currently in Phase II development for the treatment of acute back pain. Our portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. Our pain product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration (“FDA”) approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain.
We are subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with our ability to obtain regulatory approval for our product candidates, our ability to adequately fund our operations, dependence on collaborative arrangements, the development by us or our competitors of new technological innovations, the dependence on key personnel, the protection of proprietary technology, the compliance with the FDA and other governmental regulations. Our operations to date have been funded principally through the proceeds from the sale of common and preferred securities, debt instruments, cash proceeds from collaborative relationships, investment income earned on cash balances and short-term investments.

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
Since inception, we have incurred significant net losses each year. Our net loss for the six months ended June 30, 2008 was $13.8 million, and we had an accumulated deficit of $184.7 million as of June 30, 2008. Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur increasing expenses over the next several years as we:
•	prepare to launch the sale of Ceplene®
•	continue to conduct clinical trials for our product candidates;
•	seek regulatory approvals for our product candidates;
•	develop, formulate, and commercialize our product candidates;
•	implement additional internal systems and develop new infrastructure;
•	acquire or in-license additional products or technologies or expand the use of our technologies;
•	maintain, defend and expand the scope of our intellectual property; and
•	hire additional personnel.
Recent Events
On July 15, 2008, we raised $0.5 million in gross proceeds, approximately $0.5 million net of $50,000 in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of our common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase our securities. Approximately 2.0 million shares of our common stock were sold at a price of $0.25 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.0 million shares of our common stock at an exercise price of $0.39 per share.
On July 17, 2008, we entered into a license agreement with GNI Ltd. (“GNI”) under which we granted GNI the right to develop a new therapeutic drug, EP1013, in Asia, Australia, and New Zealand, for late-stage viral infection-induced hepatitis. We will retain the rights in the rest of the world. GNI’s wholly owned subsidiary, Shanghai Genomics, will start preparation for pre-IND and clinical development in China immediately. In return for granting a license to GNI to develop EP1013, we earned an upfront license fee of $0.1 million and will be eligible to earn milestone payments and royalties on commercial sales.
On July 24, 2008, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMEA) issued a positive opinion regarding the marketing authorization for Ceplene®, for the remission maintenance and prevention of relapse in patients with Acute Myeloid Leukemia (AML) in first remission. Ceplene® is to be administered in conjunction with low-dose interleukin-2 (IL-2). This positive opinion was issued following a request made by us to have the initial negative opinion issued in March 2008 re-examined by the CHMP. Ceplene® has been designated as an orphan medicinal product, and as such is entitled to 10 years of marketing exclusivity in the EU.
We attended an oral explanation hearing at the CHMP’s plenary meeting on July 22, 2008. Following this oral explanation, the CHMP recommended that Ceplene® be granted a full marketing authorization under the provision of Exceptional Circumstances. As part of granting of the marketing authorization under Exceptional Circumstances, we have agreed to perform two post-approval clinical studies. One of the studies seeks to further elucidate the clinical pharmacology of Ceplene® by assessing certain biomarkers in AML patients in first remission. The other study will assess the effect of Ceplene/IL-2 on the development of minimal residual disease in the same patient population. We are entitled to seek further guidance on the design of such studies from the EMEA through the protocol assistance procedure.

The CHMP’s recommendation will now be forwarded to the European Commission for issuing a marketing authorization in the form of a Commission Decision, which normally occurs within 67 days. The marketing authorization with unified clinical usage for Ceplene® granted under the Centralized Procedure will be valid for the entire European Union as well as in Iceland, Liechtenstein and Norway.
On August 1, 2008, we raised $3.0 million in gross proceeds, approximately $2.8 million net of $0.2 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of our common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase our securities. Approximately 5.5 million shares of our common stock were sold at a price of $0.5425 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.8 million shares of our common stock at an exercise price of $0.48 per share.
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
Stock-Based Compensation
We record stock-based compensation expense at fair value. During the six months ended June 30, 2008 and 2007, we issued approximately 1.9 million and 1.0 million stock options with varying vesting provisions to certain of our employees. Based on the Black-Scholes valuation method (volatility – 87.5-95.0%, risk free rate – 3.16-3.34%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), for the grants issued in 2008, we estimated $1.0 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 3.5 years. During the three months ended June 30, 2008 and 2007, we recognized total share-based compensation of approximately $0.6 million, related to the options granted during 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. During the six months ended June 30, 2008 and 2007, we recognized total share-based compensation of approximately $1.3 and $1.2 million, respectively, related to the options granted during 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
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

Results of Operations
Three months ended June 30, 2008 and 2007
Revenues. During the three months ended June 30, 2008, we recognized revenue of approximately $42,000 from the upfront licensing fees and milestone payments received from Myriad, Endo, and DURECT and royalties with respect to acquired Maxim technology. During the three months ended June 30, 2007, we recognized revenue of approximately $0.1 million from the upfront licensing fees and milestone payments received from Endo and DURECT and royalties with respect to acquired Maxim technology. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myriad and DURECT. We recognized revenue of $0 and $1,000 for the three months ended June 30, 2008 and 2007, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of June 30, 2008 of $0.2 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Myriad, Endo and DURECT.
General and administrative expense. General and administrative expense decreased by $1.1 million from $3.3 million for the three months ended June 30, 2007 to $2.2 million for the three months ended June 30, 2008. The decrease was primarily attributable to lower personnel, accounting, public reporting and investor relations costs of $0.3 million for the three months ended June 30, 2008 as compared to the same period in 2007. In addition, for the three months ended June 30, 2007, we incurred a $0.4 million charge for liquidated damages as a result of a registration statement not being declared effective by the required date and a $0.3 million charge relating to a release and settlement agreement with our senior secured lender.
Research and development expense. Research and development expense was $3.3 million for each of the three months ended June 30, 2008 and 2007. During the second quarter of 2008, our clinical efforts were focused on the completion of the clinical trials of NP-1 and preparation for the reexamination of the negative determination issued by the CHMP, the scientific committee of the EMEA, regarding our marketing application for Ceplene®. During the second quarter of 2007, we commenced two clinical trials of NP-1 and continued our Phase I clinical trial of EPC 2407. We also reviewed the Day 80 report and the Day 120 List of Questions related to the Ceplene MAA, and commenced preparation of our response to the EMEA.
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

None of our drug candidates have received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that we and our collaborators’ clinical data establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborative arrangements with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.
Other income (expense). Our other income (expense) consisted of the following for the three months ended June 30, 2008 and 2007:

	2008	2007
	(in $000s)
Other income (expense) consist of:
Interest expense	$(377)	$(591)
Change in value of warrants and derivatives	113	—
Interest income	5	18
Loss on extinguishment of debt	(1,975)	—
Foreign exchange gain	(11)	63

Other expense, net	$(2,245)	$(510)

For the three months ended June 30, 2008, we recorded other expense, net of $2.2 million as compared to other expense, net of $0.5 million for the three months ended June 30, 2007. The $1.7 million increase in other expense, net was primarily related to a loss on extinguishment of debt of $2.0 million, which was partially offset by lower interest expense of $0.2 million and a $0.1 million increase in the fair value of certain warrants and derivatives. On June 23, 2008, we entered into a second amendment to our senior secured term loan agreement. Under this amendment, we paid the lender a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, we are required to make contingent payments of $0.5 million if Ceplene® is approved and $0.3 million if the NP-1 trial yields statistically significant results of the primary endpoints. We also permitted Hercules to convert up to $1.9 million of the outstanding principal balance into shares of our common stock at a price above the market price of our common stock on the date of the amendment. Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares our common stock at an exercise price of $0.41 per share. We considered this a substantial modification to the original debt agreement and we have recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008.
Six months ended June 30, 2008 and 2007
Revenues. During the six months ended June 30, 2008, we recognized revenue of approximately $0.1 million from the upfront licensing fees and milestone payments received from Myriad, Endo, and DURECT and royalties with respect to acquired Maxim technology. During the six months ended June 30, 2007, we recognized revenue of approximately $0.3 million from the upfront licensing fees and milestone payments received from Endo and DURECT and royalties with respect to acquired Maxim technology. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myriad and DURECT. We recognized revenue of $19,000 and $25,000 for the six months ended June 30, 2008 and 2007, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of June 30, 2008 of $0.2 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Myriad, Endo and DURECT.
General and administrative expense. General and administrative expense decreased by $1.8 million, from $6.6 million for the six months ended June 30, 2007 to $4.8 million for the six months ended June 30, 2008. The decrease was primarily attributable to lower personnel, accounting, public accounting and investor relations cost of $0.8 million for the six months ended June 30, 2008 as compared to the same period in 2007. In addition, for the six months ended June 30, 2007, we incurred a $0.4 million charge for liquidated damages as a result of a registration statement not being declared effective by the required date and a $0.3 million charge relating to a release and settlement agreement with our senior secured lender.

Research and development expense. Research and development expense decreased by $0.2 million from $7.0 million for the six months ended June 30, 2007 to $6.8 million for the six months ended June 30, 2008. The decrease was primarily attributable to lower depreciation expense for the six months ended June 30, 2008 as compared to the same period in 2007. During the six months ended 2008, our clinical efforts were focused on the completion of the clinical trials of NP-1, preparation for the Oral Explanation meeting with the CHMP, the scientific committee of the EMEA, regarding the remaining outstanding issues on the MAA for Ceplene® and preparation for the reexamination of the negative determination issued by the CHMP regarding our marketing application for Ceplene®. During the six months ended June 30, 2007, we commenced two clinical trials of NP-1 and continued our Phase I clinical trial of EPC 2407. We also reviewed the Day 80 report and the Day 120 List of Questions related to the Ceplene MAA, and commenced preparation of our response to the EMEA.
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
None of our drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that we and our collaborators’ clinical data establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborative arrangements with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

Other income (expense). Our other income (expense) consisted of the following for the six months ended June 30, 2008 and 2007:

	2008	2007
	(in $000s)
Other income (expense) consist of:
Interest expense	$(850)	$(1,207)
Change in value of warrants and derivatives	113	(278)
Interest income	20	64
Loss on extinguishment of debt	(1,975)	—
Foreign exchange gain	384	108

Other expense, net	$(2,308)	$(1,313)

For the six months ended June 30, 2008, we recorded other expense, net of $2.3 million as compared to other expense, net of $1.3 million for the six months ended June 30, 2007. The $1.0 million increase in other expense, net was primarily related to a loss on extinguishment of debt of $2.0 million, partially offset by a larger foreign exchange gain of $0.3 million, lower interest expense of $0.4 million and a $0.4 million increase in the fair value of certain warrants and derivatives. On June 23, 2008, we entered into a second amendment to our senior secured term loan agreement. Under this amendment, we paid the lender, Hercules, a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, we are required to make contingent payments of $0.5 million if Ceplene® is approved and $0.3 million if the NP-1 trial yields statistically significant results of the primary endpoints. We also permitted Hercules to convert up to $1.9 million of the outstanding principal balance into shares of our common stock at a price above the market price of our common stock on the date of the amendment. Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares our common stock at an exercise price of $0.41 per share. We considered this a substantial modification to the original debt agreement and we have recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $184.7 million as of June 30, 2008, and we anticipate that we will incur operating losses, potentially greater than losses in prior years, for a number of years in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.
The following table describes our liquidity and financial position on June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
	(in $000s)

Working capital deficit	$12,275	$8,208
Cash and cash equivalents	1,326	4,943
Notes and loans payable, current portion	7,394	9,553
Notes and loans payable, long term portion	325	375

Working Capital Deficit
At June 30, 2008, we had a working capital deficit of $12.3 million consisting of current assets of $1.9 million and current liabilities of $14.2 million. This represents an increased deficit of approximately $2.9 million from the working capital deficit of $8.2 million at December 31, 2007, consisting of current assets of $5.6 million and current liabilities of $13.8 million. We funded our working capital deficit and the cash portion of our 2008 operating loss with the cash proceeds from the December 2007, March 2008 and June 2008 financings. Our note payable with Hercules, which matures on April 1, 2009, contains a subjective acceleration clause and, accordingly, has been classified as a current liability as of June 30, 2008 and December 31, 2007 in accordance with FASB Technical Bulletin (“FTB”) 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements” (“FTB 79-3”). In January 2007, we repaid the outstanding balance and accrued interest of approximately $1.0 million to IKB Private Equity GmbH, or IKB.
Cash, Cash Equivalents and Marketable Securities
At June 30, 2008, our cash and cash equivalents totaled $1.3 million. At December 31, 2007, cash and cash equivalents totaled $4.9 million. In June 2008, we sold approximately 8.0 million shares of common stock and warrants to purchase 8.0 million shares of common stock for gross proceeds of $2.0 million, $1.8 million net of $0.2 million in transactions costs. In March 2008, we sold approximately 5.4 million shares of common stock and warrants to purchase 2.7 million shares of common stock for gross proceeds of $5.0 million, $4.7 million net of $0.3 million in transactions costs. In December 2007, October 2007 and June 2007, we sold collectively approximately 12.7 million shares of common stock and warrants to purchase 6.5 million shares of our common stock for gross proceeds of $23.0 million. The proceeds were offset by transaction related payments of $2.3 million of financing costs. Proceeds were utilized to fund some of the cash portion of the operating loss for 2008. In January 2007, we repaid the outstanding balance and accrued interest of approximately $1.0 million to IKB.
Current and Future Liquidity Position
During 2007, we raised gross proceeds of $23.0 million, $20.7 net of $2.3 million in transaction costs, and in June and March 2008, we raised gross proceeds of $7.0 million, $6.5 million net of $0.5 million in transaction costs, from the sale of common stock and warrants. Our cash at June 30, 2008 of $1.3 million plus the proceeds from the sale of our common stock and common stock warrants in July 2008 and August 2008 and interest earned on cash balances and investments are expected to be sufficient to meet our projected operating requirements into August 2008, but not beyond.
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
We believe that our existing cash resources will be sufficient to meet our projected operating and debt service requirements into August 2008 but will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to repay €1.5 million (approximately $2.2 million) of outstanding indebtedness that matures on December 31, 2008 and our obligations to make interest and principal payments under our secured loan from Hercules Technology Growth Capital, which is secured by a pledge of substantially all of our assets, including our intellectual property. We are seeking to raise, as soon as possible, additional equity capital, incur additional indebtedness or enter into collaboration and licensing agreements to enable us to continue to fund our operating and debt service requirements . There can be no assurance that such efforts will be successful, or that sufficient funds will be available on satisfactory terms. If we are not successful in obtaining additional funds by the end of August 2008, we will be required to curtail our operations, we will not be able to meet our operating and debt service requirements, and our lenders will be entitled to accelerate our indebtedness and, in the case of Hercules, seek to exercise their rights and remedies under their loan and security agreement, including their right to declare an event of default, demand repayment and sell our intellectual property and other assets, which would materially and adversely affect the value of our common stock.

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
Operating Activities
Net cash used in operating activities for the first six months of 2008 was $7.8 million as compared to $10.5 million in the first six months of 2007. Cash was primarily used to fund our net loss for the applicable period for research and development and general and administrative expenses. The 2008 net loss was partially offset by non-cash charges of $1.7 million related to the extinguishment of debt, $1.3 million of FAS 123R stock-based compensation and $0.1 million of depreciation and amortization expense. Deferred revenue increased by $1.0 million as a result of receiving a $1.0 million milestone payment from our partner, Myriad, following dosing of the first patient in a Phase II registration sized clinical trial for AzixaTM. This was partially offset by $0.1 million to account for the portion of the Myriad, Endo and DURECT deferred revenue recognized as revenue. The 2007 net loss was partially offset by non-cash changes of $1.2 million of FAS 123R stock-based compensation and $0.4 million of depreciation and amortization expense. Deferred revenue decreased by $0.2 million to account for the portion of the Endo and DURECT deferred revenue recognized as revenue.
Investing Activities
Net cash provided by investing activities for the six months of 2008 consisted of the release of restricted cash amounting to $0.3 million and proceeds from the sale of property and equipment amounting to $0.1 million
Financing Activities
Net cash provided by financing activities for the six months of 2008 was $3.8 million. In June 2008, we raised $2.0 million gross proceeds less $0.2 million in transaction related costs in connection with the issuance of common stock and warrants. In March 2008, we raised $5.0 million gross proceeds less $0.3 million in transaction related costs in connection with the issuance of common stock and warrants. The increase in cash provided by financing was partially offset by loan repayments of $2.7 million. Net cash used by financing activities for the six months of 2007 was $1.5 million. During the first six months of 2007, we repaid the outstanding loan balance and accrued interest of approximately $1.0 million to IKB and deferred financing costs of $0.7 million.

Contractual Obligations
As of June 30, 2008, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of June 30, 2008):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$7,394	$203	$121	$—	$7,718
Interest expense	445	53	8	—	506
Operating leases	1,521	2,627	1,734	264	6,146
Other obligations	2,444	1,700	200	300	4,644

Total	$11,804	$4,583	$2,063	$564	$19,014

Our current commitments of debt consist of the following:
€1.5 Million Due 2007. In August 1997, our subsidiary, EpiCept GmbH entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, or “tbg.” This loan is referred to in this report as the “tbg I” loan. Proceeds must be directed toward research, development, production and distribution of pharmaceutical products. The tbg I loan initially bore interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the debt agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. We considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. We assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below. At the demand of tbg, additional amounts could have been due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the loan for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to tbg from the annual surplus of EpiCept GmbH. We were accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan.
On December 20, 2007, Epicept GmbH entered into a repayment agreement with tbg, whereby Epicept GmbH paid tbg approximately €0.2 million ($0.2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.2 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 was required to be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). Epicept GmbH considered this a modification to the original debt agreement and has recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” Accrued interest attributable to the additional interest payments totaled $0 and $0.6 million at June 30, 2008 and 2007, respectively.
On May 14, 2008, Epicept GmbH entered into a prolongation of the repayment agreement with tbg, whereby the loan balance of €1.5 million ($2.4 million) will be repaid to tbg no later than December 31, 2008. Interest will continue to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 will continue to apply without change.
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
Senior Secured Term Loan. In August 2006, we entered into a senior secured term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., or Hercules. The interest rate on the loan was initially 11.7% per year. In addition, we issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of our common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by us on December 21, 2006 and an amendment entered into on January 26, 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of our common stock at an exercise price of $1.46 per share. Hercules exercised $0.4 million warrants in August 2007 and had $0.5 million warrants remaining as of this date. The basic terms of the loan required monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest which commenced on April 1, 2007. Any outstanding balance of the loan and accrued interest was to be repaid on August 30, 2009. In connection with the terms of the loan agreement, we granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

We allocated the $10.0 million in proceeds between the term loan and the warrants based on their fair value. We calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a debt discount. The debt discount was being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. For the six months ended June 30, 2008 and 2007, we recognized approximately $0.1 million of non-cash interest expense related to the accretion of the debt discount. Since inception of the term loan, we recognized approximately $0.7 million of non-cash interest expense related to the accretion of the debt discount.
On May 5, 2008, we entered into the first amendment to the loan agreement. Under this agreement we paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in our bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of our common stock at an exercise price of $0.30 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Therefore, the warrants were reclassified as a liability from equity for approximately$0.4 million at the date of the amendment to the loan agreement. The value of the warrants shares was being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with EITF 00-19 and were reclassified as equity from a liability for $0.3 million. We recognized a change in the fair value of warrants and derivatives of approximately $0.1 million, as a gain on the consolidated statement of operations.
On June 23, 2008, we entered into the second amendment to the loan agreement. Under this amendment, we paid Hercules a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, we are required to make contingent payments of $0.5 million if Ceplene® is approved and $0.3 million if the Phase II trial for NP-1 yields statistically significant results of the primary endpoints. Hercules may, at its option, convert up to $1.9 million of the outstanding principal balance into up to 3.7 million shares of our common stock at a price of $0.515 per share. Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of our common stock at an exercise price of $0.41 per share. We considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility leases in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2009. Long-term commitments under operating leases for facilities leased by Maxim and retained by EpiCept relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. We defaulted on our lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million.. In July 2006, we terminated our lease of certain property in San Diego, CA. In connection with the lease termination, we issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of June 30, 2008, we may be required to make future milestone payments, totaling approximately $4.6 million, (see note above) under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”

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
Risks Related to our Financial Condition and Business
We have limited liquidity and, as a result, may not be able to meet our operating and debt service requirements including our obligations under our senior secured loan.
We believe that our existing cash resources together with the net proceeds from this offering will be sufficient to meet our projected operating and debt service requirements through August 2008 but will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to make interest and principal payments under (1) our senior secured loan from Hercules, which has a balance of $4.1 million at August 8, 2008, and is secured by a pledge of substantially all of our assets, including our intellectual property and (2) our €1.5 million (approximately $2.4 million) of outstanding indebtedness that matures in December 2008. In addition, we have deferred, and will continue to defer, payments to certain of our vendors which will cause our accounts payable balance to increase. We are seeking to raise additional capital as soon as possible. However, our efforts may not be successful. If we do not raise additional funds before the end of August 2008, we will be unable to meet our operating and debt service obligations, including the payment of interest and principal on our senior secured loan. If we default on the payment of the interest and principal on our indebtedness or if our senior secured lender otherwise asserts that there has been a material adverse change in our business that constitutes an event of default, they may seek to accelerate our senior secured loan and exercise their rights and remedies under their loan and security agreement, including the sale of our property and other assets. In addition, we may be forced to file a bankruptcy case or have an involuntary bankruptcy case filed against us or otherwise liquidate our assets. Any of these events would materially and adversely effect our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital and could result in the termination of our collaborative and licensing arrangements. See “Risk Factors — We need to raise additional capital as soon as possible and we may not be able to do so.”
We need to raise additional capital as soon as possible and we may not be able to do so.
We are seeking to raise, as soon as possible, additional equity capital, incur additional indebtedness or enter into collaboration and licensing agreements to enable us to continue to fund our operating and debt service requirements and to meet our commitments under our existing indebtedness. Equity capital, if available, may be dilutive or may have rights and preferences that adversely impact the value of our common stock and warrants. Debt financing, if available, may contain restrictive covenants that could limit our flexibility in conducting future business activities. Given our available cash resources, existing indebtedness and results of operations, obtaining debt financing may not be possible. To the extent we raise additional capital through collaborative and licensing arrangements, it may be necessary for us to relinquish valuable rights to our product candidates that we might otherwise seek to develop or commercialize independently. If we do not receive final regulator marketing approval by the European Commission for Ceplene® or the results of our NP-1 Phase II clinical trial are not positive or do not support further clinical development of NP-1, our ability to raise additional capital would be materially and adversely affected.
Our common stock may be delisted by The Nasdaq Capital Market and the OMX Nordic Exchange due to our failure to maintain various listing standards and our financial condition. The delisting of our common stock would adversely affect the market price and liquidity of our common stock and warrants and our ability to raise capital through the sale of equity securities. In addition, if our common stock is delisted, we will not be able to offer and sell securities utilizing our existing shelf registration statement on Form S-3, which would make it more difficult for us to raise capital through public offerings of equity and debt securities. After this offering, due to restrictions under U.S. securities laws, we will have limited ability to utilize our existing shelf registration statement to raise additional capital for a period of one year unless the market value of our common stock and warrants increases substantially, which would delay or prevent us from raising capital in public offerings. There can be no assurance that our efforts to raise additional funds will be successful, or that sufficient funds will be available on satisfactory terms. If we are not successful in obtaining additional funds prior to the end of August 2008, we will be required to curtail our operations, we will not be able to meet our operating and debt service requirements, and our lenders would likely seek to accelerate our indebtedness and, in the case of Hercules, seek to exercise their rights and remedies under their loan and security agreement, including their right to assert an event of default, demand repayment, accelerate our debt and sell our intellectual property and other assets. In such an event, we may be forced to file a bankruptcy case or have an involuntary bankruptcy case filed against us. Any of these circumstances would materially and adversely affect our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital and could result in the termination of our collaborative and licensing arrangements.

If we do not receive final regulatory marketing approval by the European Commission for Ceplene®, our business will be harmed.
Even though the CHMP issued a positive opinion regarding the marketing authorization for Ceplene®, for the remission maintenance and prevention of relapse in patients with AML in first remission, the EMEA has not yet granted marketing authorization for Ceplene®. There is no assurance that we will receive marketing approval in Europe by the EMEA. The formal marketing authorization from the European Commission is usually obtained within 67 days from the date of the CHMP’s opinion.
Additionally, the CHMP recommended that Ceplene® be granted a full marketing authorization under the provision of Exceptional Circumstances. As part of granting of the marketing authorization under Exceptional Circumstances, we have agreed to perform two post-approval clinical studies. One of the studies seeks to further elucidate the clinical pharmacology of Ceplene® by assessing certain biomarkers in AML patients in first remission. The other study will assess the effect of Ceplene/IL-2 on the development of minimal residual disease in the same patient population. We can not provide any assurance that these additional studies will be successful. If these studies prove to be unsuccessful, or if we do not make a sufficient effort to complete the studies in a timely manner, our marketing authorization may be suspended or revoked, which will harm our business, financial condition and results of operations.
We may not be able to successfully market and sell Ceplene® or find a collaborative partner to help market and sell Ceplene®.
Even though the CHMP issued a positive opinion regarding the marketing authorization for Ceplene®, for the remission maintenance and prevention of relapse in patients with AML in first remission, we may not be able to effectively market and sell Ceplene®. Our strategy for commercializing Ceplene® currently anticipates that we will enter into collaborative arrangements with one or more pharmaceutical companies that have product development resources and expertise, established distribution systems and direct sales forces to successfully market Ceplene® in the European Union. If so, we will be reliant on one or more of these strategic partners to generate revenue on our behalf.
We expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as we attempt to market and sell Ceplene®. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity. We anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be dependent on the successful commercialization of Ceplene®. There is no assurance that we will be able to obtain or maintain governmental regulatory approvals to market Ceplene® in Europe. If we are unable to generate significant revenue from Ceplene®, or attain profitability, we may not be able to sustain our operations.
We will not be successful in marketing and selling Ceplene® in Europe, or may be delayed in doing so, in which case we would not receive revenue or royalties on the timeframe and to the extent that we currently anticipate.
Ceplene® may fail to achieve market acceptance, which could harm our business.
Even though the CHMP issued a positive opinion regarding the marketing authorization for Ceplene®, for the remission maintenance and prevention of relapse in patients with AML in first remission, physicians may choose not to prescribe this product, and third-party payers may choose not to pay for them. Accordingly, we may be unable to generate significant revenue or become profitable.
Acceptance of Ceplene® will depend on a number of factors including:
•	acceptance of Ceplene® by physicians and patients as a safe and effective treatment;
•	availability of reimbursement for our products from government or healthcare payors;
•	cost effectiveness of Ceplene®;
•	the effectiveness of our and/or collaboration partners’ sales and marketing efforts;
•	relative convenience and ease of administration;
•	safety and efficacy;
•	prevalence and severity of side effects; and
•	availability of competitive products.
If Ceplene® fails to achieve market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

We may be dependent upon collaborative arrangements for the further development and commercialization of Ceplene®. These collaborative arrangements may place the development and commercialization of Ceplene® outside of our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.
We may enter into collaborations with third parties to further develop and commercialize Ceplene®. We may not be able to enter into collaborative arrangements on attractive terms, on a timely basis or at all. Dependence on collaborators for the development and commercialization of Ceplene® subjects us to a number of risks, including:
•	we may not be able to control the amount and timing of resources that our collaborators devote to the development or commercialization of Ceplene® or to their marketing and distribution, which could adversely affect our ability to obtain milestone and royalty payments;
•	disputes may arise between us and our collaborators that result in the delay or termination of the commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;
•	our collaborators may experience financial difficulties;
•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to expose us to potential litigation, jeopardize or lessen the value of our proprietary information, or weaken or invalidate our intellectual property rights;
•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;
•	a collaborator could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
•	the collaborations may be terminated or allowed to expire, which would delay product development and commercialization efforts.
If we are not able to enter into collaborative arrangements on commercially attractive terms, on a timely basis or at all, or if any of the risks occur and we are unable to successfully manage such risks, our business, financial condition and results of operations would be materially and adversely affected.
Our common stock may be delisted from The Nasdaq Capital Market or the OMX Nordic Exchange, which may make it more difficult for you to sell your shares.
We received a letter from the Nasdaq Listing Qualifications Department stating that we have not regained compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of our listed securities fell below $35,000,000 for 10 consecutive trading days and we were unable to regain compliance. As a result, Nasdaq determined that our common stock will be delisted from The Nasdaq Capital Market on May 16, 2008. We appealed that determination which will stay the delisting of our common stock until the appeal is heard. In addition, we also received a letter from Nasdaq stating that we were not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock closed below the minimum of $1.00 per share requirement for 30 consecutive business days. Nasdaq requested that we also address this requirement in our appeal. The hearing for our appeal was held on June 12, 2008. On August 6, 2008, we received a determination that the Nasdaq Hearings Panel granted our request for continued listing, subject to our ability to (i) maintain a market value of listed securities above $35 million for ten (10) consecutive trading days, on or before August 29, 2008, (ii) comply with the requirement to maintain a minimum bid price of $1.00 per share by October 13, 2008 and (iii) comply with all requirements for continued listing on The Nasdaq Stock Market. In the event we are unable to meet these conditions, our securities may be delisted from The Nasdaq Stock Market.

We have also received a notice from the OMX Nordic Exchange that our common stock has been moved to the observation segment effective June 2, 2008 due to the fact that there is a material adverse uncertainty regarding our financial situation. The delisting of our common stock by The Nasdaq Capital Market may result in the delisting of our common stock on the OMX Nordic Exchange in Sweden and the delisting of our common stock on The Nasdaq Capital Market or the OMX Nordic Exchange would adversely affect the market price and liquidity of our common stock and warrants, your ability to sell your shares of our common stock, our ability to raise capital and, could cause our senior secured lender to assert that there has been a material adverse change in our business and declare an event of default of our senior secured loan.
We have a history of losses and have never generated revenues from product sales and we expect to incur substantial losses in the future.
We have incurred significant losses since our inception, and we expect that we will experience net losses and negative cash flow for the foreseeable future. Since our inception in 1993, we have incurred significant net losses in each year. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative costs associated with our operations. Our net loss for the fiscal year ended December 31, 2007 and 2006 and the six months ended June 30, 2008, was $28.7 million, $65.5 million, and $13.6 million, respectively. As of December 31, 2007 and 2006, our accumulated deficit was $170.8 and $142.2 million, respectively, and as of June 30, 2008 our accumulated deficit was $184.7 million. We may never generate sufficient net revenue to achieve or sustain profitability. We expect to continue to incur increasing expenses over the next several years as we:
•	continue to conduct clinical trials for our product candidates;
•	seek regulatory approvals for our product candidates;
•	develop, formulate and commercialize our product candidates;
•	implement additional internal controls and reporting systems and develop new corporate infrastructure;
•	acquire or in-license additional products or technologies or expand the use of our technologies; and
•	maintain, defend and expand the scope of our intellectual property.
We expect that we will have large fixed expenses in the future, including significant expenses for research and development and general and administrative expenses. We will need to generate significant revenues to achieve and maintain profitability. If we cannot successfully develop, obtain regulatory approvals for, and commercialize our product candidates, we will not be able to generate significant revenue from product sales or achieve profitability in the future. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels.
We may not be able to continue as a going concern.
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2007, which are incorporated herein by reference, with respect to this uncertainty. We will need to raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.

Item 4. Submissions of Matters to Vote of Security Holders.
Our Annual Meeting of Stockholders was held on May 21, 2008. Holders of an aggregate of 51,295,304 shares of our Common Stock were entitled to vote at the meeting, of which 45,067,048 were present in person or represented by proxy. At the Annual Meeting, our stockholders voted as follows:
Proposal One. The election of two directors to serve for the ensuing three years until their respective successors are elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld
Robert G. Savage	42,490,618	2,576,430
John V. Talley	42,305,947	2,761,101
The Stockholders reelected, by a plurality of the votes cast, Robert G. Savage and John V. Talley to the Board of Directors of the Company. They will serve until the Annual Meeting of Stockholders in 2011 and until their successors are elected and qualify.
Proposal Two. The ratification of the selection by the Audit Committee of the Company’s Board of Directors of Deloitte & Touche LLP as the independent registered public accounting firm for the year ending December 31, 2008.

Total Votes For	Total Votes Against	Total Votes Abstained
42,714,768	552,560	1,799,720
The appointment of Deloitte & Touche LLP was ratified.
Proposal Three. Amend the certificate of incorporation to increase the number of authorized shares of common stock to 175,000,000 shares.

Total Votes For	Total Votes Against	Total Votes Abstained
38,830,235	2,917,215	3,319,598
The amendment to our certificate of incorporation was approved.
Item 5. Other Information
Nasdaq Delisting. On April 8, 2008, we announced that the Nasdaq Listing Qualifications Department notified us on April 4, 2008 that we were not in compliance with the market value requirement because the market value of our listed securities fell below $35,000,000 for ten consecutive business days (pursuant to Rule 4310(c)(3)(B) of the Nasdaq Marketplace Rules). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(C), we were provided a period of 30 calendar days, or until May 5, 2008, to regain compliance.
On April 16, 2008, we received a letter from the Nasdaq Listing Qualifications Department stating that we were not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days (pursuant to Marketplace Rule 4310(c)(4)).
On May 7, 2008 we were notified by the Nasdaq Listing Qualifications Department that we had not regained compliance with the continued listing requirements of The Nasdaq Capital Market. As a result, the Nasdaq Listing Qualifications Department has determined that our securities are subject to delisting from The Nasdaq Capital Market.
On May 14, 2008, we requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. Nasdaq has requested that we also address the bid price requirement during the hearing. Our securities will remain listed on The Nasdaq Capital Market pending the Panel’s decision. The hearing was held on June 12, 2008.
On August 6, 2008, we received a determination that the Nasdaq Hearings Panel granted our request for continued listing, subject to our ability to (i) maintain a market value of listed securities above $35 million for ten (10) consecutive trading days, on or before August 29, 2008, (ii) comply with the requirement to maintain a minimum bid price of $1.00 per share by October 13, 2008 and (iii) comply with all requirements for continued listing on The Nasdaq Stock Market. In the event we are unable to meet these conditions, our securities may be delisted from The Nasdaq Stock Market.
In the event that our securities are delisted from The Nasdaq Capital Market, our securities may be eligible to trade on the over-the-counter market, although we can not assume that will be the case. We have received a notice from the OMX Nordic Exchange that our common stock has been moved to the observation segment effective June 2, 2008 due to the fact that there is a material adverse uncertainty regarding our financial situation. The delisting of our common stock by The Nasdaq Capital Market may result in the delisting of our common stock on the OMX Nordic Exchange in Sweden and the delisting of our common stock on The Nasdaq Capital Market or the OMX Nordic Exchange would adversely affect the market price and liquidity of our common stock and warrants, your ability to sell your shares of our common stock and warrants and our ability to raise capital. See “Risk Factors — Our common stock may be delisted from The Nasdaq Capital Market or the OMX Nordic Exchange, which will make it more difficult for you to sell your shares.”

Item 6. Exhibits

Number		Exhibit

3.1		Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 21, 2008).

10.1
First Amendment to the Loan and Security Agreement with Hercules Technology Growth Capital, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 9, 2008).

10.2
Second Amendment to the Warrant Agreement with Hercules Technology Growth Capital, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed May 9, 2008).

10.3
First Amendment to the Deposit Account Control Agreement with Hercules Technology Growth Capital, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed May 9, 2008).

10.4		Amendment to the Repayment Agreement, dated May 23, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 28, 2008).

10.5		Securities Purchase Agreement, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 25, 2008).

10.6		Form of Warrant dated as of June 23, 2008 (incorporated by reference to Exhibit 10.6 to EpiCept Corporation’s Current Report on Form 8-K filed June 23, 2008).

10.7
Second Amendment to Loan and Security Agreement, by and among EpiCept Corporation, Maxim Pharmaceuticals Inc. and Hercules Technology Growth Capital, Inc., dated as of June 23, 2008 (incorporated by reference to Exhibit 10.4 to EpiCept Corporation’s Current Report on Form 8-K filed June 23, 2008).

10.8
Common Stock Warrant, by and between EpiCept Corporation and Hercules Technology Growth Capital, Inc., dated as of June 23, 2008 (incorporated by reference to Exhibit 10.5 to EpiCept Corporation’s Current Report on Form 8-K filed June 23, 2008).

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
August 11, 2008	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number		Exhibit

3.1		Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 21, 2008).

10.1
First Amendment to the Loan and Security Agreement with Hercules Technology Growth Capital, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 9, 2008).

10.2
Second Amendment to the Warrant Agreement with Hercules Technology Growth Capital, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed May 9, 2008).

10.3
First Amendment to the Deposit Account Control Agreement with Hercules Technology Growth Capital, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed May 9, 2008).

10.4		Amendment to the Repayment Agreement, dated May 23, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 28, 2008).

10.5		Securities Purchase Agreement, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 25, 2008).

10.6		Form of Warrant dated as of June 23, 2008 (incorporated by reference to Exhibit 10.6 to EpiCept Corporation’s Current Report on Form 8-K filed June 23, 2008).

10.7
Second Amendment to Loan and Security Agreement, by and among EpiCept Corporation, Maxim Pharmaceuticals Inc. and Hercules Technology Growth Capital, Inc., dated as of June 23, 2008 (incorporated by reference to Exhibit 10.4 to EpiCept Corporation’s Current Report on Form 8-K filed June 23, 2008).

10.8
Common Stock Warrant, by and between EpiCept Corporation and Hercules Technology Growth Capital, Inc., dated as of June 23, 2008 (incorporated by reference to Exhibit 10.5 to EpiCept Corporation’s Current Report on Form 8-K filed June 23, 2008).

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.