Form 10-Q/A
period 2008-06-30
EPICEPT CORP
filed 2008-08-12
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2008 the Registrant had outstanding 67,295,757 shares of its $.0001 par value Common Stock.

EXPLANATORY NOTE
EpiCept Corporation is filing this Amendment to its Form 10-Q for the quarter ended June 30, 2008 (“Form 10-Q”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 11, 2008. This Amendment is being filed solely to correct a typographical error on the cover page of the Form 10-Q relating to the number of shares outstanding as of August 8, 2008. Other than the addition of such language to the cover page, no other portion of the Form 10-Q is amended hereby.
This Form 10-Q/A continues to speak as of the date of the Form 10-Q and no attempt has been made to modify or update disclosures in the original Form 10-Q except as noted above. This Form 10-Q/A does not reflect events occurring after the time of filing of the Form 10-Q or modify or update any related disclosures, and information not affected by this amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the time of filing of the Form 10-Q.

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