Form 10-Q
period 2008-09-30
EPICEPT CORP
filed 2008-11-07
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2008 the Registrant had outstanding 78,790,486 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$3,281	$4,943
Prepaid expenses and other current assets	538	607

Total current assets	3,819	5,550
Restricted cash	71	335
Property and equipment, net	541	599
Deferred financing costs	187	559
Identifiable intangible asset, net	266	328
Other assets	26	27

Total assets	$4,910	$7,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,452	$1,220
Accrued research contract costs	919	1,177
Accrued interest	79	78
Other accrued liabilities	1,408	1,553
Notes and loans payable, current portion	5,068	9,553
Deferred revenue, current portion	438	177

Total current liabilities	10,364	13,758

Notes and loans payable	300	375
Deferred revenue	9,648	6,660
Deferred rent and other noncurrent liabilities	506	782

Total long term liabilities	10,454	7,817

Total liabilities	20,818	21,575

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; authorized 175,000,000 shares; issued 76,223,808 and 45,882,015 at September 30, 2008 and December 31, 2007, respectively	8	5
Additional paid-in capital	160,587	148,767
Warrants	16,242	10,025
Accumulated deficit	(190,855)	(170,849)
Accumulated other comprehensive loss	(1,815)	(2,050)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(15,908)	(14,177)

Total liabilities and stockholders’ deficit	$4,910	$7,398

(1)	Derived from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$78	$46	$169	$304

Operating expenses:
General and administrative	2,628	2,360	7,465	9,008
Research and development	2,812	4,671	9,598	11,683

Total operating expenses	5,440	7,031	17,063	20,691

Loss from operations	(5,362)	(6,985)	(16,894)	(20,387)

Other income (expense):
Interest income	9	23	29	88
Foreign exchange gain (loss)	(567)	242	(182)	350
Interest expense	(243)	(548)	(1,094)	(1,756)
Loss on extinguishment of debt	—	—	(1,975)	—
Change in value of warrants and derivatives	—	(437)	113	(715)

Other expense, net	(801)	(720)	(3,109)	(2,033)

Net loss before income taxes	(6,163)	(7,705)	(20,003)	(22,420)
Income taxes	—	—	(3)	(4)

Net loss	(6,163)	(7,705)	(20,006)	(22,424)

Basic and diluted loss per common share	$(0.09)	$(0.20)	$(0.36)	$(0.66)

Weighted average common shares outstanding	69,406,850	37,599,333	56,325,365	34,152,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

Epicept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
For the Nine Months Ended September 30, 2008
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss

Balance at December 31, 2007	45,882,015	$5	$148,767	$10,025	$(170,849)	$(2,050)	(75)	$(14,177)	—
Issuance of common stock and warrants, net of issuance costs	26,154,911	2	8,385	4,929	—	—	—	13,316	—

Issuance of restricted common stock	25,803	—	38	—	—	—	—	38	—

Issuance of warrants	—	1	—	1,288	—	—	—	1,288	—

Exercise of warrants	4,173,579	—	1,463	—	—	—	—	1,464	—

Stock-based compensation expense	—	—	1,934	—	—	—	—	1,934	—

Foreign currency translation adjustment	—	—		—	—	235	—	235	235

Net loss	—	—	—	—	(20,006)	—	—	(20,006)	(20,006)

Balance at September 30, 2008	76,236,308	$8	$160,587	$16,242	$(190,855)	$(1,815)	$(75)	$(15,908)	$(19,771)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(20,006)	$(22,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	643
Gain on disposal of assets	(64)	—
Foreign exchange loss (gain)	182	(350)
Stock-based compensation expense	1,972	1,832
Amortization of deferred financing costs and discount on loans	353	736
Non-cash warrant value	—	362
Change in value of warrants and derivatives	(113)	715
Loss on extinguishment of debt	1,725	—
Changes in operating assets and liabilities, net of merger assets and liabilities:
Decrease in prepaid expenses and other current assets	69	347
Decrease in other assets	1	—
Increase in accounts payable	1,170	139
(Decrease) Increase in accrued research contract costs	(331)	617
Increase in accrued interest — current	1	6
Decrease in other accrued liabilities	(195)	(400)
Merger restructuring and litigation payments	—	(388)
Increase in deferred revenue	3,375	—
Recognition of deferred revenue	(126)	(262)
Payment of warrant liability	—	(584)
Decrease in other liabilities	(126)	(97)

Net cash used in operating activities	(11,936)	(19,108)

Cash flows from investing activities:
Change in restricted cash	264	—
Purchases of property and equipment	(31)	(153)
Proceeds from sale of property and equipment	64	22

Net cash provided by (used in) investing activities	297	(131)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,464	592
Proceeds from issuance of common stock and warrants, net of issuance costs	13,326	8,896
Repayment of loan	(4,863)	(2,817)
Deferred financing costs	—	(777)

Net cash provided by financing activities	9,927	5,894

Effect of exchange rate changes on cash and cash equivalents	50	(4)

Net decrease in cash and cash equivalents	(1,662)	(13,349)
Cash and cash equivalents at beginning of year	4,943	14,097

Cash and cash equivalents at end of period	$3,281	$748

Supplemental disclosure of cash flow information:
Cash paid for interest	$707	$1,032
Cash paid for income taxes	3	4
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of warrants from liability to equity	—	142
Unpaid costs associated with issuance of common stock	173	97
Unpaid financing costs	150	150
Unpaid cost associated with the purchase of property and equipment	26	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. The Company’s lead product is Ceplene®, which when used concomitantly with interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union.
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
EpiCept’s cancer portfolio includes EPC2407, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with advanced solid tumors and lymphomas. The Company has completed its first Phase I clinical trial for EPC2407. AzixaTM (MPC-6827), an apoptosis inducer with VDA activity licensed by the Company to Myriad Genetics, Inc. (“Myriad”) as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
EpiCept’s lead pain product candidate, EpiCept NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2008, the Company concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. The Company has completed enrollment in a second Phase II clinical trial of NP-1 in which the Company is studying its safety and efficacy in patients suffering from peripheral herpetic neuropathy, or PHN, compared to gabapentin and placebo. Results are expected to be announced in the first quarter of 2009. The Company’s pain product candidates target moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. The Company’s pain product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration (“FDA”) approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain.
The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with the Company’s ability to obtain regulatory approval for its product candidates, its ability to adequately fund its operations, dependence on collaborative arrangements, the development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the U.S. FDA and other governmental regulations.
The Company has yet to generate product revenues from any of its product candidates in development. The Company’s operations to date have been funded principally through the proceeds from the sale of common and preferred securities, debt instruments, cash proceeds from collaborative relationships and investment income earned on cash balances.
2. Basis of Presentation
The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products. As a result, the Company has an accumulated deficit of $190.9 million as of September 30, 2008 and may incur operating losses for a number of years. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that its existing cash resources will be sufficient to meet its projected operating and debt service requirements into November 2008 but will not be sufficient to meet its obligations thereafter, including but not limited to, its obligation to repay €1.5 million (approximately $1.9 million at November 6, 2008) of outstanding indebtedness that matures on December 31, 2008 and its obligation to make principal, interest and other payments under its secured loan from Hercules Technology Growth Capital (approximately $1.4 million at November 6, 2008), which is secured by a pledge of substantially all of the Company’s assets, including its intellectual property. In addition, the Company has deferred, and will continue to defer payments to certain vendors which may cause its accounts payable balance to increase. The Company is seeking to raise additional capital as soon as possible. However, the Company’s efforts may not be successful and sufficient funds may not be available on satisfactory terms. If the Company does not raise additional funds before the end of November 2008 it will be unable to meet its operating and debt service obligations, including the payment of the interest and principal on its senior secured loan. If the Company defaults on the payment of the interest and principal on its indebtedness, the Company’s senior secured lender may seek to accelerate the senior secured loan and exercise its rights and remedies under the loan and security agreement, including the sale of the Company’s property and other assets. (See Note 7).
The Company will require, over the long-term, substantial new funding to pursue development and commercialization of its product candidates and continue its operations. The Company believes that satisfying these capital requirements over the long-term will require successful commercialization of its product candidates. However, it is uncertain whether any of the Company’s product candidates will be approved or will be commercially successful. The amount of the Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities, negotiation of licensing, joint venture and partnering arrangements and the availability of third-party funding.
The condensed consolidated balance sheets as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007 have been made. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC.
3. Summary of Significant Accounting Policies
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
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

Revenue Recognition
The Company recognizes revenue relating to its collaboration agreements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
The Company’s application of these standards requires subjective determinations and requires management to make judgments about the value of the individual elements and whether they are separable from the other aspects of the contractual relationship. The Company evaluates its collaboration agreements to determine units of accounting for revenue recognition purposes. To date, the Company has determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities and, accordingly, do not treat them as a separate element. The Company recognizes revenue from non-refundable, upfront licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method or ratably over either the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract, or the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis or (2) the expiration of the last EpiCept licensed patent. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period. Proportional performance is measured based on costs incurred compared to total estimated costs to be incurred over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The Company periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time.
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
Stock Based Compensation
2005 Equity Incentive Plan. The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005, and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 7.0 million shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1.5 million shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. During the nine months ended September 30, 2008, the Company issued approximately 2.2 million options to purchase common stock to certain of its employees and members of its board of directors. The Company estimated $1.1 million of related share-based compensation will be recognized as compensation expense over the vesting periods. During 2008 and 2007, the Company did not grant stock options that contained either a market or a performance condition.

In accordance with the terms of a separation agreement with a former employee, the Company agreed to extend the period during which he is entitled to exercise certain vested stock options to purchase EpiCept’s common stock from three months following the effective date of his resignation, March 19, 2007, to 24 months following such effective date. The Company recorded compensation expense related to the modification of the exercise period of $50,000 in the first quarter of 2007.
The Company utilizes the following assumptions relating to its stock-based compensation:
Expected Volatility. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent such volatility was not materially lower than its actual volatility. For the first nine months of 2008 and 2007, the Company used a weighted average volatility rate of 95.0% and 88.0%, respectively. Management believes that this rate is a reasonable estimate of future volatility.
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
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock and restricted stock units included in the consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in $000s)
General and administrative	$441	$527	$1,588	$1,602
Research and development	170	78	376	230

Stock-based compensation costs before income taxes	611	605	1,963	1,832
Benefit for income taxes (1)	—	—	—	—

Net compensation expense	$611	$605	$1,963	$1,832

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the nine months ended September 30, 2008 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2007	3,869,719	$5.87	7.53	$21
Granted	2,172,496	$0.76
Forfeited	(62,701)	$4.41
Expired	(6,608)	$51.74

Options outstanding at September 30, 2008	5,972,906	$3.98	7.85	$712

Vested or expected to vest at September 30, 2008	5,818,141	$4.04	7.51	$—

Options exercisable at September 30, 2008	4,425,253	$4.77	7.51	$—

There were no stock option exercises during the nine months ended September 30, 2008 and the Company received $8,000 from the exercise of 5,486 stock options during the nine months ended September 30, 2007. The total intrinsic value of options exercised during 2008 and 2007 was $0 and $4,800, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2008 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the nine months ended September 30, 2008 and 2007 was $0.55 and $1.66, respectively.
As of September 30, 2008, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $2.0 million, which will be amortized over the weighted-average remaining requisite service period of 2.34 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for the nine months ended September 30, 2008 and 2007 are as follows:

Nine Months Ended September 30,
	2008	2007
Expected volatility	87.5-118.0%	85-95%
Risk free interest rate	2.96-3.34%	4.66-4.79%
Dividend yield	—	—
Expected life	5 Yrs	5 Yrs
Restricted Stock. The Company’s 2005 Plan authorizes the granting of restricted stock. On January 8, 2007, the Company granted 0.1 million shares of restricted stock at a fair market value of $1.46 per share. The restricted stock vests monthly over four years. The Company will recognize approximately $0.2 million of stock-based compensation expense over the vesting term. For each of the nine months ended September 30, 2008 and 2007, the Company recognized approximately $38,000 of stock-based compensation expense related to restricted stock. Summarized information for restricted stock grants for the nine months ended September 30, 2008 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share
Nonvested at December 31, 2007	103,212	$1.46
Vested	(25,803)	1.46

Nonvested at September 30, 2008	77,409	$1.46

Restricted Stock Units. The Company’s 2005 Plan authorizes the granting of restricted stock units. On January 7, 2008, the Company granted 227,600 shares of restricted stock units at a fair market value of $1.34 per share. The restricted stock units vest monthly over four years from the date of grant. The Company will recognize approximately $0.3 million of stock-based compensation expense over the vesting terms. On June 4, 2008, the Company granted 47,672 shares of restricted stock units at a fair market value of $0.45 per share. The restricted stock units vest monthly over two years from the date of grant. The Company will recognize approximately $19,000 of stock-based compensation expense over the vesting terms. For the nine months ended September 30, 2008 and 2007, the Company recognized approximately $83,000 and $18,000, respectively, of stock-based compensation expense related to restricted stock units. Summarized information for restricted stock unit grants for the nine months ended September 30, 2008 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share
Nonvested at December 31, 2007	33,750	$2.78
Granted	275,272	1.19
Vested	—	—
Forfeited	(5,000)	—

Nonvested at September 30,2008	304,022	$1.34

1995 Stock Options. The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provides for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the 1995 Plan. All stock options granted in 2008 and 2007 were from the 2005 Plan. Under the terms of the 1995 Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of September 30, 2008.

2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (the “2005 ESPP”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The 2005 ESPP became effective upon the completion of the merger with Maxim on January 4, 2006 and a total of 500,000 shares of common stock have been reserved for sale. The Company commenced the administration of the 2005 ESPP in November 2007. The 2005 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2005 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period commenced November 16, 2007, and ended June 30, 2008. Each subsequent offering period will have a six month duration.
The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model. Share options for employees entering the 2005 ESPP on July 1, 2008 were estimated using the Black-Scholes option-pricing model (volatility — 97.0%, risk free rate — 2.13%, dividends — zero, weighted average life — 0.5 years).
As of September 30, 2008, no shares were issued under the 2005 ESPP. For the three and nine months ended September 30, 2008, the Company recorded an expense of $22,000 and $8,000, respectively, based on the estimated number of shares to be purchased within the offering period beginning on July 1, 2008.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at September 30, 2008. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million.
Identifiable Intangible Asset
Identifiable intangible asset, net consists of the assembled workforce acquired in the merger with Maxim. The assembled workforce is being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce is $0.5 million and approximately $0.3 million of accumulated amortization has been recorded as of September 30, 2008. Amortization will be approximately $0.1 million per year from 2008 through 2011. Assembled workforce amortization is recorded in research and development expense. During the nine months ended September 30, 2008 and 2007, the Company recorded $0.1 million of amortization expense.
Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. The Company incurred deferred financing costs related to the August 2006 senior secured term loan (See Note 7) and December 2006 Standby Equity Distribution Agreement (See Note 9). As of September 30, 2008 and 2007, deferred financing costs were approximately $0.2 and $0.7 million, respectively. Amortization expense was $0.2 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively. Accumulated amortization was $0.9 million as of September 30, 2008.
Income Taxes
The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no material effect on its financial condition or results of operations as a result of adopting FIN 48.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years still subject to review are 2007, 2006, 2005, 2004 and 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
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

	September 30,
	2008	2007

Common stock options	5,972,906	3,869,886
Restricted stock and restricted stock units	381,431	145,563
Warrants	36,009,298	8,508,396

Total shares excluded from calculation	42,363,635	12,523,845

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2008	2007
	(in $000s)

Prepaid expenses	$226	$319
Prepaid insurance	308	268
Prepaid taxes	—	10
Other receivables	4	10

Total prepaid expenses and other current assets	$538	$607

Property and Equipment:
Property and equipment consist of the following:

	September 30,	December 31,
	2008	2007
	(in $000s)

Furniture, office and laboratory equipment	$1,620	$1,853
Leasehold improvements	764	753

	2,384	2,606
Less accumulated depreciation	(1,843)	(2,007)

	$541	$599

Depreciation expense was approximately $0.1 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively. The Company disposed of $0.3 million in property and equipment during the nine months ended September 30, 2008, which was fully depreciated.
Other Comprehensive Loss
For the nine months ended September 30, 2008 and 2007, the Company’s only element of comprehensive loss other than net loss was foreign currency translation gain of $0.2 million and a foreign currency translation loss of $0.5 million, respectively.

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
In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157. The Company adopted FAS 159 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements. As of September 30, 2008, the Company did not elect to apply the provisions of FAS 159 since it did not have financial assets or liabilities for which the fair value needed to be determined in accordance with FAS 159.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels: (i) Level 1—quoted prices in active markets for identical assets and liabilities; (ii) Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; and (iii) Level 3—unobservable inputs. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted FAS 157 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

5. License Agreements
Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide rights to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. For the three and nine months ended September 30, 2008, the Company recorded revenue from Endo of approximately $9,000 and $23,000, respectively. For the three and nine months ended September 30, 2007, the Company recorded revenue from Endo of approximately $9,000 and $0.2 million, respectively. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
The Company is responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. It may subcontract with third parties for the manufacture and supply of LidoPAIN BP. Endo remains responsible for continuing and completing the development of Lidoderm® for the treatment of chronic lower back pain, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials. The Company has completed a Phase II clinical trial of LidoPAIN BP and is not currently pursing further development of LidoPAIN BP.
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
Myriad Genetics, Inc. (Myriad)
In connection with its merger with Maxim in January 2006, EpiCept acquired a license agreement with Myriad under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. The lead drug candidate from this series of compounds is AzixaTM (MPC-6827). Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue by Maxim prior to the merger in January 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial for AzixaTM (MPC-6827) which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. For the three and nine months ended September 30, 2008, the Company recorded revenue from Myriad of approximately $15,000 and $36,000, respectively. For the three and nine months ended September 30, 2007, the Company recorded no revenue from Myriad.

DURECT Corporation (DURECT)
In December 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the life of the last to expire patent. For the three and nine months ended September 30, 2008, the Company recorded revenue from DURECT of approximately $27,000 and $0.1 million, respectively. For the three and nine months ended September 30, 2007, the Company recorded revenue from DURECT of approximately $19,000 and $0.1 million, respectively.
6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	September 30,	December 31,
	2008	2007
	(in $000s)

Accrued professional fees	$153	$326
Accrued salaries and employee benefits	767	1,039
Other accrued liabilities	488	188

Total other accrued liabilities	$1,408	$1,553

7. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	September 30,	December 31,
	2008	2007
	(in $000s)

Ten-year, non-amortizing loan due December 31, 2008(A)	$2,200	$2,458
July 2006 note payable due monthly through July 1, 2012(B)	401	467
August 2006 senior secured term loan due monthly through April 1, 2009(C)	2,767	7,307

Total notes and loans payable, before debt discount	5,368	10,232
Less: Debt discount	—	304

Total notes and loans payable	5,368	9,928
Less: Notes and loans payable, current portion	5,068	9,553

Notes and loans payable, long-term	$300	$375

(A)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan initially bore interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.

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

On December 20, 2007, Epicept GmbH entered into a repayment agreement with tbg, whereby Epicept GmbH paid tbg approximately €0.2 million ($0.2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.4 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 was to be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). Epicept GmbH considered this a substantial modification to the original debt agreement and has recorded the new debt at its fair value in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification of Debt Instruments” (“EITF 96-19”). As a result of the modification to the original debt agreement, EpiCept GmbH recorded a gain on the extinguishment of debt of $0.5 million in December 2007. Accrued interest attributable to the additional interest payments totaled $0 and $0.6 million at September 30, 2008 and 2007, respectively.

On May 14, 2008, Epicept GmbH entered into a prolongation of the repayment agreement with tbg, whereby the loan balance of €1.5 million ($2.2 million) will be repaid to tbg no later than December 31, 2008. Interest will continue to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 will continue to apply without change.

(B)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at September 30, 2008 was $0.4 million.

(C)	In August 2006, the Company entered into a term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan was initially 11.7% per year. In addition, the Company issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by the Company in December 2006 and an amendment entered into in January 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share. Hercules exercised 0.4 million warrants in August 2007 and had 0.5 million warrants remaining as of this date. The basic terms of the loan required monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest which commenced on April 1, 2007. Any outstanding balance of the loan and accrued interest was to be repaid on August 30, 2009. In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $10.0 million in proceeds between the term loan and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a debt discount. The debt discount was being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. For the nine months ended September 30, 2008 and 2007, the Company recognized approximately $0.1 million and $0.3 million, respectively, of non-cash interest expense related to the accretion of the debt discount. Since inception of the term loan, the Company recognized approximately $0.8 million of non-cash interest expense related to the accretion of the debt discount.

On May 5, 2008, the Company entered into the first amendment to the loan agreement. Under this agreement the Company paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in the Company’s bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of the Company’s common stock at an exercise price of $0.30 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Therefore, the warrants were reclassified as a liability from equity for approximately $0.4 million at the date of the amendment to the loan agreement. The value of the warrant shares were being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with EITF 00-19 and were reclassified as equity from a liability for $0.3 million. The Company recognized a change in the fair value of warrants and derivatives of approximately $0.1 million, as a gain on the consolidated statement of operations. The warrants issued under this amendment were exercised in full during the third quarter of 2008 and zero warrants were outstanding at September 30, 2008.

On June 23, 2008, the Company entered into the second amendment to the loan agreement. Under this amendment, the Company paid Hercules a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, the Company is required to make contingent payments of $0.5 million resulting from the approval of Ceplene®, which was paid in September 2008, and $0.3 million if the Phase II trial for NP-1 yields statistically significant results of the primary endpoints. Hercules may, at its option, convert up to $1.9 million of the outstanding principal balance into up to 3.7 million shares of the Company’s common stock at a price of $0.515 per share. In October 2008, Hercules converted $0.8 million of the outstanding principal balance into approximately 1.5 million shares of the Company’s common stock. Finally, the Company issued Hercules warrants to purchase an aggregate of 3.8 million shares of the Company’s common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of the Company’s common stock at an exercise price of $0.41 per share. The Company considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with EITF 96-19. As a result of the modification to the original debt agreement, the Company recorded a loss on the extinguishment of debt of $2.0 million in June 2008.
8. Common Stock and Warrants
On August 11, 2008, the Company raised $4.0 million in gross proceeds, $3.7 million net of $0.3 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 5.2 million shares of the Company’s common stock were sold at a price of $0.7589 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.6 million shares of the Company’s common stock at an exercise price of $0.63 per share and approximately 0.3 million shares of the Company’s common stock at an exercise price of $0.95 per share. In addition, in consideration of the receipt of $1.3 million in connection with the exercise of all of the warrants issued in connection with the Company’s public offering announced on August 1, 2008, the Company agreed to issue to the investors in that offering new warrants to purchase up to approximately 2.8 million shares of Common Stock of the Company with an exercise price of $0.693 per share. Such warrants are exercisable until August 11, 2013. The Company allocated the $3.7 million in gross proceeds between the common stock and the warrants based on their relative fair values. $1.7 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
On August 1, 2008, the Company raised $3.0 million in gross proceeds, $2.8 million net of $0.2 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 5.5 million shares of the Company’s common stock were sold at a price of $0.54 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.8 million shares of the Company’s common stock at an exercise price of $0.48 per share and approximately 0.3 million shares of the Company’s common stock at an exercise price of $0.68 per share. The Company allocated the $3.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $0.9 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
On July 15, 2008, the Company raised $0.5 million in gross proceeds, $0.5 million net of $50,000 in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 2.0 million shares of the Company’s common stock were sold at a price of $0.25 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.1 million shares of the Company’s common stock at an exercise price of $0.39 per share. The Company allocated the $0.5 million in gross proceeds between the common stock and the warrants based on their relative fair values. $0.2 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
On June 23, 2008, the Company raised $2.0 million in gross proceeds, $1.8 million net of $0.2 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 8.0 million shares of the Company’s common stock were sold at a price of $0.25 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 8.3 million shares of the Company’s common stock at an exercise price of $0.39 per share. The Company allocated the $2.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $0.8 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.

On March 6, 2008, the Company raised $5.0 million in gross proceeds, $4.7 million net of $0.3 million in transaction costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 5.4 million shares of the Company’s common stock were sold at a price of $0.9225 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 3.0 million shares of the Company’s common stock at an exercise price of $0.86 per share. The Company allocated the $5.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $1.3 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19.
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
On August 1, 2007, the Company terminated a sublicense agreement previously established with Epitome Pharmaceuticals Limited (“Epitome”). Under the termination agreement with Epitome, the Company made a $0.3 million cash payment and issued five year warrants at an exercise price of $1.96 per share to purchase 0.3 million shares of its common stock. The fair value of the warrants was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.60%, volatility of 94% and an expected life of five years. The fair value of the warrants at the date of issuance was $0.4 million and was expensed to research and development.
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
On August 30, 2006, the Company entered into a senior secured term loan in the amount of $10.0 million with Hercules. Five year common stock purchase warrants were issued to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. The fair value of the warrants was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. The value of the warrant shares was being marked to market each reporting period as a derivative gain or loss. As a result of certain anti-dilution adjustments resulting from the issuance of common stock consummated on December 21, 2006 and an amendment to the warrants on January 26, 2007, the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share. As a result of the January 2007 amendment to the warrants, the warrants issued to Hercules met the requirements of and were being accounted for as equity in accordance with EITF 00-19. The fair value of the warrants as of the date of the amendment was $0.8 million. Accordingly, the Company reclassified this amount from a liability to warrants in stockholders’ deficit at that date. During 2007, the Company recognized the change in the value of warrants and derivatives of approximately $0.8 million as a loss on the consolidated statement of operations.

In July 2007, the Company entered into a release and settlement agreement to compensate Hercules for its inability to sell registered shares following an April 2007 planned exercise of a portion of the warrants issued by the Company to Hercules. The Company agreed to pay Hercules a fee of $0.3 million and to compensate Hercules up to $1.1 million on its exercise and sale of a portion of the warrants, provided such exercise and sale occurred prior to November 1, 2007, to the extent the market value of the Company’s common stock on the date of exercise was less than the market value of the Company’s stock at the time Hercules planned to sell the shares issued pursuant to the exercise of the warrants. Such compensation, if any, was payable in cash up to $0.6 million, the amount EpiCept received from the mandatory cash exercise of the warrants, with the remainder payable at the Company’s option in cash or in the Company’s common stock based on the fair value of the stock on the date the compensation was paid. The Company considered the contingent amount a derivative and marked the derivative to market at each reporting date. The 0.4 million warrants relating to the release and settlement agreement were reclassified as a liability from equity for $0.7 million at the date of the derivative agreement. In August 2007, Hercules exercised and sold the warrants relating to the release and settlement agreement, resulting in a total liability to the Company of $1.1 million. The Company paid Hercules $0.6 million in cash during the third quarter of 2007 and paid the remaining liability of $0.5 million at its option in its common stock on November 1, 2007.
On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of the Company’s common stock at an exercise price of $0.30 per share.
On June 23, 2008, the Company entered into the second amendment to the loan agreement. Under this amendment, the Company issued Hercules warrants to purchase an aggregate of 3.8 million shares of the Company’s common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of the Company’s common stock at an exercise price of $0.41 per share. Hercules has 4.8 million warrants outstanding as of September 30, 2008.
The following table summarizes information about warrants outstanding at September 30, 2008:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2009	258,497	$37.46
February 2006 stock issuance	2011	1,020,208	4.00
December 2006 stock issuance	2011	3,854,800	1.47
June 2007 stock issuance (See Note 8)	2012	2,668,727	2.93
Termination of sublicense agreement	2012	250,000	1.96
October 2007 stock issuance (See Note 8)	2013	2,129,235	1.88
December 2007 stock issuance (See Note 8)	2013	1,666,666	1.50
March 2008 stock issuance (See Note 8)	2013	3,035,231	0.86
Senior Secured Term Loan (See Note 7)	2013	3,846,153	0.39
Senior Secured Term Loan (See Note 7)	2013	975,609	0.41
June 2008 stock issuance (See Note 8)	2013	8,300,000	0.39
July 2008 stock issuance (See Note 8)	2013	2,100,000	0.39
August 1, 2008 stock issuance (See Note 8)	2013	276,497	0.68
August 11, 2008 stock issuance (See Note 8)	2013	2,602,452	0.63
August 11, 2008 stock issuance (See Note 8)	2013	2,764,978	0.69
August 11, 2008 stock issuance (See Note 8)	2013	260,245	0.95

Total		36,009,298	$1.30

All warrants outstanding are exercisable at September 30, 2008 with the exception of 8.0 million warrants issued in connection with the June 2008 stock issuance, which become exercisable in December 2008, and 2.0 million warrants issued in connection with the July 2008 stock issuance, which become exercisable in January 2009.
9. Legal Proceedings
There are no legal proceedings pending against the Company as of September 30, 2008.

10. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in $000s)		(in $000s)
Revenue
United States	$77	$45	$167	$284
Germany	1	1	2	20

	$78	$46	$169	$304

Net loss
United States	$5,363	$7,722	$19,088	$21,984
Germany	727	(17)	845	440

	$6,090	$7,705	$19,933	$22,424

	September 30,	September 30,
	2008	2007
	(in $000s)
Total Assets
United States	$4,841	$3,599
Germany	69	92

	$4,910	$3,691

Long Lived Assets, net
United States	$537	$754
Germany	4	6

	$541	$760

11. Subsequent Events
On October 8, 2008, Ceplene® was granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. The approval allows Ceplene® to be marketed in the 27 member states of the European Union, as well as in Iceland, Liechtenstein and Norway.
In October 2008, Hercules, pursuant to the second amendment to the loan agreement, converted a total of approximately $0.8 million in principal amount of the Company’s senior secured loan into approximately 1.5 million shares of the Company’s common stock.

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
Overview
We are a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. Our lead product is Ceplene®, which when used concomitantly with interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. Product marketing is expected to commence in 2009.
In addition to Ceplene®, we have a portfolio of four product candidates in various stages of development: two oncology compounds, a pain product candidate for the treatment of peripheral neuropathies and another pain product candidate for the treatment of acute back pain. This portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product candidate. Our strategy is to focus our development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors.
Our cancer portfolio includes EPC2407, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with advanced solid tumors and lymphomas. We have completed our first Phase I clinical trial for EPC2407. AzixaTM (MPC-6827), an apoptosis inducer with VDA activity licensed by us to Myriad Genetics, Inc., or Myriad, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
Our most promising pain product candidate, EpiCept NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2008, we concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. We have completed enrollment in a second Phase II clinical trial of NP-1 in which we are studying its safety and efficacy in patients suffering from peripheral herpetic neuropathy, or PHN, compared to gabapentin and placebo. Top line results are expected to be announced in the first quarter of 2009. Our portfolio of pain product candidates targets moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. Our pain product candidates utilize proprietary formulations and several topical delivery technologies to administer U.S. Food and Drug Administration, or FDA, approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain.
We are subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with our ability to obtain regulatory approval for our product candidates, our ability to adequately fund our operations, dependence on collaborative arrangements, the development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with the FDA and other governmental regulations. We have yet to generate product revenues from any of our product candidates. Our operations to date have been funded principally through the proceeds from the sale of common and preferred securities, debt instruments, cash proceeds from collaborative relationships and investment income earned on cash balances and short-term investments.
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

Ceplene® was granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. None of our other drug candidates have received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that we and our collaborators’ clinical data establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborative arrangements with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.
Since inception, we have incurred significant net losses each year. Our net loss for the nine months ended September 30, 2008 was $20.0 million and we had an accumulated deficit of $190.9 million as of September 30, 2008. Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur increasing expenses over the next several years as we:
•	seek a European marketing partner in preparation for the launch and the sales of Ceplene®;

•	continue to conduct clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, and commercialize our product candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies or expand the use of our technologies;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.
Recent Events
On October 8, 2008, Ceplene® was granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. The approval allows Ceplene® to be marketed in the 27 member states of the European Union, as well as in Iceland, Liechtenstein and Norway.
In October 2008, Hercules, pursuant to the second amendment to the loan agreement, converted a total of approximately $0.8 million in principal amount of our senior secured loan into approximately 1.5 million shares of our common stock.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, stock-based compensation, contingent interest and warrant liability. Actual results could differ from those estimates.
Revenue Recognition
We recognize revenue relating to our collaboration agreements in accordance with the SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.
Our application of these standards involves subjective determinations and requires management to make judgments about the value of the individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectibility is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, we have determined that our upfront non-refundable license fees cannot be separated from our ongoing collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, do not treat them as a separate element. We recognize revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to our license with Endo, or ratably over either the development period or the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and 2) the expiration of the last EpiCept licensed patent as we do with respect to our licenses with DURECT, Myriad and GNI, Ltd., or GNI.
Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. We periodically review our estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. During 2008 we increased the estimated development period by an additional twelve months to reflect additional time required to obtain clinical data from our partner.
We will recognize milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in EITF 00-21; (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, we will recognize milestones as revenue in accordance with our accounting policy in effect for the respective contract. At the time of a milestone payment receipt, we will recognize revenue based upon the portion of the development services that are completed to date and defer the remaining portion and recognize it over the remainder of the development services on the proportional or ratable method, whichever is applicable. When payments are specifically tied to a separate earnings process, revenue will be recognized when the specific performance obligation associated with the payment has been satisfied. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements.

Stock-Based Compensation
We record stock-based compensation expense at fair value. During the nine months ended September 30, 2008 and 2007, we issued approximately 2.2 million and 1.0 million stock options, respectively, with varying vesting provisions to certain of our employees and directors. Based on the Black-Scholes valuation method (volatility — 87.5-118.0%, risk free rate — 2.96-3.34%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2008, we estimated $1.1 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 3.1 years. During each of the three months ended September 30, 2008 and 2007, we recognized total share-based compensation of approximately $0.6 million, related to the options granted during 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. During the nine months ended September 30, 2008 and 2007, we recognized total share-based compensation of approximately $2.0 million and $1.8 million, respectively, related to the options granted during 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
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
Derivatives
As a result of certain financings, derivative instruments were created that we have measured at fair value and mark to market at each reporting period. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our cost of capital, risk free rate of return, volatility in the fair value of our stock price and future foreign exchange rates of the U.S. dollar to the euro. At each reporting date, we review applicable assumptions and estimates relating to fair value and record any changes in the statement of operations.
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
In December 2007, the SEC staff issued Staff Accounting Bulletin 110, “Share-Based Payment,” (“SAB 110”) which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We adopted SAB 110 on January 1, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
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
In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 07-3 on January 1, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. We adopted FAS 159 on January 1, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements. As of September 30, 2008, we did not elect to apply the provisions of FAS 159 since we did not have financial assets or liabilities for which the fair value needed to be determined in accordance with FAS 159.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels: (i) Level 1—quoted prices in active markets for identical assets and liabilities; (ii) Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; and (iii) Level 3—unobservable inputs. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. We adopted FAS 157 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

Results of Operations
Three months ended September 30, 2008 and 2007
Revenues. During the three months ended September 30, 2008, we recognized revenue of approximately $0.1 million from the upfront licensing fees and milestone payments received from Myriad, Endo, DURECT, and GNI, and royalties with respect to acquired Maxim technology. During the three months ended September 30, 2007, we recognized revenue of approximately $46,000 from the upfront licensing fees and milestone payments received from Endo and DURECT and royalties with respect to acquired Maxim technology. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myriad, DURECT, and GNI. We recognized revenue of $23,000 and $18,000 for the three months ended September 30, 2008 and 2007, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of September 30, 2008 of $0.4 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from our licenses with Myriad, Endo, DURECT and GNI.
General and administrative expense. General and administrative expense increased by $0.2 million from $2.4 million for the three months ended September 30, 2007 to $2.6 million for the three months ended September 30, 2008. The increase was primarily attributable to a $0.5 million charge relating to the second amendment to our loan agreement with our senior secured lender. The increase was partially offset by a $0.2 million decrease in accounting, public reporting and investor relations expenses for the three months ended September 30, 2008 as compared with the same period in 2007.
Research and development expense. Research and development expense decreased by $1.9 million from $4.7 million for the three months ended September 30, 2007 to $2.8 million for the three months ended September 30, 2008. During the third quarter of 2008, our clinical efforts were focused on the completion of the clinical trials of NP-1 and preparation for the reexamination of the negative determination issued by the Committee for Medicinal Products for Human Use, the scientific committee of the European Medicines Agency, or EMEA, regarding our marketing application for Ceplene®. During the third quarter of 2007, we continued our two clinical trials of NP-1, that commenced in April, prepared our response to the EMEA regarding the Day 80 report and the Day 120 List of Questions related to the Ceplene® Marketing Authorization Application, or MAA, and continued our Phase I clinical trial of EPC 2407. During the third quarter of 2007 we also incurred a $0.4 million non-cash charge relating to the issuance of warrants in connection with the termination of a sublicense agreement with Epitome Analgesics Inc.
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
Other income (expense). Our other income (expense) consisted of the following for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
	(in $000s)
Other income (expense) consist of:
Interest expense	$(243)	$(548)
Change in value of warrants and derivatives	—	(437)
Interest income	9	23
Foreign exchange (loss) gain	(567)	242

Other expense, net	$(801)	$(720)

For the three months ended September 30, 2008, we recorded other expense, net of $0.8 million as compared to other expense, net of $0.7 million for the three months ended September 30, 2007. The $0.1 million increase in other expense, net was primarily related to a larger foreign exchange loss of $0.8 million , which was partially offset by lower interest expense of $0.3 million and a $0.4 million increase in the fair value of certain warrants and derivatives.
Nine months ended September 30, 2008 and 2007
Revenues. During the nine months ended September 30, 2008, we recognized revenue of approximately $0.2 million from the upfront licensing fees and milestone payments received from Myriad, Endo, DURECT, and GNI and royalties with respect to acquired Maxim technology. During the nine months ended September 30, 2007, we recognized revenue of approximately $0.3 million from the upfront licensing fees and milestone payments received from Endo and DURECT and royalties with respect to acquired Maxim technology. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myriad, DURECT and GNI. We recognized revenue of $43,000 for each of the nine months ended September 30, 2008 and 2007 from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of September 30, 2008 of $0.4 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Myriad, Endo, DURECT and GNI.
General and administrative expense. General and administrative expense decreased by $1.5 million, from $9.0 million for the nine months ended September 30, 2007 to $7.5 million for the nine months ended September 30, 2008. The decrease was primarily attributable to lower personnel, accounting, public reporting, director fees and investor relations expenses of $1.2 million for the nine months ended September 30, 2008 as compared to the same period in 2007, partially offset by a $0.5 million charge relating to the second amendment to our loan agreement with our senior secured lender. In addition, for the nine months ended September 30, 2007, we incurred a $0.4 million charge for liquidated damages as a result of a registration statement not being declared effective by the required date and a $0.3 million charge relating to a release and settlement agreement with our senior secured lender.
Research and development expense. Research and development expense decreased by $2.1 million from $11.7 million for the nine months ended September 30, 2007 to $9.6 million for the nine months ended September 30, 2008. The decrease was primarily attributable to lower clinical, preclinical and manufacturing expenses of $1.4 million and lower depreciation expense of $0.4 million for the nine months ended September 30, 2008 as compared to the same period in 2007. In addition, we recorded a $0.4 million non-cash charge relating to the issuance of warrants in connection with the termination of a sublicense agreement with Epitome Analgesics Inc. during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, our clinical efforts were focused on the completion of the clinical trials of NP- 1, preparation for the Oral Explanation meeting with the CHMP, the scientific committee of the EMEA, regarding the remaining outstanding issues on the MAA for Ceplene® and preparation for the reexamination of the negative determination issued by the CHMP regarding our marketing application for Ceplene®. During the nine months ended September 30, 2007, we completed preparations for and commenced clinical trials of NP-1and continued our Phase I clinical trial of EPC 2407. We also reviewed the Day 80 report and the Day 120 List of Questions related to the Ceplene MAA, and prepared our response to the EMEA.
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
Other income (expense). Our other income (expense) consisted of the following for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(in $000s)
Other income (expense) consist of:
Interest expense	$(1,094)	$(1,756)
Change in value of warrants and derivatives	113	(715)
Interest income	29	88
Loss on extinguishment of debt	(1,975)	—
Foreign exchange (loss) gain	(182)	350

Other expense, net	$(3,109)	$(2,033)

For the nine months ended September 30, 2008, we recorded other expense, net of $3.1 million as compared to other expense, net of $2.0 million for the nine months ended September 30, 2007. The $1.1 million increase in other expense, net was primarily related to a loss on extinguishment of debt of $2.0 million and a larger foreign exchange loss of $0.5 million, partially offset by lower interest expense of $0.7 million and a $0.8 million increase in the fair value of certain warrants and derivatives. On June 23, 2008, we entered into a second amendment to our senior secured term loan agreement. Under this amendment, we paid the lender, Hercules, a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, we are required to make contingent payments of $0.5 million if Ceplene® is approved, which was paid in September 2008, and $0.3 million if the primary endpoints of the NP-1 trial yields statistically significant results. We also permitted Hercules to convert up to $1.9 million of the outstanding principal balance into shares of our common stock at a price above the market price of our common stock on the date of the amendment. Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares our common stock at an exercise price of $0.41 per share. We considered this a substantial modification to the original debt agreement and we have recorded the new debt at its fair value in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification of Debt Instruments”(“EITF 96-19”). As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008.

Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any meaningful revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $190.9 million as of September 30, 2008, and we anticipate that we will incur operating losses, potentially greater than losses in prior years, in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to raise adequate financing or generate meaningful revenue in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.
The following table describes our liquidity and financial position on September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(in $000s)

Working capital deficit	$6,545	$8,208
Cash and cash equivalents	3,281	4,943
Notes and loans payable, current portion	5,068	9,553
Notes and loans payable, long term portion	300	375
Working Capital Deficit
At September 30, 2008, we had a working capital deficit of $6.5 million consisting of current assets of $3.8 million and current liabilities of $10.3 million. This represents a decrease in deficit of approximately $1.7 million from the working capital deficit of $8.2 million at December 31, 2007, consisting of current assets of $5.6 million and current liabilities of $13.8 million. The decrease in our working capital deficit was primarily attributable to reductions in our accounts payable and the current portion of our notes and loans payable. We funded our working capital deficit and the cash portion of our 2008 operating loss with the cash proceeds from the December 2007, March 2008, June 2008, July 2008, August 1, 2008 and August 11, 2008 financings. Our note payable with Hercules, which matures on April 1, 2009, contains a subjective acceleration clause and, accordingly, has been classified as a current liability as of September 30, 2008 and December 31, 2007 in accordance with FASB Technical Bulletin (“FTB”) 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements” (“FTB 79-3”).
Cash and Cash Equivalents
At September 30, 2008, our cash and cash equivalents totaled $3.3 million. At December 31, 2007, cash and cash equivalents totaled $4.9 million. Our cash and cash equivalents consist primarily of an interest-bearing money market account. On August 11, 2008, we sold approximately 5.2 million shares of common stock and warrants to purchase 2.9 million shares of common stock for gross proceeds of $4.0 million, $3.7 million net of $0.3 million in transactions costs. In addition, in consideration of the receipt of $1.3 million in connection with the exercise of all of the warrants issued in connection with our August 1, 2008 public offering, we issued to the investors in that offering new warrants to purchase up to approximately 2.8 million shares of our Common Stock. On August 1, 2008, we sold approximately 5.5 million shares of common stock and warrants to purchase 3.1 million shares of common stock for gross proceeds of $3.0 million, $2.8 million net of $0.2 million in transactions costs. In July 2008, we sold approximately 2.0 million shares of common stock and warrants to purchase 2.1 million shares of common stock for gross proceeds of $0.5 million, $0.5 million net of $50,000 in transactions costs. In June 2008, we sold approximately 8.0 million shares of common stock and warrants to purchase 8.0 million shares of common stock for gross proceeds of $2.0 million, $1.8 million net of $0.2 million in transaction costs. In March 2008, we sold approximately 5.4 million shares of common stock and warrants to purchase 2.7 million shares of common stock for gross proceeds of $5.0 million, $4.7 million net of $0.3 million in transactions costs. In December 2007, October 2007 and June 2007, we sold collectively approximately 12.7 million shares of common stock and warrants to purchase 6.5 million shares of our common stock for gross proceeds of $23.0 million. The proceeds were offset by transaction related payments of $2.3 million of financing costs. Proceeds were utilized to fund some of the cash portion of the operating loss for 2008.

Current and Future Liquidity Position
During 2007, we raised gross proceeds of $23.0 million, $20.7 net of $2.3 million in transaction costs, and in August, July, June and March 2008, we raised gross proceeds of $14.5 million, $13.5 million net of $1.0 million in transaction costs, from the sale of common stock and warrants.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	our ability to establish and maintain additional collaborative arrangements;

•	the resources, time and costs required to successfully initiate and complete our preclinical and clinical trials, obtain regulatory approvals and protect our intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•	the timing, receipt and amount of sales and royalties, if any, from potential products.
We believe that our cash at September 30, 2008 of $3.3 million plus the partial exercise of warrants issued in our August 11, 2008 public offering and interest earned on cash balances and investments will be sufficient to meet our projected operating and debt service requirements into November 2008 but will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to repay €1.5 million (approximately $1.9 million at November 6, 2008) of outstanding indebtedness that matures on December 31, 2008 and our obligations to make interest and principal payments under our secured loan from Hercules Technology Growth Capital, which is secured by a pledge of substantially all of our assets, including our intellectual property. In October 2008, Hercules converted $0.8 million of the loan balance into approximately 1.5 million shares of our common stock, which resulted in a reduction of our principal balance to $1.4 million as of November 6, 2008. We are seeking to raise, as soon as possible, additional equity capital, incur additional indebtedness or enter into collaboration and licensing agreements to enable us to continue to fund our operating and debt service requirements. There can be no assurance that such efforts will be successful, or that sufficient funds will be available on satisfactory terms. If we are not successful in obtaining additional funds by the end of November 2008, we will be required to curtail our operations, we will not be able to meet our operating and debt service requirements, and our lender will be entitled to accelerate our indebtedness and, in the case of Hercules, seek to exercise their rights and remedies under their loan and security agreement, including their right to declare an event of default, demand repayment and sell our intellectual property and other assets, which would materially and adversely affect the value of our common stock.
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
Operating Activities
Net cash used in operating activities for the first nine months of 2008 was $11.9 million as compared to $19.1 million in the first nine months of 2007. Cash was primarily used to fund our net loss for the applicable period resulting from research and development and general and administrative expenses. The 2008 net loss was partially offset by non-cash charges of $1.7 million related to the extinguishment of debt, $2.0 million of FAS 123R stock-based compensation and $0.2 million of depreciation and amortization expense. Deferred revenue increased by $3.4 million as a result of receiving a $1.0 million milestone payment from our partner, Myriad, following dosing of the first patient in a Phase II registration sized clinical trial for AzixaTM and a $2.25 million payment from our partner, Durect, following the amendment of our license agreement. This was partially offset by $0.1 million to account for the portion of the Myriad, Endo and DURECT deferred revenue recognized as revenue. The 2007 net loss was partially offset by non-cash changes of $1.8 million of FAS 123R stock-based compensation, $1.1 million of expense related to the issuance and value of warrants and $0.6 million of depreciation and amortization expense. Deferred revenue decreased by $0.1 million to account for the portion of the Endo, DURECT and GNI deferred revenue recognized as revenue.
Investing Activities
Net cash provided by investing activities for the first nine months of 2008 consisted of the release of restricted cash amounting to $0.3 million and proceeds from the sale of property and equipment amounting to $0.1 million.
Financing Activities
Net cash provided by financing activities for the first nine months of 2008 was $9.9 million. On August 11, 2008, we raised $4.0 million gross proceeds less $0.3 million in transaction related costs in connection with the issuance of common stock and warrants. On August 1, 2008, we raised $3.0 million gross proceeds less $0.2 million in transaction related costs in connection with the issuance of common stock and warrants. In July 2008, we raised $0.5 million gross proceeds less $50,000 in transaction related costs in connection with the issuance of common stock and warrants. In June 2008, we raised $2.0 million gross proceeds less $0.2 million in transaction related costs in connection with the issuance of common stock and warrants. In March 2008, we raised $5.0 million gross proceeds less $0.3 million in transaction related costs in connection with the issuance of common stock and warrants. The increase in cash provided by financing activities was partially offset by loan repayments of $4.9 million. Net cash used by financing activities for the nine months of 2007 was $5.9 million. During the first nine months of 2007, we received gross proceeds of $10.0 million less approximately $1.0 million in transaction related costs from the private placement of common stock and common stock purchase warrants that closed on July 3, 2007. We repaid the outstanding loan balance and accrued interest of approximately $1.0 million to IKB, paid $1.8 million towards our August 2006 term loan and deferred financing costs of $0.8 million.
Contractual Obligations
As of September 30, 2008, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of September 30, 2008):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$5,068	$208	$92	$—	$5,368
Interest expense	224	48	5	—	277
Operating leases	1,506	2,523	1,670	66	5,765
Other obligations	2,215	950	200	300	3,665

Total	$9,013	$3,729	$1,967	$366	$15,075

Our current commitments of debt consist of the following:
€1.5 Million Due 2008. In August 1997, our subsidiary, EpiCept GmbH entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, or tbg. This loan is referred to in this report as the “tbg I” loan. Proceeds must be directed toward research, development, production and distribution of pharmaceutical products. The tbg I loan initially bore interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the debt agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. We considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. We assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below. At the demand of tbg, additional amounts could have been due at the end of the loan term up to 30% of the loan amount, plus 6% of the principal balance of the loan for each year after the expiration of the fifth complete year of the loan period, such payments to be offset by the cumulative amount of all payments made to tbg from the annual surplus of EpiCept GmbH. We were accruing these additional amounts as additional interest up to the maximum amount due over the term of the loan.
On December 20, 2007, Epicept GmbH entered into a repayment agreement with tbg, whereby Epicept GmbH paid tbg approximately €0.2 million ($0.2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.2 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 was required to be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). Epicept GmbH considered this a substantial modification to the original debt agreement and has recorded the new debt at its fair value in accordance with EITF 96-19. Accrued interest attributable to the additional interest payments totaled $0 and $0.6 million at September 30, 2008 and 2007, respectively.
On May 14, 2008, Epicept GmbH entered into a prolongation of the repayment agreement with tbg, whereby the loan balance of €1.5 million ($2.2 million) will be repaid to tbg no later than December 31, 2008. Interest will continue to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 will continue to apply without change.
$0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at September 30, 2008 is $0.4 million.
Senior Secured Term Loan. In August 2006, we entered into a senior secured term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., or Hercules. The interest rate on the loan was initially 11.7% per year. In addition, we issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of our common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by us in December 2006 and an amendment entered into in January 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of our common stock at an exercise price of $1.46 per share. Hercules exercised 0.4 million warrants in August 2007 and had 0.5 million warrants remaining as of this date. The basic terms of the loan required monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest which commenced on April 1, 2007. Any outstanding balance of the loan and accrued interest was to be repaid on August 30, 2009. In connection with the terms of the loan agreement, we granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.
We allocated the $10.0 million in proceeds between the term loan and the warrants based on their relative fair values. We calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a debt discount. The debt discount was being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. For the nine months ended September 30, 2008 and 2007, we recognized approximately $0.1 million and $0.3 million, respectively, of non-cash interest expense related to the accretion of the debt discount. Since inception of the term loan, we recognized approximately $0.7 million of non-cash interest expense related to the accretion of the debt discount.

On May 5, 2008, we entered into the first amendment to the loan agreement. Under this agreement we paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in our bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of our common stock at an exercise price of $0.30 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Therefore, the warrants were reclassified as a liability from equity for approximately$0.4 million at the date of the amendment to the loan agreement. The value of the warrants shares were being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with EITF 00-19 and were reclassified as equity from a liability for $0.3 million. We recognized a change in the fair value of warrants and derivatives of approximately $0.1 million as a gain on the consolidated statement of operations. The warrants issued under this amendment were exercised in full during the third quarter of 2008 and zero warrants were outstanding at September 30, 2008.
On June 23, 2008, we entered into the second amendment to the loan agreement. Under this amendment, we paid Hercules a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, we are required to make contingent payments of $0.5 million resulting from the approval of Ceplene®, which was paid in September 2008, and $0.3 million if the Phase II trial for NP-1 yields statistically significant results of the primary endpoints. Hercules may, at its option, convert up to $1.9 million of the outstanding principal balance into up to 3.7 million shares of our common stock at a price of $0.515 per share. Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of our common stock at an exercise price of $0.41 per share. We considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with EITF 96-19. As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008. The warrants issued as a result of this amendment remain outstanding at September 30, 2008.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility leases in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2009. Long-term commitments under operating leases for facilities leased by Maxim and retained by EpiCept relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, California which is leased through October 2013. During 2008, we failed to make certain required lease payments when due and, as a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million.. We are now negotiating with the landlord to have the letter of credit restored for the premises located in San Diego, California. In July 2006, we terminated our lease of certain property in San Diego, California. In connection with the lease termination, we issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of September 30, 2008, we may be required to make future milestone payments, totaling approximately $3.7 million, (see note above) under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
We are also obligated to make future royalty payments to four of our collaborators under existing license agreements, based on net sales of Ceplene®, EpiCept NP-1, LidoPAIN SP and EPC2407, to the extent revenues on such products are realized. We cannot reasonably determine the amount and timing of such royalty payments and they are not included in the table above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The functional currency of our German subsidiary is the euro. As a result, we are exposed to various foreign currency risks. Our consolidated financial statements are in U.S. dollars, but a portion of our consolidated assets and liabilities is denominated in euros. Accordingly, changes in the exchange rate between the euro and the U.S. dollar will affect the translation of our German subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. We also bear the risk that interest on our euro-denominated debt, when translated from euros to U.S. dollars, will exceed our current estimates and that principal payments we make on those loans may be greater than those amounts currently reflected on our consolidated balance sheet. If the U.S. dollar depreciation to the euro had been 10% more throughout the first nine months of 2008, we estimate that our interest expense and the fair value of our euro-denominated debt would have increased by $19,000 and $0.2 million, respectively. Historically, fluctuations in exchange rates resulting in transaction gains or losses have had a material effect on our consolidated financial results. We have not engaged in any hedging activities to minimize this exposure, although we may do so in the future.
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
Item 4. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on From 10-Q, our disclosure controls and procedures are effective.
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We believe that our existing cash resources will be sufficient to meet our projected operating and debt service requirements through November 2008 but will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to make interest and principal payments under (1) our senior secured loan from Hercules, which has a balance of $1.4 million at November 6, 2008, and is secured by a pledge of substantially all of our assets, including our intellectual property and (2) our €1.5 million (approximately $1.9 million at November 6, 2008) of outstanding indebtedness that matures in December 2008. In addition, we have deferred, and may continue to defer, payments to certain of our vendors which may cause our accounts payable balance to increase. We are seeking to raise additional capital as soon as possible. However, our efforts may not be successful. If we do not raise additional funds before the end of November 2008, we will be unable to meet our operating and debt service obligations, including the payment of interest and principal on our senior secured loan. If we default on the payment of the interest or principal on our indebtedness or if our senior secured lender otherwise asserts that there has been a material adverse change in our business that constitutes an event of default, they may seek to accelerate our senior secured loan and exercise their rights and remedies under their loan and security agreement, including the sale of our property and other assets. . In addition, we may be forced to file a bankruptcy case or have an involuntary bankruptcy case filed against us, or otherwise liquidate our assets. Any of these events would materially and adversely effect our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital and could result in the termination of our collaborative and licensing arrangements. See “Risk Factors — We need to raise additional capital as soon as possible and we may not be able to do so.”
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
Due to restrictions under U.S. securities laws, we will have limited ability to utilize our existing shelf registration statement to raise additional capital for a period of approximately one year unless the market value of our common stock and warrants increases substantially, which would delay or prevent us from raising capital in public offerings. There can be no assurance that our efforts to raise additional funds will be successful, or that sufficient funds will be available on satisfactory terms. If we are not successful in obtaining additional funds prior to the end of November 2008, we will be required to curtail our operations, we will not be able to meet our operating and debt service requirements, and our lenders would likely seek to accelerate our indebtedness and, in the case of Hercules, seek to exercise their rights and remedies under their loan and security agreement, including their right to assert an event of default, demand repayment, accelerate our debt and sell our intellectual property and other assets. Any of these circumstances would materially and adversely affect our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital and could result in the termination of our collaborative and licensing arrangements.

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
Credit market volatility may affect our ability to refinance our existing debt or incur additional debt.
The credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In many cases, the markets have limited credit capacity for certain issuers, and lenders have requested more restrictive terms. The market for new debt financing is extremely limited and in some cases not available at all. If current levels of market disruption and volatility continue or worsen, we may not be able to incur additional debt, particularly convertible debt, which may require us to seek other funding sources to meet our liquidity needs. We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.
We expect that our stock price will fluctuate significantly due to external factors, which could cause the value of your investment to decline.
Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance.
Since January 30, 2007, our common stock trades on The Nasdaq Capital Market and on the OMX Nordic Exchange. From January 5, 2006 through January 29, 2007, our common stock traded on The Nasdaq National Market. Prior to January 4, 2006, our common stock did not trade on an exchange. Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market prices of the common stock and our ability to raise equity capital in the future. In particular, we have outstanding warrants to purchase approximately 36.0 million shares of our common stock, and the market price of our common stock could decline as a result of exercises or sales by our existing warrant holders in the market or the perception that these exercises or sales could occur. These exercises or sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Risks Relating to our Common Stock
Our common stock may be delisted from The Nasdaq Capital Market or the OMX Nordic Exchange, which may make it more difficult for you to sell your shares.
We received a letter from the Nasdaq Listing Qualifications Department stating that we have not regained compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of our listed securities fell below $35,000,000 for 10 consecutive trading days and we were unable to regain compliance. As a result, Nasdaq determined that our common stock will be delisted from The Nasdaq Capital Market on May 16, 2008. We appealed that determination which stayed the delisting of our common stock until the appeal is heard. In addition, we also received a letter from Nasdaq stating that we were not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock closed below the minimum of $1.00 per share requirement for 30 consecutive business days. Nasdaq requested that we also address this requirement in our appeal. The hearing for our appeal was held on June 12, 2008. On August 6, 2008, we received a determination that the Nasdaq Hearings Panel granted our request for continued listing, subject to our ability to (i) maintain a market value of listed securities above $35 million for 10 consecutive trading days, on or before August 29, 2008, (ii) comply with the requirement to maintain a minimum bid price of $1.00 per share by October 13, 2008 and (iii) comply with all requirements for continued listing on The Nasdaq Stock Market.
On August 27, 2008, we received a letter from the Nasdaq Hearings Panel stating that we maintained a market value of listed securities above $35 million for 10 consecutive trading days. On October 22, 2008, we received a letter from Nasdaq stating that given the extraordinary market conditions, Nasdaq determined on October 16, 2008 to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. As a result, all companies presently in a bid price or market value of publicly held shares compliance period will remain at that same stage of the process and will not be subject to being delisted for these concerns. However, since we had no calendar days remaining in our compliance period as of October 16th, Nasdaq stated it would determine, upon reinstatement of the rules, whether (i) we maintain a minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days, in which case we will regain compliance, or (ii) we meet The Nasdaq Capital Market initial listing criteria, except for the bid price requirement, in which case we will be granted an additional 180 calendar day compliance period. If we do not regain compliance during the specified period, we may be delisted. We may appeal a Nasdaq decision to delist our stock.
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
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submissions of Matters to Vote of Security Holders.
None.
Item 5. Other Information
On June 23, 2008, we amended certain terms in its senior secured loan agreement (the “Hercules Amendment”) with Hercules Technology Growth Capital, Inc. (“Hercules”) to provide Hercules with the right, between July 23, 2008 and December 23, 2008, to convert up to $1.9 million of the outstanding senior secured loan into shares of our common stock at a conversion price of $0.515 per share. On October 2, 2008, October 6, 2008, and October 9, 2008 Hercules, pursuant to the second Hercules Amendment, converted a total of approximately $0.8 million in principal amount of our senior secured loan into approximately 1.5 million shares of our common stock.

Nasdaq Delisting. On April 8, 2008, we announced that the Nasdaq Listing Qualifications Department notified us on April 4, 2008 that we were not in compliance with the market value requirement because the market value of our listed securities fell below $35,000,000 for ten consecutive business days (pursuant to Rule 4310(c)(3)(B) of the Nasdaq Marketplace Rules). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(C), we were provided a period of 30 calendar days, or until May 5, 2008, to regain compliance. On April 16, 2008, we received a letter from the Nasdaq Listing Qualifications Department stating that we were not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days (pursuant to Marketplace Rule 4310(c)(4)). On May 7, 2008 we were notified by the Nasdaq Listing Qualifications Department that we had not regained compliance with the continued listing requirements of The Nasdaq Capital Market. As a result, the Nasdaq Listing Qualifications Department determined that our securities were subject to delisting from The Nasdaq Capital Market. On May 14, 2008, we requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. Nasdaq requested that we also address the bid price requirement during the hearing. The hearing was held on June 12, 2008.
On August 6, 2008, we received a determination that the Nasdaq Hearings Panel granted our request for continued listing, subject to our ability to (i) maintain a market value of listed securities above $35 million for 10 consecutive trading days, on or before August 29, 2008, (ii) comply with the requirement to maintain a minimum bid price of $1.00 per share by October 13, 2008 and (iii) comply with all requirements for continued listing on The Nasdaq Stock Market. On August 27, 2008, we received a letter from the Nasdaq Hearings Panel stating that we maintained a market value of listed securities above $35 million for 10 consecutive trading days.
On October 22, 2008, we received a letter from the Nasdaq Listing Qualifications Department stating that given the extraordinary market conditions, Nasdaq determined on October 16, 2008 to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. As a result, all companies presently in a bid price or market value of publicly held shares compliance period will remain at that same stage of the process and will not be subject to being delisted for these concerns. However, since we had no calendar days remaining in our compliance period as of October 16th, Nasdaq stated it would determine, upon reinstatement of the rules, whether (i) we maintain a minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days, in which case we will regain compliance, or (ii) we meet The Nasdaq Capital Market initial listing criteria, except for the bid price requirement, in which case we will be granted an additional 180 calendar day compliance period. If we do not regain compliance during the specified period, we may be delisted.
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

Item 6. Exhibits

Number		Exhibit

3.1		Third Amended and Restated Certificate of Incorporation of Epicept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 21, 2008).

3.2		Amended and Restated Bylaws of Epicept Corporation (incorporated by reference to Exhibit 3.3 to EpiCept Corporation’s Current Report on Form 8-K filed January 9, 2006).

10.1		Securities Purchase Agreement, dated July 15, 2008 (incorporated by reference to Exhibit 10 .1 to EpiCept Corporation’s Current Report on Form 8-K dated July 16, 2008).

10.2		Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K dated July 16, 2008).

10.3		Securities Purchase Agreement, dated August 1, 2008 (incorporated by reference to Exhibit 10 .1 to EpiCept Corporation’s Current Report on Form 8-K dated August 4, 2008).

10.4		Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K dated August 4, 2008).

10.5		Securities Purchase Agreement, dated August 11, 2008 (incorporated by reference to Exhibit 10 .1 to EpiCept Corporation’s Current Report on Form 8-K dated August 12, 2008).

10.6		Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K dated August 12, 2008).

10.7		Placement Agent Agreement, dated August 11, 2008 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed August 12, 2008).

10.8
Placement Agent Agreement, dated as of May 28, 2008, as amended and restated on August 14, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed August 18, 2008).

10.9
Amendment No. 1 to License Agreement between EpiCept Corporation and DURECT Corporation, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed September 17, 2008).

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation

November 7, 2008	By:	/s/ Robert W. Cook Robert W. Cook
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number		Exhibit

3.1		Third Amended and Restated Certificate of Incorporation of Epicept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 21, 2008).

3.2		Amended and Restated Bylaws of Epicept Corporation (incorporated by reference to Exhibit 3.3 to EpiCept Corporation’s Current Report on Form 8-K filed January 9, 2006).

10.1		Securities Purchase Agreement, dated July 15, 2008 (incorporated by reference to Exhibit 10 .1 to EpiCept Corporation’s Current Report on Form 8-K dated July 16, 2008).

10.2		Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K dated July 16, 2008).

10.3		Securities Purchase Agreement, dated August 1, 2008 (incorporated by reference to Exhibit 10 .1 to EpiCept Corporation’s Current Report on Form 8-K dated August 4, 2008).

10.4		Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K dated August 4, 2008).

10.5		Securities Purchase Agreement, dated August 11, 2008 (incorporated by reference to Exhibit 10 .1 to EpiCept Corporation’s Current Report on Form 8-K dated August 12, 2008).

10.6		Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K dated August 12, 2008).

10.7		Placement Agent Agreement, dated August 11, 2008 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed August 12, 2008).

10.8
Placement Agent Agreement, dated as of May 28, 2008, as amended and restated on August 14, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed August 18, 2008).

10.9
Amendment No. 1 to License Agreement between EpiCept Corporation and DURECT Corporation, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed September 17, 2008).

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.