Form 10-K
period 2008-12-31
EPICEPT CORP
filed 2009-03-13
CIK 1208261

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
Commission File No. 000-51290
EpiCept Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
777 Old Saw Mill River Road
Tarrytown, NY 10591
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (914) 606-3500
Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
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
As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $14,138,053.
As of March 11, 2009, the registrant had 107,572,254 shares of its common stock, par value $.0001 per share, outstanding.

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
These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among others:
•	the risk that Ceplene® will not be launched in Europe in 2009 or achieve significant commercial success;

•	the risk that we are unable to find a suitable marketing partner for Ceplene® on attractive terms, a timely basis or at all;

•	the risk that any required post-approval clinical studies for Ceplene® will not be successful;

•	the risk that we will not be able to maintain our final regulatory approval or marketing authorization for Ceplene®;

•	the risks associated with the adequacy of our existing cash resources, our need to raise additional financing to continue to meet our capital needs and our ability to continue as a going concern;

•	the risks associated with our ability to continue to meet our obligations under our existing debt agreements or that we may default on our loans or that our lenders may declare us in default;

•	the risk that our securities may be delisted by The Nasdaq Capital Market or the OMX Nordic Exchange;

•	the risk that Myriad’s development of Azixa™ will not be successful;

•	the risk that Azixa™ will not receive regulatory approval or achieve significant commercial success;

•	the risk that we will not receive any significant payments under our agreement with Myriad;

•	the risk that clinical trials for NP-1 or Crinobulin (EPC 2407) will not be successful

•	the risk that NP-1 or Crinobulin (EPC 2407) will not receive regulatory approval or achieve significant commercial success;

•	the risk that our other product candidates that appeared promising in early research and clinical trials do not demonstrate safety and/or efficacy in larger-scale or later stage clinical trials;

•	the risks associated with dependence upon key personnel;

•	the risks associated with reliance on collaborative partners and others for further clinical trials, development, manufacturing and commercialization of our product candidates;

•	the cost, delays and uncertainties associated with our scientific research, product development, clinical trials and regulatory approval process;

•	our history of operating losses since our inception;

•	the highly competitive nature of our business;

•	risks associated with litigation;

•	risks associated with our ability to protect our intellectual property; and

•	the other factors described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

ITEM 1. BUSINESS
We are a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. Our strategy is to focus our development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. Our lead product is Ceplene®, which when used concomitantly with interleukin-2, or IL-2, is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. Marketing of Ceplene® is expected to commence in Europe in 2009. In December 2008, we received permission to proceed with a New Drug Submission, or NDS, filing for Ceplene® with Health Canada for the treatment of AML in Canada and in January 2009, we received permission to proceed with a New Drug Application, or NDA, filing with the United States Food and Drug Administration, or FDA. In addition to Ceplene®, we have two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. We believe this portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product candidate.
Our cancer portfolio includes Crinobulin, or EPC2407, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. We have completed our first Phase I clinical trial for Crinobulin. AzixaTM, an apoptosis inducer with VDA activity licensed by us to Myriad Genetics, Inc., or Myriad, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain.
Our late-stage pain product candidate, EpiCeptTM NP-1 Cream, which we refer to as NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2008, we concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. In January 2009, we concluded a second Phase II clinical trial of NP-1 in which we studied its safety and efficacy in patients suffering from post-herpetic neuralgia, or PHN, compared to gabapentin and placebo. Both studies support the advancement of NP-1 into a registration-sized trial. NP-1 utilizes a proprietary formulation to administer FDA approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain, targeting pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface.
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
Cancer usually forms as a tumor. However, some cancers, like leukemia, do not form tumors. Instead, these cancer cells involve the blood and blood-forming organs and circulate through other tissues where they grow. Often, cancer cells travel to other parts of the body where they begin to grow and replace normal tissue. Different types of cancer can behave very differently. For example, lung cancer and breast cancer are very different diseases. They grow at different rates and respond to different treatments. That is why people with cancer need treatment that is aimed at their particular kind of cancer. The risk of developing most types of cancer can be reduced by changes in a person’s lifestyle, for example, by quitting smoking and following a better diet. The sooner a cancer is found and treatment begins, the better are the chances for long term survival.
Ceplene®
Ceplene®, generically named histamine dihydrochloride, is our proprietary product approved for the remission maintenance and prevention of relapse in adult patients with AML in first remission. Ceplene® is to be administered in conjunction with low-dose IL-2 and is designed to protect lymphocytes responsible for immune-mediated destruction of residual leukemic cells. Ceplene®reduces the formation of oxygen radicals from phagocytes, inhibiting nicotinamide adenine dinucleotide phosphate-oxidase, or NADPH oxidase, and protecting IL-2-activated Natural Killer cells, or NK-cells, and Thymus cells, or T-cells. These two kinds of cells, NK-cells and T-cells, possess an ability to kill and support the killing of cancer cells and virally infected cells.
In October 2008, we received a full marketing authorization from the European Commission, or EU, for Ceplene®. The approval allows Ceplene® to be marketed in the 27 member states of the EU, as well as in Iceland, Liechtenstein and Norway. The approval by the European Commission is based, in part, on the results of the pivotal 320-patient Phase III trial for Ceplene® in conjunction with IL-2. The primary result of this trial was that treatment with Ceplene/IL-2 significantly reduced the occurrence of relapse among AML patients in complete remission. The improvement of long-term leukemia-free survival in patients receiving Ceplene/IL-2 exceeded 50%. Moreover, Ceplene® was well tolerated in this patient population and conferred an acceptable risk benefit profile for AML patients.
Ceplene was designated as an orphan medicinal product in the EU on April 11, 2005 for the treatment of AML. As a result of its designation as an Orphan Medical Product, we have been granted 10 years of market exclusivity in the EU for Ceplene®. As part of receiving marketing authorization under Exceptional Circumstances for Ceplene®, we were required to perform two post-approval clinical studies. This was condensed into a single clinical study. The first part of the study will seek to further elucidate the clinical pharmacology of Ceplene® by assessing certain biomarkers in AML patients in first remission. The second part of the study will assess the effect of Ceplene/IL-2 on the development of minimal residual disease in the same patient population.
We have also advanced our efforts to gain approval for Ceplene® as a remission maintenance treatment for AML patients in North America. In December 2008, we received permission to proceed with a NDS filing for Ceplene® with Health Canada for the treatment of AML in Canada. In January 2009, we received permission to proceed with a NDA filing with the FDA for the treatment of AML in the United States.
AML is the most deadly and most common type of acute leukemia in adults. There are approximately 40,000 AML patients in the EU, with 16,000 new cases occurring each year. Additionally, there are approximately 13,000 new cases of AML and 9,000 deaths caused by this cancer each year in the United States. Once diagnosed with AML, patients typically receive induction and consolidation chemotherapy, with the majority achieving complete remission. However, about 70-80% of patients who achieve first complete remission will relapse, with the median time in remission before relapse with current treatments being only 12 months. Less than 15% of relapsed patients survive long-term.

Crinobulin (EPC2407)
Crinobulin is a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. Crinobulin has shown promising vascular targeting activity with potent anti-tumor activity in pre-clinical in vitro and in vivo studies. The molecule has been shown to induce tumor cell apoptosis and selectively inhibit growth of proliferating cell lines, including multi-drug resistant cell lines. Murine models of human tumor xenografts demonstrated Crinobulin inhibits growth of established tumors of a number of different cancer types. In preclinical tumored animal models, combination therapy has demonstrated synergistic activity.
In November 2004, two publications appeared in Molecular Cancer Therapeutics discussing Crinobulin, a journal of the American Association of Cancer Research ( “Discovery and mechanism of action of a novel series of apoptosis inducers with potential vascular targeting activity”, Kasibhatla, S., Gourdeau, H., Meerovitch, K., Drewe, J., Reddy, S., Qiu, L., Zhang, H., Bergeron, F., Bouffard, D., Yang, Q., Herich, J., Lamothe, S., Cai, S. X., Tseng, B., Mol. Cancer Ther. 2004 vol. 3 pp. 1365-1374; and “Antivascular and antitumor evaluation of 2-amino-4-(3-bromo-4,5-dimethoxy-phenyl)-3-cyano-4H-chromenes, a novel series of anticancer agents”, Henriette Gourdeau, Lorraine Leblond, Bettina Hamelin, Clemence Desputeau, Kelly Dong, Irenej Kianicka, Dominique Custeau, Chantal Boudreau, Lilianne Geerts, Sui-Xiong Cai, John Drewe, Denis Labrecque, Shailaja Kasibhatla, and Ben Tseng, Mol. Cancer Ther. 2004 vol. 3 pp.1375-1384). The manuscripts characterize Crinobulin as a potent caspase activator demonstrating vascular targeting activity and potent antitumor activity in pre-clinical in vitro and in vivo studies. Crinobulin appeared highly effective in mouse tumor models, producing tumor necrosis at doses that correspond to only 25% of the maximum tolerated dose, or MTD. Moreover, in combination treatment, Crinobulin significantly enhanced the antitumor activity of cisplatin/taxane, resulting in tumor-free animals.
In October 2007, we completed a Phase I clinical trial for Crinobulin. We successfully identified the MTD of Crinobulin in the Phase I study. The MTD was below the dose which produced the expected toxicity based on preclinical studies at higher doses. Crinobulin was administered as a single agent in increasing doses to small cohorts of patients with solid tumors. A total of seventeen patients were enrolled in the study. The drug was tested in a variety of cancer types including melanoma, prostate, lung, breast, colon, and pancreatic cancers. The study, which was initiated in December 2006, was conducted at three cancer centers in the United States. In addition to determining the MTD of Crinobulin, the primary objective of the study was to determine the pharmacokinetic profile of the drug. In 2008, we enrolled additional patients into the study, lengthening the infusion period of the drug in order to increase the MTD. Results from the studies will help characterize the pharmacodynamic effects on tumor blood flow and potentially identify early signs of objective anti-tumor response as measured by computed axial tomography, or CT scans, magnetic resonance imaging, or MRI, or positron emission tomography, or PET scan, in advanced cancer patients with well vascularized solid tumors. A Phase Ib study of Crinobulin in combination with other chemotherapeutic agents is expected to commence in the first half 2009.
AzixaTM (MPC6827)
AzixaTM is a compound discovered from our ASAP, or Anti-cancer Screening Apoptosis Platform, drug discovery platform and licensed to Myriad Genetics for clinical development. AzixaTM demonstrated a broad range of anti-tumor activities against many tumor types in various animal models as well as activity against different types of multi-drug resistant cell lines. The Phase I clinical testing was conducted by Myriad, on patients with solid tumors with a particular focus on brain cancers or brain metastases due to the pharmacologic properties of AzixaTM in pre-clinical animal studies that indicated higher drug levels in the brain than in the blood. Myriad reported in the third quarter of 2006 that a MTD had been reached for AzixaTM and that they had seen evidence of tumor regression at doses less than the MTD in some patients. In March 2007, Myriad initiated two Phase II registration-sized clinical trials for AzixaTM in patients with primary brain cancer and in patients with melanoma that has spread to the brain. The trials are designed to assess the safety profile of AzixaTM and the extent to which it can improve the overall survival of these patients. In March 2008, we received a milestone payment of $1.0 million upon dosing of the first patient in a Phase II registration-sized clinical trial.

ASAP (Anti-cancer Screening Apoptosis Platform)
Using chemical genetics and our proprietary high-throughput cell-based screening technology, we can effectively identify new cancer drug candidates and molecular targets with the potential to induce apoptosis selectively in cancer cells. Our screening technology is particularly versatile, since it can adapt its assays for use in a wide variety of primary cells or cultured cancer cell lines. We call this platform technology ASAP, which is an acronym for Anti-cancer Screening Apoptosis Platform. The technology can monitor activation of caspases inside living cells and is versatile enough to measure caspase activity across multiple cell types including cancer cells, primary immune cells, cell lines from different organ systems or genetically engineered cells. This allows us to find potential drug candidates that are selective for specific cancer types, permitting the ability to focus on identifying potential cancer-specific drugs that will have increased therapeutic benefit and reduced toxicity or for immunosuppressive agents selective for activated B/T cells. Our high-throughput screening capabilities allow us to screen approximately 30,000 compounds per day. To date, this program has identified more than 40 in vitro lead compounds with potentially novel mechanisms that induce apoptosis in cancer cells. Four lead oncology candidates, two in Phase I/II clinical programs and two in pre-clinical, are being developed independently or through strategic collaborations. The assays underlying the screening technology are protected by issued United States patents.
In January 2009, we discontinued our drug discovery activity in order to direct our resources toward the registration of Ceplene® in North America and clinical development programs. We plan to offer our proprietary ASAP drug discovery technology for sale or partnering to an interested party.
Peripheral Neuropathy
Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system. The peripheral nervous system includes nerves that run from the brain and spinal cord to the rest of the body. According to Business Insight’s study “The Pain Market Outlook to 2011” published in June 2006, peripheral neuropathy affects over 15 million people in the United States and is associated with conditions that injure peripheral nerves, including herpes zoster, or shingles, diabetes, HIV/AIDS and other diseases. It can also be caused by trauma or may result from surgical procedures. Peripheral neuropathy is usually first felt as tingling and numbness in the hands and feet. Symptoms can be experienced in many ways, including burning, shooting pain, throbbing or aching. Peripheral neuropathy can cause intense chronic pain that, in many instances, is debilitating.
Post-herpetic neuralgia, or PHN, is one type of peripheral neuropathic pain associated with herpes zoster, or shingles, which exists after the rash has healed. According to Datamonitor, PHN affects over 100,000 people in the United States each year. PHN causes pain on and around the area of skin that was affected by the shingles rash. Most people with PHN describe their pain as “mild” or “moderate.” However, the pain can be severe in some cases. PHN pain is usually a constant, burning or gnawing pain but can be an intermittent sharp or stabbing pain. Current treatments for PHN have limited effectiveness, particularly in severe cases and can cause significant adverse side effects. One of the initial indications for our NP-1 product candidate is for the treatment of peripheral neuropathy in PHN patients.
Painful diabetic peripheral neuropathy, or DPN, is common in patients with long-standing Type 1(juvenile) and Type 2 (adult onset) diabetes mellitus. An estimated 18.2 million people have diabetes mellitus in the United States. The prevalence of neuropathy approaches 50% in those with diabetes mellitus for greater than 25 years. Specifically, the lifetime incidence of DPN is 11.6% and 32.1% for Type 1 and 2 diabetes, respectively. Common symptoms of DPN are sharp, stabbing, burning pain, or allodynia, which is pain to light touch, with numbness and tingling of the feet and sometimes the hands.
Various drugs are currently used in the treatment of DPN. These include tricyclic antidepressants, or TCA’s, such as amitriptyline, anticonvulsants such as gabapentin, serotonin and norepinephrine re-uptake inhibitors (e.g., duloxetine), and opioids (e.g., oxycodone). Unfortunately, the use of these drugs is often limited by the extent of the pain relief provided and the occurrence of significant central nervous system, or CNS, side effects such as dizziness, somnolence, and confusion. Because of its limited systemic absorption into the blood, NP-1 topical cream potentially fulfills the unmet need for a safe, better tolerated, and effective agent for painful DPN.
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

EpiCeptTM NP-1. NP-1 is a prescription topical analgesic cream containing a patented formulation of two FDA-approved drugs, amitriptyline, which is a widely-used antidepressant, and ketamine, an NMDA antagonist that is used as an intravenous anesthetic. NP-1 is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies. Since each of these ingredients has been shown to have significant analgesic effects and because NMDA (N-methyl-D-aspartic acid) antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe the combination is a good candidate for the development of a new class of analgesics. We believe that NP-1 can be used in conjunction with orally delivered analgesics, such as gabapentin.
NP-1 is an odorless, white vanishing cream that is applied twice daily and is quickly absorbed into the applied area. We believe the topical delivery of its patented combination represents a fundamentally new approach for the treatment of pain associated with peripheral neuropathy. In addition, we believe that the topical delivery of our product candidate will significantly reduce the risk of adverse side effects and drug to drug interactions associated with the systemic delivery of the active ingredients. The results of our clinical trials to date have demonstrated the safety of the cream for use for up to one year and a potent analgesic effect in subjects with both post-herpetic neuralgia and other types of peripheral neuropathy, such as those with diabetic, traumatic and surgical causes.
Current Clinical Initiatives. In January 2009, we completed a Phase IIb, multi-center, randomized, placebo controlled trial in approximately 360 patients evaluating the analgesic properties and safety of NP-1 cream in patients with PHN. This trial compared the efficacy and safety of NP-1 against both gabapentin, the leading drug prescribed for this indication, and placebo. The first primary endpoint was the change in pain intensity over the four week duration of the trial. The data demonstrated that NP-1 achieved statistically significant superior efficacy compared with placebo (p=0.024). An additional primary endpoint, to demonstrate that NP-1 was not inferior to gabapentin in reducing pain, was also met. A key secondary endpoint measured in the trial from a responder analysis indicated that 63% of patients in the NP-1 treatment arm achieved a reduction in pain scores of at least 30%, significantly higher than that of patients in the placebo arm (p=0.033). Top-line results further indicate that NP-1 achieved a superior safety profile when compared with gabapentin, especially with regard to dizziness and somnolence, as evaluated by the reporting of adverse events.
In February 2008, we completed a Phase II clinical trial in 215 patients suffering from DPN. The results of this double-blind, placebo-controlled study demonstrated that the primary endpoint, the difference in changes in pain intensity between NP-1 and placebo over the four week duration of the trial, nearly reached statistical significance (p=0.0715). The analgesic benefits of NP-1 continued to build over time during the course of the study. Key secondary endpoints measured in the trial from a responder analysis indicate that 60% of patients in the NP-1 treatment arm achieved a reduction of pain scores of at least 30% compared with 48% of patients in the placebo arm (p=0.076). In addition, 33% of patients in the NP-1 treatment arm achieved a reduction in pain scores of at least 50% compared with 21% of patients in the placebo arm (p=0.078). All pain scores measured trended in favor of the NP-1 treated patients over the placebo group, indicative of an analgesic effect in this type of peripheral neuropathic pain. We concluded that preliminary data derived from the trial support the continued study of NP-1 in late-stage pivotal clinical trials.
In the third quarter of 2007, the National Cancer Institute, or NCI, initiated a multicenter, randomized, placebo-controlled clinical trial in approximately 400 patients evaluating the effects of NP-1 cream in treating patients suffering from chemotherapeutic induced peripheral neuropathy, also known as CPN. CPN may affect 50% of women undergoing treatment for breast cancer. A common therapeutic agent for the treatment of advanced breast cancer is paclitaxel, and as many as 80% of the patients with advanced breast cancer experience some signs and symptoms of CPN, such as burning, tingling pain associated sometimes with mild muscular weakness, after high dose paclitaxel administration. The study is being conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program, or CCOP.
Our Strategic Alliances
Myriad
We licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad in 2003. Under the terms of the agreement, we granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. We also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement required Myriad to make research payments to us totaling $3 million which was paid and recognized as revenue prior January 4, 2006. Assuming the successful commercialization of the compound for the treatment of cancer, we are also eligible to receive up to $24.0 million upon the achievement of certain milestones and the successful commercialization of compounds for treatment of cancer as well as a royalty on product sales. In March 2007, Myriad initiated Phase II clinical trials for AzixaTM (MPC6827), a MX90745 series compound. In March 2008, we received a milestone payment of $1.0 million following dosing of the first patient in these trials.

Durect
In December 2006, we entered into a license agreement with DURECT Corporation (“DURECT”), pursuant to which we granted DURECT the exclusive worldwide rights to certain of our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, we received a $1.0 million upfront payment. In September 2008, we amended our license agreement with DURECT. Under the terms of the amended agreement, we granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT.
Manufacturing
We have no in-house manufacturing capabilities. We intend to outsource all of our manufacturing activities for the foreseeable future. We believe that this strategy will enable us to direct operational and financial resources to the development of our product candidates rather than diverting resources to establishing a manufacturing infrastructure.
We have entered into arrangements with qualified third parties for the formulation and manufacture of our clinical supplies and commercial products. We intend to enter into additional written supply agreements in the future and are currently in negotiations with several potential suppliers. We generally purchase our supplies from current suppliers pursuant to purchase orders. We plan to use a single, separate third party manufacturer for each of our product candidates for which we are responsible for manufacturing. In some cases, the responsibility to manufacture product, or to identify suitable third party manufacturers, may be assumed by our licensees. We cannot assure you that our current manufacturers can successfully increase their production to meet full commercial demand. We believe that in most cases there are several manufacturing sources available to us, including our current manufacturers, which can meet our commercial supply requirements on commercially reasonable terms. We will continue to look for and secure the appropriate manufacturing capabilities and capacity to ensure commercial supply at the appropriate time.
Sales and Marketing
We do not currently have internal sales or marketing capabilities. In order to commercially market Ceplene® or any of our product candidates, if we obtain regulatory approval, we must either develop an internal sales and marketing infrastructure or collaborate with third parties with sales and marketing expertise. We have retained full rights to commercialize Ceplene®, NP-1 and Crinobulin worldwide. In addition, we have granted Myriad exclusive worldwide commercialization rights, with rights to sublicense, for AzixaTM. We will likely market our products in international markets outside of North America through collaborations with third parties. We intend to make decisions regarding internal sales and marketing of our product candidates on a product-by-product and country-by-country basis.
Intellectual Property
Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and drug candidates as well as successfully defending these patents against third-party challenges. We have various compositions of matter and use patents, which have claims directed to our product candidates or their methods of use. Our patent policy is to retain and secure patents for the technology, inventions and improvements related to our core portfolio of product candidates. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position.
The following is a summary of the patent position relating to our three in-house product candidates:
Ceplene® — The intellectual property protection surrounding our histamine technology includes 24 U.S. patents issued or allowed, with the term for the latest one expiring in February 2023. Patents issued or pending in the international markets concern specific therapeutic areas or manufacturing. Claims include the therapeutic administration of histamine or any H2 receptor agonist in the treatment of cancer, infectious diseases and other diseases, either alone or in combination therapies, the novel synthetic method for the production of pharmaceutical-grade histamine dihydrochloride, the mechanism of action including the binding receptor and pathway, and the rate and route of administration.

Crinobulin — The intellectual property protection regarding this compound is covered by two issued U.S. patents , with the latest one expiring in May 2022 and one application pending covering the composition and uses of this compound and structurally related analogs. Additional foreign patent applications are pending in major pharmaceutical markets outside the United States.
EpiCeptTM NP-1 — We own a U.S. patent with claims directed to a formulation containing a combination of amitriptyline and ketamine, which can be used as a treatment for the topical relief of pain, including neuropathic pain, that expires in August 2021. We also have a license to additional patents, which expire in September 2015 and May 2018, and which have claims directed to topical uses of tricyclic antidepressants, such as amitriptyline, and NMDA antagonists, such as ketamine, as treatments for relieving pain, including neuropathic pain.
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
Epitome/Dalhousie
In August 1999, we entered into a sublicense agreement with Epitome Pharmaceuticals Limited under which we were granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia that were licensed to Epitome by Dalhousie University. These and other patents cover the combination treatment consisting of amitriptyline and ketamine in NP-1. This technology has been incorporated into NP-1. In July 2007, we converted the sublicense agreement previously established with Epitome Pharmaceuticals Limited, related to NP-1, into a direct license with Dalhousie University. Under this new arrangement, we gained more favorable terms, including a lower maintenance fee obligation and reduced royalty rate on future product sales.
We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. We are obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. We are obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or an NDA for NP-1 is filed with the FDA, otherwise Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. The sublicense agreement with Epitome terminated in July 2007. During 2008, 2007 and 2006, we paid Epitome a fee of $0.3 million, $0.3 million and $0, respectively and will be required to pay a fee of $0.3 million in 2009 if the agreement with Dalhousie remains in effect. During 2008, we paid Dalhousie a maintenance fee of $0.4 million. During 2007, we paid Dalhousie a signing fee of $0.3 million, a maintenance fee of $0.4 million and a milestone payment of $0.2 million upon the dosing of the first patient in a Phase III clinical trial for NP-1. These payments were expensed to research and development.

Shire Biochem
In March 2004 and as amended in January 2005, we entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem, Inc., formerly known as BioChem Pharma, Inc., who had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreements, Shire BioChem agreed to assign and/or license to us rights it owned under or shared under its oncology research program. The agreement requires that we provide Shire BioChem a portion of any sublicensing payments we receive if we relicense the series of compounds, and make milestone payments to Shire BioChem totaling up to $26 million, assuming the successful commercialization of a compound for the treatment of a cancer indication, as well as pay a royalty on product sales. At December 31, 2008, we accrued a license fee expense of $0.6 million upon the commencement of a Phase I clinical trial for Crinobulin in 2006.
Hellstrand
In October 1999, we entered into a royalty agreement with Dr. Kristoffer Hellstrand under which we have an exclusive license to certain patents for Ceplene® configured for the systemic treatment of cancer, infectious diseases, autoimmune diseases and other medical conditions. We previously paid Dr. Hellstrand $1 million. In addition, we owe a royalty of 1% of net sales. At December 31, 2008, no royalties have been paid.
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
Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to potential legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.
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

Foreign Regulation
Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the United States typically are administered with the three-phase sequential process that is discussed above under “Government Regulation — United States.” However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.
Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is required for oncology products and is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all member states. This authorization is a marketing authorization application, or MAA. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure.
In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators.
Corporate Information
We were incorporated in Delaware in March 1993. We have two wholly-owned subsidiaries, EpiCept GmbH, based in Munich, Germany, which is engaged in research and development activities on our behalf and Maxim Pharmaceuticals, Inc. which we acquired in January 2006. Our principal executive offices are located at 777 Old Saw Mill River Road, Tarrytown, NY, and our telephone number is (914) 606-3500. Our website address is www.epicept.com. Our website, and the information contained in our website, is not a part of this annual report.
Employees
As of March 11, 2009, our workforce consists of 20 full-time employees and one part-time employee, seven of whom hold a Ph.D. or M.D., and one of whom holds another advanced degree. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that our relations with our employees are good.
Research and Development
Since our inception, we have made substantial investments in research and development. In the years ended December 31, 2008, 2007 and 2006, we incurred research and development expenses of $12.6 million, $15.3 million and $15.7 million, respectively.
Availability of SEC Filings
We have filed reports, proxy statements and other information with the SEC. Copies of our reports, proxy statements and other information may be inspected and copied at the public reference facilities maintained by the SEC at SEC Headquarters, Public Reference Section, 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements and other information regarding us. The address of the SEC website is http://www.sec.gov. We will also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge available through our website at www.epicept.com as soon as reasonably practicable after filing electronically such material with the SEC. Copies are also available, without charge, from EpiCept Corporation, 777 Old Saw Mill River Road, Tarrytown, NY, 10591.

ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors described below as well as the other information contained in this Annual Report before buying shares of our common stock. If any of the following risks or uncertainties occurs, our business, financial conditions and operating results could be materially and adversely affected. As a result, the trading price of our common stock could decline and you may lose all or a part of your investment in our common stock.
Risks Relating to our Financial Condition
We have limited liquidity and, as a result, may not be able to meet our obligations.
We believe that our existing cash resources, together with the proceeds received from the issuance in February 2009 of 7.5556% convertible subordinated notes due 2014, will be sufficient to meet our projected operating and debt service requirements into the fourth quarter of 2009 but may not be sufficient to meet our obligations thereafter. If our anticipated revenues from the sales of Ceplene® in Europe do not meet our expectations and we do not raise additional funds during the fourth quarter of 2009, we will be unable to meet our obligations, which would materially and adversely affect our business, financial condition, results of operations, the value of our securities and our ability to raise capital and could result in the termination of our collaborative and licensing arrangements.
Our indebtedness is significant and could have a material adverse effect on our business.
We have a significant amount of indebtedness. As of December 31, 2008, we had $3.6 million in notes and loans payable. As of the date hereof, we have approximately $12 million in loans payable and long-term debt outstanding, of which $10 million is convertible into our common stock.
Our significant indebtedness may:
•	increase our vulnerability to general adverse economic, competitive and industry conditions;
•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes on satisfactory terms or at all;
•	require us to dedicate a portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the funds available to us for operations and any future business opportunities;
•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•	limit our planning flexibility for, or ability to react to, changes in our business and the industries in which we operate;
•	limit our ability to adjust to changing market conditions; and
•	place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.
Any one or more of these consequences could have a material adverse effect on our business and results of operations.
We have a history of losses and have never generated revenue from product sales and we expect to incur substantial losses in the future.
We have incurred significant losses since our inception, and we expect that we will experience net losses and negative cash flow for the foreseeable future. Since our inception in 1993, we have incurred significant net losses in each year. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative costs associated with our operations. Our net loss for the fiscal year ended December 31, 2008 and 2007 was $25.4 and $28.7 million, respectively. As of December 31, 2008 and 2007, our accumulated deficit was $196.2 and $170.8 million, respectively. We may never generate sufficient net revenue to achieve or sustain profitability.

We expect to continue to incur significant expenses over the next several years as we:
•	continue to conduct clinical trials for Ceplene® and our product candidates;
•	seek regulatory approvals for Ceplene® and our product candidates;
•	develop, formulate and commercialize Ceplene® and our product candidates;
•	implement additional internal controls and reporting systems and further develop our corporate infrastructure;
•	acquire or in-license additional products or technologies or expand the use of our technologies; and
•	maintain, defend and expand the scope of our intellectual property.
We expect that we will have large fixed expenses in the future, including significant expenses for research and development and general and administrative expenses. We will need to generate significant revenues to achieve and maintain profitability. If we cannot successfully develop, obtain regulatory approvals for and commercialize our product candidates, we will not be able to generate significant revenue from product sales or achieve profitability in the future. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels.
We may not be able to continue as a going concern.
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and as a result our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2008, which is included herein, with respect to this uncertainty. We will need to generate significant revenue from the sale of Ceplene® or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.
Credit market volatility may affect our ability to refinance our existing debt or incur additional debt.
The credit markets have been experiencing extreme volatility and disruption for several months. Recently, the volatility and disruption have reached unprecedented levels. In many cases, the markets have limited credit capacity for certain issuers and lenders have requested more restrictive terms. The market for new debt financing is extremely limited and in some cases not available at all. If current levels of market disruption and volatility continue or worsen, we may not be able to refinance our notes or incur additional debt, particularly convertible debt, which may require us to seek other funding sources to meet our liquidity needs. We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.
Our quarterly financial results are likely to fluctuate significantly, which could have an adverse effect on our stock price.
Our quarterly operating results will be difficult to predict and may fluctuate significantly from period to period, particularly because we are a relatively small company and we have not generated any meaningful revenue to date. The level of our revenues and expenses and our results of operations at any given time could fluctuate as a result of any of the following factors:
•	research and development expenses incurred and other operating expenses;
•	results of our clinical trials;
•	our ability to obtain regulatory approval for our product candidates;

•	our ability to achieve milestones under our strategic relationships on a timely basis or at all;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	our ability to establish and maintain a productive sales force;
•	demand and pricing of any of our products;
•	physician and patient acceptance of our products;
•	levels of third-party reimbursement for our products;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological and market developments;
•	litigation involving patents, licenses or other intellectual property rights; and
•	product failures or product liability lawsuits.
With the exception of Ceplene®, we have not yet obtained regulatory approval for any of our product candidates. In addition, we do not manufacture products or conduct sales and marketing activities. Consequently, it is difficult to make any predictions about our future success, viability or profitability based on our historical operations. It is also difficult to predict the timing of the achievement of various milestones under our strategic relationships. In addition, our operating expenses may continue to increase as we develop product candidates and build commercial capabilities. Accordingly, we may experience significant quarterly losses.
Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.
We have had limited operating activities, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Our activities to date have been limited to organizing and staffing our operations, acquiring, developing and securing our technology, licensing product candidates, and undertaking preclinical and clinical studies and clinical trials. With the exception of Ceplene®, we have not yet demonstrated an ability to obtain regulatory approval, manufacture products or conduct sales and marketing activities. Consequently, it is difficult to make any predictions about our future success, viability or profitability based on our historical operations.
In 2009, we may be required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 and obtain an attestation of our internal controls and procedures, which, if a material weakness exists, could adversely impact our ability to report our consolidated financial results accurately and on a timely basis.
We may be required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2009, which requires annual management assessments of the effectiveness of our internal control over financial reporting and an attestation to, and testing and assessment of, our internal control over financial reporting by our independent registered public accounting firm. For 2008, our internal controls and procedures were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report. There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We may not be able to maintain the effectiveness of our internal control over financial reporting in the future.

Clinical and Regulatory Risks
Other than the marketing authorization for Ceplene® in the European Union, we currently have no products approved for sale and we cannot guarantee you that we will ever obtain regulatory approval for such other product candidates, which could delay or prevent us from being able to generate revenue from product sales.
Other than the marketing authorization for Ceplene® in the European Union, we currently have no products approved for sale and we cannot guarantee you that we will ever obtain regulatory approval for our other product candidates. All of our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA, European Medicines Agency for the Evaluation of Medicinal Products, or EMEA, and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. The FDA, EMEA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. Despite the fact we received the marketing authorization for Ceplene® in the European Union, we may not receive regulatory approval outside of the European Union, including in the United States or Canada. The FDA, EMEA and similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMEA or similar international regulators may also require additional testing for safety and efficacy. Any failure or delay in obtaining these approvals could prohibit or delay us from marketing product candidates. If our other product candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these product candidates and we may not generate revenues from the commercial sale of any of our products.
To obtain regulatory approval for our other product candidates, we or our partners must conduct extensive human tests, which are referred to as clinical trials, as well as meet other rigorous regulatory requirements. Satisfaction of all regulatory requirements typically takes many years and requires the expenditure of substantial resources.
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
We may not be able to obtain regulatory approval in the United States for Ceplene®, our lead product candidate, which could delay or prevent us from being able to generate revenue from sales of Ceplene®, and require additional expenditures.
None of our products has received regulatory approval in the United States. In January 2009, the U.S. FDA indicated that we have the necessary pivotal data to file a NDA for Ceplene® in conjunction with IL-2 as a remission maintenance treatment of AML. At a pre-NDA meeting, the FDA provided guidance that it would accept the clinical data along with other analyses, some of which had been submitted as part of the Ceplene® Marketing Authorization Application, which was approved in Europe in October 2008. At the pre-NDA meeting, the FDA requested that we provide additional information to the submission package. The requested information includes statistical data further supporting the incremental effectiveness of Ceplene® given in conjunction with low-dose IL-2 and data showing the lack of significant efficacy of IL-2 as a monotherapy for remission maintenance of AML. The FDA also requested data supporting Leukemia-Free Survival as an appropriate endpoint in the pivotal Phase III study for Ceplene®, as compared with Overall Survival.
We may not be successful in our efforts to obtain a marketing approval from the FDA. In the event we do not obtain marketing approval, we may appeal, but such an appeal may not be successful. A negative decision would also delay or prevent us from generating revenue from product sales of Ceplene® in the United States for the foreseeable future and may require us to conduct additional costly and time-consuming clinical trials.

The FDA may also require additional testing for safety and efficacy. Any failure or delay in obtaining these approvals could prohibit or delay us from marketing product candidates. If our product candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these product candidates, and we may not generate revenues from the commercial sale of any of our products in the U.S.
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
We may not be able to maintain European Union regulatory approval for Ceplene®, our lead product candidate, which could delay or prevent us from being able to generate revenue from sales of Ceplene® and require additional expenditures.
Ceplene® is our lead product candidate and our only product candidate currently under regulatory consideration. In July 2008, the European Committee for Medicinal Products for Human Use, or CHMP, of the EMEA recommended that Ceplene® be granted full marketing authorization under the provision of Exceptional Circumstances for the remission maintenance and prevention of relapse in patients with AML in first remission. In October 2008, Ceplene® was granted full marketing authorization by the European Commission, which allows Ceplene® to be marketed in the 27 member states of the European Union, as well as in Iceland, Liechtenstein and Norway. Ceplene® is to be administered in conjunction with low-dose interleukin-2 (IL-2). As part of granting the marketing authorization under Exceptional Circumstances, we have agreed to perform two post-approval clinical studies. One of the studies seeks to further elucidate the clinical pharmacology of Ceplene® by assessing certain biomarkers in AML patients in first remission. The other study will assess the effect of Ceplene®/IL-2 on the development of minimal residual disease in the same patient population. We may not receive a positive outcome in one or both of these studies, and our marketing authorization in the European Union may be terminated. A negative outcome or terminated marketing authorization would delay or prevent us from generating revenue from product sales of Ceplene® and may require us to conduct additional costly and time-consuming clinical trials. There is no assurance that we will be able to maintain governmental regulatory approvals to market Ceplene® in Europe. If we are unable to maintain regulatory approval to market Ceplene® in Europe, our business, financial condition and results of operations would be materially and adversely affected.
If we receive regulatory approval, our marketed products will also be subject to ongoing FDA and/or foreign regulatory agency obligations and continued regulatory review, and if we fail to comply with these regulations, we could lose approvals to market any products, and our business would be seriously harmed.
Following initial regulatory approval of any of our product candidates, we will be subject to continuing regulatory review, including review of adverse experiences and clinical results that are reported after our products become commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our product candidates will also be subject to periodic review and inspection by the FDA or foreign regulatory agencies. If a previously unknown problem or problems with a product, manufacturing or laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our manufacturers will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or our manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:
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
Any regulatory approval we receive for our product candidates will be limited to those indications and conditions for which we are able to show clinical safety and efficacy.
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
Our lead product candidate, Ceplene®, which when used concomitantly with interleukin-2, is only intended for remission maintenance therapy in the treatment of AML for adult patients in their first complete remission. Any other indications or uses of Ceplene® would require additional regulatory approval.
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
Even though Ceplene® was granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission, we may not be able to effectively market and sell Ceplene®. Our strategy for commercializing Ceplene® currently anticipates that we will enter into collaborative arrangements with one or more pharmaceutical companies that have product development resources and expertise, established distribution systems and direct sales forces to successfully market Ceplene® in the European Union. If so, we will be reliant on one or more of these strategic partners to generate revenue on our behalf.
We expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as we attempt to market and sell Ceplene®. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ deficit. We anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be dependent on the successful commercialization of Ceplene®. If we are unable to generate significant revenue from Ceplene®, or attain profitability, we may not be able to sustain our operations.
We may not be successful in marketing and selling Ceplene® in Europe, or may be delayed in doing so, in which case we would not receive revenue or royalties on the timeframe and to the extent that we currently anticipate.
Ceplene® may fail to achieve market acceptance, which could harm our business.
Even though Ceplene® was granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission, physicians may choose not to prescribe this product, and third-party payers may choose not to pay for it. Accordingly, we may be unable to generate significant revenue or become profitable.
Acceptance of Ceplene® will depend on a number of factors including:
•	acceptance of Ceplene® by physicians and patients as a safe and effective treatment;
•	availability of reimbursement for our product from government or healthcare payors;
•	cost effectiveness of Ceplene®;
•	the effectiveness of our and/or collaboration partners’ sales and marketing efforts;
•	relative convenience and ease of administration;
•	safety and efficacy;
•	prevalence and severity of side effects; and
•	availability of competitive products.
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
Our strategy for developing, manufacturing and commercializing potential product candidates in multiple therapeutic areas currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies that have product development resources and expertise, established distribution systems and direct sales forces to advance our development programs and reduce our expenditures on each development program and market any products that we may develop. We have formed a strategic alliance with Myriad with respect to the MX90745 series of apoptosis-inducer anti-cancer compounds and with DURECT for our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. We may not be able to negotiate additional strategic alliances on acceptable terms, or at all.
We may rely on collaborative partners to market and sell Ceplene® in international markets. We have not yet entered into any collaborative arrangements with respect to marketing or selling Ceplene® with the exception of agreements relating to Australia, New Zealand and Israel. We cannot assure you that we will be able to enter into any such arrangements on terms favorable to us, or at all.

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
We do not currently operate manufacturing facilities for our product candidates. We lack the resources and the capabilities to manufacture any of our product candidates. We currently rely on one or more contract manufacturers for each product candidate to supply, store and distribute drug supplies for our clinical trials. Any performance failure or delay on the part of our existing manufacturers could delay clinical development or regulatory approval of our product candidates and commercialization of our drugs, producing additional losses and depriving us of potential product revenues.
If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, the product will need to be manufactured in larger quantities. Some of our product candidates have been manufactured in only small quantities for preclinical and clinical trials. In those case, our third party manufacturers may not be able to successfully increase their manufacturing capacity in a timely or economical manner, or at all. We may be forced to identify alternative or additional third party manufacturers, which may prove difficult because the number of potential manufacturers is limited and the FDA must approve any replacement contractor prior to manufacturing our products. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. If we are unable to successfully increase the manufacturing capacity for a drug candidate in a timely and economical manner, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply, both of which may have an adverse effect on our business.
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
Our ability to commercialize any products successfully will depend in part on the extent to which reimbursement will be available from governmental and other third-party payors, both in the United States and in foreign markets. The amount reimbursed for our products may be insufficient to allow them to compete effectively with products that are reimbursed at a higher level. If the price we are able to charge for any product we develop is inadequate in light of our development costs, our profitability would be reduced.
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
Risks Relating to Our Business and Industry
Our failure to attract and retain skilled personnel could impair our product development and commercialization efforts.
Our success is substantially dependent on our continued ability to attract, retain and motivate highly qualified management, scientific and technical personnel and our ability to develop and maintain important relationships with leading institutions, clinicians and scientists. We are highly dependent upon our key management personnel, particularly John V. Talley, our President and Chief Executive Officer, Robert W. Cook, our Senior Vice President and Chief Financial Officer, Dr. Stephane Allard, our Chief Medical Officer and Dr. Dileep Bhagwat, our Senior Vice President, Pharmaceutical Development. We are also dependent on certain scientific and technical personnel. The loss of the services of any member of senior management, or scientific or technical staff may significantly delay or prevent the achievement of product development, commercialization and other business objectives. Messrs. Talley and Cook have entered into employment agreements with us. However, either of them may decide to voluntarily terminate his employment with us. We do not maintain key-man life insurance on any of our employees.
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
We will compete with Pfizer and Endo in the treatment of neuropathic pain. There are also many companies, both publicly and privately held, including well-known pharmaceutical companies and academic and other research institutions, engaged in developing pharmaceutical products for the treatment of life-threatening cancers and diseases.
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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. In addition, changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents.
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•	we might not have been the first to make the inventions covered by each of its pending patent applications and issued patents, and we could lose our patent rights as a result;
•	we might not have been the first to file patent applications for these inventions or our patent applications may not have been timely filed, and we could lose our patent rights as a result;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	it is possible that none of our pending patent applications will result in issued patents;
•	our issued patents may not provide a basis for commercially viable drugs or therapies, may not provide us with any protection from unauthorized use of our intellectual property by third parties, and may not provide us with any competitive advantages;
•	our patent applications or patents may be subject to interference, opposition or similar administrative proceedings;
•	we may not develop additional proprietary technologies that are patentable; or
•	the patents of others may have an adverse effect on our business.
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

We cannot assure you that any of our product candidates does not infringe the intellectual property of others. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their technology, we could face a number of issues that could increase its costs or have a negative impact on its business, including:
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
In April 2008, we received a letter from the Nasdaq Listing Qualifications Department stating that we had not regained compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of our listed securities at that time was below $35,000,000 for 10 consecutive trading days and we were unable to regain compliance. As a result, Nasdaq determined that our common stock would be delisted from The Nasdaq Capital Market on May 16, 2008. We appealed that determination which stayed the delisting of our common stock. In addition, we also received a letter from Nasdaq stating that we were not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock closed below the minimum of $1.00 per share requirement for 30 consecutive business days. Nasdaq requested that we also address this requirement in our appeal. The hearing for our appeal was held on June 12, 2008. On August 6, 2008, we received a determination that the Nasdaq Hearings Panel granted our request for continued listing, subject to our ability to (i) maintain a market value of listed securities above $35 million for 10 consecutive trading days, on or before August 29, 2008, (ii) comply with the requirement to maintain a minimum bid price of $1.00 per share by October 13, 2008 and (iii) comply with all requirements for continued listing on The Nasdaq Stock Market.

On August 27, 2008, we received a letter from the Nasdaq Hearings Panel stating that we maintained a market value of listed securities above $35 million for 10 consecutive trading days. On October 22, 2008, we received a letter from Nasdaq stating that given the extraordinary market conditions, Nasdaq determined on October 16, 2008 to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. On December 23, 2008 that suspension period was extended until April 20, 2009. As a result, all companies presently in a bid price or market value of publicly held shares compliance period will remain at that same stage of the process and will not be subject to being delisted for these concerns. However, since we had no calendar days remaining in our compliance period as of October 16th, Nasdaq stated it would determine, upon reinstatement of the rules, whether (i) we maintained a minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days, in which case we will regain compliance, or (ii) we met The Nasdaq Capital Market initial listing criteria, except for the bid price requirement, in which case we will be granted an additional 180 calendar day compliance period. If we do not regain compliance during the specified period, we may be delisted. We may appeal any Nasdaq decision to delist our stock.
We have also received a notice from the OMX Nordic Exchange that our common stock has been moved to the observation segment effective June 2, 2008 due to the fact that there is a material adverse uncertainty regarding our financial situation. The delisting of our common stock by The Nasdaq Capital Market may result in the delisting of our common stock on the OMX Nordic Exchange in Sweden and the delisting of our common stock on The Nasdaq Capital Market or the OMX Nordic Exchange would adversely affect the market price and liquidity of our common stock and warrants, your ability to sell your shares of our common stock and our ability to raise capital.
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
Since January 30, 2007, our common stock trades on The Nasdaq Capital Market and on the OMX Nordic Exchange. From January 5, 2006 through January 29, 2007, our common stock traded on The Nasdaq National Market. Prior to January 4, 2006, our common stock did not trade on an exchange. Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market prices of the common stock and our ability to raise equity capital in the future. In particular, as of March 11, 2009 we have outstanding warrants to purchase approximately 36.0 million shares of our common stock, and the market price of our common stock could decline as a result of exercises or sales by our existing warrant holders in the market or the perception that these exercises or sales could occur. These exercises or sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
If securities or industry analysts do not publish research or reports about us, if they change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who covers us downgrades our stock or if our operating results do not meet their expectations, our stock price could decline.
Future sales of common stock may cause our stock price to fall.
As of March 11, 2009, we have outstanding and exercisable warrants to purchase approximately 4.1 million shares of our common stock with an exercise price of $0.39 — $0.41. We also have a significant number of warrants outstanding with exercise prices ranging from $0.63 — $1.88 that are currently exercisable. The market price of our common stock could decline as a result of exercises or sales by our existing warrant holders and stockholders in the market or the perception that these exercises or sales could occur. These sales might also make it more difficult for us to sell equity securities or convertible debt securities at a time and price that we deem appropriate.

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the listing requirements of The Nasdaq Capital Market and the OMX Nordic Exchange. The obligations of being a public company require significant additional expenditures and place additional demands on our management as we comply with the reporting requirements of a public company. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year that remain unresolved.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is traded on both The Nasdaq Capital Market and the OMX Nordic Exchange under the symbol “EPCT.” The following table sets forth the range of high and low bid prices per share for the common stock as reported on The Nasdaq Capital Market during the periods indicated. Prior to January 4, 2006, all of our common stock, par value $.0001 per share, was privately held. We have never declared or paid dividends on our common stock and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

	Price Range
	High	Low
For Year Ended December 31, 2008
First Quarter	$1.59	$0.50
Second Quarter	0.62	0.24
Third Quarter	1.01	0.22
Fourth Quarter	0.98	0.44

	Price Range
	High	Low
For Year Ended December 31, 2007
First Quarter	$1.85	$1.37
Second Quarter	4.89	1.71
Third Quarter	2.30	1.50
Fourth Quarter	1.99	1.25
The high and low bid prices for the Common Stock during the first quarter of 2009 (through March 11, 2009) were $0.51 and $0.86, respectively. The closing price on March 11, 2009 was $0.53.

Performance Graph
The following graph and table compare the cumulative total return of our common stock, the Nasdaq Biotechnology Index and the AMEX Biotechnology Index, as described below, for the period beginning January 4, 2006 (the date we became a public company) and ending December 31, 2008, assuming an initial investment of $100 and the reinvestment of any dividends. We obtained the information reflected in the graph and table from independent sources we believe to be reliable, but we have not independently verified the information.

	Total Return
Name	January 5, 2006	December 31, 2008
EpiCept	100%	7.53%
AMEX Biotechnology Index	100%	96.36%
The Nasdaq Biotechnology Index	100%	93.55%
Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006(1)	2005	2004
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$265	$327	$2,095	$828	$1,115

Operating expenses:
General and administrative	9,599	11,759	14,242	5,783 (5)	4,408
Research and development	12,623	15,312	15,675	1,846	1,785
Acquired in-process research and development	—	—	33,362	—	—

Total operating expenses	22,222	27,071	63,279	7,629	6,193

Loss from operations	(21,957)	(26,744)	(61,184)	(6,801)	(5,078)
Other expense, net	(3,422)	(1,945)	(4,269)	(698)	(2,806)

Loss before (expense)/benefit for income taxes	(25,379)	(28,689)	(65,453)	(7,499)	(7,884)
Income tax (expense)/benefit	(3)	(4)	—	284	275

Net loss	(25,382)	(28,693)	(65,453)	(7,215)	(7,609)
Deemed dividend and redeemable convertible preferred stock dividends	—	—	(8,963)	(1,254)	(1,404)

Loss attributable to common stockholders	$(25,382)	$(28,693)	$(74,416)	$(8,469)	$(9,013)

Basic and diluted loss per common share(2)	$(0.41)	$(0.79)	$(3.07)	$(4.95)	$(5.35)

Weighted average shares outstanding(2)	62,057,132	36,387,774	24,232,873	1,710,306	1,683,199

	As of December 31,
	2008	2007		2006(1)		2005		2004
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$790	$4,943		$14,097		$403		$1,254
Working capital (deficit)	(8,535)	(8,208	)(3)	(4,481	)(3)	(19,735	)(6)	(4,953)
Total assets	2,271	7,398		18,426		2,747		2,627
Long-term debt	277	375		447		4,705		11,573
Redeemable convertible preferred stock	—	—		—		26,608		25,354
Accumulated deficit	(196,231)	(170,849)		(142,156	)(4)	(67,740)		(59,292)
Total stockholders’ deficit	(17,730)	(14,177)		(9,373)		(60,122)		(52,379)

(1)	On January 4, 2006, we completed our merger with Maxim Pharmaceuticals, Inc.

(2)	On January 4, 2006, there was a one-for-four reverse stock split. All prior periods have been retroactively adjusted to reflect the reverse stock split.

(3)	Our debt owed to Hercules of $7.3 million and $10.0 million at December 31, 2007 and 2006, respectively, which matures on April 1, 2009 contains a subjective acceleration clause and accordingly has been classified as a current liability in accordance with Financial Accounting Standard Board, or FASB, Technical Bulletin 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements.”

(4)	Includes the in-process research and development of $33.4 million acquired upon the completion of our merger with Maxim Pharmaceuticals, Inc. on January 4, 2006 and the beneficial conversion features of $8.6 million related to the conversion of certain of our notes outstanding and preferred stock into our common stock and from certain anti-dilution adjustments to our preferred stock as a result of the exercise of the bridge warrants.

(5)	Includes $1.7 million write off of initial public offering costs.

(6)	As of December 31, 2005, debt of approximately $11.5 million was due within 12 months and as a result it was classified as a current liability.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. Our strategy is to focus our development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. Our lead product is Ceplene®, which when used concomitantly with interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. Marketing of Ceplene® is expected to commence in Europe in 2009. In December 2008, we received permission to proceed with a New Drug Submission filing for Ceplene® with Health Canada for the treatment of AML in Canada and in January 2009, we received permission to proceed with a New Drug Application, or NDA, filing with the United States Food and Drug Administration, or FDA. In addition to Ceplene®, we have two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. We believe this portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product candidate.
Our cancer portfolio includes Crinobulin, or EPC2407, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. We have completed our first Phase I clinical trial for Crinobulin. AzixaTM, or MPC-6827, an apoptosis inducer with VDA activity licensed by us to Myriad Genetics, Inc., or Myriad, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
Our late-stage pain product candidate, EpiCeptTM NP-1 Cream, which we refer to as NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2008, we concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. In January 2009, we concluded a second Phase II clinical trial of NP-1 in which we studied its safety and efficacy in patients suffering from post-herpetic neuralgia, or PHN, compared to gabapentin and placebo. Both studies support the advancement of NP-1 into a registration-sized trial. NP-1 utilizes a proprietary formulation to administer FDA approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain, targeting pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface.
We are subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with our ability to obtain regulatory approval for our product candidates, our ability to adequately fund our operations, dependence on collaborative arrangements, the development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with the FDA and other governmental regulations. We have yet to generate product revenues from any of our product candidates. We have financed our operations primarily through the proceeds from the sale of common stock, warrants, debt instruments, cash proceeds from collaborative relationships and investment income earned on cash balances and short-term investments.
Ceplene® has been granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. None of our other drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that we and our collaborators’ clinical data establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborative arrangements with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses, and to date we have not generated any meaningful revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $196.2 million as of December 31, 2008. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:
•	seek a European marketing partner in preparation for the launch and the sales of Ceplene®;
•	apply for marketing approval in the U.S., Canada, and other countries;
•	continue to conduct clinical trials for our product candidates;
•	seek regulatory approvals for our product candidates;
•	develop, formulate, and commercialize our product candidates;
•	implement additional internal systems and develop new infrastructure;
•	acquire or in-licenses additional products or technologies or expand the use of our technologies;
•	maintain, defend and expand the scope of our intellectual property; and
•	hire additional personnel.
We believe that our existing cash and cash equivalents, together with the proceeds from the sale of convertible notes and common stock purchase warrants in February 2009, will be sufficient to fund our operations into the fourth quarter 2009.
We have two wholly-owned subsidiaries, Maxim, based in San Diego, California, and EpiCept GmbH, based in Munich, Germany, which are engaged in research and development activities on our behalf. In January 2009, we discontinued our drug discovery activities at our facility in San Diego.
The Nasdaq Capital Market Listing
In April 2008, we received a letter from the Nasdaq Listing Qualifications Department stating that we had not regained compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of our listed securities at that time was below $35,000,000 for 10 consecutive trading days and we were unable to regain compliance. As a result, Nasdaq determined that our common stock would be delisted from The Nasdaq Capital Market on May 16, 2008. We appealed that determination which stayed the delisting of our common stock. In addition, we also received a letter from Nasdaq stating that we were not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock closed below the minimum of $1.00 per share requirement for 30 consecutive business days. Nasdaq requested that we also address this requirement in our appeal. The hearing for our appeal was held on June 12, 2008. On August 6, 2008, we received a determination that the Nasdaq Hearings Panel granted our request for continued listing, subject to our ability to (i) maintain a market value of listed securities above $35 million for 10 consecutive trading days, on or before August 29, 2008, (ii) comply with the requirement to maintain a minimum bid price of $1.00 per share by October 13, 2008 and (iii) comply with all requirements for continued listing on The Nasdaq Stock Market.
On August 27, 2008, we received a letter from the Nasdaq Hearings Panel stating that we maintained a market value of listed securities above $35 million for 10 consecutive trading days. On October 22, 2008, we received a letter from Nasdaq stating that given the extraordinary market conditions, Nasdaq determined on October 16, 2008 to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. On December 23, 2008 that suspension period was extended until April 20, 2009. As a result, all companies presently in a bid price or market value of publicly held shares compliance period will remain at that same stage of the process and will not be subject to being delisted for these concerns. However, since we had no calendar days remaining in our compliance period as of October 16th, Nasdaq stated it would determine, upon reinstatement of the rules, whether (i) we maintained a minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days, in which case we will regain compliance, or (ii) we met The Nasdaq Capital Market initial listing criteria, except for the bid price requirement, in which case we will be granted an additional 180 calendar day compliance period. If we do not regain compliance during the specified period, we may be delisted. We may appeal any Nasdaq decision to delist our stock.

We have also received a notice from the OMX Nordic Exchange that our common stock has been moved to the observation segment effective June 2, 2008 due to the fact that there is a material adverse uncertainty regarding our financial situation. The delisting of our common stock by The Nasdaq Capital Market may result in the delisting of our common stock on the OMX Nordic Exchange in Sweden and the delisting of our common stock on The Nasdaq Capital Market or the OMX Nordic Exchange would adversely affect the market price and liquidity of our common stock and warrants, your ability to sell your shares of our common stock and our ability to raise capital.
Recent Events
In February 2009, we repaid the remaining principal amount and all fees due under our $10.0 million senior secured loan.
In February 2009, we received net proceeds of approximately $15.6 million from the public offering of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 11.1 million shares of our common stock at an exercise price of $1.035 per share. As of March 11, 2009, a total of $15.0 million principal aggregate amount of the convertible subordinated notes were converted into approximately 16.7 million shares of our common stock.
In February 2009, we received notice from John F. Bedard, a member of our board of directors, of his resignation from the board due to family reasons.
In January 2009, we received permission to proceed with a NDA filing for Ceplene® with the FDA.
In January 2009, we announced positive results from our Phase IIb, randomized, double blind, placebo controlled non-inferiority trial of our prescription topical analgesic NP-1 cream in patients with post-herpetic neuralgia (PHN). This trial met its primary endpoints and demonstrated a favorable safety profile compared with gabapentin.
In January 2009, we announced that we are discontinuing our drug discovery activities and implementing an approximate 65% reduction in our workforce. We expect to incur one-time charges during 2009 of approximately $2.5 million in connection with the closing of our San Diego facility.
Financial Update
Since inception, we have incurred significant net losses each year. Our net loss for the years ended December 31, 2008 and 2007 was $25.4 million and $28.7 million, respectively, and we had an accumulated deficit of $196.2 million as of December 31, 2008. Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur increasing expenses over the next several years as we:
•	prepare for the commercial launch of Ceplene®;
•	apply for marketing approval of Ceplene® in the U.S., Canada and other countries;
•	continue to conduct clinical trials for our product candidates;
•	seek regulatory approvals for our product candidates;
•	develop, formulate, and commercialize our product candidates;
•	implement additional internal systems and develop new infrastructure;
•	acquire or in-license additional products or technologies or expand the use of our technologies;
•	maintain, defend and expand the scope of our intellectual property; and
•	hire additional personnel.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments affecting the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this annual report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, stock-based compensation, contingent interest, warrant liability and the costs of the exit plan related to the merger with Maxim. Actual results could differ from those estimates.
Revenue Recognition
We recognize revenue relating to our collaboration agreements in accordance with the SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” (“EITF 00-21”). Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.
Our application of these standards involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectibility is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, we have determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, do not treat them as a separate element. We recognize revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to our license with Endo, or ratably over either the development period or the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and (2) the expiration of the last EpiCept licensed patent as we do with respect to our license with DURECT, Myriad and GNI, Ltd., or GNI.
Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. We periodically reviews our estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. During each of the years 2008 and 2007 we increased the estimated development period by an additional twelve months to reflect additional time required to obtain clinical data from our partner.
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

Royalty Expense
Upon receipt of marketing approval and commencement of commercial sales, some of which may not occur for several years, we will owe royalties to licensors of certain patents generally based upon net sales of the respective products. Under a license agreement with respect to NP-1, we are obligated to pay royalties based on annual net sales derived from the products incorporating the licensed technology. Under a license agreement with respect to Crinobulin, we are required to provide a portion of any sublicensing payments we receive if we relicense the series of compounds or make milestone payments, assuming the successful commercialization of the compound by us for the treatment of a cancer indication, as well as pay a royalty on product sales. Under a royalty agreement with respect to Ceplene®, we are obligated to pay royalties based on annual net sales derived from the products incorporating the licensed technology. In each case, our royalty obligation ends the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and (2) the expiration of the last EpiCept licensed patent.
Stock-Based Compensation
We record stock-based compensation expense at fair value in accordance with the Financial Accounting Standards Board, or FASB, issued FAS 123R, "Share-Based Payment”, or FAS 123R. We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of FAS 123R and interpreted by an SEC issued Staff Accounting Bulletin No. 107, or SAB 107. In accordance with SAB 107, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. Due to limited Company specific historical volatility data, we have based our estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than our actual volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
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
Accounting for stock-based compensation granted by us requires fair value estimates of the equity instrument granted or sold. If our estimate of the fair value of stock-based compensation is too high or too low, it will have the effect of overstating or understating expenses. When stock-based grants are granted in exchange for the receipt of goods or services, we estimate the value of the stock-based compensation based upon the value of our common stock.
During the years 2008 and 2007, we issued approximately 2.2 million and 1.0 million stock options, respectively, with varying vesting provisions to certain of our employees and directors. Based on the Black-Scholes valuation method (volatility — 87.5% -118.0%, risk free rate — 2.96% — 3.34%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2008, we estimated $1.1 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 3.0 years. During years 2008 and 2007, we recognized total share-based compensation of approximately $2.2 million and $2.4 million, related to the options granted during 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.

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
Deferred Financing
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. These costs are capitalized and amortized on the effective interest method over the life of the applicable financing.
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
Foreign Exchange Gains and Losses
We have a 100%-owned subsidiary in Germany, EpiCept GmbH, that performs certain research and development activities pursuant to a research collaboration agreement. EpiCept GmbH has generally been unprofitable since its inception. Its functional currency is the euro. The process by which EpiCept GmbH’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period and balance sheet asset and liability accounts are translated at end of period exchange rates. Translation of the balance sheet in this manner affects the stockholders’ deficit account, referred to as the cumulative translation adjustment account. This account exists only in EpiCept GmbH’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.
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
Ceplene® has been granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. None of our other drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that we and our collaborators’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.
Results of Operations
Years Ended December 31, 2008 and 2007
Revenues. During each of the years 2008 and 2007, we recognized revenue of approximately $0.3 million from prior upfront licensing fees and milestone payments received from Endo, DURECT and GNI, Ltd. and royalties with respect to certain technology. We recognized revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP. During 2008 and 2007, we recorded revenue from Endo of $32,000 and $0.2 million, respectively. In December 2006, we received an upfront license fee payment of $1.0 million from DURECT. We recognize revenue from our agreement with DURECT on a straight line basis over the life of the last to expire patent. During each of the years 2008 and 2007 we recognized deferred revenue of approximately $0.1 relating to our agreement with DURECT. During each of the years 2008 and 2007, we also recognized revenue of $43,000 from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of December 31, 2008 of $0.5 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Endo, DURECT and GNI, Ltd.
General and administrative expense. General and administrative expense decreased by 18%, or $2.2 million, to $9.6 million for 2008 from $11.8 million in 2007. The overall decrease in administrative expense can be attributed to a cost reduction effort implemented in 2008. For 2008, stock-based compensation charges amounted to $1.8 million, or a decrease of $0.3 million from 2007. In addition, our accounting and public reporting expense decreased $0.9 million and our personnel, investor relations, insurance and other administrative expenses decreased $1.0 million for 2008 as compared to the same period in 2007.
Research and development expense. Research and development expense decreased by 18%, or $2.7 million, to $12.6 million for 2008 from $15.3 million for 2007. The decrease was primarily attributable to lower clinical, preclinical and manufacturing expenses totaling $1.7 million and lower depreciation expense of $0.5 million in 2008 as compared to the same period in 2007. In addition, we recorded a $0.4 million non-cash charge relating to the issuance of warrants in connection with the termination of a sublicense agreement with Epitome Analgesics Inc., or Epitome, in 2007. Finally, our license fees decreased by approximately $0.2 million during 2008, compared to 2007 primarily as a result of terminating our sub-license agreement with Epitome and entering into a direct license agreement with Dalhousie (see “License Agreements”).
During 2008, our clinical activity decreased as we concluded our clinical trials for NP-1 and our Phase I clinical trial for EPC 2407. Our main focus was on the preparation for the Oral Explanation meeting with the CHMP, the scientific committee of the EMEA, regarding the remaining outstanding issues on the MAA for Ceplene® and preparation for the reexamination of the negative determination issued by the CHMP regarding our marketing application for Ceplene®. During 2007, our clinical activity was focused on completing the preparation for the clinical trials of NP-1, two of which commenced in April 2007, and the continuation of our Phase I clinical trial of EPC 2407. We received and reviewed the Day 80 report, the Day 120 List of Questions Report and the Day 150 List of Questions Report related to the Ceplene® MAA, and prepared our response to the EMEA.

For the years ended December 31, 2008 and 2007, we incurred the following research and development expense:

	2008	2007
	(in thousands)
Direct Expenses:
Ceplene®	$2,004	$1,922
NP-1	2,584	3,912
Crinobulin	908	1,367
Other projects	357	510

	5,853	7,711

Indirect Expenses:
Staffing	3,855	3,750
Other indirect	2,915	3,851

	6,770	7,601

Total Research & Development	$12,623	$15,312

Direct expenses consist primarily of fees paid to vendors and consultants for services related to preclinical product development, clinical trials, and manufacturing of the respective products. We generally maintain few fixed commitments; therefore, we have flexibility with respect to the timing and magnitude of a significant portion of our direct expenses. Indirect expenses are those expenses we incur that are not allocated by project, which consist primarily of the salaries and benefits of our research and development staff and related premises.
Other income (expense), net. Our other income (expense), net consisted of the following for the years ended December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Other income (expense), net consist of:
Interest expense	$(1,266)	$(2,287)
Change in value of warrants and derivatives	113	(794)
Interest income	33	113
(Loss) gain on extinguishment of debt	(1,975)	493
Foreign exchange (loss) gain	(327)	530

Other expense, net	$(3,422)	$(1,945)

During 2008, we recorded other expense, net of $3.4 million as compared to other expense, net of $2.0 million during 2007. The $1.5 million increase in other expense, net was primarily related to a loss on extinguishment of debt of $2.0 million and a larger foreign exchange loss of $0.9 million, partially offset by lower interest expense of $1.0 million and a $0.9 million increase in the fair value of certain warrants and derivatives. On June 23, 2008, we entered into a second amendment to our senior secured term loan agreement. Under this amendment, we paid the lender, Hercules, a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, we were required to make contingent payments of $0.5 million if Ceplene® is approved in Europe which was paid in September 2008, and $0.3 million if the primary endpoints of the NP-1 trial yields statistically significant results, which was paid in February 2009 as a result of receiving statistically significant results in January 2009. We also permitted Hercules to convert up to $1.9 million of the outstanding principal balance into shares of our common stock at a price above the market price of our common stock on the date of the amendment. Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares our common stock at an exercise price of $0.41 per share. We considered this a substantial modification to the original debt agreement and we have recorded the new debt at its fair value in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification of Debt Instruments"(“EITF 96-19”). As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008. In 2007, we recorded a $0.5 million gain on extinguishment of debt relating to the repayment agreement with tbg (see “Contractual Obligations”).

Income Taxes. Income tax expense for the years ended December 31, 2008 and 2007 was $3,000 and $4,000, respectively. As of December 31, 2008 and 2007, we had federal net operating loss carryforwards, or NOLs, of $87.4 and $72.8 million, state NOLs of $95.6 and $77.6 million, and foreign NOLs of $14.7 and $13.6 million respectively, available to reduce future taxable income. Our federal and state NOLs will begin to expire after 2012 through 2028. In 2007 we determined that an ownership change occurred under Section 382 of the Internal Revenue Code. As a result, the utilization of our net operating loss carryforwards and other tax attributes will be limited to approximately $1.6 million per year. We also determined that we were in a Net Unrealized Built-in Gain position (for purposes of Section 382) at the time of the ownership change, which increases our annual limitation through 2011 by approximately $2.9 million per year. Accordingly, we have reduced our net operating loss carryforwards and research and development tax credits to the amount that we estimate that we will be able to utilize in the future, if we are profitable, considering the above limitations. In accordance with FAS 109, “Accounting for Income Taxes,” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with these deferred tax assets at December 31, 2008 and 2007.
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
Research and development expense. Research and development expense decreased by $0.4 million to $15.3 million for 2007 from $15.7 million for 2006. During 2007, our clinical activity increased significantly as we completed preparation for the clinical trials of NP-1, two of which commenced in April, and continued our Phase I clinical trial of EPC 2407. Consulting expenses also increased significantly as we received and reviewed the Day 80 report, the Day 120 List of Questions Report and the Day 150 List of Questions Report related to the Ceplene® MAA, and prepared our response to the EMEA. The increase in clinical activity and consulting expense during the year ended December 31, 2007 was offset by a reduction in preclinical activity. During 2006, our research and development efforts concentrated on preparing EPC 2407 for an IND filing and commencement of clinical trials, the continuation of our Phase III clinical trial for LidoPAIN SP, and preparation of the Ceplene® MAA filing with the EMEA. Stock-based compensation and depreciation expense declined by $0.4 million during 2007 compared 2006. We recorded a $0.4 million non-cash charge relating to the issuance of warrants in connection with the termination of a sublicense agreement with Epitome Analgesics Inc. during 2007. Finally, our license fees increased by approximately $0.7 million during 2007, compared to 2006 primarily as a result of terminating our sub-license agreement with Epitome and entering into a direct license agreement with Dalhousie (see “License Agreements”).

For the years ended December 31, 2007 and 2006, we incurred the following research and development expense:

	2007	2006
	(in thousands)
Direct Expenses:
Ceplene	$1,922	$1,673
Epicept NP-1	3,912	1,733
Crinobulin	1,367	2,582
Other projects	510	1,155

	7,711	7,143

Indirect Expenses:
Staffing	3,750	3,644
Other indirect	3,851	4,888

	7,601	8,532

Total Research & Development	$15,312	$15,675

Direct expenses consist primarily of fees paid to vendors and consultants for services related to preclinical product development, clinical trials, and manufacturing of the respective products. We generally maintains few fixed commitments; therefore, we have flexibility with respect to the timing and magnitude of a significant portion of our direct expenses. Indirect expenses are those expenses we incur that are not allocated by project, which consist primarily of the salaries and benefits of our research and development staff.
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
License Agreements
On December 20, 2006, we entered into a license agreement with DURECT, pursuant to which we granted DURECT the exclusive worldwide rights to certain of our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, we received a $1.0 million payment. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT. As of December 31, 2008, we recorded inception to date revenue of $0.2 million related to this license agreement.
In December 2003, we entered into a license agreement with Endo under which we granted Endo (and its affiliates) the exclusive (including as to us and our affiliates) worldwide right to commercialize LidoPAIN BP. We also granted Endo worldwide rights to certain of our other patents used by Endo in the development of certain Endo products, including Lidoderm®, Endo’s topical lidocaine-containing patch, for the treatment of chronic lower back pain. We remain responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. Upon the execution of the Endo agreement, we received a payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method, and we may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both our LidoPAIN BP product candidate and Endo’s own back pain product candidate, so long as, in the case of Endo’s product candidate, our patents provide protection thereof. As of December 31, 2008, we recorded inception to date revenue related to this license agreement in the amount of $1.6 million of which $33,000 was recorded as revenue during 2008. We may also receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents of the LidoPAIN BP product candidate are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. We are also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones of covered Endo products, including Lidoderm®, Endo’s chronic lower back pain product candidate, so long as our patents provide protection thereof. The total amount of upfront and milestone payments we are eligible to receive under the Endo agreement is $90.0 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
In connection with our merger with Maxim on January 4, 2006, we acquired a license agreement with Myriad under which we licensed our MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Myriad has initiated clinical trials for AzixaTM, also known as MPC6827 and a MX90745 series compound, for the treatment of brain cancer. We are also eligible to receive milestone payments from Myriad of up to approximately $24.0 million upon the achievement of specified net sales milestones of covered Myriad products. The total amount of upfront and milestone payments we are eligible to receive under the Myriad agreement is $27.0 million. There is no certainty that any of these milestones will be achieved or any royalty earned. Under the terms of the agreement, Myriad is responsible for the worldwide development and commercialization of any drug candidates from this series of compounds. The agreement requires that Myriad make licensing, research and milestone payments to us assuming the successful commercialization of a compound for the treatment of cancer, as well as pay a royalty on product sales. In September 2006, Myriad announced positive Phase I clinical trial results for AzixaTM and in March 2007 announced that it had commenced a registration size clinical trial for the product candidate. In March 2008, we received a milestone payment of $1.0 million upon dosing of the first patient in this trial. As of December 31, 2008, we recorded inception to date revenue of $0.1 million related to this license agreement.

Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $196.2 million as of December 31, 2008, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.
The following table describes our liquidity and financial position on December 31, 2008 and 2007.

	December 31,	December 31,
	2008	2007
	(in thousands)
Working capital deficit	$8,535	$8,208
Cash and cash equivalents	790	4,943
Notes and loans payable, current portion	3,275	9,553
Notes and loans payable, long term portion	$277	$375
Working Capital Deficit
As of December 31, 2008, we had a working capital deficit of $8.5 million, consisting of current assets of $1.2 million and current liabilities of $9.7 million. This represents an unfavorable change in working capital of approximately $0.3 million from our working capital deficit of $8.2 million on current assets of $5.6 million and current liabilities of $13.8 million at of December 31, 2006. We funded our working capital deficit and the cash portion of our 2008 operating loss with proceeds from our December 2008, August 2008, July 2008, June 2008, March 2008 and December 2007 financings. We believe that our existing cash resources, together with the proceeds received from the issuance of 7.5556% convertible subordinated notes issued in February 2009, will be sufficient to meet our projected operating and debt service requirements into the fourth quarter of 2009.
Cash and Cash Equivalents
At December 31, 2008, our cash and cash equivalents totaled $0.8 million. At December 31, 2007, cash and cash equivalents totaled $4.9 million. Our cash and cash equivalents consist primarily of an interest bearing money market account. In December 2008, we received $1.0 million in net proceeds from the issuance of convertible subordinated notes due April 2009. On August 11, 2008, we sold approximately 5.2 million shares of common stock and warrants to purchase 2.9 million shares of common stock for gross proceeds of $4.0 million, $3.7 million net of $0.3 million in transactions costs. In addition, in consideration of the receipt of $1.3 million in connection with the exercise of all of the warrants issued in connection with our August 1, 2008 public offering, we issued to the investors in that offering new warrants to purchase up to approximately 2.8 million shares of our Common Stock. On August 1, 2008, we sold approximately 5.5 million shares of common stock and warrants to purchase 3.1 million shares of common stock for gross proceeds of $3.0 million, $2.8 million net of $0.2 million in transactions costs. In July 2008, we sold approximately 2.0 million shares of common stock and warrants to purchase 2.1 million shares of common stock for gross proceeds of $0.5 million, $0.5 million net of $50,000 in transactions costs. In June 2008, we sold approximately 8.0 million shares of common stock and warrants to purchase 8.0 million shares of common stock for gross proceeds of $2.0 million, $1.8 million net of $0.2 million in transaction costs. In March 2008, we sold approximately 5.4 million shares of common stock and warrants to purchase 2.7 million shares of common stock for gross proceeds of $5.0 million, $4.7 million net of $0.3 million in transactions costs.
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

Current and Future Liquidity Position
During 2008, we raised gross proceeds of $15.5 million, $14.3 million net of $1.2 million in transaction costs. In February 2009, we raised net proceeds of approximately $15.6 million from the public offering of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 11.1 million shares of our common stock at an exercise price of $1.035 per share. Between January 1, 2009 and March 11, 2009, a total of 8.5 million shares of our common stock were issued upon the exercise of common stock purchase warrants, resulting in proceeds to the Company of approximately $2.9 million. Our cash at December 31, 2008 of $0.7 million plus the proceeds from public offering of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes registered pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2008 are expected to meet our projected operating requirements into the fourth quarter of 2009. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from our strategic partners, including a marketing partner for Ceplene® in Europe that is expected to be received in the first half 2009, or funding through public or private financings, strategic relationships or other arrangements.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	revenues generated from the sale of Ceplene® in Europe, including payments from our marketing partner;
•	progress in our research and development programs, as well as the magnitude of these programs;
•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;
•	the ability to establish and maintain additional collaborative arrangements;
•	the resources, time and costs required to successfully initiate and complete our preclinical and clinical trials, obtain regulatory approvals, protect our intellectual property;
•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and
•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
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
Our ability to raise additional capital will depend on financial, economic and market conditions and other factors, many of which are beyond our control. We cannot be certain that such additional funding will be available upon acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our then-existing stockholders may experience further dilution. Our sales of equity have generally included the issuance of warrants, and if these warrants are exercised in the future, stockholders may experience significant additional dilution. We may not be able to raise additional capital through the sale of our securities which would severely limit our ability to fund our operations. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. Given our available cash resources, existing indebtedness and results of operations, obtaining debt financing may not be possible. To the extent that we raise additional capital through collaboration and licensing arrangements, it may be necessary for us to relinquish valuable rights to our product candidates that we might otherwise seek to develop or commercialize independently.
In December 2006, we entered into a Standby Equity Distribution Agreement or SEDA with YA Global Investments, L.P. Pursuant to this agreement, YA Global Investments, L.P. has committed to purchase up to $15.0 million of shares of our common stock from us through December 2009 at a discount to be calculated at the time of issuance. Under the terms of the agreement, we will determine, at our sole discretion, the exact timing and amount of any SEDA financings, subject to certain conditions (see “Risk Factors: Risks Related to our Standby Equity Distribution Agreement”). We have not drawn on the SEDA to date.

Operating Activities
Net cash used in operating activities was $15.7 million in 2008, as compared to $25.8 million in 2007. Cash was primarily used to fund our net loss for the year for research and development, general, administrative and interest expense. The net loss was partially offset by non-cash charges of $2.3 million of FAS 123R stock-based compensation, $0.6 million of depreciation and amortization expense and $1.7 million relating to a loss on the extinguishment of debt as a result of entering into a second amendment with our senior secured lender in June 2008. Accounts payable increased by $1.5 million as a result of our delaying payments to our vendors. Deferred revenue increased by $3.4 million resulting primarily from the receipt of a $1.0 million milestone payment from Myriad following dosing of the first patient in a Phase II registration sized clinical trial for AzixaTM and a $2.3 million cash payment from DURECT upon granting DURECT royalty-free, fully paid up, perpetual and irrevocable rights to our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain, which was partially offset by $0.2 million to account for the portion of the Endo, Myriad and DURECT deferred revenue recognized as revenue.
Investing Activities
In 2008, net cash flows provided by investing activities of $0.3 million consisted primarily of the release of restricted cash resulting from our failure to make certain required lease payments when due and, as a result, the landlord exercised their right to draw down our letter of credit. In 2007, as a result of our move to new corporate headquarters, we purchased furniture and equipment totaling $0.2 million. We do not anticipate significant capital expenditures in the near future.
Financing Activities
Net cash provided by financing activities for 2008 was $11.1 million compared to $16.8 million for 2007. The decrease was primarily attributable to lower proceeds from the issuance of common stock, warrants and debt in 2008, compared to the same period in 2007 and a decrease in loan repayments of $2.1 million in 2008. During 2008 and 2007, we issued common stock and common stock purchase warrants for $13.3 million and $20.8 million, respectively, net of transaction costs of $1.1 million and $2.3 million respectively. During 2008, we also issued $1.1 million in convertible subordinated debt, due April 2009.
Contractual Obligations
As of December 31, 2008, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of December 31, 2008):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$3,368	$215	$62	$—	$3,645
Interest expense	118	41	2	—	161
Operating leases	1,303	2,082	1,469	—	4,854
Other obligations	1,640	950	200	300	3,090

Total	$6,429	$3,288	$1,733	$300	$11,750

€1.5 Million Due 2009. In August 1997, our subsidiary, EpiCept GmbH entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, or tbg. This loan is referred to in this report as the “tbg I” loan. Proceeds must be directed toward research, development, production and distribution of pharmaceutical products. The tbg I loan initially bore interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the debt agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. We considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. We assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.
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

On December 20, 2007, EpiCept GmbH entered into a repayment agreement with tbg, whereby EpiCept GmbH paid tbg approximately €0.2 million ($0.2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.0 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 was required to be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). EpiCept GmbH considered this a substantial modification to the original debt agreement and has recorded the new debt at its fair value in accordance with EITF 96-19. As a result of the modification to the original debt agreement, EpiCept GmbH recorded a gain on the extinguishment of debt of $0.5 million in December 2007.
On May 14, 2008, EpiCept GmbH entered into a prolongation of the repayment agreement with tbg, whereby the loan balance of €1.5 million ($2.0 million) was required to be repaid to tbg no later than December 31, 2008. Interest continued to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 continued to apply without change.
On November 26, 2008, EpiCept GmbH entered into a second amendment to the repayment agreement with tbg, whereby the loan balance of €1.5 million ($2.0 million) will be repaid to tbg no later than June 30, 2009. Interest will continue to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 will continue to apply without change.
$0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at December 31, 2008 is $0.4 million.
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
We allocated the $10.0 million in proceeds between the term loan and the warrants based on their relative fair values. We calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a debt discount. The debt discount was being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. During 2008 and 2007, we recognized approximately $0.1 million and $0.4 million, respectively, of non-cash interest expense related to the accretion of the debt discount. Since inception of the term loan, we recognized approximately $0.8 million of non-cash interest expense related to the accretion of the debt discount.
On May 5, 2008, we entered into the first amendment to the loan agreement. Under this agreement we paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in our bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of our common stock at an exercise price of $0.30 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Therefore, the warrants were reclassified as a liability from equity for approximately $0.4 million at the date of the amendment to the loan agreement. The value of the warrants shares were being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with EITF 00-19 and were reclassified as equity from a liability for $0.3 million. We recognized a change in the fair value of warrants and derivatives of approximately $0.1 million as a gain on the consolidated statement of operations. The warrants issued under this amendment were exercised in full during the third quarter of 2008 and zero warrants were outstanding at December 31, 2008.

On June 23, 2008, we entered into the second amendment to the loan agreement. Under this amendment, we paid Hercules a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, we were required to make contingent payments of $0.5 million resulting from the approval of Ceplene®, which was paid in September 2008, and $0.3 million if the Phase II trial for NP-1 yields statistically significant results of the primary endpoints, which was paid in February 2009. Hercules was permitted to convert up to $1.9 million of the outstanding principal balance into up to 3.7 million shares of our common stock at a price of $0.515 per share. In October 2008 and December 2008, Hercules converted $1.9 million of the outstanding loan balance into approximately 3.6 million shares of our common stock, resulting in a reduction of the outstanding principal balance to $8,000 at December 31, 2008. As of March 11, 2009, there was no balance remaining on the senior secured loan.
Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of our common stock at an exercise price of $0.41 per share. We considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with EITF 96-19. As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008. The warrants issued as a result of this amendment remain outstanding at December 31, 2008. As of March 11, 2009, 3.1 million warrants were exercised at an exercise price of $0.39 per share, resulting in warrants to purchase an aggregate of 0.7 million shares of our common stock at an exercise price of $0.39 per share and warrants to purchase an aggregate of 1.0 million shares of our common stock at an exercise price of $0.41 per share outstanding as of this date.
$1.1 million Due 2009. In December 2008, we completed the sale of subordinated convertible notes due April 10, 2009 for aggregate proceeds of $1.0 million. The notes are convertible into shares of our common stock at any time upon the election of the Purchasers at $1.00 per share. The notes are subordinated to the senior secured loan. The notes were issued as an original issue discount obligation in lieu of periodic interest payments and therefore no interest payments will be made under these notes. Accordingly, the aggregate principal face amount of the notes was $1,112,500. We repaid these notes in January and February 2009.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2009. Long-term commitments under operating leases for facilities leased by Maxim and retained by us relate primarily to the research and development site in San Diego, California which is leased through October 2013. During 2008, we failed to make certain required lease payments when due and, as a result, the landlord exercised their right to draw down our full letter of credit, amounting to approximately $0.3 million. We are discontinuing our drug discovery activities at this location and are currently looking to sublease the premises located in San Diego, California. In July 2006, we terminated our lease of certain other property in San Diego, California. In connection with the lease termination, we issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of December 31, 2008, we may be required to make future milestone payments, totaling approximately $3.1 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
We are also obligated to make future royalty payments to three of our collaborators under existing license agreements, based on net sales of Ceplene®, NP-1 and Crinobulin, to the extent revenues on such products are realized. We cannot reasonably determine the amount and timing of such royalty payments and they are not included in the table above.

Recent Accounting Pronouncements
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect the implementation of FAS 162 to have any effect on our consolidated financial statements.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. FAS 161 is effective for us on January 1, 2009. We have not completed our assessment of FAS161 and the impact, if any, on our consolidated financial statements.
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
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. We adopted FAS 159 on January 1, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements. As of December 31, 2008, we did not elect to apply the provisions of FAS 159 since we did not have financial assets or liabilities for which the fair value needed to be determined in accordance with FAS 159.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels: (i) Level 1—quoted prices in active markets for identical assets and liabilities; (ii) Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; and (iii) Level 3—unobservable inputs. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. We adopted FAS 157 on January 1, 2008. The adoption of this pronouncement with respect to financial assets and liabilities did not have a material effect on our consolidated financial statements. We do not expect that adoption with respect to non-financial assets and liabilities will have a material effect on our consolidated financial statements.
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS
The financial currency of our German subsidiary is the euro. As a result, we are exposed to various foreign currency risks. First, our consolidated financial statements are in U.S. dollars, but a portion of our consolidated assets and liabilities is denominated in euros. Accordingly, changes in the exchange rate between the euro and the U.S. dollar will affect the translation of our German subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. We also bear the risk that interest on our euro-denominated debt, when translated from euros to U.S. dollars, will exceed our current estimates and that principal payments we make on those loans may be greater than those amounts currently reflected on our consolidated balance sheet. If the U.S. dollar depreciation to the euro had been 10% more throughout 2008, we estimate that our interest expense and the fair value of our euro-denominated debt would have increased by $22,000 and $0.2 million, respectively. Historically, fluctuations in exchange rates resulting in transaction gains or losses have had a material effect on our consolidated financial results. We have not engaged in any hedging activities to minimize this exposure, although we may do so in the future.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.
There have not been any changes our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management and Board of Directors
We have a strong team of experienced business executives, scientific professionals and medical specialists. Our executive officers and directors, their ages and positions as of March 11, 2009 are as follows:

Name	Age	Position/Affiliation
John V. Talley	53	President, Chief Executive Officer and Director
Robert W. Cook	53	Chief Financial Officer — Senior Vice President, Finance and Administration, and Secretary
Stephane Allard, M.D.	55	Chief Medical Officer
Ben Tseng, Ph.D.	64	Chief Scientific Officer
Dileep Bhagwat, Ph.D.	58	Senior Vice President, Pharmaceutical Development
Robert G. Savage	55	Chairman of the Board
Guy C. Jackson	66	Director
Gerhard Waldheim	60	Director
Wayne P. Yetter	63	Director
Executive Officers and Key Employees
John V. Talley has been our President, Chief Executive Officer and a Director since October 2001. Mr. Talley has more than 30 years of experience in the pharmaceutical industry. Prior to joining us, Mr. Talley was the Chief Executive Officer of Consensus Pharmaceuticals, a biotechnology drug discovery start-up company that developed a proprietary peptide-based combinatorial library screening process. Prior to joining Consensus, Mr. Talley led Penwest Ltd.’s efforts in its spin-off of its subsidiary Penwest Pharmaceuticals Co. in 1998 and served as President and Chief Operating Officer of Penwest Pharmaceuticals. Mr. Talley started his career at Sterling Drug Inc., where he was responsible for all U.S. marketing activities for prescription drugs, helped launch various new pharmaceutical products and participated in the 1988 acquisition of Sterling Drug by Eastman Kodak Co. Mr. Talley received his B.S. in Chemistry from the University of Connecticut and completed coursework towards an M.B.A. in Marketing from New York University, Graduate School of Business.
Robert W. Cook has been our Chief Financial Officer and Senior Vice President, Finance and Administration since April 2004. Prior to joining us, Mr. Cook was Vice President, Finance and Chief Financial officer of Pharmos Corporation since January 1998 and became Executive Vice President of Pharmos in February 2001. From May 1995 until his appointment as Pharmos’s Chief Financial Officer, he was a vice president in GE Capital’s commercial finance subsidiary, based in New York. From 1977 until 1995, Mr. Cook held a variety of corporate finance and capital markets positions at The Chase Manhattan Bank, both in the United States and in several overseas locations. He was named a managing director of Chase and several of its affiliates in January 1986. Mr. Cook received his B.S. in International Finance from The American University, Washington, D.C.
Stephane Allard, M.D. has been our Chief Medical Officer since March 2007. Prior to that he was Chief Executive Officer, President and a Director of Biovest International. Dr. Allard also served in executive positions at Sanofi-Synthelabo, Synthelabo, Inc. and Lorex Pharmaceuticals. Dr. Allard received his medical doctorate from Rouen Medical College and received a Diplomate of CESAM (Certificate of Statistical Studies Applied to Medicine) and a PhD in Clinical Pharmacology and Pharmacokinetics (Pitie Salpetriere Hospital); Paris, France.
Ben Tseng, Ph.D. has been our Chief Scientific Officer since January 2006. Prior to that he was Vice President, Research, at Maxim. Mr. Tseng joined Maxim as Senior Director, Research in 2000. Prior to its acquisition by Maxim in 2000, Dr. Tseng served as Vice President, Biology for Cytovia, Inc., which he joined in 1998. Dr. Tseng also served in executive research positions at Chugai Biopharmaceutical, Inc. from 1995-1998 and, Genta Inc. from 1989 to 1995. Prior to joining Genta, Dr. Tseng was a tenured Associate Adjunct Professor in the Department of Medicine, faculty member of the Physiology and Pharmacology Program, and Associate Member of the Cancer Center at the University of California, San Diego. Dr. Tseng received a B.A. in Mathematics from Brandeis University and a Ph.D in Molecular Biophysics and Biochemistry from Yale University.

Dileep Bhagwat, Ph.D., has been our Senior Vice President of Pharmaceutical Development since February 2004 and has more than 25 years of pharmaceutical experience developing and commercializing various dosage forms. Prior to joining us in 2004, Dr. Bhagwat worked at Bradley Pharmaceuticals, as Vice President, Research and Development and Chief Scientific Officer. From November 1994 through September 1999, Dr. Bhagwat was employed at Penwest Pharmaceuticals in various capacities, including Vice President, Scientific Development and Regulatory Affairs and at Purdue Frederick Research Center as Assistant Director of Pharmaceutical Development. Dr. Bhagwat holds many U.S. and foreign patents and has presented and published on dosage form development and drug delivery. Dr. Bhagwat holds a B.S. in Pharmacy from Bombay University, an M.S. and Ph.D. in Industrial Pharmacy from St. John’s University in New York and an M.B.A. in International Business from Pace University in New York.
Board of Directors
Robert G. Savage has been a member of our Board since December 2004 and serves as the Chairman of the Board. Mr. Savage has been a senior pharmaceutical executive for over twenty years. He held the position of Worldwide Chairman of the Pharmaceuticals Group at Johnson & Johnson and was both a company officer and a member of the Executive Committee. He also served Johnson & Johnson in the capacity of a Company Group Chairman and President of Ortho-McNeil Pharmaceuticals. Most recently, Mr. Savage was President of the Worldwide Inflammation Group for Pharmacia Corporation and is presently President and CEO of Strategic Imagery LLC, a consulting company of which he is the principal. He has held multiple positions leading marketing, business development and strategic planning at Hoffmann-La Roche and Sterling Drug. Mr. Savage is a director of The Medicines Company, a specialty pharmaceutical company, Noven Pharmaceuticals, a drug delivery company and Panacos Pharmaceuticals, Inc., a development stage biotechnology company. Mr. Savage received a B.S. in Biology from Upsala College and an M.B.A. from Rutgers University.
Guy C. Jackson has been a member of our Board since December 2004. In June 2003, Mr. Jackson retired from the Minneapolis office of the accounting firm of Ernst & Young LLP after 35 years with the firm and one of its predecessors, Arthur Young & Company. During his career, he served as audit partner for numerous public companies in Ernst & Young’s New York and Minneapolis offices. Mr. Jackson also serves as a director and Chairman of the audit committee of Cyberonics, Inc. and Urologix, Inc., both medical device companies; Digi International Inc., a technology company; and Life Time Fitness, Inc., an operator of fitness centers. Mr. Jackson received a B.S. in Business Administration from The Pennsylvania State University and a M.B.A. from the Harvard Business School.
Gerhard Waldheim has been a member of our board since July 2005. Since 2000, he has co-founded and built Petersen, Waldheim & Cie. GmbH, Frankfurt, which focuses on private equity and venture capital fund management, investment banking and related financial advisory services. Biotech and pharma delivery systems are among the focal points of the funds managed by his firm. Prior to that, Mr. Waldheim held senior executive and executive board positions with Citibank, RZB Bank Austria, BfG Bank in Germany and Credit Lyonnais in Switzerland; over the years, his banking focus covered lending, technology, controlling, investment banking and distressed equity. Prior to that, he worked for the McKinsey banking practice. He received an MBA from Harvard Business School in 1974 and a JD from the Vienna University School of Law in 1972.
Wayne P. Yetter has served as a member of our board of directors since January 2006, and prior thereto served as a member of Maxim’s board of directors. From September 2005 to August 2008, Mr. Yetter was the Chief Executive Officer of Verispan LLC (health care information). From 2003 to 2005 he was the founder of BioPharm Advisory LLC and served on the Advisory Board of Alterity Partners (mergers and acquisition advisory firm) which is now part of FTN Midwest Securities. From November 2004 to September 2005, Mr. Yetter served as the interim Chief Executive Officer of Odyssey Pharmaceuticals, Inc., the specialty pharmaceutical division of Pliva d.d. From September 2000 to June 2003, Mr. Yetter served as Chairman and Chief Executive Officer of Synavant Inc. (pharmaceutical marketing/technology services). From 1999 to 2000, he served as Chief Operating Officer at IMS Health, Inc. (information services for the healthcare industry). He also served as President and Chief Executive Officer of Novartis Pharmaceuticals Corporation, the U.S. Division of the global pharmaceutical company Novartis Pharma AG, and as President and Chief Executive Officer of Astra Merck. Mr. Yetter began his career with Pfizer and later joined Merck & Co., holding a variety of marketing and management positions including Vice President, Marketing Operations, responsible for global marketing functions and Vice President, Far East and Pacific. Mr. Yetter serves on the board of directors of Noven Pharmaceuticals (specialty pharmaceuticals), Synvista Therapeutics, Inc. (drug development company), and InfuSystem Holdings Inc. (a healthcare services company).
John F. Bedard was a member of our board of directors at December 31, 2008. Mr. Bedard resigned effective February 3, 2009.

Board Composition
Our board of directors is divided into three classes, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders. A majority of the members of our board of directors are “independent” of us and our management. Directors Jackson and Yetter are in the class of directors whose initial term expires at the 2009 annual meeting of stockholders. Director Waldheim is in the class of directors whose term expires at the 2010 annual meeting of stockholders. Directors Talley and Savage are in the class of directors whose term expires at the 2011 annual meeting of stockholders.
Meetings and Meeting Attendance
During the fiscal year ended December 31, 2008, there were 21 meetings of the board of directors. All incumbent directors attended 75% or more of the Board meetings and meetings of the committees on which they served during the last fiscal year. Directors are encouraged to attend the annual meeting of stockholders. Directors Talley and Savage attended the 2008 annual meeting of stockholders.
Committees of the Board
Our board of directors has established three standing committees: the audit committee, the compensation committee and the corporate governance and nominating committee. Each standing committee has a charter, accessible on our website at http://www.epicept.com, or by sending a request in writing to EpiCept Corporation, 777 Old Saw Mill River Road, Tarrytown, New York 10591, Attention: Robert W. Cook. Our website, and the information contained in our website, is not part of this Annual Report on Form 10-K.
Audit Committee. Our Audit Committee is responsible for the oversight of such reports, statements or charters as may be required by The Nasdaq Capital Market, The OMX Nordic Exchange or federal securities laws, as well as, among other things:
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
Messrs. Jackson, Waldheim and Yetter are currently members of the audit committee, each of whom is a non-employee member of the board of directors. Mr. Jackson serves as Chairman of the Audit Committee and also qualifies as an “audit committee financial expert,” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act. The board has determined that each member of our audit committee meets the current independence and financial literacy requirements under the Sarbanes-Oxley Act, the Nasdaq Capital Market and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
Compensation Committee. Our Compensation Committee is composed of Messrs. Savage and Jackson, both of whom are a non-employee member of our board of directors. Mr. Savage serves as Chairman of our Compensation Committee. Each member of our Compensation Committee is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986 and a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act and the rules of The Nasdaq Capital Market. The Compensation Committee is responsible for, among other things:
•	reviewing and approving for the chief executive officer and other executive officers (a) the annual base salary, (b) the annual incentive bonus, including the specific goals and amount, (c) equity compensation, (d) employment agreements, severance arrangements and change in control arrangements, and (e) any other benefits, compensations, compensation policies or arrangements;
•	reviewing and making recommendations to the board regarding the compensation policy for such other officers as directed by the board;

•	preparing a report to be included in the annual proxy statement that describes: (a) the criteria on which compensation paid to the chief executive officer for the last completed fiscal year is based; (b) the relationship of such compensation to our performance; and (c) the committee’s executive compensation policies applicable to executive officers; and
•	acting as administrator of our current benefit plans and making recommendations to the board with respect to amendments to the plans, changes in the number of shares reserved for issuance thereunder and regarding other benefit plans proposed for adoption.
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
In making its recommendations to the board, the committee considers, among other things, the qualifications of individual director candidates. The committee works with the board to determine the appropriate characteristics, skills, and experiences for the board as a whole and its individual members with the objective of having a board with diverse backgrounds and experience in business, finance, and medicine. Characteristics expected of all directors include independence, integrity, high personal and professional ethics, sound business judgment, and the ability and willingness to commit sufficient time to the board. In evaluating the suitability of individual board members, the board takes into account many factors, including general understanding of marketing, finance, and other disciplines relevant to the success of a publicly traded company in today’s business environment; understanding of our business and technology; educational and professional background; personal accomplishment; and geographic, gender, age, and diversity. The board evaluates each individual in the context of the board as a whole, with the objective of recommending a group that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound judgment using its diversity of experience. In determining whether to recommend a director for re-election, the committee also considers the director’s past attendance at meetings, participation in and contributions to the activities of the board, and the results of the most recent board self-evaluation. The Corporate Governance and Nominating Committee will consider director candidates recommended by stockholders submitted in accordance with our by-laws.
The information contained in this Annual Report on Form 10-K with respect to the charters of each of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee and the independence of the non-management members of the Board of Directors shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference in a filing. Our website, and the information contained in our website, is not a part of this Annual Report on Form 10-K.

Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all our employees, and a Supplemental Code of Ethics that specifically applies to chief executive officer and chief financial officer. This Code of Ethics is designed to comply with the Nasdaq marketplace rules related to codes of conduct. A copy of this Supplemental Code of Ethics may be obtained on our website at http://www.epicept.com. We intend to post on our website any amendments to, or waiver from, our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing a similar function, and other named executives. Our website, and the information contained in our website, is not a part of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
No person who, during the fiscal year ended December 31, 2008, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the our common stock which is the only class of securities of the Company registered under Section 12 of the Exchange Act, failed to file on a timely basis reports required by Section 16 of the Exchange Act during the most recent fiscal year. The foregoing is based solely upon a review by us of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for the year ended December 31, 2008 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Role of the Compensation Committee
Our executive compensation is administered by the Compensation Committee of the Board of Directors. The members of this committee are Robert G. Savage (Chairman) and Guy C. Jackson, each an independent, non-employee director. In 2008, the Compensation Committee met seven times and all of the members of the Compensation Committee were present during each meeting.
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
All new employee grants, subsequent grants to existing employees and any grant to executive officers are approved by the Compensation Committee.
While management may use consultants to assist in the evaluation of the CEO or executive officer compensation, the Compensation Committee has authority to retain its own compensation consultant, as it sees fit. The Compensation Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors.
During 2008, the Compensation Committee relied on compensation information produced by Radford Surveys or Radford. The Compensation Committee received the compensation recommendations from management, relevant background information on our executive officers and compensation studies conducted by Radford. The Compensation Committee then reviewed the compensation recommendation with the CEO for all executives, except for the CEO. The CEO was not present during the discussion of his compensation. The Compensation Committee then determined the compensation levels for the executive officers and reported that determination to the Board.

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
Review of External Data.
The Compensation Committee obtained a survey of the compensation practices of our peers in the United States in order to assess the competitiveness of our executive compensation. In the fourth quarter of 2008, the Compensation Committee obtained data from Radford for a number of biotechnology and specialty pharmaceutical companies with less than $50.0 million in revenue, comparable numbers of employees, comparable market capitalization and/or similar product offerings (the general peer group). The peer group consists of Adolor Corporation, Anesiva, Inc., A.P. Pharma, Inc., Ariad Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Cell Therapeutics, Inc., Depomed, Inc., Durect Corporation, Genta, Inc., Nastech Pharmaceutical Company, Inc., NeoPharm, Inc., Novacea, Inc., NPS Pharmaceuticals, Inc., Oxigene, Inc., Pain Therapeutics, Inc., Pozen, Inc. and Titan Pharmaceuticals, Inc. The Compensation Committee asked Radford to conduct assessments in three areas of compensation for executive positions: 1) total direct compensation (base salary) for our executive officers; 2) target total cash compensation (salary and bonus); and 3) equity grants.
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
Compensation Elements
Cash Compensation
Base Salary. Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other benchmark companies for similar positions. Generally, we believe that executive base salaries should be targeted near the 50th percentile of the range of salaries for executives in similar positions with similar responsibilities at our peer group companies, in line with our compensation philosophy. Base salaries are reviewed by the Compensation Committee annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. This review generally occurs each year in the fourth quarter for implementation in the first quarter. The Committee decided that the CEO and all executive officers would not receive a salary increase in 2009 due to the current economic environment.

Annual Bonus. The Compensation Committee has the authority to award annual performance bonuses to our executive officers and other key employees. The Compensation Committee reviews potential annual cash incentive awards for our named executive officers annually to determine award payments, if any, for the last completed fiscal year, as well as to establish award opportunities for the current year. The Compensation Committee intends to utilize annual incentive bonuses to compensate executive officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will vary depending on the individual executive officer, but will relate generally to (i) operational goals such as those related to operating plans and budgets, review of organization and staff and the implementation of requisite changes, (ii) strategic goals such as the establishment and maintenance of key strategic relationships, the development of our product candidates and the identification and advancement of additional product candidates and (iii) financial factors, such as success in raising capital and our results of operations. The Compensation Committee evaluates individual executive performance with the goal of setting compensation at levels the Compensation Committee believes, based on the Radford survey, are comparable with executive officers in other companies of similar size and stage of development operating in the biotechnology and specialty pharmaceutical industries while taking into account our relative performance and our own strategic goals. In 2008, the Compensation Committee awarded bonuses to certain of our executive officers. The Compensation Committee also has the ability to grant discretionary bonuses to executive officers. No discretionary bonuses were granted in 2008.
For 2008, annual cash bonus award opportunities for the named executive officers are summarized below. These awards were determined and paid in 2009, accordingly, they are not reflected in the summary compensation table.
Annual Cash Bonus Award Opportunity

		Target Performance
		% of Salary	Amount	Amount Paid
Jack Talley	FY 2008	55	$239,250	$358,875
Robert Cook	FY 2008	30	81,120	81,120
Stephane Allard	FY 2008	30	81,000	121,500
Ben Tseng	FY 2008	30	81,000	81,000
Dileep Bhagwat	FY 2008	30	81,000	121,500
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
The Compensation Committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management, particularly John V. Talley, our President and CEO.
In 2008, certain named executive officers were awarded stock options in the amounts indicated in the section entitled “Stock Option Grants to Executive Officers.” These grants included grants made in January 2008 in connection with merit-based grants made by the Board of Directors to certain of our executive officers, which were intended to encourage an ownership culture among our executive officers. The January 2008 grants were made to certain of our executive officers, based on performance of such executive officers and to reward our executive officers for their service and to encourage continued service with us. In September 2008, additional grants were made to certain of our executive officers, based on the performance of such executive officers in connection with their role in obtaining regulatory approval for Ceplene®. In January 2009, we granted options to purchase approximately 0.8 million shares of our common stock at an exercise price of $0.63 per share. Since these awards were delivered and granted in 2009, they are not reflected in the Summary Compensation Table or the other tables set forth below. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest monthly over a four-year period based upon continued employment, and generally expire ten years after the date of grant.
Stock Appreciation Rights Our 2005 equity incentive plan authorizes us to grant stock appreciation rights, or SARs. To date, we have not granted any SAR under our 2005 equity incentive plan. A SAR represents a right to receive the appreciation in value, if any, of our common stock over the base value of the SAR. The base value of each SAR equals the value of our common stock on the date the SAR is granted. Upon surrender of each SAR, unless we elect to deliver common stock, we will pay an amount in cash equal to the value of our common stock on the date of delivery over the base price of the SAR. SARs typically vest based upon continued employment on a pro-rata basis over a four-year period, and generally expire ten years after the date of grant. Our Compensation Committee is the administrator of our stock appreciation rights plan.
Restricted Stock and Restricted Stock Units Our 2005 equity incentive plan authorizes us to grant restricted stock and restricted stock units. In 2008, we granted 0.2 million restricted stock units with an aggregate fair market value of $0.3 million. In order to implement our long-term incentive goals, we anticipate granting restricted stock units in the future in conjunction with stock options.

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
Executive Compensation
The following table sets forth the compensation earned for services rendered to us in all capacities by our chief executive officer and certain executive officers whose total cash compensation exceeded $100,000 for the year ended December 31, 2008, collectively referred to in this annual report as the “named executive officers.”
Summary Compensation Table

							Change in
							pension
							value and
							nonqualified
						Non-Equity	deferred
				Stock	Option	Incentive Plan	compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	earnings	Compensation		Total
Name/Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)	($)	($)		($)
John V. Talley	2008	435,000	200,000	24,878	1,172,991	—	—	37,776	(4)	1,870,645
President and	2007	400,000	175,000	24,890	1,317,625	—	—	49,685	(4)	1,967,200
Chief Executive Officer	2006	350,000	425,000	—	2,633,639	—	—	53,331	(4)	3,461,970

Robert W. Cook	2008	270,400	65,000	5,747	218,946	—	—	15,891	(5)	575,983
Chief Financial Officer,	2007	260,000	46,875	5,755	156,734	—	—	24,657	(5)	494,021
Senior Vice President Finance & Administration	2006	250,000	137,500	—	369,260	—	—	25,908	(5)	782,668

Ben Tseng	2008	270,000	62,500	6,623	108,504	—	—	27,978	(5)	475,605
Chief Scientific Officer	2007	250,000	43,000	6,658	34,869	—	—	27,210	(5)	361,737
	2006	218,625	43,000	—	33,480	—	—	33,161	(5)	328,266

Stephane Allard	2008	270,000	52,083	—	125,600	—	—	16,476	(5)	464,159
Chief Medical Officer	2007	213,182	—	—	21,350	—	—	15,136	(5)	249,668
	2006	—	—	—	—	—	—	—		—

Dileep Bhagwat	2008	270,000	93,750	8,620	193,463	—	—	26,476	(5)	592,308
Senior Vice President,	2007	250,000	57,200	8,623	97,702	—	—	25,813	(5)	333,013
Pharmaceutical Development	2006	211,459	57,200	—	196,353	—	—	25,452	(5)	490,464

(1)	Annual cash bonus awards are determined and paid based on the executive’s performance during the previous year.

(2)	This column represents the dollar amount recognized for consolidated financial statement reporting purposes for the fair value of restricted stock granted and vesting for the named executive officers in 2008

(3)	This column represents the dollar amount recognized for consolidated financial statement reporting purposes for the fair value of stock options granted and vesting for the named executive officers in 2008. The fair value, a non-cash expense, was estimated using the Black-Scholes option-pricing method in accordance with SFAS No. 123R.

(4)	Includes premiums for health benefits, life and disability insurance and automobile allowance paid on behalf of Mr. Talley.

(5)	Includes premiums for health benefits and for life and disability insurance paid on behalf of the named executive officer.

Option Grants in Last Fiscal Year (2008)
During 2008, the Company granted approximately 2.4 million stock options, restricted stock, and restricted stock units to employees and directors, of which approximately 1.4 million were to the below named executive officers.
Grants of Plan-Based Awards

						All Other Stock	All Other Option		Grant Date
						Awards:	Awards:	Exercise	Fair Value of
			Estimated Future Payouts Under			Number of Shares of Stock	Number of Shares	Price of	Stock and
		Approval	Equity Incentive Plan			of Stock or Units	Underlying	Option	Option
Name	Grant Date	Date	Threshold	Target	Maximum	(2)	Options	Awards (1)	Awards
John V. Talley	01/07/2008	01/05/2008	0	0	0	87,500	350,000	$1.34	$294,210
	09/08/2008	09/08/2008	0	0	0	0	75,000	$0.63	$35,168
Robert Cook	01/07/2008	01/05/2008	0	0	0	31,900	127,700	$1.34	$107,345
	09/08/2008	09/08/2008	0	0	0	0	15,000	$0.63	$7,034
Ben Tseng	01/07/2008	01/05/2008	0	0	0	31,900	127,700	$1.34	$107,345
	09/08/2008	09/08/2008	0	0	0	0	15,000	$0.63	$7,034
Stephane Allard	01/07/2008	01/05/2008	0	0	0	31,900	127,700	$1.34	$107,345
	09/08/2008	09/08/2008	0	0	0	0	50,000	$0.63	$23,445
Dileep Bhagwat	01/07/2008	01/05/2008	0	0	0	31,900	127,700	$1.34	$107,345
	09/08/2008	09/08/2008	0	0	0	0	50,000	$0.63	$23,445

(1)	The exercise price of the options was equal to the market value of our common stock on the date of the grant.

(2)	Represents a restricted stock unit award that vests on the four (4) year anniversary of the Date of Grant, provided the executive officer’s service has not terminated prior to such vesting date.
Aggregate Option Exercises in Last Fiscal Year (2008) and Values at December 31, 2008
None of the named executive officers exercised any options in 2008. The named executive officers in the “Grants of Plan-Based Awards Table” above received an aggregate of 31,416 shares of common stock representing the vested portion of their restricted stock grant in 2007.

Outstanding Equity Awards at December 31, 2008

	Option Awards					Stock Awards
			Equity						Equity Incentive
			Incentive Plan					Equity Incentive	Plan Awards:
			Awards:				Market	Plan Awards:	Market or
			Number of			Number of	Value of	Number of	Payout Value of
	Number of Securities		Securities			Shares or	Shares or	Unearned	Unearned
	Underlying		Underlying			Units of	Units of	Shares, Units or	Shares, Units or
	Unexercised Options		Unexercised	Option	Option	Stock	Stock	Other Rights	Other Rights
	Number	Number	Unearned	Exercise	Expiration	That have	That have	That have	That have
Name	Exercisable	Unexercisable	Options	Price	Date	Not Vested	Not Vested	Not Vested	Not Vested
John V. Talley	83,083	—	—	$1.20	11/1/2011	—	—	—	—
	2,084	—	—	$1.20	1/1/2012	—	—	—	—
	83,333	—	—	$1.20	1/1/2012	—	—	—	—
	1,242,655	—	—	$5.84	1/4/2016	—	—	—	—
	136,828	136,837	—	$1.46	1/8/2017	34,080	$21,811	—	—
	87,491	262,509	—	$1.34	1/7/2018	87,500	$56,000	—	—
	75,000	—	—	$0.63	9/8/2018	—	—	—	—
Robert Cook	171,897	39,670	—	$5.84	1/4/2016	—	—	—	—
	31,124	31,126	—	$1.46	1/8/2017	7,872	$5,038	—	—
	31,922	95,778	—	$1.34	1/7/2018	31,900	$20,416	—	—
	15,000	—	—	$0.63	9/8/2018	—	—	—	—
Ben Tseng	10,198	—	—	$8.68	3/8/2010	—	—	—	—
	2,039	—	—	$24.76	9/10/2011	—	—	—	—
	305	—	—	$33.83	9/1/2013	—	—	—	—
	285	—	—	$32.90	9/1/2014	—	—	—	—
	5,099	—	—	$10.69	10/20/2014	—	—	—	—
	15,000	5,000	—	$5.84	1/5/2016	—	—	—	—
	36,832	36,833	—	$1.46	1/8/2017	9,072	$5,806	—	—
	31,922	95,778	—	$1.34	1/7/2018	31,900	$20,416	—	—
	15,000	—	—	$0.63	9/8/2018	—	—	—	—
Stephane Allard	45,831	54,169	—	$1.63	3/23/2017	—	—	—	—
	31,922	95,778	—	$1.34	1/7/2018	31,900	$20,416	—	—
	50,000	—	—	$0.63	9/8/2018	—	—	—	—
Dileep Bhagwat	91,406	21,094	—	$5.84	1/4/2016	—	—	—	—
	47,881	47,884	—	$1.46	1/8/2017	11,808	$7,557	—	—
	31,922	95,778	—	$1.34	1/7/2018	31,900	$20,416	—	—
	50,000	—	—	$0.63	9/8/2018	—	—	—	—
Employment Agreements and Potential Payments Upon Termination or Change-in-Control
We believe that reasonable and appropriate severance and change-in-control benefits are appropriate to protect our named executives against circumstances over which they have no control. Furthermore, we believe change-in-control severance payments align the named executives’ interests with our own by enabling the named executive to evaluate a transaction in the best interests of our shareholders and our other constituents without undue concern over whether the transaction may jeopardize the named executive’s own employment.
We have entered into employment agreements with Messrs. John V. Talley and Robert W. Cook, each dated as of October 28, 2004. Effective January 4, 2006, pursuant to their employment agreements, Messrs. Talley and Cook received base salaries of $350,000 and $250,000, respectively. For 2009, Messrs. Talley and Cook will receive a base salary of $435,000, and $270,400, respectively. Each employment agreement also provides for discretionary bonuses and stock option awards and reimbursement of reasonable expenses incurred in connection with services performed under each officer’s respective employment agreement. The discretionary bonuses and stock options are based on performance standards determined by our Board. Individual performance is determined based on quantitative and qualitative objectives, including our operating performance relative to budget and the achievement of certain milestones largely related to the clinical development of our products and licensing activities. The future objectives will be established by our Board. In addition, Mr. Talley’s employment agreement provides for automobile benefits and term life and long term disability insurance coverage. Both employment agreements expired on December 31, 2007 but are automatically extended for unlimited additional one-year periods.

The information below describes and quantifies certain compensation that would become payable under each of Messrs. Talley and Cook’s respective employment agreements if, as of December 31, 2008, his employment had been terminated or there was a change in control. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event. We do not have employment agreements with any other of our named executive officers. If Messrs. Allard, Tseng and Bhagwat are terminated without cause, each is entitled to severance payments of $135,000, $135,000 and $90,000, respectively.
Termination for any Reason. Upon termination for any reason and in addition to any other payments disbursed in connection with termination, Mr. Talley and Mr. Cook are entitled to:
•	receive payment of his applicable base salary through the termination date;
•	the balance of any annual, long-term or incentive award earned in any period prior to the termination date; and
•	a lump-sum payment for any accrued but unused vacation days.
Termination due to Death or Disability. If termination occurs due to death or disability, Mr. Talley is or his estate is entitled to:
•	a lump-sum payment equal to one-third of his base salary times a fraction, the numerator being the number of days he was employed in the calendar year of termination and the denominator being the number of days in that year;
•	have 50% of outstanding stock options that are not then vested or exercisable become vested and exercisable as of the termination date;
•	have the remaining outstanding stock options that are not then vested or exercisable become vested and exercisable ratably and quarterly for two years following the termination date; and
•	have each outstanding stock option remain exercisable for all securities for the later of (i) the 90th day following the date that the option becomes fully vested and exercisable and (ii) the first anniversary of the termination date.
If termination occurs due to death or disability, Mr. Cook or his estate is entitled to receive the same benefits as Mr. Talley, except the equation for his lump-sum payment is based on one-fourth of his base salary.
Termination Without Cause. If Mr. Talley is terminated without cause or the term of his agreement is not extended pursuant to the employment agreement, he is entitled to receive payments equal to:
•	the payments he would receive if he were terminated due to death or disability; and
•	a lump-sum payment equal to one and one-third times his base salary times the number of whole and partial months remaining in the term of the agreement (but no more than 12 and no less than 6) divided by 12.
If Mr. Cook is terminated without cause or the term of his agreement is not extended pursuant to the employment agreement, he is entitled to the same benefits as Mr. Talley, but the equation for his lump-sum payment is based on one and one-fourth times his base salary.
Change-in-Control Arrangements. If Mr. Talley is terminated in anticipation of, or within one year following, a change of control, he is entitled to:
•	a lump-sum payment equal to one and one third times his base salary times the number of whole and partial months remaining in the term of the agreement (but not less than 24) divided by 12;
•	have 50% of outstanding stock options that are not then vested or exercisable become vested and exercisable as of the termination date;
•	the remaining outstanding stock options that are not then vested or exercisable become vested and exercisable ratably and monthly for the first year following the termination date; and
•	have each outstanding stock option remain exercisable for all securities for the later of (i) the 90th day following the date that the option becomes fully vested and exercisable and (ii) the first anniversary of the termination date.

If Mr. Cook is terminated in anticipation of, or within one year following, a change of control, he is entitled to the same benefits as Mr. Talley, except his lump sum is equal to one and one-fourth times his base salary times the number of whole and partial months remaining in the term of the agreement (but no more than 18 and no less than 12) divided by 12.
The following table summarizes the potential payments to our named executive officers with whom we have entered into employment agreements, assuming that such events occurred as of December 31, 2008.

					Accelerated
				Vested	Vesting of
	Severance		Benefit	Incentive	Incentive
	Amounts	Benefits	Continuation	Units	Units	Total
	($)	($)	($)	($)	($)	($)
John V. Talley
Termination for any reason (other than without cause or for good reason)	$50,192	$—	$—	$750	$—	$50,942
Termination without cause or for good reason	$435,000	$—	$—	$750	$—	$435,750
Change in control	1,160,000	$—	$—	$750	$—	$1,160,750
Robert W. Cook
Termination for any reason (other than without cause or for good reason)	$31,200	$—	$—	$150	$—	$31,350
Termination without cause or for good reason	$236,600	$—	$—	$150	$—	$236,750
Change in control	$338,000	$—	$—	$150	$—	$338,150
Stock Option Plans
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan, as amended, was adopted on September 1, 2005 and approved by stockholders on September 5, 2005, and subsequently amended and approved by stockholders on May 23, 2007. The 2005 Equity Incentive Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants.
A total of 7,000,000 shares of our common stock are reserved for issuance pursuant to the 2005 Equity Incentive Plan. As of December 31, 2008, 6.0 million shares are outstanding. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year.
Our board of directors or a committee of its board administers the 2005 Equity Incentive Plan. In the case of options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, the committee will consist of two or more “outside directors” within the meaning of Section 162(m) of the Code. The administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each such award, the exercisability of the awards and the form of consideration, if any, payable upon exercise. The administrator also has the authority to institute an exchange program by which outstanding awards may be surrendered in exchange for awards with a lower exercise price.
The administrator will determine the exercise price of options granted under the 2005 Equity Incentive Plan, but with respect to nonstatutory stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Code and all incentive stock options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options.

Restricted stock may be granted under the 2005 Equity Incentive Plan. Restricted stock awards are shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee. The administrator may impose whatever conditions to vesting it determines to be appropriate. For example, the administrator may set restrictions based on the achievement of specific performance goals. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.
Performance-based awards may be granted under the 2005 Equity Incentive Plan. Performance-based awards are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish organizational or individual performance goals in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants. The 2005 Equity Incentive Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.
The 2005 Equity Incentive Plan provides that if we experience a Change of Control (as defined in the Plan), the administrator may provide at any time prior to the Change of Control that all then outstanding stock options and unvested cash awards shall immediately vest and become exercisable and any restrictions on restricted stock awards shall immediately lapse. In addition, the administrator may provide that all awards held by participants who are at the time of the Change of Control in our service or the service of one of our subsidiaries or affiliates shall remain exercisable for the remainder of their terms notwithstanding any subsequent termination of a participant’s service. All awards will be subject to the terms of any agreement effecting the Change of Control, which agreement may provide, without limitation, that in lieu of continuing the awards, each outstanding stock option shall terminate within a specified number of days after notice to the holder, and that such holder shall receive, with respect to each share of common stock subject to such stock option, an amount equal to the excess of the fair market value of such shares of common stock immediately prior to the occurrence of such Change of Control over the exercise price (or base price) per share underlying such stock option with such amount payable in cash, in one or more kinds of property (including the property, if any, payable in the transaction) or in a combination thereof, as the administrator, in its discretion, shall determine. A provision like the one contained in the preceding sentence shall be inapplicable to a stock option granted within six months before the occurrence of a Change of Control if the holder of such stock option is subject to the reporting requirements of Section 16(a) of the Exchange Act and no exception from liability under Section 16(b) of the Exchange Act is otherwise available to such holder.
The 2005 Equity Incentive Plan will automatically terminate ten years from the effective date, unless it is terminated sooner. In addition, our board of directors has the authority to amend, suspend or terminate the 2005 Equity Incentive Plan provided such action does not impair the rights of any participant.
1995 Stock Option Plan
The 1995 Stock Option Plan, as amended, was approved by our board of directors in November 1995, and subsequently amended in April 1997, March 1999, February 2002 and June 2002. A total of 797,080 shares of our common stock were authorized for issuance under the 1995 Stock Option Plan. As of December 31, 2008 and 2007, 251,943 shares were available for issuance under the 1995 Stock Option Plan. We do not plan to grant any further options from this plan.
The purpose of the 1995 Stock Option Plan was to provide us and our stockholders the benefits arising out of capital stock ownership by our employees, officers, directors, consultants and advisors and any of our subsidiaries, who are expected to contribute to our future growth and success. The 1995 Stock Option Plan provides for the grant of non-statutory stock options to our (and our majority-owned subsidiaries’) employees, officers, directors, consultants or advisors, and for the grant of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code to our employees and employees of our majority-controlled subsidiaries.
A committee duly appointed by our board of directors administered the 1995 Stock Option Plan. The committee has the authority to (a) construe the respective option agreements and the terms of the plan; (b) prescribe, amend and rescind rules and regulations relating to the plan; (c) determine the terms and provisions of the respective option agreements, which need not be identical; (d) make all other determinations in the judgment of the committee necessary or desirable for the administration of the plan. From and after the registration of our common stock under the Securities Exchange Act of 1934, the selection of a director or an officer who is a “reporting person” under Section 16(a) of the Exchange Act as a recipient of an option, the timing of the option grant, the exercise price of the option and the number of shares subject to the option shall be determined by (a) the committee of the Board, each of which members shall be an outside director or (b) by a committee consisting of two or more directors having full authority to act in the matter, each of whom shall be an outside director.

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
The 1995 Stock Option Plan generally does not allow for the transfer of options and only the optionee may exercise an option during his or her lifetime.
An optionee may exercise an option at any time within three months following the termination of the optionee’s employment or other relationship with us or within one year if such termination was due to the death or disability of the optionee, but except in the case of the optionee’s death, in no event later than the expiration date of the option. If the termination of the optionee’s employment is for cause, the option expires immediately upon termination.
The 1995 Stock Option Plan automatically terminated on November 14, 2005.
2005 Employee Stock Purchase Plan
The 2005 Employee Stock Purchase Plan was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The Employee Stock Purchase Plan became effective at the effective time of the merger with Maxim and a total of 500,000 shares of our common stock have been reserved for sale.
Our board of directors or a committee of the board will administer the 2005 Employee Stock Purchase Plan. Our board of directors or the committee will have full and exclusive authority to interpret the terms of the 2005 Employee Stock Purchase Plan and determine eligibility.
All of our employees are eligible to participate if they are customarily employed by us or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock if such employee:
•	immediately after the grant owns stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock, or
•	whose rights to purchase stock under all of our employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.
The 2005 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and generally provides for six-month offering periods beginning on January 1 and July 1 of each calendar year, commencing on January 1, 2006 or such other date as may be determined by the committee appointed by us to administer the 2005 Employee Stock Purchase Plan. The plan commenced on November 16, 2007.

The 2005 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions from their eligible compensation, which includes a participant’s base salary, wages, overtime pay, shift premium and recurring commissions, but does not include payments for incentive compensation or bonuses.
Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each six-month purchase period. The price is 85% of the lower of the fair market value of our common stock at the beginning of an offering period or end of an offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with us.
A participant may not transfer rights granted under the 2005 Employee Stock Purchase Plan other than by will, the laws of descent and distribution or as otherwise provided under the 2005 Employee Stock Purchase Plan.
Our board of directors has the authority to amend or terminate the 2005 Employee Stock Purchase Plan, except that, subject to certain exceptions described in the 2005 Employee Stock Purchase Plan, no such action may adversely affect any outstanding rights to purchase stock under the 2005 Employee Stock Purchase Plan.
2009 Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan was adopted by the board of directors on December 4, 2008. The 2009 Employee Stock Purchase Plan became effective on January 1, 2009 and a total of 1,000,000 shares of our common stock have been reserved for sale, pending stockholder approval. We intend to seek stockholder approval of our 2009 Employee Stock Purchase Plan at our 2009 annual meeting of stockholders.
A committee appointed by the board of directors will administer the 2009 Employee Stock Purchase Plan, and the committee will have full and exclusive authority to interpret its terms and determine eligibility.
All of our employees are eligible to participate, however, an employee may not purchase stock if such employee:
•	is designated by the committee as being ineligible to participate in the 2009 Employee Stock Purchase Plan as permitted by Section 423(b)(4)(D) of the Internal Revenue Code;
•	has not been employed by us or any participating subsidiary for at least two years;
•	is not customarily employed by us or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year;
•	immediately after the grant owns stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock; or
•	whose rights to purchase stock under all of our employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year.
The 2009 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and generally provides for successive six-month offering periods beginning on January 1 and July 1 of each calendar year, commencing on January 1, 2009.
The 2009 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions from their eligible compensation, which includes a participant’s base salary and any other compensation components determined by the committee.
Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each six-month offering period. The maximum number of shares purchasable by a participant in any offering period is 100,000 shares. The price is 85% of the lower of the fair market value of our common stock at the beginning of an offering period or end of an offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with us.
A participant may not transfer rights granted under the 2009 Employee Stock Purchase Plan other than by will, the laws of descent and distribution or as otherwise provided under the 2009 Employee Stock Purchase Plan.

Our board of directors has the authority to amend or terminate the 2009 Employee Stock Purchase Plan, except that, subject to certain exceptions described in the 2009 Employee Stock Purchase Plan, no such action may adversely diminish any outstanding rights under the 2009 Employee Stock Purchase Plan at the time of termination.
401(k) Plan
In January 2007, we adopted a new Retirement Savings and Investment Plan, the 401(k) Plan, whereby the two previously existing plans were terminated. The 401(k) Plan provides for matching contributions by us in an amount equal to the lesser of 50% of the employee’s deferral or 3% of the employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn. If the 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code, the contributions will be tax deductible by us when made. Our employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of $15,500 if under 50 years old and $20,500 if over 50 years old in 2008 and to have those funds contributed to the 401(k) Plan.
In 1998, we adopted a Retirement Savings and Investment Plan, the old EpiCept 401(k) Plan, covering its full-time employees located in the United States. The old EpiCept 401(k) Plan was intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by us, were the investment earnings thereon, are not taxable to the employees until withdrawn. The old EpiCept 401(k) Plan was terminated in January 2007.
Upon the completion of the merger with Maxim on January 4, 2006, we adopted and continued the existing 401(k) retirement plan, the Maxim 401(k) Plan, under which employees of our San Diego office who met the eligibility requirements may participate and contribute to the 401(k) Plan. The Maxim 401(k) Plan was terminated in January 2007.
Director Compensation
We compensate our non-employee directors in cash, stock options and restricted stock units. We also reimburse our non-employee directors for their expenses incurred in connection with attending board and committee meetings.
For 2008, the compensation committee retained Radford to analyze the Company’s non-executive director and chairman compensation. The committee determined that cash compensation should be benchmarked to the 50th percentile and that equity-based compensation should be benchmarked to the 75th percentile for comparable companies in the biotechnology and specialty pharmaceutical industries. As a result of that analysis, the board approved a 2008 annual equity grant for each named director and for the chairman of 37,500 shares and 88,362 shares, respectively, vesting over two years. Eighty percent of the annual director equity grant was in the form of stock options and the remainder was comprised of restricted stock units.
The following table set forth all material Director compensation information during the year ended December 31, 2008:
Director Compensation Table

					Change in pension
					value and
					nonqualified
	Fees Earned			Non-equity	deferred
	or Paid in	Stock	Option	Incentive plan	compensation	All Other
	Cash (1)	Awards ($)(2)	Awards ($)(3)	compensation ($)	earnings ($)	Compensation	Total
Robert G. Savage	$32,000	2,078	$40,719	$—	$—	$—	$74,797
Guy C. Jackson	27,250	883	31,796	—	—	—	59,929
Gerhard Waldheim	21,000	883	23,712	—	—	—	45,595
John Bedard	21,000	883	25,733	—	—	—	47,616
Wayne P. Yetter	25,500	883	28,203	—	—	—	54,586

(1)	This column reports the amount of cash compensation earned in 2008 for Board and committee service.

(2)	This column represents the dollar amount recognized for consolidated financial statement reporting purposes for the fair value of restricted stock units granted and vesting for the named directors in 2008.

(3)	This column represents the dollar amount recognized for consolidated financial statement reporting purposes for the fair value of stock options granted and vesting for the directors in 2008. The fair value, a non-cash expense, was estimated using the Black-Scholes option-pricing method in accordance with FAS123R.

In 2008, each non-employee director received an annual retainer of $25,000. In addition, the chair person of the board received an annual retainer of $40,000, the chairperson of the audit committee received an annual retainer of $10,000 and the chairperson of each of the other committees received an annual retainer of $7,500. Each non-employee director also received $1,500 for their attendance at each board meeting, $750 for their participation in each telephonic board meeting, $750 for their attendance at each committee meeting and $500 for their participation in a telephonic committee meeting. In June 2008, each non-employee director, in lieu of the value of the cash fees earned for the first half of 2008, was granted an option to purchase our common stock having a fair value equivalent to the cash fees earned using the Black-Scholes option pricing method. We have in the past granted non-employee directors restricted stock units and options to purchase our common stock pursuant to the terms of our 2005 Equity Incentive Plan. Upon joining the board, each member received 35,000 options and the chairman received 100,000 options, vesting over three years. Annually thereafter, each director and chairperson will receive equity compensation in amounts to be determined annually by the Compensation Committee. Typically such equity compensation vests over two years. The option and restricted stock unit awards to the directors in 2008 represent awards to Messrs. Savage, Jackson, Waldheim, Bedard and Yetter. The value of the options and restricted stock units granted to non-employee directors set forth in the Director Compensation Table above reflect grants of options and restricted stock units to compensate for their service and were issued at the market value of our common stock at the date of grant.
Tax Implications of Executive Compensation
We do not believe that Section 162(m) of the Internal Revenue Code, which limits deductions for executive compensation paid in excess of $1.0 million, is applicable to us, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our named executive officers in 2008.
Accounting Implications of Executive Compensation
Effective January 1, 2006, we were required to recognize compensation expense of all stock-based awards pursuant to the principles set forth in Statements of Financial Accounting Standards No. 123R Share-Based Payments (“SFAS No. 123R”). The Summary Compensation and Director Compensation Tables used the principles set forth in FAS 123R to recognize expense for new awards granted after January 1, 2006 and for unvested awards as of January 1, 2006. The non-cash stock compensation expense for stock-based awards that we grant is generally recognized ratably over the requisite vesting period. We continue to believe that stock options, restricted stock, restricted stock units and other forms of equity compensation are an essential component of our compensation strategy, and we intend to continue to offer these awards in the future.
Compensation Committee Interlocks and Insider Participation
All members of the Compensation Committee of the Board of Directors during the fiscal year ended December 31, 2008 were independent directors and none of them were our employees or our former employees. During the fiscal year ended December 31, 2008, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officers served on the Compensation Committee of our board of directors.
Compensation Committee Report
The Compensation Committee of the Board has reviewed and discussed with management the Compensation Discussion and Analysis above, and based on such discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.
Respectfully Submitted by:
MEMBERS OF THE COMPENSATION COMMITTEE
Robert G. Savage
Guy C. Jackson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2008.

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Total equity compensation plans approved by stockholders	5,960,607	$3.98	1,235,746
Equity compensation plans not approved by stockholders (1)	—	$—	1,000,000

(1)	On December 19, 2008, our Board of Directors approved our 2009 Employee Stock Purchase Plan, or the 2009 Plan, including the reservation of 1,000,000 shares of our common stock, par value $0.0001 per share, for issuance thereunder. A registration statement on Form S-8 with respect to the plan was filed with the Commission on December 23, 2008. The 2009 Plan is intended to comply with the provisions of Section 423 of the Internal Revenue Code of 1986, as amended. The 2009 Plan became effective on January 1, 2009, and is subject to stockholder approval. For further description of the 2009 Plan, see “Item 11. Executive Compensation — Stock Option Plans — 2009 Employee Stock Purchase Plan.”
The following table sets forth information as of March 11, 2009 regarding the beneficial ownership of the Company’s common stock by:
•	each stockholder known by EpiCept to own beneficially more than five percent of EpiCept common stock;
•	each of the named executive officers;
•	each of EpiCept’s directors; and
•	all of EpiCept’s directors and the named executive officers as a group.
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

	Number of Shares	Percent of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned(1)(2)
5% Stockholders
Private Equity Direct Finance(3)	8,943,575	8.09
Executive Officers and Directors
John V. Talley(4)	2,042,545	1.87
Robert W. Cook(5)	352,056	*
Ben Tseng(6)	205,539	*
Dr. Dileep Bhagwat(7)	307,422	*
Dr. Stephane Allard(8)	296,769	*
Robert G. Savage(9)	517,585	*
Guy Jackson(10)	290,315	*
Gerhard Waldheim(11)	290,065	*
Wayne P. Yetter(12)	253,264	*
All directors and named executive officers as a group (9 persons)(13)	4,555,560	4.08

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of EpiCept common stock.

(1)	Beneficial ownership is determined with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)	Percentage ownership is based on 107,572,254 shares of common stock outstanding on March 11, 2009.

(3)	Includes 4,779,053 shares of common stock and 1,931,855 shares exercisable upon the exercise of warrants that are exercisable within 60 days held by Private Equity Direct Finance, 1,205,821 of common stock and 1,002,911 shares exercisable upon the exercise of warrants that are exercisable within 60 days held by Mr. Peter Derendinger who is a principal of ALPHA Associates (Cayman), L.P. and 15,957 shares of common stock and 7,978 shares exercisable upon the exercise of warrants that are exercisable within 60 days held by Guy Myint-Maung, who is a principal of ALPHA Associates (Cayman). Mr. Derendinger and Mr. Myint-Maung disclaim beneficial ownership of the shares held by Private Equity Direct Finance except to the extent they have a pecuniary interest therein. Private Equity Direct Finance is a Cayman Islands exempted limited company and a wholly-owned subsidiary of Private Equity Holding Cayman, itself a Cayman Islands exempted limited company, and a wholly-owned subsidiary of Private Equity Holding Ltd. Private Equity Holding Ltd. is a Swiss corporation with registered office at Innere Guterstrasse 4, 6300 Zug, Switzerland, and listed on the SWXSwiss Exchange. The discretion for divestments by Private Equity Direct Finance rests with ALPHA Associates (Cayman), L.P., as investment manager. The members of the board of directors of the general partner of ALPHA Associates (Cayman), L.P. are the same persons as the members of the board of directors of Private Equity Direct Finance: Rick Gorter, Gwendolyn McLaughlin and Andrew Tyson. A meeting of the directors at which a quorum is present is competent to exercise all or any of the powers and discretions. The quorum necessary for the transaction of business at a meeting of the directors may be fixed by the directors and, unless so fixed at any other number, is two. The address of Private Equity Direct Finance is One Capital Place, P.O. Box 847, George Town, Grand Cayman, Cayman Islands.

(4)	Includes 250,184 shares of common stock, 2,840 shares of restricted stock and 1,789,521 shares exercisable upon the exercise of options that are exercisable within 60 days.

(5)	Includes 65,115 shares of common stock, 656 shares of restricted stock and 286,285 shares exercisable upon the exercise of options that are exercisable within 60 days.

(6)	Includes 63,407 shares of common stock, 756 shares of restricted stock and 141,376 shares issuable upon the exercise of options that are exercisable within 60 days.

(7)	Includes 51,244 shares of common stock, 984 shares of restricted stock and 255,194 shares issuable upon the exercise of options that are exercisable within 60 days.

(8)	Includes 141,710 shares of common stock and 155,059 shares issuable upon the exercise of options that are exercisable within 60 days.

(9)	Includes 70,100 shares of common stock and 447,485 shares issuable upon the exercise of options that are exercisable within 60 days.

(10)	Includes 5,000 shares of common stock and 285,315 shares issuable upon the exercise of options that are exercisable within 60 days.

(11)	Includes 70,029 shares of common stock and 220,036 shares issuable upon the exercise of options that are exercisable within 60 days.

(12)	Includes 253,264 shares issuable upon the exercise of options that are exercisable within 60 days.

(13)	Includes 3,838,771 shares issuable upon the exercise of options that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND AFFILIATES AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Private Equity Direct Finance, a stockholder known by us to own beneficially more than five percent of our common stock, participated in several of our financings during the year ended December 31, 2008:
•	In December 2008, we sold approximately $1.1 million in principal aggregate amount of zero coupon subordinated convertible notes due April 10, 2009 for gross proceeds of $1.0 million. Private Equity Direct Finance invested approximately $0.3 million in this offering. As of December 31, 2008, approximately $1.1 million in principal aggregate amount of notes was outstanding. We fully repaid these notes as of February 2009.
•	In June 2008, we sold approximately 8.0 million shares of our common stock and warrants to purchase 8.0 million shares of our common stock for gross proceeds of $2.0 million. Private Equity Direct Finance invested $0.3 million in this offering.
Director Independence
Each of our non-executive directors is independent under the standards set forth by Nasdaq.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
We retained Deloitte & Touche LLP as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2008 and 2007.
To ensure the independence of the firm selected to audit the Company’s annual consolidated financial statements, the audit committee of the Board of Directors has established a policy allowing it to review in advance and either approve or disapprove, any audit, audit-related, internal control-related, tax or non-audit service to be provided to us by Deloitte & Touche LLP. Annually and generally, in the early part of each fiscal year, the audit committee will approve the engagement of the independent registered public accounting firm to perform the annual audit of our consolidated financial statements, and our internal controls over financial reporting, and to review our interim consolidated financial statements.
Independent Registered Public Accounting Firm Fees
The aggregate fees billed for professional services by Deloitte & Touche LLP in 2008 and 2007 for various services were:

Types of Fees	2008	2007
	(in thousands)
Audit Fees (1)	$413	$1,023
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$413	$1,023

(1)	Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, consents relating to the filing of registration statements, issuance of a comfort letter and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of EpiCept Corporation and subsidiaries, the notes thereto and the related report thereon of independent registered public accounting firm are filed under Item 8 of this report.
Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(a) (3) See Exhibits Index.
(b) Exhibits. See Item 15 (a) (3) above.
(c) Financial Statement Schedules.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPICEPT CORPORATION
By:	/s/ John V. Talley
John V. Talley
President and Chief Executive Officer
March 13, 2009
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ John V. Talley John V. Talley	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ Robert W. Cook Robert W. Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ Robert G. Savage Robert G. Savage	Director	March 13, 2009

/s/ Guy C. Jackson Guy C. Jackson	Director	March 13, 2009

/s/ Gerhard Waldheim Gerhard Waldheim	Director	March 13, 2009

/s/ Wayne P. Yetter Wayne P. Yetter	Director	March 13, 2009

INDEX TO FINANCIAL STATEMENTS
EPICEPT CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
EpiCept Corporation and Subsidiaries:
We have audited the accompanying consolidated balance sheets of EpiCept Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EpiCept Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP
Stamford, Connecticut
March 11, 2009

EpiCept Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$790	$4,943
Prepaid expenses and other current assets	395	607

Total current assets	1,185	5,550
Restricted cash	71	335
Property and equipment, net	502	599
Deferred financing costs	241	559
Identifiable intangible asset, net	246	328
Other assets	26	27

Total assets	$2,271	$7,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,778	$1,220
Accrued research contract costs	1,074	1,177
Accrued interest	9	78
Other accrued liabilities	2,134	1,553
Notes and loans payable, current portion	3,275	9,553
Deferred revenue, current portion	450	177

Total current liabilities	9,720	13,758

Notes and loans payable	277	375
Deferred revenue	9,540	6,660
Deferred rent and other noncurrent liabilities	464	782

Total long term liabilities	10,281	7,817

Total liabilities	20,001	21,575

Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.0001 par value; authorized 175,000,000 shares; issued 82,457,142 and 45,882,015 at December 31, 2008 and 2007, respectively	8	5
Additional paid-in capital	165,542	148,767
Warrants	14,644	10,025
Accumulated deficit	(196,231)	(170,849)
Accumulated other comprehensive loss	(1,618)	(2,050)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(17,730)	(14,177)

Total liabilities and stockholders’ deficit	$2,271	$7,398

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue	$265	$327	$2,095

Operating expenses:
General and administrative	9,599	11,759	14,242
Research and development	12,623	15,312	15,675
Acquired in-process research and development	—	—	33,362

Total operating expenses	22,222	27,071	63,279

Loss from operations	(21,957)	(26,744)	(61,184)

Other income (expense), net:
Interest income	33	113	312
Gain on marketable securities	—	—	82
Foreign exchange gain (loss)	(327)	530	203
Interest expense	(1,266)	(2,287)	(6,331)
Reversal of contingent interest expense	—	—	994
Change in value of warrants and derivatives	113	(794)	371
(Loss) gain on extinguishment of debt	(1,975)	493	—
Miscellaneous income	—	—	100

Other expense, net	(3,422)	(1,945)	(4,269)

Loss before income tax expense	(25,379)	(28,689)	(65,453)
Income tax expense	(3)	(4)	—

Net loss	(25,382)	(28,693)	(65,453)
Deemed dividend and redeemable convertible preferred stock dividends	—	—	(8,963)

Loss attributable to common stockholders	$(25,382)	$(28,693)	$(74,416)

Basic and diluted loss per common share	$(0.41)	$(0.79)	$(3.07)
Weighted average common shares outstanding	62,057,132	36,387,774	24,232,873
The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Preferred Stock and Stockholders’ Deficit
(In thousands, except share and per share amounts)
For the Years Ended December 31, 2006, 2007 and 2008

	Series B Redeemable		Series C Redeemable									Accumulated
	Convertible Preferred		Convertible Preferred		Series A Convertible				Additional			Other
	Stock		Stock		Preferred Stock		Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	(Loss) Income	Stock	Deficit	Loss

Balance at December 31, 2005	3,106,736	7,074	8,839,573	19,534	3,368,385	8,226	1,711,745	—	151	4,584	(67,740)	(684)	(75)	(60,122)	(6,535)
Exercise of stock options	—	—	—	—	—	—	101,250	—	184	—	—	—	—	184	—
Exercise of Series B Convertible Preferred stock warrants	—	—	—	—	—	—	58,229	—	300	(300)	—	—	—	300	—
Exercise of Series C Convertible Preferred stock warrants	—	—	—	—	—	—	131,018	—	649	(650)	—	—	—	649	—
Exercise of March 2005 Senior Note warrants	—	—	—	—	—	—	22,096	—	42	—	—	—	—	42	—
Accretion of preferred stock dividends	—	4	—	10	—	—	—	—	—	—	(13)	—	—	(13)	—
Conversion of Series A, B, C Convertible Preferred Stock	(3,106,736)	(7,078)	(8,839,573)	(19,544)	(3,368,385)	(8,226)	6,063,317	1	34,847	—	—	—	—	26,622	—
Beneficial conversion feature related to Series A, B, C Preferred Stock	—	—	—	—	—	—	—	—	8,569	—	(8,569)	—	—	—	—
Beneficial conversion feature related to Series B & C Preferred Stock warrants	—	—	—	—	—	—	—	—	381	—	(381)	—	—	—	—
Beneficial conversion feature related to March 2005 Senior Notes	—	—	—	—	—	—	—	—	2,362	—	—	—	—	2,362	—
Beneficial conversion feature related to November 2005 Notes	—	—	—	—	—	—	—	—	2,000	—	—	—	—	2,000	—
Issuance of common stock and warrants, net of fees of $1.5 million	—	—	—	—	—	—	10,964,402	1	16,133	4,028	—	—	—	20,162	—
Issuance of common stock in connection with conversion of tbg II loan	—	—	—	—	—	—	282,885	—	2,439	—	—	—	—	2,438	—
Issuance of common stock in connection with conversion of 2002 bridge loan and accrued interest and exercise of warrants	—	—	—	—	—	—	4,454,583	—	9,617	(3,634)	—	—	—	9,618	—
Issuance of common stock in connection with conversion of March 2005 Senior Notes and accrued interest	—	—	—	—	—	—	1,126,758	—	3,200	—	—	—	—	3,200	—
Issuance of common stock in connection with conversion of November 2005 Notes and accrued interest	—	—	—	—	—	—	711,691	—	2,021	—	—	—	—	2,021	—
Issuance of common stock, options and warrants related to the merger with Maxim	—	—	—	—	—	—	5,793,117	1	41,387	—	—	—	—	41,388	—
Issuance of common stock to settle litigation	—	—	—	—	—	—	983,804	—	1,742	—	—	—	—	1,742	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,027	—	—	—	—	4,027	—
Stock-based compensation expense issued to third party	—	—	—	—	—	—	—	—	54	—	—	—	—	54	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(594)	—	(594)	(594)
Net loss	—	—	—	—	—	—	—	—	—	—	(65,453)	—	—	(65,453)	(65,453)

Balance at December 31, 2006	—	—	—	—	—	—	32,404,895	3	130,105	4,028	(142,156)	(1,278)	(75)	(9,373)	(66,047)
Reclass warrants from equity to liability	—	—	—	—	—	—	—	—	—	795	—	—	—	795	—
Reclass warrants from liability to equity	—	—	—	—	—	—	—	—	—	(653)	—	—	—	(653)	—
Payment of deferred financing costs	—	—	—	—	—	—	—	—	(46)	(18)	—	—	—	(64)	—
Exercise of stock options	—	—	—	—	—	—	5,653	—	8	—	—	—	—	8	—
Exercise of warrants	—	—	—	—	—	—	400,000	—	584	—	—	—	—	584	—
Issuance of common stock and warrants, net	—	—	—	—	—	—	12,720,019	2	15,153	5,511	—	—	—	20,666	—
Issuance of restricted common stock, net	—	—	—	—	—	—	34,792	—	51	—	—	—	—	51	—
Issuance of common stock, net, as payment of warrant liability	—	—	—	—	—	—	316,656	—	506	—	—	—	—	506	—
Issuance of warrants	—	—	—	—	—	—	—	—	—	362	—	—	—	362	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	2,402	—	—	—	—	2,402	—
Stock-based compensation to third parties	—	—	—	—	—	—	—	—	4	—	—	—	—	4	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(772)	—	(772)	(772)
Net loss	—	—	—	—	—	—	—	—	—	—	(28,693)	—	—	(28,693)	(28,693)

Balance at December 31, 2007	—	$—	—	$—	—	$—	45,882,015	$5	$148,767	$10,025	$(170,849)	$(2,050)	$(75)	$(14,177)	$(29,465)

Exercise of warrants	—	—	—	—	—	—	6,293,579	1	4,158	(1,599)	—	—	—	2,560	—
Issuance of common stock and warrants, net	—	—	—	—	—	—	26,154,911	2	8,385	4,930	—	—	—	13,317	—
Issuance of common stock under ESPP	—	—	—	—	—	—	500,000	—	102	—	—	—	—	102	—
Issuance of common stock as payment of loan	—	—	—	—	—	—	3,592,233	—	1,850	—	—	—	—	1,850	—
Issuance of restricted common stock, net	—	—	—	—	—	—	34,404	—	50	—	—	—	—	50	—
Issuance of warrants	—	—	—	—	—	—	—	—	—	1,288	—	—	—	1,288	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	2,230	—	—	—	—	2,230	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	432	—	432	432
Net loss	—	—	—	—	—	—	—	—	—	—	(25,382)	—	—	(25,382)	(25,382)

Balance at December 31, 2008	—	$—	—	$—	—	$—	82,457,142	$8	$165,542	$14,644	$(196,231)	$(1,618)	$(75)	$(17,730)	$(24,950)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(25,382)	$(28,693)	$(65,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	859	1,239
(Gain) loss on disposal of assets, net	(64)	—	62
Foreign exchange loss (gain)	327	(530)	(203)
Acquired in-process research and development	—	—	33,362
Stock-based compensation expense	2,281	2,457	4,081
Non-cash warrant value	—	362	—
Amortization of deferred financing costs and discount on loans	431	944	887
Beneficial conversion feature expense	—	—	4,362
Change in value of warrants and derivatives	(113)	794	(371)
Gain on maturity of marketable security	—	—	(82)
Loss (gain) on extinguishment of debt	1,725	(493)	—
Change in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	211	537	252
Decrease in other assets	1	—	181
Increase (decrease) in accounts payable	1,474	(916)	337
(Decrease) increase in accrued research contract costs	(103)	416	747
(Decrease) increase in accrued interest	(69)	76	123
Increase (decrease) in other accrued liabilities	422	(41)	(975)
Merger restructuring and litigation payments	—	(500)	(1,885)
Increase in deferred revenue	3,375	—	1,000
Recognition of deferred revenue	(222)	(284)	(2,059)
Payment of warrant liability	—	(663)	—
Increase in contingent interest	—	—	124
Reversal of contingent interest expense	—	—	(994)
(Increase) decrease in other liabilities	(168)	(150)	36

Net cash used in operating activities	(15,637)	(25,825)	(25,229)

Cash flows from investing activities:
Cash acquired in merger	—	—	3,537
Maturities of marketable securities	—	—	11,380
Change in restricted cash	265	—	(72)
Purchase of property and equipment	(37)	(188)	(138)
Payment of acquisition related costs	—	—	(3,642)
Proceeds from sale of web site	—	—	100
Proceeds from sale of property and equipment	64	23	135

Net cash provided by (used in) investing activities	292	(165)	11,300

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,661	592	184
Proceeds from issuance of common stock and warrants, net	13,277	20,765	20,839
Proceeds from loans and warrants	1,000	—	10,000
Repayment of loans	(5,794)	(3,741)	(1,787)
Deferred financing costs	—	(777)	(1,089)
Payments on capital lease obligations	—	—	(137)
Payment of failed initial public offering costs	—	—	(363)

Net cash provided by (used in) financing activities	11,144	16,839	27,647

Effect of exchange rate changes on cash and cash equivalents	48	(3)	(24)

Net increase (decrease) in cash and cash equivalents	(4,153)	(9,154)	13,694
Cash and cash equivalents at beginning of year	4,943	14,097	403

Cash and cash equivalents at end of year	$790	$4,943	$14,097

EpiCept Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$872	$1,280	$806
Cash paid for income taxes	3	4	3
Supplemental disclosure of non-cash financing activities:
Redeemable convertible preferred stock dividends	—	—	13
Beneficial conversion features in connection with conversion of preferred stock and warrant exercise	—	—	8,950
Beneficial conversion features in connection with conversion of convertible notes	—	—	4,362
Conversion of preferred stock into common stock	—	—	34,847
Conversion of convertible loans and accrued interest and exercise of bridge warrants into common stock	—	—	17,320
Conversion of senior secured term loan into common stock	1,850	—	—
Reclassification of warrants from equity to liability	418	795	—
Reclassification of warrants from liability to equity	(305)	(653)	—
Exercise of preferred stock warrants into common stock	—	—	950
Issuance of common stock to settle litigation	—	—	1,742
Issuance of common stock in connection with a release and settlement agreement	—	506	—
Unpaid costs associated with issuance of common stock	124	163	677
Unpaid financing, initial public offering costs and acquisition costs	263	150	240
Unpaid costs associated with purchase of property and equipment	—	—	129
Merger with Maxim:
Assets acquired	—	—	19,494
Liabilities assumed	—	—	3,047
In-process technology	—	—	33,362
Merger liabilities	—	—	4,684
Common stock, options and warrants related to the merger with Maxim	—	—	41,388
The accompanying notes are an integral part of these consolidated financial statements.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006
1. Organization and Description of Business
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. The Company’s strategy is to focus its development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. The Company’s lead product is Ceplene®, which when used concomitantly with interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. Marketing of Ceplene® is expected to commence in Europe in 2009. In December 2008, the Company received permission to proceed with a New Drug Submission (“NDS”) filing for Ceplene® with Health Canada for the treatment of AML in Canada and in January 2009, the Company received permission to proceed with a New Drug Application (“NDA”) filing with the United States Food and Drug Administration (“FDA”). In addition to Ceplene®, the Company has two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. The Company believes this portfolio of oncology and pain management product candidates lessens its reliance on the success of any single product candidate.
The Company’s cancer portfolio includes Crinobulin, or EPC2407, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. The Company has completed its first Phase I clinical trial for Crinobulin. AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myriad Genetics, Inc., or Myriad, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain.
The Company’s late-stage pain product candidate, EpiCeptTM NP-1 Cream, which the Company refers to as NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2008, the Company concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. In January 2009, the Company concluded a second Phase II clinical trial of NP-1 in which the Company studied its safety and efficacy in patients suffering from post-herpetic neuralgia, or PHN, compared to gabapentin and placebo. Both studies support the advancement of NP-1 into a registration-sized trial. NP-1 utilizes a proprietary formulation to administer FDA approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain, targeting pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface.
Ceplene® has been granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. None of the Company’s other drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that the Company and its collaborators’ clinical data establish the safety and efficacy of its drug candidates. Furthermore, the Company’s strategy includes entering into collaborative arrangements with third parties to participate in the development and commercialization of its products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under the Company’s control. The Company cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect the Company’s development plan or capital requirements.
The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with the Company’s ability to obtain regulatory approval for its product candidates, its ability to adequately fund its operations, dependence on collaborative arrangements, the development by the Company or its competitors of new technological innovations, the dependence on key personnel, the protection of proprietary technology, the compliance with the FDA and other governmental regulations. The Company has yet to generate product revenues from any of its product candidates. The Company has financed its operations primarily through the proceeds from the sales of common stock, warrants, debt instruments, cash proceeds from collaborative relationships and investment income earned on cash balances and short-term investments.

The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $196.2 million as of December 31, 2008. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:
•	seeks a European marketing partner in preparation for the launch and the sales of Ceplene®;
•	continues to conduct clinical trials for its product candidates;
•	seeks regulatory approvals for its product candidates;
•	develops, formulates, and commercializes its product candidates;
•	implements additional internal systems and develops new infrastructure;
•	acquires or in-licenses additional products or technologies or expand the use of its technologies;
•	maintains, defends and expands the scope of its intellectual property; and
•	hires additional personnel.
The Company believes that its existing cash and cash equivalents, together with the proceeds from the sale of convertible notes and common stock purchase warrants in February 2009, will be sufficient to fund its operations into the fourth quarter 2009. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from the Company’s strategic partners, including a marketing partner for Ceplene® in Europe that is expected to be received in the first half 2009, or funding through public or private financings, strategic relationships or other arrangements.
2. Significant Accounting Policies
Consolidation
The accompanying consolidated financial statements include the accounts of EpiCept Corporation and the Company’s 100%-owned subsidiaries. All inter-company transactions and balances have been eliminated.
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
Revenue Recognition
The Company recognizes revenue relating to its collaboration agreements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
The Company’s application of these standards requires subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. The Company evaluates its collaboration agreements to determine units of accounting for revenue recognition purposes. To date, the Company has determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities and, accordingly, does not treat them as a separate element. The Company recognizes revenue from non-refundable, upfront licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method or ratably over either the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract, or the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis or 2) the expiration of the last EpiCept licensed patent. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period. Proportional performance is measured based on costs incurred compared to total estimated costs to be incurred over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The Company periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time.

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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars using the period-end exchange rate for all balance sheet accounts and the average exchange rates for income statement accounts. Adjustments resulting from translation have been reported in other comprehensive loss.
Gains or losses from foreign currency transactions relating to inter-company debt are recorded in the consolidated statements of operations in other income (expense).
Stock-Based Compensation
The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 10 “Stock Options and Warrants.” Effective January 1, 2006, the Company accounts for these plans under Financial Accounting Standards Board (“FASB”) No. 123R, “Share-Based Payment” (“FAS 123R”).
Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. The Company recorded an unrecognized tax benefit related to certain tax credits for the year ended December 31, 2007. There was no effect on its consolidated financial condition or results of operations as a result of adopting FIN 48.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns for tax years after 2004 are still subject to review. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2008, 2007 and 2006. Income tax expense for the years ended December 31, 2008 and 2007 is primarily due to minimum state and local income taxes.
The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2008 and 2007, a full valuation allowance has been applied against the Company’s deferred tax assets based on historical operating results (See Note 11).

Loss Per Share
Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding excludes shares underlying unvested restricted stock, restricted stock units, stock options and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Common stock options	5,960,607	3,869,719	3,123,268
Restricted stock (unvested)	68,808	—	—
Restricted stock units (unvested)	304,022	—	—
Shares issuable upon conversion of convertible debt	1,112,500	—	—
Warrants	33,889,298	12,304,297	5,721,616

Total shares excluded from calculation	41,335,235	16,174,016	8,844,884

Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Marketable Securities
The Company has determined that all its marketable securities should be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in Stockholders’ Deficit under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. As of December 31, 2008 and 2007, the Company had no marketable securities.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.3 million are secured by restricted cash of $0.1 million and $0.3 million at December 31, 2008 and 2007, respectively. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million.
Identifiable Intangible Asset
Intangible asset consists of the assembled workforce acquired in the merger with Maxim in January 2006. The assembled workforce is being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce is $0.5 million and approximately $0.3 million of accumulated amortization has been recorded as of December 31, 2008. The remaining amortization of approximately $0.2 million will be recorded in 2009 due to the layoff of all the Company’s employees at its facility in San Diego, California in the first half of 2009. Assembled workforce amortization is recorded in research and development expense. During each of the years 2008, 2007 and 2006, the Company recorded $0.1 million of amortization.
Prepaid Expenses and Other Current Assets
As of December 31, 2008 and 2007, prepaid expenses and other current assets include the following:

	2008	2007
	(in thousands)
Prepaid expenses	$174	$319
Prepaid insurance	213	268
Other	8	20

Total prepaid expenses and other current assets	$395	$607

Deferred Financing Costs
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. As of December 31, 2008 and 2007, deferred financing costs were approximately $0.2 and $0.6 million, respectively. Amortization expense was $0.4 million, $0.5 million and $0.2 million for 2008, 2007 and 2006, respectively.

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
Deferred Rent
As a result of the merger with Maxim and the Company moving its corporate headquarters, the Company has leases for its facilities, which include escalation clauses as well as tenant improvement allowances. In accordance with accounting principles generally accepted in the United States of America, the Company recognizes rental expense, including tenant improvement allowances, on a straight-line basis over the life of the leases or useful life, whichever is shorter, irrespective of the timing of payments to or from the lessor. As of December 31, 2008 and 2007, the Company had deferred rent of $0.4 million and $0.6 million, respectively, that is being amortized through October 2013.
Derivatives
The Company accounts for its derivative instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS 133 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. As a result of certain financings (see Note 6), derivative instruments were created that are measured at fair value and marked to market at each reporting period. Changes in the derivative value are recorded as change in value of warrants and derivatives on the consolidated statements of operations.
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
Other Comprehensive Loss
For 2008, 2007 and 2006, the Company’s only element of comprehensive loss other than net loss was foreign currency translation gain (loss) of $0.4, $(0.8) and $(0.6) million, respectively.

Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	At December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$0.8	$0.8	$4.9	$4.9
Non-convertible loans	2.5	2.7	10.2	10.4
Convertible loans	1.1	1.0	—	—
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Cash Equivalents. The estimated fair value of cash and cash equivalents approximates its carrying value due to the short-term nature of these instruments.
Convertible and Non-Convertible Loans. The estimated fair value of non-convertible loans is based on the present value of their cash flows discounted at a rate that approximates current market returns for issues of similar risk.
Recent Accounting Pronouncements
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the implementation of FAS 162 to have any effect on its consolidated financial statements.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. FAS 161 is effective for the Company on January 1, 2009. The Company has not completed its assessment of FAS161 and the impact, if any, on the Company’s consolidated financial statements.
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
In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FAS 115 to, and among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157. The Company adopted FAS 159 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements. As of December 31, 2008, the Company did not elect to apply the provisions of FAS 159 since the Company did not have financial assets or liabilities for which the fair value needed to be determined in accordance with FAS 159.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels: (i) Level 1—quoted prices in active markets for identical assets and liabilities; (ii) Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; and (iii) Level 3—unobservable inputs. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amended Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted FAS 157 on January 1, 2008. The adoption of this pronouncement with respect to financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. The Company does not expect that adoption with respect to non-financial assets and liabilities will have a material effect on its consolidated financial statements.
3. License Agreements
Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. In 2008, 2007 and 2006, the Company recorded revenue from Endo of approximately $33,000, $0.2 million and $0.5 million, respectively. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
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
Myriad Genetics, Inc. (Myriad)
In connection with its merger with Maxim on January 4, 2006, EpiCept acquired a license agreement with Myriad Genetics Inc. (“Myriad”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds, including AzixaTM, to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II clinical trial. In 2008, 2007 and 2006, the Company recorded revenue from Myriad of approximately $0.1 million, $0 and $0, respectively.
DURECT Corporation
In December 2006, the Company entered into a license agreement with DURECT Corporation (“DURECT”), pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received $1.0 million payment which has been deferred and is being recognized as revenue ratably over the last patent life. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life. In 2008, 2007 and 2006, the Company recorded revenue from DURECT of approximately $0.1 million, $0.1 million and $2,000, respectively.
Adolor Corporation (Adolor)
Under a license agreement signed in July 2003, the Company granted Adolor the exclusive right to commercialize a sterile topical patch containing an analgesic alone or in combination, including LidoPAIN SP, throughout North America. Since July 2003, the Company received non-refundable payments of $3.0 million, which were being deferred and recognized as revenue ratably over the estimated product development period. On October 27, 2006, the Company was informed of the decision by Adolor to discontinue its licensing agreement with the Company for LidoPAIN SP and recognized the remaining deferred revenue of approximately $1.2 million as the Company has no further obligations to Adolor. As a result, the Company now has the full worldwide development and commercialization rights to the product candidate. In 2008, 2007 and 2006, the Company recorded revenue from Adolor of approximately $0, $0, and $1.5 million, respectively.
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

Epitome/Dalhousie
In August 1999, the Company entered into a sublicense agreement with Epitome Pharmaceuticals Limited under which the Company was granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia that were licensed to Epitome by Dalhousie University. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in EpiCeptTM NP-1. This technology has been incorporated into EpiCept NP-1. In July 2007, the Company converted the sublicense agreement previously established with Epitome Pharmaceuticals Limited, related to its product candidate EpiCeptTM NP-1, into a direct license with Dalhousie University. Under this new arrangement, the Company gained more favorable terms, including a lower maintenance fee obligation and reduced royalty rate on future product sales.
The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or an NDA for NP-1 is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. The sublicense agreement with Epitome terminated in July 2007. Under the termination agreement with Epitome, the Company made a $0.3 million cash payment and issued five year warrants at an exercise price of $1.96 per share to purchase 0.3 million shares of its common stock, valued at $0.4 million using the Black-Scholes option-pricing model. During 2008, 2007 and 2006, the Company paid Epitome a fee of $0.3 million, $0.3 million and $0, respectively and will be required to pay a fee of $0.3 million in 2009 if the agreement with Dalhousie remains in effect. During 2008, the Company paid Dalhousie a maintenance fee of $0.4 million. During 2007, the Company paid Dalhousie a signing fee of $0.3 million, a maintenance fee of $0.4 million and a milestone payment of $0.2 million upon the dosing of the first patient in a Phase III clinical trial for the licensed product. These payments were all expensed to research and development in their respective years.
Shire BioChem
In March 2004 and as amended in January 2005, Maxim entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreement, all rights and obligations of the parties under the July 2000 agreement were terminated and Shire BioChem agreed to assign and/or license to the Company rights it owned under or shared under the prior research program. The agreement did not require any up-front payments, however, the Company is required to provide Shire Biochem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales. The Company accrued a license fee expense of $0.5 million upon the commencement of a Phase I clinical trial for Crinobulin in 2006. This amount, and approximately $0.1 million in interest, remains accrued and unpaid as of December 31, 2008.
Hellstrand
In October 1999, the Company entered into a royalty agreement with Dr. Kristoffer Hellstrand under which the Company has an exclusive license to certain patents for Ceplene® configured for the systemic treatment of cancer, infectious diseases, autoimmune diseases and other medical conditions. The Company previously paid Dr. Hellstrand $1 million. In addition, the Company owes a royalty of 1% of net sales. Through December 31, 2008, no royalties have been paid.
4. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2008	2007
	(in thousands)
Furniture, office and laboratory equipment	$1,618	$1,853
Leasehold improvements	764	753

	2,382	2,606
Less accumulated depreciation	(1,880)	(2,007)

	$502	$599

Depreciation expense was approximately $0.2 million, $0.8 million and $1.1 million for each of the years ended December 31, 2008, 2007 and 2006. The Company sold excess equipment during 2008 resulting in a gain of $0.1 million.

5. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31
	2008	2007
	(in thousands)
Accrued professional fees	$228	$326
Accrued salaries and employee benefits	1,276	1,039
Other accrued liabilities	630	188

	$2,134	$1,553

6. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	December 31
	2008	2007
	(in thousands)
Ten-year, non-amortizing loan due June 30, 2009(1)	$2,144	$2,458
Convertible debenture due April 10, 2009(2)	1,113	—
July 2006 note payable due July 1, 2012 and other(3)	380	467
August 2006 senior secured term loan due April 1, 2009(4)	8	7,307

Total notes and loans payable, before debt discount	3,645	10,232
Less: Debt discount	93	304

Total notes and loans payable	3,552	9,928
Less: Notes and loans payable, current portion	3,275	9,553

Notes and loans payable, long-term	$277	$375

(1)
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

On December 20, 2007, Epicept GmbH entered into a repayment agreement with tbg, whereby Epicept GmbH paid tbg approximately €0.2 million ($0.2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.0 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 was to be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). Epicept GmbH considered this a substantial modification to the original debt agreement and has recorded the new debt at its fair value in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification of Debt Instruments” (“EITF 96-19”). As a result of the modification to the original debt agreement, EpiCept GmbH recorded a gain on the extinguishment of debt of $0.5 million in December 2007. Accrued interest attributable to the additional interest payments totaled $0 at December 31, 2008 and 2007.

On May 14, 2008, Epicept GmbH entered into a prolongation of the repayment agreement with tbg, whereby the loan balance of €1.5 million ($2.0 million) was required to be repaid to tbg no later than December 31, 2008. Interest continued to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 continued to apply without change.

On November 26, 2008, Epicept GmbH entered into a second amendment to the repayment agreement with tbg, whereby the loan balance of €1.5 million ($2.0 million) will be repaid to tbg no later than June 30, 2009. Interest will continue to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 will continue to apply without change.

(2)
In December 2008, the Company completed the sale of subordinated convertible notes due April 10, 2009 for aggregate proceeds of $1.0 million. The notes are convertible into shares of the Company’s common stock at any time upon the election of the purchasers at $1.00 per share. The notes are subordinated to the senior secured loan discussed in (4) below. The notes were issued as an original issue discount obligation in lieu of periodic interest payments and therefore no interest payments will be made under these notes. Accordingly, the aggregate principal face amount of the notes is $1,112,500. The Company repaid these notes in January and February 2009.

(3)
In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006. The loan balance at December 31, 2008 was $0.4 million.

(4)
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

The Company allocated the $10.0 million in proceeds between the term loan and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a debt discount. The debt discount was being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. During 2008 and 2007, the Company recognized approximately $0.1 million and $0.4 million, respectively, of non-cash interest expense related to the accretion of the debt discount. Since inception of the term loan, the Company recognized approximately $0.8 million of non-cash interest expense related to the accretion of the debt discount.

On May 5, 2008, the Company entered into the first amendment to the loan agreement. Under this agreement the Company paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in the Company’s bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of the Company’s common stock at an exercise price of $0.30 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Therefore, the warrants were reclassified as a liability from equity for approximately $0.4 million at the date of the amendment to the loan agreement. The value of the warrant shares were being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with EITF 00-19 and were reclassified as equity from a liability for $0.3 million. The Company recognized a change in the fair value of warrants and derivatives of approximately $0.1 million, as a gain on the consolidated statement of operations. The warrants issued under this amendment were exercised in full during the third quarter of 2008 and zero warrants were outstanding at December 31, 2008.

On June 23, 2008, the Company entered into the second amendment to the loan agreement. Under this amendment, the Company paid Hercules a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, the Company is required to make contingent payments of $0.5 million resulting from the approval of Ceplene®, which was paid in September 2008, and $0.3 million if the Phase II trial for NP-1 yields statistically significant results of the primary endpoints, which we paid in February 2009. Hercules may, at its option, convert up to $1.9 million of the outstanding principal balance into up to 3.7 million shares of the Company’s common stock at a price of $0.515 per share. In October 2008 and December 2008, Hercules converted $1.9 million of the outstanding principal balance into approximately 3.6 million shares of the Company’s common stock, resulting in a reduction of the outstanding principal balance to $8,000 at December 31, 2008. As of March 11, 2009, there was no balance remaining on the senior secured loan.

Finally, in connection with the second amendment to the loan agreement, the Company issued Hercules warrants to purchase an aggregate of 3.8 million shares of the Company’s common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of the Company’s common stock at an exercise price of $0.41 per share. The Company considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with EITF 96-19. As a result of the modification to the original debt agreement, the Company recorded a loss on the extinguishment of debt of $2.0 million in June 2008. As of March 11, 2009, 3.1 million warrants have been exercised at an exercise price of $0.39 per share, resulting in warrants to purchase an aggregate of 0.7 million shares of our common stock at an exercise price of $0.39 per share and warrants to purchase an aggregate of 1.0 million shares of our common stock at an exercise price of $0.41 per share outstanding as of this date.

At December 31, 2008, contractual principal payments due on loans and notes payable are as follows:

As of December 31,
Year Ending	2008
(in thousands)
2009	$3,368
2010	101
2011	114
2012	62

Total	$3,645

7. Preferred Stock and Warrants
Upon closing of the merger with Maxim on January 4, 2006, the Company filed an Amended and Restated Certificate of Incorporation authorizing 5 million undesignated preferred shares. No preferred stock was issued and outstanding as of December 31, 2008 and 2007, respectively.
8. Common Stock and Common Stock Warrants
In May 2008, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 75,000,000 to 175,000,000 shares.
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
On June 23, 2008, the Company entered into the second amendment to the loan agreement with Hercules. Under this amendment, the Company issued Hercules warrants to purchase an aggregate of 3.8 million shares of the Company’s common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of the Company’s common stock at an exercise price of $0.41 per share. Hercules had 4.8 million warrants outstanding as of December 31, 2008. As of March 11, 2009, 3.1 million warrants have been exercised by Hercules at an exercise price of $0.39 per share, resulting in warrants to purchase an aggregate of 0.7 million shares of our common stock at an exercise price of $0.39 per share and warrants to purchase an aggregate of 1.0 million shares of our common stock at an exercise price of $0.41 per share outstanding as of this date.

9. Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under agreements through 2012 accounted for as operating leases. The leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Rent expense approximated $1.4 million, $1.3 million and $1.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.
Future minimum rental payments under non-cancelable operating leases as of December 31, 2008 are as follows:

As of December 31,
Year Ending	2008
(in thousands)
2009	1,303
2010	1,027
2011	1,055
2012	808
2013	661

$4,854

Consulting Contracts and Employment Agreements
The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party to the agreement upon the other party attaining certain milestones as defined in the agreements. As of December 31, 2008, the Company may be required to make future milestone payments, totaling approximately $3.1 million, under these agreements, of which approximately $1.6 million is payable during 2009 and approximately $1.5 million is payable from 2010 through 2015. The Company is obligated to make future royalty payments to three of its collaborators under existing license agreements, including ones based on net sales of NP-1 and the other based on net sales of Crinobulin, to the extent revenues on such products are realized. The sublicense agreement with Epitome terminated on July 19, 2007. Under its agreement with Epitome Pharmaceuticals, the Company is obligated to pay a $0.3 million fee in 2009 so long as the Company desires to maintain its rights under the license agreement with Dalhousie University. A payment of $0.3 million, $0.3 million and $0 was paid to Epitome in 2008, 2007 and 2006, respectively. Under its agreement with Dalhousie University, the Company is obligated to pay an annual maintenance fee so long as no commercial product sales have occurred and the Company desires to maintain its rights under the license agreement. During 2007, the Company paid Dalhousie a signing fee of $0.3 million, a maintenance fee of $0.4 million and a milestone payment of $0.2 million upon the dosing of the first patient in a Phase III clinical trial for the licensed product. During 2008, the Company paid Dalhousie a maintenance fee of $0.5 million.
The Company’s Board of Directors ratified the employment agreements between the Company and its chief executive officer and chief financial officer dated as of October 28, 2004. The employment agreements cover the term through December 31, 2008, and provide for base salary, discretionary compensation, stock option awards, and reimbursement of reasonable expenses in connection with services performed under the employment agreements. The agreements also compensate such officers in the event of their death or disability, termination without cause, or termination within one year of an initial public offering or a change of control, as defined in the respective employment agreements. Both employment agreements were automatically renewed for another year, ending December 31, 2009.
Litigation
There are no legal proceedings pending against the Company as of December 31, 2008.

10. Stock Options and Warrants
The Company records stock-based compensation expense at fair value in accordance with the FAS 123R. The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of FAS 123R and interpreted by an SEC issued Staff Accounting Bulletin No. 107, or SAB 107. In accordance with SAB 107, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than its actual volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The Company accounts for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is periodically remeasured and income or expense is recognized during the vesting terms.
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective at the time of the merger with Maxim on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 7,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. In January 2009, the Company’s Board of Directors granted options to purchase approximately 0.8 million shares of the Company’s common stock at a fair market value exercise price of $0.63 per share.
The weighted-average fair value of the stock option awards granted to employees was $0.60, $1.26 and $3.70 for the years ended December 31, 2008, 2007 and 2006, respectively, and was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	2008	2007	2006
Expected life	5 years	5 years	5 years
Expected volatility	87.5% to 118.0%	85.0% to 95.0%	69.0% to 85.0%
Risk-free interest rate	2.96% to 3.34%	4.66% to 4.79%	4.28% to 5.10%
Dividend yield	0%	0%	0%
The expected life of the stock options was calculated using the method allowed by the provisions of FAS 123R and interpreted by an SEC issued Staff Accounting Bulletin No. 107 (SAB 107), as amended by SAB 110. In accordance with SAB 107, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than its actual volatility. For the first two quarters of 2006, the Company used the historical volatility rates of comparable companies. For the last two quarters of 2006 and all of 2007 and 2008, the Company’s actual stock volatility rate was higher than the volatility rates of comparable public companies. Therefore, the Company used its historical volatility rate for these periods as management believes that this rate will be representative of future volatility over the expected term of the options. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

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
The following table presents the 2008, 2007 and 2006 total employee, board of directors and third party stock-based compensation expense resulting from the issuance of stock options and the Employee Stock Purchase Plan included in the consolidated statement of operations:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
General and administrative	$1,792	$2,137	$3,721
Research and development	489	320	360

Stock-based compensation costs before income taxes	2,281	2,457	4,081
Benefit for income taxes (1)	—	—	—

Net compensation expense	$2,281	$2,457	$4,081

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the years ended December 31, 2008 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Options outstanding at December 31, 2007	3,869,719	$5.87
Granted	2,172,496	0.76
Exercised	—	—
Forfeited	(74,687)	4.48
Expired	(6,921)	49.86

Options outstanding at December 31, 2008	5,960,607	$3.98	7.85	$371,034

Vested or expected to vest at December 31, 2008	5,823,959	$4.03	7.56	$368,467

Options exercisable at December 31, 2008	4,594,124	$4.66	7.56	$345,371

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
	Options	Weighted-	Weighted-	Shares	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Price	2008	Contractual Life	Price	2008	Price
$0.24 – 0.63	1,261,696	9.8 years	$0.35	1,126,630	$0.33
1.20 – 2.00	2,010,955	7.9 years	$1.38	929,079	$1.36
2.24 – 3.40	333,750	7.8 years	$2.71	283,008	$2.70
5.84 – 8.68	2,091,574	7.2 years	$5.90	1,993,370	$5.91
10.30 – 77.22	262,632	3.9 years	$27.59	262,037	$27.63

	5,960,607		$3.98	4,594,124	$4.66

The total intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $0, $5,000 and $0.2 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2008 (for outstanding options), less the applicable exercise price.
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

As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock and restricted stock units amounted to $1.8 million, which will be amortized over the weighted-average remaining requisite service period of 2.17 years.
Restricted Stock
Restricted stock was issued to certain employees in January 2007, which entitle the holder to receive a specified number of shares of the Company’s common stock over a four year, monthly vesting term. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. There were no restricted stock grants prior to 2007. Summarized information for restricted stock grants for the year ended December 31, 2008 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share
Nonvested at December 31, 2007	103,212	$1.46
Granted	—	—
Vested	(34,404)	1.46
Forfeited	—	—

Nonvested at December 31, 2008	68,808	$1.46

Restricted Stock Units
Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors in 2008, which entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the two year or four year vesting term. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the year ended December 31, 2008 is as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date Value Per Share
Nonvested at December 31, 2007	33,750	$2.78
Granted	275,272	1.07
Vested	—	—
Forfeited	(5,000)	2.78

Nonvested at December 31, 2008	304,022	$1.22

Non-Employee Stock Options
Options issued to non-employees are valued using the fair value method (Black-Scholes option-pricing model) under FAS 123R and EITF Issue 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The value of such options is measured and an expense is recognized during the vesting terms. Compensation expense will be adjusted at each reporting date based on the then fair value of the grant until fully vested. Summarized information for stock option grants to former directors for 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Granted	—	—	40,000
Volatility	—	—	69% – 85%
Risk free rate	—	—	4.45% – 5.21%
Dividends	—	—	—
Weighted average life	—	—	5 Yrs
Compensation expense	—	—	$0.1 million

1995 Stock Options
The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provides for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the Plan. All stock options granted in 2006 were from the 2005 Plan. Under the terms of the 1995 Stock Option Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of December 31, 2008 with a weighted average exercise price of $1.31.
2005 Employee Stock Purchase Plan
The 2005 Employee Stock Purchase Plan (the “2005 ESPP”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The Employee Stock Purchase Plan became effective upon the completion of the merger with Maxim on January 4, 2006 and a total of 500,000 shares of common stock have been reserved for sale. The Company commenced the administration of the 2005 ESPP in November 2007. The 2005 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2005 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period commenced November 16, 2007 and ended June 30, 2008. Each subsequent offering period will have a six month duration.
The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model. Share options for employees entering the ESPP were estimated using the Black-Scholes option-pricing model and the assumptions noted on the table below.

	2008	2007	2006
Expected life	.50 years	.63 years	n/a
Expected volatility	97.0%	87.5%	n/a
Risk-free interest rate	2.13%	3.57%	n/a
Dividend yield	0%	0%	n/a
As of December 31, 2008, 500,000 shares were issued under the 2005 ESPP, therefore there are currently no shares available for issuance under the 2005 ESPP. For the years ended December 31, 2008 and 2007, the Company recorded an expense of $45,000 and $0, respectively, based on the estimated number of shares to be purchased.
Warrants
The following table summarizes information about warrants outstanding at December 31, 2008:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2009	258,497	$37.46
February 2006 stock issuance	2011	1,020,208	4.00
December 2006 stock issuance	2011	3,854,800	1.47
June 2007 stock issuance (See Note 8)	2012	2,668,727	2.93
Termination of sublicense agreement	2012	250,000	1.96
October 2007 stock issuance (See Note 8)	2013	2,129,235	1.88
December 2007 stock issuance (See Note 8)	2013	1,666,666	1.50
March 2008 stock issuance (See Note 8)	2013	3,035,231	0.86
Senior Secured Term Loan (See Note 7)	2013	3,846,153	0.39
Senior Secured Term Loan (See Note 7)	2013	975,609	0.41
June 2008 stock issuance (See Note 8)	2013	7,300,000	0.39
July 2008 stock issuance (See Note 8)	2013	2,100,000	0.39
August 1, 2008 stock issuance (See Note 8)	2013	276,497	0.68
August 11, 2008 stock issuance (See Note 8)	2013	1,482,452	0.63
August 11, 2008 stock issuance (See Note 8)	2013	2,764,978	0.69
August 11, 2008 stock issuance (See Note 8)	2013	260,245	0.95

Total		33,889,298	$1.35

Between December 31, 2008 and March 11, 2009, a total of 8.5 million shares of our common stock were issued upon the exercise of common stock purchase warrants, resulting in proceeds to the Company of approximately $2.9 million.

11. Income Taxes
In 2007, the Company determined that an ownership change occurred under Section 382 of the Internal Revenue Code. As a result, the utilization of the Company’s Federal net operating loss carryforwards and other tax attributes will be limited to approximately $1.6 million per year. The Company also determined that it was in a Net Unrealized Built-in Gain position (for purposes of Section 382) at the time of the ownership change, which increases its annual limitation through 2011 by approximately $2.9 million per year. Accordingly, the Company has reduced its net operating loss carryforwards and research and development tax credits to the amount that the Company estimates that it would be able to utilize in the future, if profitable, considering the above limitations.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with FAS 109, “Accounting for Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2008 and 2007. The change in the valuation allowance for the year ended December 31, 2008 was an increase of approximately $11.9 million. The change in the valuation allowance for the year ended December 31, 2007 was a decrease of approximately $137.3 million due primarily to the write-down of deferred tax assets as noted above. The change in the valuation allowance for the year ended December 31, 2006 was an increase of approximately $159.0 million. Significant components of the Company’s deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Patent costs	$1,044	$1,200
Stock-based compensation	4,811	3,909
Accrued liabilities — U.S.	322	291
Accrued liabilities — foreign	395	198
Deferred revenue	3,539	2,291
Fixed assets	707	748
Deferred rent	72	125
Other	(76)	(65)
Warrant	493	(16)
Credits	3,249	3,519
Net operating loss carryforwards — U.S.	36,533	29,453
Net operating loss carryforwards — foreign	4,421	2,035

Total deferred tax assets	55,583	43,688
Valuation allowance	(55,468)	(43,573)

Net deferred tax asset	115	115
FIN 48 liability	(115)	(115)

Net deferred taxes	$—	$—

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2008, 2007 and 2006 is as follows:

	For the Year Ended
	December 31,
	2008	2007	2006
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.5)	0.0	0.0
Acquired in-process research and development	0.0	0.0	17.3
Other	0.2	(0.5)	0.0
Change in foreign rates	0.0	3.6	0.0
Change in valuation allowance	39.3	30.9	16.7

Effective tax rate	(0)%	(0)%	(0)%

The principal differences between the U.S. statutory tax rate of 34% and the Company’s effective tax rates of (0)% for the years ended December 31, 2008, 2007 and 2006 is primarily due to the Company’s valuation allowance.
The Company has approximately $197.7 million of net operating loss carryforwards (federal, state and foreign) and tax credit carryforwards of $3.2 million. As previously noted, the Company reduced its tax attributes (NOL’s and tax credits) as a result of the Company’s ownership change and the limitation placed on the utilization of its tax attributes as a substantial portion of the NOL’s and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the NOL’s were reduced by approximately $611 million and the tax credit carryforwards were reduced by approximately $7.3 million.

	December 31,
	2008	2007
	(in millions)
Federal NOL’s	$87.4	$72.8
State NOL’s	95.6	77.6
Foreign NOL’s	14.7	13.6

Total NOL’s	$197.7	$164.0

	(in thousands)
Federal Credits	$55	$589
State Credits	3,194	2,943

Total Credits	$3,249	$3,532

The Company’s federal NOL’s of $87.4 million and state NOL’s of $95.6 million begin to expire after 2012 up through 2028. The Company’s foreign NOL’s of $14.7 million do not expire. The Company’s federal and state tax credits of $3.2 million begin to expire in 2024 through 2028.
As of January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have a material impact on the Company’s consolidated financial condition or results of operations and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company has gross liabilities recorded of approximately $0.1 million as of December 31, 2008 and 2007. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,	December 31,
	2008	2007
	(in thousands)
Balance at January 1,	$115	$—
Additions related to tax positions	—	115

Balance at December 31,	$115	$115

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company has not accrued any interest or penalties related to unrecognized tax benefits. The FIN 48 liability offsets net deferred tax assets.

12. Segment and Geographic Information
The Company operates as one reportable segment. The Company maintains development operations in the United States and Germany. Geographic information for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006 (1)
	(in thousands)
Revenue
United States	$262	$306	$1,283
Germany	3	21	812

	$265	$327	$2,095

Net loss (profit)
United States (2)	$24,218	$28,701	$65,658
Germany	1,164	(8)	(205)

	$25,382	$28,693	$65,453

Total Assets
United States (3)	$2,219	$7,281	$17,256
Germany	52	117	1,170

	$2,271	$7,398	$18,426

Long Lived Assets, net
United States	$499	$595	$1,309
Germany	3	4	7

	$502	$599	$1,316

(1)	On January 4, 2006, the Company completed its merger with Maxim Pharmaceuticals, Inc.

(2)
Includes, in 2006, the in-process research and development acquired upon the completion of the Company’s merger with Maxim Pharmaceuticals, Inc. on January 4, 2006 and the beneficial conversion features related to the conversion of certain if its notes outstanding and preferred stock into its common stock and from certain anti-dilution adjustments to its preferred stock as a result of the exercise of the bridge warrants.

(3)	Upon completion of the Company’s merger with Maxim Pharmaceuticals, Inc. on January 4, 2006, the Company acquired cash and cash equivalents of approximately $15.1 million.
13. Quarterly Results (Unaudited)
Summarized quarterly results of operations for the years ended December 31, 2008 and 2007 are as follows (in thousands except per share and share amounts):

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	(in thousands, except for share and per share amounts)
Revenue	$49	$42	$78	$96
Operating expenses	6,060	5,562	5,440	5,159
Net loss	(6,077)	(7,765)	(6,163)	(5,375)
Basic and diluted loss per common share(1)	(0.13)	(0.15)	(0.09)	(0.07)
Weighted average shares outstanding	47,421,064	52,012,245	69,406,850	79,152,709

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	(in thousands, except for share and per share amounts)
Revenue	$159	$100	$46	$22
Operating expenses	7,026	6,634	7,031	6,380
Net loss	(7,674)	(7,044)	(7,705)	(6,270)
Basic and diluted loss per common share(1)	(0.24)	(0.22)	(0.20)	(0.15)
Weighted average shares outstanding	32,395,366	32,404,185	37,599,333	43,021,637

(1)	The addition of loss per common share by quarter may not equal the total loss per common share for the year or year to date due to rounding.

14. Subsequent Events
In February 2009, the Company repaid the remaining principal amount and all fees due under its $10.0 million senior secured loan.
In February 2009, the Company received net proceeds of approximately $15.6 million from the public offering of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 11.1 million shares of the Company’s common stock at an exercise price of $1.035 per share. As of March 11, 2009, a total of $15.0 million principal aggregate amount of the convertible subordinated notes were converted into approximately 16.7 million shares of the Company’s common stock.
In January 2009, the Company announced that it is discontinuing its drug discovery activities and implementing an approximate 65% reduction in its workforce.

Exhibit Index

Exhibit
Number	Description of Exhibits
2.1
Agreement and Plan of Merger, dated as of September 6, 2005, among EpiCept Corporation, Magazine Acquisition Corp. and Maxim Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Maxim Pharmaceuticals Inc.’s Current Report on Form 8-K filed September 6, 2005).

3.1	Third Amended and Restated Certificate of Incorporation of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 21, 2008).

3.2	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.3 to EpiCept Corporation’s Current Report on Form 8-K filed January 9, 2006).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the EpiCept’s Corporation’s Registration Statement on Form S-1 (File No. 333-121938) (the “EpiCept Form S-1”)).

4.2	Convertible Debenture due April 10, 2009 (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K, filed December 9, 2008).

4.3
Indenture between EpiCept Corporation and Bank of New York Mellon, as Trustee, dated February 9, 2009 (incorporated by reference to Exhibit 4.1 to Epicept Corporation’s Current Report on Form 8-K, filed February 10, 2009).

10.1	Form of Indemnification Agreement between EpiCept Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the EpiCept Form S-1).

†10.2	1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the EpiCept Form S-1).

†10.3	2005 Equity Incentive Plan (Amended and Restated May 23, 2007) (incorporated by reference to Exhibit 10.1 to EpiCept’s Current Report on Form 8-K filed May 30, 2007).

†10.4	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Form S-4).

†10.5	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and John V. Talley (incorporated by reference to Exhibit 10.5 to the EpiCept Form S-1).

†10.6	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and Robert Cook (incorporated by reference to Exhibit 10.6 to the EpiCept Form S-1).

10.7	License Agreement, dated as of December 18, 2003, between Endo Pharmaceuticals Inc. and EpiCept Corporation (incorporated by reference to Exhibit 10.9 to the EpiCept Form S-1).
10.8	Royalty Agreement, dated as of July 16, 2003, between EpiCept Corporation and R. Douglas Cassel, M.D. (incorporated by reference to Exhibit 10.10 to the EpiCept Form S-1).

10.9	Cooperation Agreement between APL American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.13 to the EpiCept Form S-1).

10.10	Investment Agreement between Pharmed Labs GmbH and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.14 to the EpiCept Form S-1).

10.11
Investment Agreement among Pharmed Labs GmbH, American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated February 17, 1998 (incorporated by reference to Exhibit 10.15 to the EpiCept Form S-1).

10.12
Lease Agreement between BMR-Landmark at Eastview LLC, as Landlord, and EpiCept Corporation, as Tenant, dated August 28, 2006 (incorporated by reference to Exhibit 10.12 to EpiCept Corporation’s Annual Report on Form 10-K filed March 18, 2008).

Exhibit
Number	Description of Exhibits
10.13
First Exchange Option Agreement, dated as of December 31, 1997, by and between American Pharmed Labs, Inc. and tbg Technologie-Beteiligungs-Gesellschaft mbg der Deutschen Ausgleichsbank (incorporated by reference to Exhibit 10.22 to the EpiCept Form S-1).

10.14
Second Exchange Option Agreement, dated as of February 17, 1998, by and between American Pharmed Labs, Inc. and tbg Technologie-Beteiligungs-Gesellschaft mbh der Deutschen Ausgleichsbank (incorporated by reference to Exhibit 10.23 to the EpiCept Form S-1).

10.15
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

10.17
Amendment No. 1 to License Agreement between EpiCept Corporation and DURECT Corporation, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed September 17, 2008).

10.18
Loan and Security Agreement with Hercules Technology Growth Capital, Inc., dated August 30, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 10-Q filed November 9, 2006).

10.19
First Amendment to the Loan and Security Agreement with Hercules Technology Growth Capital, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 9, 2008).

10.20
Second Amendment to Loan and Security Agreement, by and among EpiCept Corporation, Maxim Pharmaceuticals Inc. and Hercules Technology Growth Capital, Inc., dated as of June 23, 2008 (incorporated by reference to Exhibit 10.4 to EpiCept Corporation’s Current Report on Form 8-K filed June 23, 2008).

10.21
Warrant Agreement with Hercules Technology Growth Capital, Inc., dated August 30, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 10-Q filed November 9, 2006).

10.22
Second Amendment to the Warrant Agreement with Hercules Technology Growth Capital, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed May 9, 2008).

10.23
First Amendment to the Deposit Account Control Agreement with Hercules Technology Growth Capital, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed May 9, 2008).

10.24
Common Stock Warrant, by and between EpiCept Corporation and Hercules Technology Growth Capital, Inc., dated as of June 23, 2008 (incorporated by reference to Exhibit 10.6 to EpiCept Corporation’s Current Report on Form 8-K filed June 23, 2008).

10.25
Amendment to the Repayment Agreement by and between EpiCept Corporation and Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, dated May 23, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 28, 2008).

10.26	Securities Purchase Agreement, dated June 28, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept’s Current Report on Form 8-K filed June 29, 2007).

10.27	Form of Warrant, dated as of June 28, 2007 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed June 29, 2007).

10.28	Securities Purchase Agreement, dated October 10, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed October 11, 2007).

Exhibit
Number		Description of Exhibits
10.29		Form of Warrant, dated as of October 10, 2007 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed October 11, 2007).

10.30		Securities Purchase Agreement, dated December 4, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed December 5, 2007).

10.31		Form of Common Stock Purchase Warrant, dated as of December 4, 2007 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed December 5, 2007).

10.32		Securities Purchase Agreement, dated March 6, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K dated March 6, 2008).

10.33		Securities Purchase Agreement, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 25, 2008).

10.34		Form of Warrant, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.6 to EpiCept Corporation’s Current Report on Form 8-K filed June 23, 2008).

10.35		Securities Purchase Agreement, dated July 15, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 16, 2008).

10.36		Form of Warrant, dated as of July 15, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed July 16, 2008).

10.37		Securities Purchase Agreement, dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed August 4, 2008).

10.38		Form of Warrant, dated as of August 1, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed August 4, 2008).

10.39		Securities Purchase Agreement, dated August 11, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed August 12, 2008).

10.40		Form of Warrant, dated as of August 11, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed August 12, 2008).

10.41		Securities Purchase Agreement, dated as of December 8, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed December 9, 2008).

10.42		2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Registration Statement on Form S-8 filed December 23, 2008).

10.43
Second Amendment to the Repayment Agreement by and between EpiCept Corporation and Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, dated November 26, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on form 8-K filed December 3, 2008).

10.44		Placement Agent Agreement (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on form 8-K filed December 9, 2008)

11.1		Statement Regarding Computation of Per Share Earnings (incorporated by reference to the Notes to Consolidated Financial Statements included in Part II of this Report).

21.1	*	List of Subsidiaries of EpiCept Corporation.

23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit
Number		Description of Exhibits
31.1	**	Certification of Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer, pursuant to pursuant to 18 U.S.C. 1350, adopted Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement
(c) Financial Statements Schedules.
None.