Form 10-Q
period 2009-03-31
EPICEPT CORP
filed 2009-05-08
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (914) 606-3500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2009 the Registrant had outstanding 118,146,033 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$10,143	$790
Inventory	282	—
Prepaid expenses and other current assets	509	395

Total current assets	10,934	1,185
Restricted cash	1,015	71
Property and equipment, net	472	502
Deferred financing costs	270	241
Identifiable intangible asset, net	182	246
Other assets	—	26

Total assets	$12,873	$2,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,879	$2,778
Accrued research contract costs	811	1,074
Accrued interest	41	9
Other accrued liabilities	841	2,134
Notes and loans payable, current portion	2,505	3,275
Deferred revenue, current portion	387	450

Total current liabilities	6,464	9,720

Notes and loans payable	253	277
7.5556% Convertible Subordinated Notes Due 2014	1,622	—
Deferred revenue	9,508	9,540
Deferred rent and other noncurrent liabilities	299	464

Total long term liabilities	11,682	10,281

Total liabilities	18,146	20,001

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; authorized 175,000,000 shares; issued 115,945,946 and 82,457,142 at March 31, 2009 and December 31, 2008, respectively	12	8
Additional paid-in capital	192,058	165,542
Warrants	22,682	14,644
Accumulated deficit	(218,718)	(196,231)
Accumulated other comprehensive loss	(1,232)	(1,618)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(5,273)	(17,730)

Total liabilities and stockholders’ deficit	$12,873	$2,271

(1)	Derived from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$115	$49

Operating expenses:
General and administrative	2,027	2,588
Research and development	2,170	3,472

Total operating expenses	4,197	6,060

Loss from operations	(4,082)	(6,011)

Other income (expense):
Interest income	6	14
Foreign exchange gain (loss)	(289)	395
Interest and amortization of debt discount and expense (see Note 4)	(18,119)	(473)

Other expense, net	(18,402)	(64)

Net loss before income taxes	(22,484)	(6,075)
Income taxes	(3)	(2)

Net loss	(22,487)	(6,077)
Basic and diluted loss per common share	$(0.23)	$(0.13)

Weighted average common shares outstanding	98,684,465	47,421,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss

Balance at December 31, 2008	82,457,142	$8	$165,542	$14,644	$(196,231)	$(1,618)	$(75)	$(17,730)	$—
Issuance of common stock warrants in connection with 7.5556% convertible subordinated notes	—	—	—	8,777	—	—	—	8,777	—

Exercise of warrants	8,467,728	1	3,625	(739)	—		—	2,887	—
Conversion of 7.5556% convertible subordinated notes into Common Stock	24,999,975	3	22,497	—	—	—	—	22,500	—
Issuance of restricted common stock and restricted stock units, net	21,101	—	21	—	—	—	—	21	—
Amortization of deferred stock compensation	—	—	373	—	—	—	—	373	—

Foreign currency translation adjustment	—	—	—	—	—	386	—	386	386
Net loss	—	—	—	—	(22,487)	—	—	(22,487)	(22,487)

Balance at March 31, 2009	115,945,946	$12	$192,058	$22,682	$(218,718)	$(1,232)	$(75)	$(5,273)	$(22.101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(22,487)	$(6,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102	56
Foreign exchange loss (gain)	289	(395)
Stock-based compensation expense	393	633
Amortization of deferred financing costs and discount on loans	9,572	187
Changes in operating assets and liabilities, net of merger assets and liabilities:
Increase in inventory	(282)	—
(Increase) decrease in prepaid expenses and other current assets	(114)	171
Decrease in other assets	26	—
(Decrease) increase in accounts payable	(930)	985
Decrease in accrued research contract costs	(263)	(274)
Increase in accrued interest	32	40
Decrease in other accrued liabilities	(1,257)	(166)
Increase in deferred revenue	—	1,000
Recognition of deferred revenue	(96)	(30)
Decrease in other liabilities	(165)	(19)

Net cash used in operating activities	(15,180)	(3,889)

Cash flows from investing activities:
Restricted cash from issuance of 7.5556% convertible subordinated notes	(9,444)	—
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	8,500	—
Purchases of property and equipment	(4)	(21)

Net cash used in investing activities	(948)	(21)

Cash flows from financing activities:
Proceeds from exercise of warrants	2,887	—
Proceeds from issuance of common stock and warrants, net of issuance costs	(124)	4,987
Proceeds from issuance of 7.5556% convertible subordinated notes	25,000	—
Debt issuance costs	(1,490)	—
Repayment of loans	(786)	(1,238)

Net cash provided by financing activities	25,487	3,749

Effect of exchange rate changes on cash and cash equivalents	(6)	27

Net decrease in cash and cash equivalents	9,353	(134)
Cash and cash equivalents at beginning of year	790	4,943

Cash and cash equivalents at end of period	$10,143	$4,809

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,516	$243
Cash paid for income taxes	3	2
Supplemental disclosure of non-cash investing and financing activities:
Conversion of 7.5556% convertible subordinated notes into common stock	22,500	—
Unpaid costs associated with issuance of common stock	—	530
Unpaid financing costs	232	150
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

2. Basis of Presentation
The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $218.7 million as of March 31, 2009. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:
•	seeks to conclude a European marketing partnership in preparation for the commercial launch of Ceplene®;

•	continues to conduct clinical trials for its product candidates;

•	seeks regulatory approvals for its product candidates;

•	develops, formulates, and commercializes its product candidates;

•	implements additional internal systems and develops new infrastructure;

•	acquires or in-licenses additional products or technologies or expands the use of its technologies;

•	maintains, defends and expands the scope of its intellectual property; and

•	hires additional personnel.
The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations into the fourth quarter 2009. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from the Company’s strategic partners, including a marketing partner for Ceplene® in Europe that is expected to be received beginning in 2009, or funding through public or private financings, strategic relationships or other arrangements.
The condensed consolidated balance sheets as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2009 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of March 31, 2009 and the results of operations and cash flows for the periods ended March 31, 2009 and 2008 have been made. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
Revenue Recognition
The Company recognizes revenue relating to its collaboration agreements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
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
Stock Based Compensation
The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 9 “Stock Options and Warrants.”

Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns for tax years after 2004 are still subject to review. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The tax expense is primarily due to minimal state and local income taxes.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at March 31, 2009. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million.
On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. In connection with the issuance of these notes, the Company was required to deposit approximately $9.4 million in escrow for twenty-four months for the purposes of paying the interest on the notes and the make-whole payments upon conversion or redemption. As the result of the conversion of $22.5 million of these notes, $0.9 million remained in escrow for payment of the interest on these notes and was accordingly classified as restricted cash at March 31, 2009.
Inventory
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.
Identifiable Intangible Asset
Intangible asset consists of the assembled workforce acquired in the merger with Maxim in January 2006. The assembled workforce is being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce is $0.5 million and approximately $0.3 million of accumulated amortization has been recorded as of March 31, 2009. The remaining amortization of approximately $0.2 million will be recorded in the second quarter of 2009 due to the anticipated layoff of the Company’s remaining employees at its facility in San Diego, California. Assembled workforce amortization is recorded in research and development expense. During the three months ended March 31, 2009 and 2008, the Company recorded amortization expense of $0.1 million and $21,000, respectively.
Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. During the first quarter of 2009, the Company incurred approximately $1.6 million in deferred financing costs from the issuance of $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. As a result of the conversion of $22.5 million of these notes, amortization of the deferred financing costs was accelerated and amortization expense of $1.4 million was recorded at March 31, 2009. As of March 31, 2009 and 2008, deferred financing costs were approximately $0.3 and $0.5 million, respectively. Amortization expense was $1.6 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

4. Supplemental Financial Information
Loss per Share:
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

	March 31,
	2009	2008

Common stock options	7,424,610	4,761,045
Restricted stock and restricted stock units	354,596	350,961
Shares issuable upon conversion of convertible debt	2,777,775	—
Warrants	35,788,563	15,014,325

Total shares excluded from calculation	46,345,544	20,126,331

Interest and Amortization of Debt Discount and Expense:
Interest and amortization of debt discount and expense consisted of the following for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in $000s)

Interest expense	$(8,547)	$(473)
Amortization of debt issuance costs and discount	(9,572)	—

Interest and amortization of debt discount and expense	$(18,119)	$(473)

Interest and amortization of debt discount and expense for the three months ended March 31, 2009 included $9.4 million in amortization of debt issuance costs and discount and $8.5 million in interest expense, which was paid from escrowed cash, as a result of the conversion of $22.5 million of the Company’s 7.5556% convertible subordinated notes due 2014 into approximately 25.0 million shares of the Company’s common stock.
Inventory:

	March 31,	December 31,
	2009	2008
	(in $000s)
Raw materials	12	$—
Work-in-process	270	—
Finished goods	—	—

Total inventory	$282	$—

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2009	2008
	(in $000s)
Prepaid expenses	$208	$174
Prepaid insurance	248	213
Other	53	8

Total prepaid expenses and other current assets	$509	$395

Property and Equipment:
Property and equipment consist of the following:

	March 31,	December 31,
	2009	2008
	(in $000s)
Furniture, office and laboratory equipment	$1,625	$1,618
Leasehold improvements	763	764

	2,388	2,382
Less accumulated depreciation	(1,916)	(1,880)

	$472	$502

Depreciation expense was approximately $38,000 and $36,000 for the three months ended March 31, 2009 and 2008, respectively.
Other Comprehensive Loss
For the three months ended March 31, 2009 and 2008, the Company’s only element of comprehensive loss other than net loss was foreign currency translation gain (loss) of $0.4 and $(0.6) million, respectively.
Recent Accounting Pronouncements
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. FAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
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
5. License Agreements
Myriad Genetics, Inc. (Myriad)
In connection with its merger with Maxim on January 4, 2006, EpiCept acquired a license agreement with Myriad Genetics Inc. (“Myriad”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. For the three months ended March 31, 2009 and 2008, the Company recorded revenue from Myriad of approximately $15,000 and $5,000, respectively.

DURECT Corporation (DURECT)
On December 20, 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life. For the three months ended March 31, 2009 and 2008, the Company recorded revenue from DURECT of approximately $0.1 million and $19,000, respectively.
Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. For the three months ended March 31, 2009 and 2008, the Company recorded revenue from Endo of approximately $9,000 and $6,000, respectively. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. There is no certainty that any of these milestones will be achieved or any royalty earned.
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

6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	March 31,	December 31,
	2009	2008
	(in $000s)
Accrued professional fees	$103	$228
Accrued salaries and employee benefits	554	1,276
Other accrued liabilities	184	630

Total other accrued liabilities	$841	$2,134

7. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	March 31,	December 31,
	2009	2008
	(in $000s)
Ten-year, non-amortizing loan due June 30, 2009(1)	$2,045	$2,144
Convertible debenture due April 10, 2009(2)	363	1,113
July 2006 note payable due July 1, 2012 and other(3)	352	380
August 2006 senior secured term loan due April 1, 2009(4)	—	8
7.5556% convertible debt due February 9, 2014(5)	2,500	—

Total notes and loans payable, before debt discount	5,260	3,645
Less: Debt discount	880	93

Total notes and loans payable	4,380	3,552
Less: Notes and loans payable, current portion	2,505	3,275

Notes and loans payable, long-term	$1,875	$277

(1)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan initially bore interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.

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

(2)	In December 2008, the Company completed the sale of subordinated convertible notes due April 10, 2009 for aggregate proceeds of $1.0 million. The notes are convertible into shares of the Company’s common stock at any time upon the election of the purchasers at $1.00 per share. The notes are subordinated to the senior secured loan discussed in (4) below. The notes were issued as an original issue discount obligation in lieu of periodic interest payments and therefore no interest payments will be made under these notes. Accordingly, the aggregate principal face amount of the notes is $1.1 million. The note balance at March 31, 2009 was $0.4 million. The Company repaid $0.8 million of these notes in January 2009, and repaid the remaining balance of these notes in April 2009.

(3)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006. The loan balance at March 31, 2009 was $0.4 million.

(4)	In August 2006, the Company entered into a term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan was initially 11.7% per year. In addition, the Company issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by the Company in December 2006 and an amendment entered into in January 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share. Hercules exercised 0.4 million warrants in August 2007 and had 0.5 million warrants remaining as of this date. The basic terms of the loan required monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest which commenced on April 1, 2007. Any outstanding balance of the loan and accrued interest was to be repaid on August 30, 2009. In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

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

On May 5, 2008, the Company entered into the first amendment to the loan agreement. Under this agreement the Company paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in the Company’s bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of the Company’s common stock at an exercise price of $0.30 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Therefore, the warrants were reclassified as a liability from equity for approximately $0.4 million at the date of the amendment to the loan agreement. The value of the warrant shares were being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with EITF 00-19 and were reclassified as equity from a liability for $0.3 million. The Company recognized a change in the fair value of warrants and derivatives of approximately $0.1 million, as a gain on the consolidated statement of operations. The warrants issued under this amendment were exercised in full during the third quarter of 2008.

On June 23, 2008, the Company entered into the second amendment to the loan agreement. Under this amendment, the Company paid Hercules a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, the Company was required to make contingent payments of $0.5 million resulting from the approval of Ceplene®, which was paid in September 2008, and $0.3 million for achieving statistically significant results of the primary endpoints of the Phase II trial for NP-1, which we paid in February 2009. Hercules was permitted to convert up to $1.9 million of the outstanding principal balance into up to 3.7 million shares of the Company’s common stock at a price of $0.515 per share. In October 2008 and December 2008, Hercules converted $1.9 million of the outstanding principal balance into approximately 3.6 million shares of the Company’s common stock, resulting in a reduction of the outstanding principal balance to $8,000 at December 31, 2008.

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

In February 2009, the Company repaid the remaining principal amount and all fees due under its loan agreement with Hercules. The Company has no further obligations under this agreement.

(5)	On February 4, 2009, the Company issued $25.0 million principal aggregate amount of 7.5556% convertible subordinated notes due February 2014 and five and-a-half year warrants to purchase approximately 12.5 million shares of common stock at an exercise price of $1.035 per share. Each $1,000 in principal aggregate amount of the notes will be initially convertible into approximately 1,111 shares of Common Stock, at the option of the holders or upon specified events, including a change of control, and if the Company’s common stock trades at or greater than $1.70 a share for 20 out of 30 days, beginning February 9, 2010. Upon any conversion or redemption of the notes, the holders will receive a make-whole payment in an amount equal to the interest payable through the scheduled maturity of the converted or redeemed notes, less any interest paid before such conversion or redemption. Interest is due and payable on the notes semi-annually in arrears on June 30 and December 31, beginning on June 30, 2009.

The Company allocated the $25.0 million in proceeds between the convertible subordinated notes and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $8.8 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding convertible subordinated notes using the effective interest method. At the date of the transaction, the fair value of the warrants of $8.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.99%, volatility of 118% and an expected life of five years. During the first three months of 2009, the Company recognized approximately $7.9 million of non-cash interest expense related to the accretion of the debt discount as a result of the conversion of $22.5 million of the convertible subordinated notes into approximately 25.0 million shares of the Company’s common stock.

As of March 31, 2009, a total of $22.5 million in principal aggregate amount of the notes was converted into approximately 25 million shares of the Company’s common stock. After giving effect to the conversions into common stock, the remaining principal aggregate amount of the notes due 2014 outstanding is $2.5 million.
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
The following table summarizes information about warrants outstanding at March 31, 2009:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2009	4,844	$22.26
February 2006 stock issuance	2011	1,020,208	4.00
December 2006 stock issuance	2011	3,854,800	1.47
June 2007 stock issuance (See Note 8)	2012	2,668,727	2.93
Termination of sublicense agreement	2012	250,000	1.96
October 2007 stock issuance (See Note 8)	2013	2,129,235	1.88
December 2007 stock issuance (See Note 8)	2013	1,666,666	1.50
March 2008 stock issuance (See Note 8)	2013	3,035,231	0.86
Senior Secured Term Loan (See Note 7)	2013	3,049,071	0.39
Senior Secured Term Loan (See Note 7)	2013	975,609	0.41
July 2008 stock issuance (See Note 8)	2013	100,000	0.39
August 1, 2008 stock issuance (See Note 8)	2013	276,497	0.68
August 11, 2008 stock issuance (See Note 8)	2013	1,232,452	0.63
August 11, 2008 stock issuance (See Note 8)	2013	2,764,978	0.69
August 11, 2008 stock issuance (See Note 8)	2013	260,245	0.95
February 9, 2009 convertible subordinated note due 2014 (See Note 7)	2014	11,111,111	1.04
February 9, 2009 convertible subordinated note due 2014 (See Note 7)	2014	1,388,889	1.29

Total		35,788,563	$1.27

9. Stock Options and Warrants
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

2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005, and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 7.0 million shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1.5 million shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. During the three months ended March 31, 2009, the Company’s Board of Directors granted certain employees options to purchase approximately 0.8 million shares of the Company’s common stock at a fair market value exercise price of $0.63 per shares and performance-based options to purchase approximately 0.8 million shares of the Company’s common stock at a fair market value exercise price of $0.56 per share. The Company estimates that $0.8 million of stock based compensation related to 2009 options granted will be recognized as compensation expense over the vesting period.
Following the departure of a former director, the Company agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase the Company’s common stock from three months following the effective date of his resignation, February 3, 2009, to six months following such effective date. The Company recorded compensation expense related to the modification of the exercise period of $3,000 in the first quarter of 2009.
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock and restricted stock units included in the consolidated statement of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in $000s)
General and administrative	$244	$514
Research and development	127	103

Stock-based compensation costs before income taxes	371	617
Benefit for income taxes (1)	—	—

Net compensation expense	$371	$617

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the three months ended March 31, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	5,960,607	$3.98	7.85	$371,034
Granted	1,680,000	0.59
Exercised	—	—
Forfeited	(150,690)	5.21
Expired	(2,257)	44.75

Options outstanding at March 31, 2009	7,487,660	$3.18	7.76	$294,715

Vested or expected to vest at March 31, 2009	7,209,788	$3.27	7.23	$301,195

Options exercisable at March 31, 2009	4,708,941	$4.46	7.23	$283,467

There were no stock option exercises during three months ended March 31, 2009. The total intrinsic value of options exercised during each of the three months ended March 31, 2009 and 2008 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2009 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the three months ended March 31, 2009 and 2008 was $0.49 and $0.93, respectively.

As of March 31, 2009, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $2.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.30 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Expected volatility	118%	87.5%
Risk free interest rate	1.67 – 1.81%	3.16%
Dividend yield	—	—
Expected life	5 Yrs	5 Yrs
Restricted Stock
Restricted stock was issued to certain employees in January 2007, which entitle the holder to receive a specified number of shares of the Company’s common stock over a four year, monthly vesting term. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. There were no restricted stock grants prior to 2007. Summarized information for restricted stock grants for the three months ended March 31, 2009 is as follows:

	Restricted Stock	Weighted Average Grant Date Value Per Share

Nonvested at December 31, 2008	68,808	$1.46
Granted	—	—
Vested	(8,601)	1.46
Forfeited	—	—

Nonvested at March 31, 2009	60,207	$1.46

Restricted Stock Units
Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors in 2008, which entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the two year or four year vesting term. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the three months ended March 31, 2009 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2008	304,022	$1.22
Granted	—	—
Vested	(12,500)	1.38
Forfeited	—

Nonvested at March 31, 2009	291,522	$1.33

Following the departure of a former director, the Company agreed to accelerate the vesting of certain restricted stock units. The Company will issue 12,500 shares of the Company’s common stock as a result of accelerating the vesting period and recorded compensation expense related to the modification of the vesting period of $5,000 in the first quarter of 2009.

1995 Stock Options
The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provided for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the 1995 Plan. All stock options granted after December 31, 2005 were from the 2005 Plan. Under the terms of the 1995 Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of March 31, 2009.
2005 Employee Stock Purchase Plan
The 2005 Employee Stock Purchase Plan (the “2005 ESPP”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The 2005 ESPP became effective upon the completion of the merger with Maxim on January 4, 2006 and a total of 500,000 shares of common stock were reserved for sale. The Company commenced the administration of the 2005 ESPP in November 2007. The 2005 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2005 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period commenced November 16, 2007, and ended June 30, 2008. Each subsequent offering period will have a six month duration.
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

	Three Months Ended March 31,
	2009	2008

Expected life	.50 years	.63 years
Expected volatility	118.0%	87.5%
Risk-free interest rate	0.25%	3.57%
Dividend yield	0%	0%
As of March 31, 2009, 500,000 shares were issued under the 2005 ESPP, therefore there are currently no shares available for issuance under the 2005 ESPP. For the three months ended March 31, 2009 and 2008, the Company recorded an expense of $22,000 and $16,000 respectively, based on the estimated number of shares to be purchased.
2009 Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted on December 19, 2008 and is pending approval by the stockholders at the Company’s 2009 Annual Meeting. The 2009 ESPP is effective on January 1, 2009 and a total of 1,000,000 shares of common stock have been reserved for sale. The 2009 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2009 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period commenced January 1, 2009 and will end on June 30, 2009. Each subsequent offering period will have a six month duration.
10. Legal Proceedings
There are no legal proceedings pending against the Company as of March 31, 2009.

11. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	(in $000s)
Revenue
United States	$114	$48
Germany	1	1

	$115	$49

Net loss (income)
United States	$21,974	$6,176
Germany	513	(99)

	$22,487	$6,077

	March 31,	March 31,
	2009	2008
	(in $000s)
Total Assets
United States	$12,759	$6,817
Germany	114	135

	$12,873	$6,952

Long Lived Assets, net
United States	$461	$580
Germany	11	5

	$472	$585

12. Subsequent Events
On April 9, 2009, the Company repaid the remaining principal aggregate amount of the subordinated convertible notes due April 10, 2009 as referred to in Note 7. The notes were issued as an original issue discount obligation in lieu of periodic interest payments and therefore no interest payments were made under these notes.
On April 6, 2009, a total of $2.0 million in principal aggregate amount of the 7.5556% convertible subordinated notes due 2014 were converted into 2,222,220 shares of the Company’s common stock. After giving effect to the conversion into common stock, the remaining principal aggregate amount of the notes due 2014 outstanding is $0.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of EpiCept’s condensed consolidated financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in EpiCept’s filings with the SEC could affect such results. This report refers to trademarks of the Company as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners. Lidoderm® is a registered trademark of Hind Health Care Inc. Azixa is a registered trademark of Myriad Genetics, Inc.
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

We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses, and to date it not generated any meaningful revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $218.7 million as of March 31, 2009. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:
•	seek to conclude a European marketing partnership in preparation for the commercial launch of Ceplene®;

•	continue to conduct clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, and commercialize our product candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-licenses additional products or technologies or expand the use of our technologies;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.
We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter 2009. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from our strategic partners, including a marketing partner for Ceplene® in Europe that is expected to be received beginning in 2009, or funding through public or private financings, strategic relationships or other arrangements.
Recent Events
On April 9, 2009, we repaid the remaining principal aggregate amount of the subordinated convertible notes due April 10, 2009 as referred to in Note 7 of our consolidated financial statements. The notes were issued as an original issue discount obligation in lieu of periodic interest payments and therefore no interest payments were made under these notes.
On April 6, 2009, a total of $2.0 million in principal aggregate amount of the 7.5556% convertible subordinated notes due 2014 were converted into 2,222,220 shares of our common stock. After giving effect to the conversion into common stock, the remaining principal aggregate amount of the notes due 2014 outstanding is $0.5 million.
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
Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. We periodically reviews our estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. During each of the years 2009 and 2008 we increased the estimated development period by an additional twelve months to reflect additional time required to obtain clinical data from our partner.
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

Stock-Based Compensation
We record stock-based compensation expense at fair value in accordance with the Financial Accounting Standards Board, or FASB, issued FAS 123R, “Share-Based Payment”, or FAS 123R. We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of FAS 123R and interpreted by an SEC issued Staff Accounting Bulletin No. 107, or SAB 107. In accordance with SAB 107, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. Due to limited Company specific historical volatility data, we have based our estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than our actual volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
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
During the three months ended 2009 and 2008, we issued approximately 1.7 million and 0.9 million stock options, respectively, with varying vesting provisions to certain of our employees. Based on the Black-Scholes valuation method (volatility – 118%, risk free rate – 1.67-1.81%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), for the grants issued in 2009, we estimated $0.8 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 3.75 years. During the three months ended March 31, 2009 and 2008, we recognized total share-based compensation of approximately $0.4 million and $0.6 million, related to the options granted during 2009, 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
Following the departure of a former director, we agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase our common stock from three months following the effective date of his resignation, February 3, 2009, to six months following such effective date. We recorded compensation expense related to the modification of the exercise period of $3,000 in the first quarter of 2009. We also agreed to accelerate the vesting of certain restricted stock units. We issued 12,500 shares of our common stock as a result of accelerating the vesting period and recorded compensation expense related to the modification of the vesting period of $5,000 in the first quarter of 2009.
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

Recent Accounting Pronouncements
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. FAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008.The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
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

Results of Operations
Three months ended March 31, 2009 and 2008
Revenues. During the three months ended March 31, 2009, we recognized revenue of approximately $0.1 million, from the upfront licensing fees and milestone payments received from Myriad, Endo, DURECT, and GNI, and royalties with respect to acquired Maxim technology. During the three months ended March 31, 2008, we recognized revenue of approximately $49,000 from the upfront licensing fees and milestone payments received from Myriad, Endo, and DURECT and royalties with respect to acquired Maxim technology. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myriad, DURECT and GNI. We recognized revenue of $20,000 and $19,000 for the three months ended March 31, 2009 and 2008, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of March 31, 2009 of $0.4 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Myriad, Endo, DURECT and GNI.
General and administrative expense. General and administrative expense decreased by 22%, or $0.6 million, to $2.0 million for the three months ended March 31, 2009 from $2.6 million for the three months ended March 31, 2008. The decrease was primarily attributable to lower facility, legal and investor relations costs for the three months ended March 31, 2009 as compared to the same period in 2008.
Research and development expense. Research and development expense decreased by 38%, or $1.2 million, to $2.2 million for the three months ended March 31, 2009 from $3.4 million for the three months ended March 31, 2008. The decrease was primarily attributable to lower clinical, consulting and patent costs for the three months ended March 31, 2009 as compared to the same period in 2008. During the first quarter of 2009, our clinical efforts were focused on the initiation of an open label trial of Ceplene® that will meet our post-approval requirements with the EMEA and a Phase Ib clinical trial for crinobulin, as well as, preparations for the commercial launch of Ceplene® in Europe. During the first quarter of 2008, our clinical efforts were focused on the completion of the clinical trials of NP-1 and preparation for the Oral Explanation meeting to the CHMP, the scientific committee of the EMEA, regarding the remaining outstanding issues on the MAA for Ceplene®.
As a result of EpiCept’s decision to close its facility in San Diego, the Company expensed $0.2 million during the first quarter of 2009 related to a reduction in workforce. EpiCept expects to incur an additional expense of $2.3 million later this year once it vacates the premises.
Other income (expense). Our other income (expense) consisted of the following for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in $000s)
Other income (expense) consists of:
Interest and amortization of debt discount and expense	$(18,119)	$(473)
Interest income	6	14
Foreign exchange (loss) gain	(289)	395

Other expense, net	$(18,402)	$(64)

For the three months ended March 31, 2009, we recorded other expense, net of $18.4 million as compared to other expense, net of $0.1 million for the three months ended March 31, 2008. The $18.3 million increase in other expense, net was primarily related to $9.4 million in amortization of debt issuance costs and discount and $8.5 million in interest expense, which was paid from escrowed cash, as a result of the conversion of $22.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 25.0 million shares of our common stock. We also had a reduction in foreign exchange (loss) gain of $0.7 million.

Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $218.7 million as of March 31, 2009, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.
The following table describes our liquidity and financial position on March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(in $000s)
Working capital (deficit)	$4,470	$(8,535)
Cash and cash equivalents	10,143	790
Notes and loans payable, current portion	2,505	3,275
Notes and loans payable, long term portion	253	277
Working Capital
At March 31, 2009, we had a working capital of $4.5 million consisting of current assets of $10.9 million and current liabilities of $6.4 million. This represents an increase of approximately $13 million from the working capital deficit of $8.5 million at December 31, 2008, consisting of current assets of $1.2 million and current liabilities of $9.7 million. We funded our working capital and the cash portion of our 2009 operating loss with the cash proceeds from our February 2009 and December 2008 financings. We believe that our existing cash resources will be sufficient to meet our projected operating and debt service requirements into the fourth quarter of 2009.
Cash, Cash Equivalents and Marketable Securities
At March 31, 2009, our cash and cash equivalents totaled $10.1 million. At December 31, 2008, cash and cash equivalents totaled $0.8 million. Our cash and cash equivalents consist primarily of an interest bearing money market account. In February 2009, we received net proceeds of approximately $14.0 million from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 12.5 million shares of the Company’s common stock at an exercise price of $1.035 per share.
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
Current and Future Liquidity Position
During 2008, we raised gross proceeds of $15.5 million, $14.3 million net of $1.2 million in transaction costs. In February 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 12.5 million shares of our common stock at an exercise price of $1.035 per share, netting us $14.0 million after $1.6 million in transaction costs and the restriction of $9.4 million to establish an escrow account to make interest payments. For the three months ended March 31, 2009, a total of 8.5 million shares of our common stock were issued upon the exercise of common stock purchase warrants, resulting in proceeds to the Company of approximately $2.9 million. Our cash at March 31, 2009 of $10.1 million is expected to meet our projected operating requirements into the fourth quarter of 2009. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from our strategic partners, including a marketing partner for Ceplene® in Europe that is expected to be received beginning in 2009, or funding through public or private financings, strategic relationships or other arrangements.

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
Operating Activities
Net cash used in operating activities for the first three months of 2009 was $15.2 million as compared to $3.9 million in the first three months of 2008. Cash was primarily used to fund our net loss for the applicable period resulting from research and development, general and administrative and other expenses related to our convertible debt financing. Accounts payable and accrued expenses decreased by approximately $2.4 million as a result of paying vendors, many of which we had previously delayed payment. The 2009 net loss was partially offset by non-cash charges of $9.6 million of amortization of deferred financing costs and discount on loans, $0.4 million of FAS 123R stock-based compensation and $0.1 million of depreciation and amortization expense. Deferred revenue decreased by $0.1 million to account for the portion of the Myriad, Endo, DURECT and GNI deferred revenue recognized as revenue.
Investing Activities
Net cash used in investing activities for the first three months of 2009 was $0.9 million compared with $21,000 for the first three months of 2008. During the first quarter of 2009, cash was used to establish restricted cash for a $9.4 million make-whole interest payment resulting from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, the release of $8.5 million from restricted cash to pay for interest on the 7.5556% notes as the result of the conversion of $22.5 million in aggregate principal amount of the 7.5556% notes, and $4,000 for the purchase of equipment.

Financing Activities
Net cash provided by financing activities for the first three months of 2009 was $25.5 million compared to $3.7 million for the first three months of 2008. During the first quarter of 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, netting us $14.0 million after $1.6 million in transaction costs and establishing an escrow account for $9.4 million in make-whole interest. We also received proceeds of $2.9 million related to the exercise of approximately 8.5 million warrants in the first three months of 2009. We repaid the outstanding loan balance with Hercules of approximately $8,000 and deferred financing costs of $0.2 million, resulting in our having no further obligations under this loan agreement. We also repaid $0.8 million of the subordinated convertible notes due April 10, 2009.
In March 2008, we raised $5.0 million gross proceeds less $0.3 million in transaction related costs in connection with the issuance of common stock and warrants. The increase in cash provided by financing was partially offset by loan repayments of $1.2 million.
Contractual Obligations
As of March 31, 2009, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of March 31, 2009):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$2,507	$221	$32	$—	$2,760
Interest expense	109	35	1	—	145
Operating leases	1,117	2,053	1,243	—	4,413
Severance	36	—	—	—	36
Other obligations	1,673	950	200	200	3,023

Total	$5,442	$3,259	$1,476	$200	$10,377

Our current commitments of debt consist of the following:
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
$0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at March 31, 2009 is $0.3 million.
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
On May 5, 2008, we entered into the first amendment to the loan agreement. Under this agreement we paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in our bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of our common stock at an exercise price of $0.30 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Therefore, the warrants were reclassified as a liability from equity for approximately $0.4 million at the date of the amendment to the loan agreement. The value of the warrants shares were being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with EITF 00-19 and were reclassified as equity from a liability for $0.3 million. We recognized a change in the fair value of warrants and derivatives of approximately $0.1 million as a gain on the consolidated statement of operations. The warrants issued under this amendment were exercised in full during the third quarter of 2008.
On June 23, 2008, we entered into the second amendment to the loan agreement. Under this amendment, we paid Hercules a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, we were required to make contingent payments of $0.5 million resulting from the approval of Ceplene®, which was paid in September 2008, and $0.3 million for achieving statistically significant results of the primary endpoints of the Phase II trial for NP-1, which was paid in February 2009. Hercules was permitted to convert up to $1.9 million of the outstanding principal balance into up to 3.7 million shares of our common stock at a price of $0.515 per share. In October 2008 and December 2008, Hercules converted $1.9 million of the outstanding loan balance into approximately 3.6 million shares of our common stock, resulting in a reduction of the outstanding principal balance to $8,000 at December 31, 2008.

Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of our common stock at an exercise price of $0.41 per share. We considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with EITF 96-19. As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008. The warrants issued as a result of this amendment remain outstanding at March 31, 2009.
In February 2009, we repaid the remaining principal amount and all fees due under our loan agreement with Hercules. We have no further obligations under this agreement.
$1.1 million Due 2009. In December 2008, we completed the sale of subordinated convertible notes due April 10, 2009 for aggregate proceeds of $1.0 million. The notes are convertible into shares of our common stock at any time upon the election of the Purchasers at $1.00 per share. The notes are subordinated to the senior secured loan. The notes were issued as an original issue discount obligation in lieu of periodic interest payments and therefore no interest payments will be made under these notes. Accordingly, the aggregate principal face amount of the notes was $1.1 million. The note balance at March 31, 2009 was $0.4 million. We repaid $0.8 million of these notes in January 2009, and repaid the remaining balance of these notes in April 2009.
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
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of March 31, 2009, we may be required to make future milestone payments, totaling approximately $3.0 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
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
Item 4. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the United States and Exchange Commission rules and forms.
There have not been any changes our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed reports.
Risks Related to our Financial Condition and Business
We have limited liquidity and, as a result, may not be able to meet our obligations.
We believe that our existing cash resources will be sufficient to meet our projected operating and debt service requirements into the fourth quarter of 2009 but may not be sufficient to meet our obligations thereafter. If our anticipated fees and royalties from our prospective partner for the sales of Ceplene® in Europe do not meet our expectations and we do not raise additional funds during the fourth quarter of 2009, we will be unable to meet our obligations, which would materially and adversely affect our business, financial condition, results of operations, the value of our securities and our ability to raise capital and could result in the termination of our collaborative and licensing arrangements.
We may not be able to continue as a going concern.
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2008, which is incorporated herein by reference, with respect to this uncertainty. We will need to generate significant revenue from the sale of Ceplene® or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.
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

On August 27, 2008, we received a letter from the Nasdaq Hearings Panel stating that we maintained a market value of listed securities above $35 million for 10 consecutive trading days. On October 22, 2008, we received a letter from Nasdaq stating that given the extraordinary market conditions, Nasdaq determined on October 16, 2008 to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. On December 23, 2008 that suspension period was extended until April 20, 2009. On March 24, 2009 that suspension period was extended until July 20, 2009. As a result, all companies presently in a bid price or market value of publicly held shares compliance period will remain at that same stage of the process and will not be subject to being delisted for these concerns. However, since we had no calendar days remaining in our compliance period as of October 16th, Nasdaq stated it would determine, upon reinstatement of the rules, whether (i) we maintained a minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days, in which case we will regain compliance, or (ii) we met The Nasdaq Capital Market initial listing criteria, except for the bid price requirement, in which case we will be granted an additional 180 calendar day compliance period. If we do not regain compliance during the specified period, we may be delisted. We may appeal any Nasdaq decision to delist our stock.
We have also received a notice from the OMX Nordic Exchange that our common stock was moved to the observation segment effective June 2, 2008 due to the fact that there was a material adverse uncertainty regarding our financial situation. The delisting of our common stock by The Nasdaq Capital Market may result in the delisting of our common stock on the OMX Nordic Exchange in Sweden and the delisting of our common stock on The Nasdaq Capital Market or the OMX Nordic Exchange would adversely affect the market price and liquidity of our common stock and warrants, your ability to sell your shares of our common stock and our ability to raise capital.
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
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submissions of Matters to Vote of Security Holders.
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Number	Exhibit

4.1	Indenture, dated February 9, 2009 (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 10, 2009).

10.1	Securities Purchase Agreement, dated as of February 4, 2009 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 10, 2009).

10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed February 10, 2009).

10.3	Placement Agent Agreement, dated February 4, 2009 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed February 10, 2009).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
May 8, 2009	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.