Form 10-Q
period 2009-06-30
EPICEPT CORP
filed 2009-08-06
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2009 the Registrant had outstanding 130,885,234 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$14,099	$790
Inventory	1,104	—
Prepaid expenses and other current assets	398	395

Total current assets	15,601	1,185
Restricted cash	251	71
Property and equipment, net	427	502
Deferred financing costs	98	241
Identifiable intangible asset, net	35	246
Other assets	—	26

Total assets	$16,412	$2,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,996	$2,778
Accrued research contract costs	1,099	1,074
Accrued interest	3	9
Other accrued liabilities	1,264	2,134
Warrants	2,288	—
Notes and loans payable, current portion	962	3,275
Deferred revenue, current portion	400	450

Total current liabilities	8,012	9,720

Notes and loans payable	1,094	277
7.5556% Convertible Subordinated Notes Due 2014	330	—
Deferred revenue	9,404	9,540
Deferred rent and other noncurrent liabilities	970	464

Total long term liabilities	11,798	10,281

Total liabilities	19,810	20,001

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; authorized 225,000,000 shares; issued 130,718,579 and 82,457,142 at June 30, 2009 and December 31, 2008, respectively	13	8
Additional paid-in capital	201,632	165,542
Warrants	22,561	14,644
Accumulated deficit	(225,798)	(196,231)
Accumulated other comprehensive loss	(1,731)	(1,618)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(3,398)	(17,730)

Total liabilities and stockholders’ deficit	$16,412	$2,271

(1)	Derived from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$91	$42	$206	$91

Operating expenses:
General and administrative	1,728	2,248	3,755	4,837
Research and development	3,813	3,314	5,983	6,786

Total operating expenses	5,541	5,562	9,738	11,623

Loss from operations	(5,450)	(5,520)	(9,532)	(11,532)

Other income (expense):
Interest income	8	5	15	20
Foreign exchange gain (loss)	382	(11)	92	384
Interest and amortization of debt discount and expense (see Note 4)	(1,714)	(377)	(19,833)	(850)
Loss on extinguishment of debt	—	(1,975)	—	(1,975)
Change in value of warrants and derivatives	(305)	113	(305)	113

Other income (expense), net	(1,629)	(2,245)	(20,031)	(2,308)

Net loss before income taxes	(7,079)	(7,765)	(29,563)	(13,840)
Income taxes	—	—	(4)	(2)

Net loss	(7,079)	(7,765)	(29,567)	(13,842)
Basic and diluted loss per common share	$(0.06)	$(0.15)	$(0.27)	$(0.28)

Weighted average common shares outstanding	119,183,749	52,012,245	108,990,721	49,703,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
For the Six Months Ended June 30, 2009
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss

Balance at December 31, 2008	82,457,142	$8	$165,542	$14,644	$(196,231)	$(1,618)	$(75)	$(17,730)	$—
Issuance of common stock warrants in connection with 7.5556% convertible subordinated notes	—	—	—	8,777	—	—	—	8,777	—
Issuance of common stock and warrants, net of issuance costs	12,000,000	1	6,899	—	—	—	—	6,900	—
Issuance of restricted common stock and restricted stock units, net	53,074	—	33	—	—	—	—	33	—

Issuance of common stock under ESPP	103,424	—	64	—	—	—	—	64	—
Conversion of 7.5556% convertible subordinated notes into Common Stock	27,222,195	3	24,497	—	—	—	—	24,500	—

Exercise of warrants	8,882,744	1	3,908	(860)	—	—	—	3,049	—
Amortization of stock-based compensation	—	—	689	—	—	—	—	689	—

Foreign currency translation adjustment	—	—	—	—	—	(113)	—	(113)	(113)
Net loss	—	—	—	—	(29,567)	—	—	(29,567)	(29,567)

Balance at June 30, 2009	130,718,579	$13	$201,632	$22,561	$(225,798)	$(1,731)	$(75)	$(3,398)	$(29,680)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(29,567)	$(13,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286	117
Gain on disposal of assets	(115)	(109)
Foreign exchange gain	(92)	(384)
Stock-based compensation expense	722	1,338
Amortization of deferred financing costs and discount on loans	10,460	313
Change in value of warrants and derivatives	305	(113)
Loss on extinguishment of debt	—	1,725
Changes in operating assets and liabilities, net of merger assets and liabilities:
Increase in inventory	(1,104)	—
(Increase) decrease in prepaid expenses and other current assets	(3)	76
Decrease in other assets	26	1
(Decrease) increase in accounts payable	(1,299)	2,025
Increase in accrued research contract costs	25	541
Decrease in accrued interest — current	(6)	(19)
Decrease in other accrued liabilities	(835)	(318)
Increase in deferred revenue	—	1,000
Recognition of deferred revenue	(186)	(72)
Increase (decrease) in other liabilities	506	(69)

Net cash used in operating activities	(20,877)	(7,790)

Cash flows from investing activities:
Change in restricted cash	—	264
Restricted cash from issuance of 7.5556% convertible subordinated notes	(9,444)	—
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	9,264	—
Purchases of property and equipment	(16)	(31)
Proceeds from sale of property and equipment	132	64

Net cash (used in) provided by investing activities	(64)	297

Cash flows from financing activities:
Proceeds from exercise of warrants	3,113	—
Proceeds from issuance of common stock and warrants, net of issuance costs	9,276	6,565
Proceeds from issuance of 7.5556% convertible subordinated notes	25,000	—
Debt issuance costs	(1,528)	—
Repayment of loan	(1,607)	(2,747)

Net cash provided by financing activities	34,254	3,818

Effect of exchange rate changes on cash and cash equivalents	(4)	58

Net increase (decrease) in cash and cash equivalents	13,309	(3,617)
Cash and cash equivalents at beginning of year	790	4,943

Cash and cash equivalents at end of period	$14,099	$1,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,377	$526
Cash paid for income taxes	4	2
Supplemental disclosure of non-cash investing and financing activities:
Conversion of 7.5556% convertible subordinated notes into common stock	24,500	—
Unpaid costs associated with issuance of common stock	517	334
Unpaid financing costs	201	150
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain. The Company’s strategy is to focus its clinical development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. The Company’s lead product is Ceplene®, which when used concomitantly with interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. In June 2009 the Company launched a Named Patient Program for Ceplene® in Europe through a partnership with IDIS. In August 2009, the Company filed a New Drug Submission (“NDS”) for Ceplene® with Health Canada for the treatment of AML in Canada and in January 2009, the Company received permission to proceed with a New Drug Application (“NDA”) filing with the United States Food and Drug Administration (“FDA”). In addition to Ceplene®, the Company has two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. The Company believes this portfolio of oncology and pain management product candidates lessens its reliance on the success of any single product or product candidate.
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
The Company’s late-stage pain product candidate, EpiCeptTM NP-1 cream, which the Company refers to as NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2008, the Company concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. In January 2009, the Company concluded a second Phase II clinical trial of NP-1 in which the Company studied its safety and efficacy in patients suffering from post-herpetic neuralgia, or PHN, compared to gabapentin and placebo. Both studies support the advancement of NP-1 into a registration-sized trial. NP-1 utilizes a proprietary formulation to administer FDA approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain, targeting pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. Peripheral neuropathy affects over 15 million people in the United States of America.
Ceplene® has been granted full marketing authorization by the European Commission for remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. None of the Company’s other drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that the Company and its collaborators’ clinical data establish the safety and efficacy of its drug candidates. Furthermore, the Company’s strategy includes entering into collaborative arrangements with third parties to participate in the clinical development and commercialization of its products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under the Company’s control. The Company cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect the Company’s development plan or capital requirements.
The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry as discussed in this report and in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Principal among these are risks associated with the Company’s ability to obtain regulatory approval for its product candidates, its ability to adequately fund its operations, dependence on collaborative arrangements, the development by the Company or its competitors of new technological innovations, the dependence on key personnel, the protection of proprietary technology and the compliance with the FDA and other governmental regulations. The Company has yet to generate product revenues from any of its product candidates. The Company has financed its operations primarily through the proceeds from the sales of common stock, warrants, debt instruments, cash proceeds from collaborative relationships and investment income earned on cash balances and short-term investments.

2. Basis of Presentation
The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $225.8 million as of June 30, 2009. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:
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
The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations and debt service requirements into the second quarter of 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from the Company’s strategic partners, including a marketing partner for Ceplene® in Europe that is expected to be concluded in 2009, or funding through public or private financings, strategic relationships or other arrangements.
The condensed consolidated balance sheets as of June 30, 2009, the condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008, the condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2009 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of June 30, 2009 and the results of operations and cash flows for the periods ended June 30, 2009 and 2008 have been made. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company has evaluated all subsequent events through August 6, 2009, the date these financial statements were issued.
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
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at June 30, 2009. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent.
On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. In connection with the issuance of these notes, the Company was required to deposit approximately $9.4 million in escrow for up to twenty-four months for the purposes of paying the interest on the notes and the make-whole payments upon conversion or redemption. As the result of the conversion of $24.5 million of these notes, $0.2 million remained in escrow for payment of the interest on these notes and was accordingly classified as restricted cash at June 30, 2009.
Inventory
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.
Identifiable Intangible Asset
Intangible asset consists of the assembled workforce acquired in the merger with Maxim in January 2006. The assembled workforce is being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce is $0.5 million and $0.5 million of accumulated amortization has been recorded as of June 30, 2009. Approximately $0.2 million of amortization was recorded in the second quarter of 2009 due to the layoff of substantially all the Company’s remaining employees at its research facility in San Diego, California. Assembled workforce amortization is recorded in research and development expense. During the six months ended June 30, 2009 and 2008, the Company recorded amortization expense of $0.2 million and $41,000, respectively.
Deferred Rent and Other Noncurrent Liabilities
Deferred rent and other noncurrent liabilities represents deferred rent expense on our facilities in Tarrytown, NY and San Diego, CA. During the second quarter of 2009, the Company ceased use of its discovery research facility in San Diego, CA as a result of the Company’s previously announced decision to discontinue its drug discovery activities. In accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), the Company recorded a liability of $0.8 million on the cease-use date based on the fair value of the costs that are expected to be incurred under the lease of the facility. The fair value of the liability at the cease-use date was determined based on the remaining rental payments, reduced by estimated sublease rental income that could be reasonably obtained for the property.
Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. During the first quarter of 2009, the Company incurred approximately $1.6 million in deferred financing costs from the issuance of $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. As a result of the conversion of $24.5 million of these notes, amortization of the deferred financing costs was accelerated and amortization expense of $1.6 million was recorded at June 30, 2009. As of June 30, 2009 and 2008, deferred financing costs were approximately $0.1 and $0.2 million, respectively. Amortization expense was $1.8 million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively.

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

	June 30,
	2009	2008

Common stock options	7,433,782	5,750,355
Restricted stock and restricted stock units	323,799	390,032
Shares issuable upon conversion of convertible debt	555,555	—
Warrants	40,173,547	29,604,883

Total shares excluded from calculation	48,486,683	35,745,270

Interest and Amortization of Debt Discount and Expense:
Interest and amortization of debt discount and expense consisted of the following for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(in $000s)

Interest expense	$(9,373)	$(537)
Amortization of debt issuance costs and discount	(10,460)	(313)

Interest and amortization of debt discount and expense	$(19,833)	$(850)

Interest and amortization of debt discount and expense for the six months ended June 30, 2009 included $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense, which was paid from escrowed cash, as a result of the conversion of $24.5 million of the Company’s 7.5556% convertible subordinated notes due 2014 into approximately 27.2 million shares of the Company’s common stock.
Inventory:

	June 30,	December 31,
	2009	2008
	(in $000s)
Raw materials	$141	$—
Work-in-process	963	—
Finished goods	—	—

Total inventory	$1,104	$—

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2009	2008
	(in $000s)

Prepaid expenses	$188	$174
Prepaid insurance	202	213
Other	8	8

Total prepaid expenses and other current assets	$398	$395

Property and Equipment:
Property and equipment consist of the following:

	June 30,	December 31,
	2009	2008
	(in $000s)

Furniture, office and laboratory equipment	$988	$1,618
Leasehold improvements	764	764

	1,752	2,382
Less accumulated depreciation	(1,325)	(1,880)

Total property and equipment, net	$427	$502

Depreciation expense was approximately $0.1 million for each of the six months ended June 30, 2009 and 2008.
Other Comprehensive Loss
For the six months ended June 30, 2009 and 2008, the Company’s only element of comprehensive loss other than net loss was foreign currency translation loss of $0.1 million and $0.6 million, respectively.
Recent Accounting Pronouncements
In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. FAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”). The objective of this statement is to establish principles and requirements for subsequent events. In particular, FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. FAS No. 165 is effective for interim or annual financial statements issued after June 15, 2009. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
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

5. License Agreements
Myriad Genetics, Inc. (Myriad)
In connection with its merger with Maxim on January 4, 2006, EpiCept acquired a license agreement with Myriad Genetics Inc. (“Myriad”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. For the six months ended June 30, 2009 and 2008, the Company recorded revenue from Myriad of approximately $31,000 and $20,000, respectively.
DURECT Corporation (DURECT)
On December 20, 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life. For the six months ended June 30, 2009 and 2008, the Company recorded revenue from DURECT of approximately $0.1 million and $38,000, respectively.
Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. For the six months ended June 30, 2009 and 2008, the Company recorded revenue from Endo of approximately $13,000 and $12,000, respectively. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million.
There is no certainty that any of these milestones will be achieved or any royalty earned. Based on the current level of activity, we do not expect to receive milestones under this agreement for at least the next twelve months.

Under the terms of the license agreement, the Company is responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. Endo remains responsible for continuing and completing the development of Lidoderm® for the treatment of chronic lower back pain, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials.
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
6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	June 30,	December 31,
	2009	2008
	(in $000s)

Accrued professional fees	$218	$228
Accrued salaries and employee benefits	835	1,276
Other accrued liabilities	211	630

Total other accrued liabilities	$1,264	$2,134

During the second quarter of 2009, as a result of the decision to close the Company’s research facility in San Diego, the Company expensed $0.8 million related to the lease on this facility and $0.2 million in severance payments for the employees affected by the closing. The severance expense and the current portion of the facility expense is recorded in other accrued liabilities. The long-term portion of the facility expense of $0.7 million is recorded in deferred rent and other noncurrent liabilities.
7. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	June 30,	December 31,
	2009	2008
	(in $000s)

Ten-year, non-amortizing loan due June 30, 2011(1)	$1,733	$2,144
July 2006 note payable due monthly through July 1, 2012(2)	323	380
August 2006 senior secured term loan due April 1, 2009(3)	—	8
Convertible debenture due April 10, 2009(4)	—	1,113
7.5556% convertible debt due February 9, 2014(5)	500	—

Total notes and loans payable, before debt discount	2,556	3,645
Less: Debt discount	170	93

Total notes and loans payable	2,386	3,552
Less: Notes and loans payable, current portion	962	3,275

Notes and loans payable, long-term	$1,424	$277

(1)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan initially bore interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.

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

On May 14, 2008, EpiCept GmbH entered into a prolongation of the repayment agreement with tbg, whereby the loan balance of €1.5 million ($2.1 million) was required to be repaid to tbg no later than December 31, 2008. Interest continued to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 continued to apply without change.

On November 26, 2008, EpiCept GmbH entered into a second amendment to the repayment agreement with tbg, whereby the loan balance of €1.5 million ($2.1 million) was required to be repaid to tbg no later than June 30, 2009. Interest continued to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 continued to apply without change.

On June 25, 2009, EpiCept GmbH entered into a third amendment to the repayment agreement with tbg, whereby €0.3 million of the loan balance of €1.5 million ($2.1 million) plus accrued interest of €56,000 ($0.1 million) was repaid to tbg on June 30, 2009. The remaining loan balance of €1.2 million ($1.7 million) plus accrued interest will be paid in four semi-annual installments of €0.3 million ($0.4 million) beginning December 31, 2009. Interest will continue to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 will continue to apply without change.

(2)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006. The loan balance at June 30, 2009 was $0.3 million.

(3)	In August 2006, the Company entered into a term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan was initially 11.7% per year. In addition, the Company issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by the Company in December 2006 and an amendment entered into in January 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share. Hercules exercised 0.4 million warrants in August 2007 and had 0.5 million warrants remaining as of this date. The basic terms of the loan required monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest which commenced on April 1, 2007. Any outstanding balance of the loan and accrued interest was to be repaid on August 30, 2009. In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

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

Finally, in connection with the second amendment to the loan agreement, the Company issued to Hercules warrants to purchase an aggregate of 3.8 million shares of the Company’s common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of the Company’s common stock at an exercise price of $0.41 per share. The Company considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with EITF 96-19. As a result of the modification to the original debt agreement, the Company recorded a loss on the extinguishment of debt of $2.0 million in June 2008.

In February 2009, the Company repaid the remaining principal amount and all fees due under its loan agreement with Hercules. The Company has no further obligations under this agreement.

(4)	In December 2008, the Company completed the sale of subordinated convertible notes due April 10, 2009 for aggregate proceeds of $1.0 million. The notes were convertible into shares of the Company’s common stock at any time upon the election of the purchasers at $1.00 per share. The notes were subordinated to the senior secured loan discussed in (4) below. The notes were issued as an original issue discount obligation in lieu of periodic interest payments and therefore no interest payments were made under these notes. Accordingly, the aggregate principal face amount of the notes was $1.1 million. In April 2009, the Company repaid the remaining balance of these notes.

(5)	On February 4, 2009, the Company issued $25.0 million principal aggregate amount of 7.5556% convertible subordinated notes due February 2014 and five and-a-half year warrants to purchase approximately 12.5 million shares of common stock at an exercise price of $1.035 per share. Each $1,000 in principal aggregate amount of the notes is initially convertible into approximately 1,111 shares of Common Stock, at the option of the holders or upon specified events, including a change of control, and if the Company’s common stock trades at or greater than $1.70 a share for 20 out of 30 days, beginning February 9, 2010. Upon any conversion or redemption of the notes, the holders will receive a make-whole payment in an amount equal to the interest payable through the scheduled maturity of the converted or redeemed notes, less any interest paid before such conversion or redemption. Interest is due and payable on the notes semi-annually in arrears on June 30 and December 31, beginning on June 30, 2009.

The Company allocated the $25.0 million in proceeds between the convertible subordinated notes and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $8.8 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding convertible subordinated notes using the effective interest method. At the date of the transaction, the fair value of the warrants of $8.8 million was determined utilizing the Black-Scholes option pricing model under the following assumptions: dividend yield of 0%, risk free interest rate of 1.99%, volatility of 118% and an expected life of five years. During the first six months of 2009, the Company recognized approximately $8.6 million of non-cash interest expense related to the accretion of the debt discount as a result of the conversion of $24.5 million of the convertible subordinated notes into approximately 27.2 million shares of the Company’s common stock.

As of June 30, 2009, after giving effect to the conversions into common stock, the remaining principal aggregate amount of the notes due 2014 outstanding is $0.5 million.

8. Common Stock and Warrants
On June 23, 2009, the Company raised $9.6 million in gross proceeds, $8.9 million net of $0.7 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 12.0 million shares of the Company’s common stock were sold at a price of $0.80 per share. Two and one-half year common stock purchase warrants were issued to investors granting them the right to purchase approximately 4.2 million shares of the Company’s common stock at an exercise price of $0.90 per share. The Company allocated the $9.6 million in gross proceeds between the common stock and the warrants based on their relative fair values. $2.0 million of this amount was allocated to the warrants. The warrants did not meet the requirements of being accounted for as equity in accordance with EITF 00-19 since the Company did not have an adequate number of authorized shares to reserve for the exercise of the warrants. Therefore, the value of the warrant shares were classified as a liability and were marked to market at June 30, 2009 as a derivative loss. On July 2, 2009, the warrants were reclassified from liability to equity as a result of shareholders approving an increase in the number of authorized shares of the Company’s common stock. A charter amendment to increase the number of authorized shares of common stock was filed on July 8, 2009.
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
The following table summarizes information about warrants outstanding at June 30, 2009:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2009	4,844	$22.26
February 2006 stock issuance	2011	1,020,208	4.00
December 2006 stock issuance	2011	3,854,800	1.47
June 2007 stock issuance (See Note 8)	2012	2,668,727	2.93
Termination of sublicense agreement	2012	250,000	1.96
October 2007 stock issuance (See Note 8)	2013	2,129,235	1.88
December 2007 stock issuance (See Note 8)	2013	1,666,666	1.50
March 2008 stock issuance (See Note 8)	2013	3,035,231	0.86
Senior Secured Term Loan (See Note 7)	2013	334,055	0.39
Senior Secured Term Loan (See Note 7)	2013	975,609	0.41
June 2008 stock issuance (See Note 8)	2013	2,300,000	0.39
July 2008 stock issuance (See Note 8)	2013	100,000	0.39
August 1, 2008 stock issuance (See Note 8)	2013	276,497	0.68
August 11, 2008 stock issuance (See Note 8)	2013	1,232,452	0.63
August 11, 2008 stock issuance (See Note 8)	2013	2,764,978	0.69
August 11, 2008 stock issuance (See Note 8)	2013	260,245	0.95
February 9, 2009 convertible subordinated note due 2014 (See Note 7)	2014	11,111,111	1.04
February 9, 2009 convertible subordinated note due 2014 (See Note 7)	2014	1,388,889	1.29
June 2009 stock issuance (See Note 8)	2011	4,200,000	0.90
June 2009 stock issuance (See Note 8)	2011	600,000	1.00

Total		40,173,547	$1.23

For the six months ended June 30, 2009, the Company received proceeds of $3.1 million related to the exercise of approximately 8.9 million warrants.
9. Stock Options and Warrants
The Company records stock-based compensation expense at fair value in accordance with the FAS 123R. The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of FAS 123R and interpreted by an SEC issued Staff Accounting Bulletin No. 107, or SAB 107, as amended by SAB 110. In accordance with SAB 107, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than its actual volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

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
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13.0 million shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1.5 million shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. During the six months ended June 30, 2009, the Company issued approximately 1.9 million options to purchase common stock to certain of its employees and members of its board of directors. The Company estimated $0.9 million of share-based compensation will be recognized as compensation expense over the vesting periods. During the six months ended June 30, 2009, the Company granted 0.8 million stock options that contained a performance condition.
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
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock and restricted stock units included in the consolidated statement of operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in $000s)		(in $000s)
General and administrative	$220	$633	$464	$1,147
Research and development	104	102	231	205

Stock-based compensation costs before income taxes	324	735	695	1,352
Benefit for income taxes (1)	—	—	—	—

Net compensation expense	$324	$735	$695	$1,352

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the six months ended June 30, 2009 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2008	5,960,607	$3.98	7.85	$371,034
Granted	1,887,500	$0.61
Forfeited	(408,549)	$3.75
Expired	(5,776)	$26.01

Options outstanding at June 30, 2009	7,433,782	$3.12	7.77	$849,493

Vested or expected to vest at June 30, 2009	7,176,153	$3.20	7.04	$817,823

Options exercisable at June 30, 2009	4,857,487	$4.28	7.04	$532,798

There were no stock option exercises during the six months ended June 30, 2009 and 2008. The total intrinsic value of options exercised during 2009 and 2008 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2009 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the six months ended June 30, 2009 and 2008 was $0.50 and $1.19, respectively.
As of June 30, 2009, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $1.7 million, which will be amortized over the weighted-average remaining requisite service period of 2.14 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for six months ended June 30, 2009 and 2008 are as follows:

Six Months Ended
	June 30, 2009	June 30, 2008
Expected volatility	114.0-118.0%	87.5-97.0%
Risk free interest rate	1.67-2.52%	3.16-3.34%
Dividend yield	—	—
Expected life	5 Yrs	5 Yrs
Restricted Stock
Restricted stock was issued to certain employees in January 2007, which entitle the holder to receive a specified number of shares of the Company’s common stock over a four year, monthly vesting term. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. There were no restricted stock grants prior to 2007. Summarized information for restricted stock grants for the six months ended June 30, 2009 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share
Nonvested at December 31, 2008	68,808	$1.46
Granted	—	—
Vested	(16,824)	1.46
Forfeited	(7,182)	1.46

Nonvested at June 30, 2009	44,802	$1.46

Restricted Stock Units
Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors in 2009 and 2008, which entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the respective vesting term. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the six months ended June 30, 2009 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share
Nonvested at December 31, 2008	304,022	$1.22
Granted	43,125	0.81
Vested	(36,250)	2.78
Forfeited	(31,900)	1.34

Nonvested at June 30, 2009	278,997	$2.78

Following the departure of a former director, the Company agreed to accelerate the vesting of certain restricted stock units. The Company issued 12,500 shares of the Company’s common stock as a result of accelerating the vesting period and recorded compensation expense related to the modification of the vesting period of $5,000 in the first quarter of 2009.
1995 Stock Options
The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provides for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the 1995 Plan. All stock options granted after December 31, 2005 were from the 2005 Plan. Under the terms of the 1995 Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of June 30, 2009.

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

	Six Months Ended June 30,
	2009	2008
Expected life	.50 years	.63 years
Expected volatility	118.0%	87.5%
Risk-free interest rate	0.25%	3.57%
Dividend yield	0%	0%
As of June 30, 2009, 500,000 shares were issued under the 2005 ESPP, therefore there are currently no shares available for issuance under the 2005 ESPP. For the six months ended June 30, 2009 and 2008, the Company recorded an expense of $0 based on the estimated number of shares to be purchased.
2009 Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors on December 19, 2008, subject to stockholder approval, and was approved by the stockholders at the Company’s 2009 Annual Meeting held on June 2, 2009. The 2009 ESPP was effective on January 1, 2009 and a total of 1,000,000 shares of common stock have been reserved for sale. The 2009 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2009 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period commenced January 1, 2009 and ended on June 30, 2009. Each subsequent offering period will have a six-month duration.
As of June 30, 2009, 103,424 shares were issued under the 2009 ESPP. For the six months ended June 30, 2009 and 2008, the Company recorded an expense of $27,000 and $0, respectively, based on the estimated number of shares to be purchased.
10. Legal Proceedings
There are no legal proceedings pending against the Company as of June 30, 2009.

11. Segment Information
The Company operates as one business segment: the clinical development and commercialization of pharmaceutical products. The Company maintains clinical development operations in the United States and Germany.
Geographic information for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in $000s)		(in $000s)
Revenue
United States	$91	$41	$205	$90
Germany	—	1	1	1

	$91	$42	$206	$91

Net loss (income)
United States	$7,215	$7,549	$29,190	$13,725
Germany	(136)	216	377	117

	$7,079	$7,765	$29,567	$13,842

	June 30,	June 30,
	2009	2008
	(in $000s)
Total Assets
United States	$16,298	$3,025
Germany	114	68

	$16,412	$3,093

Long Lived Assets, net
United States	$417	$576
Germany	10	5

	$427	$581

12. Subsequent Events
In July 2009, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 175,000,000 to 225,000,000 shares.
On August 3, 2009, the Company received a letter from the Nasdaq Listing Qualifications Department stating that the Company had not regained compliance with the minimum bid price requirement under Listing Rule 5550(a)(2) by July 28, 2009 and, as a result, its common stock would be subject to delisting from The Nasdaq Capital Market unless the Company requests an appeal before the Nasdaq Hearings Panel (the “Panel”). The Company intends to request a hearing before the Panel, which will stay the delisting of its common stock pending the issuance of a decision by the Panel following the hearing. The Company expects that the hearing will be scheduled for September 2009. At the hearing, the Company will request continued listing on The Nasdaq Capital Market based upon its plan for demonstrating compliance with the applicable listing requirements. Pursuant to the Nasdaq Marketplace Rules, the Panel has the authority to grant the Company up to an additional 180 days from August 3, 2009 (i.e. January 30, 2010) to implement its plan of compliance. There can be no assurance that the Panel will grant the Company’s request for continued listing on The Nasdaq Stock Market.
In August 2009, the Company filed a New Drug Submission (“NDS”) for Ceplene® with Health Canada for the treatment of AML in Canada.
The Company has evaluated all subsequent events through August 6, 2009, the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of EpiCept’s condensed consolidated financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in EpiCept’s filings with the SEC could affect such results. This report refers to trademarks of the Company as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners. Lidoderm® is a registered trademark of Hind Health Care Inc. Azixa™ is a trademark of Myriad Genetics, Inc.
Overview
We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain. Our strategy is to focus our clinical development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. Our lead product is Ceplene®, which when used concomitantly with interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. In June 2009 the Company launched a Named Patient Program for Ceplene® in Europe through a partnership with IDIS. In August 2009, we filed a New Drug Submission, or NDS, for Ceplene® with Health Canada for the treatment of AML in Canada and in January 2009, we received permission to proceed with a New Drug Application, or NDA, filing with the United States Food and Drug Administration, or FDA. In addition to Ceplene®, we have two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. We believe this portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product or product candidate.
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
We are subject to a number of risks associated with companies in the specialty pharmaceutical industry as discussed in this report and in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Principal among these are risks associated with our ability to obtain regulatory approval for our product candidates, our ability to adequately fund our operations, dependence on collaborative arrangements, the development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with the FDA and other governmental regulations. We have yet to generate product revenues from any of our product candidates. We have financed our operations primarily through the proceeds from the sale of common stock, warrants, debt instruments, cash proceeds from collaborative relationships and investment income earned on cash balances and short-term investments.

Ceplene® has been granted full marketing authorization by the European Commission for remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. None of our other drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that we and our collaborators’ clinical data establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborative arrangements with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.
We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses, and to date it not generated any meaningful revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $225.8 million as of June 30, 2009. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:
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
We believe that our existing cash and cash equivalents will be sufficient to fund our operations and debt service requirements into the second quarter of 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from our strategic partners, including a marketing partner for Ceplene® in Europe that is expected to be concluded in 2009, or funding through public or private financings, strategic relationships or other arrangements.
Recent Events
In July 2009, we amended our certificate of incorporation to increase the number of authorized shares of common stock from 175,000,000 to 225,000,000 shares.
In August 2009, we filed a New Drug Submission (“NDS”) for Ceplene® with Health Canada for the treatment of AML in Canada.
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

Stock-Based Compensation
We record stock-based compensation expense at fair value in accordance with the Financial Accounting Standards Board, or FASB, issued FAS 123R, “Share-Based Payment”, or FAS 123R. We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of FAS 123R and interpreted by an SEC issued Staff Accounting Bulletin No. 107, or SAB 107, as amended by SAB 110. In accordance with SAB 107, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. Due to limited Company specific historical volatility data, we have based our estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than our actual volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
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
During each of the six months ended June 30, 2009 and 2008, we issued approximately 1.9 million stock options, with varying vesting provisions to certain of our employees and directors. Based on the Black-Scholes valuation method (volatility — 114%-118%, risk free rate — 1.67-2.52%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2009, we estimated $0.9 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 2.55 years. During the six months ended June 30, 2009 and 2008, we recognized total share-based compensation of approximately $0.7 million and $1.3 million, respectively, related to the options granted during 2009, 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
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

Recent Accounting Pronouncements
In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. FAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.
In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”). The objective of this statement is to establish principles and requirements for subsequent events. In particular, FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. FAS No. 165 is effective for interim or annual financial statements issued after June 15, 2009. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
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

Results of Operations
Three months ended June 30, 2009 and 2008
Revenues. During the three months ended June 30, 2009 and 2008, we recognized revenue of approximately $0.1 million and $42,000, respectively, from the upfront licensing fees and milestone payments received from Myriad, Endo and DURECT and royalties with respect to acquired Maxim technology. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myriad and DURECT. We recognized revenue of $0 for each of the three months ended June 30, 2009 and 2008 from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of June 30, 2009 of $0.4 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Myriad, Endo and DURECT.
General and administrative expense. General and administrative expense decreased by 23%, or $0.5 million. from $2.2 million for the three months ended June 30, 2008 to $1.7 million for the three months ended June 30, 2009. The decrease was primarily attributable to lower non-cash compensation of $0.4 million and lower legal fees of $0.1 million for the three months ended June 30, 2009 as compared to the same period in 2008.
Research and development expense. Research and development expense increased by 15%, or $0.5 million, from $3.3 million for the three months ended June 30, 2008 to $3.8 million for the three months ended June 30, 2009. The increase was primarily attributable to a $0.8 million facility expense and $0.2 million in severance expense related to closing our research facility in San Diego for the six months ended June 30, 2009 as compared to the same period in 2008, partially offset by lower clinical trial expenses. During the second quarter of 2009, our clinical efforts were focused on the initiation of an open label trial of Ceplene® that will meet our post-approval requirements with the EMEA and a Phase Ib clinical trial for crinobulin. During the second quarter of 2008, our clinical efforts were focused on the completion of the clinical trials of NP-1 and preparation for the reexamination of the negative determination issued by the CHMP, the scientific committee of the EMEA, regarding our marketing application for Ceplene®.
Other income (expense). Our other income (expense) consisted of the following:

	Three Months Ended June 30,
	2009	2008
	(in $000s)
Other income (expense) consist of:
Interest and amortization of debt discount and expense	$(1,714)	$(377)
Change in value of warrants and derivatives	(305)	113
Interest income	8	5
Loss on extinguishment of debt	—	(1,975)
Foreign exchange gain (loss)	382	(11)

Other expense, net	$(1,629)	$(2,245)

For the three months ended June 30, 2009, we recorded other expense, net of $1.6 million as compared to other expense, net of $2.2 million for the three months ended June 30, 2008. The $0.6 million decrease in other expense, net was primarily related to a loss on extinguishment of debt of $2.0 million that was recorded for the three months ended June 30, 2008 and a $0.4 million favorable foreign exchange gain for the three months ended June 30, 2009, which was partially offset by higher interest expense of $1.3 million primarily related to conversions of our February 2009 debt and a $0.4 million decrease in the fair value of certain warrants and derivatives. On June 23, 2008, we entered into a second amendment to our senior secured term loan agreement. Under this amendment, we paid the lender a $0.3 million restructuring fee in the second quarter of 2008 and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0%. In addition, we were required to make contingent payments of $0.5 million if Ceplene® was approved and $0.3 million if the NP-1 trial yielded statistically significant results of the primary endpoints. We also permitted Hercules to convert up to $1.9 million of the outstanding principal balance into shares of our common stock at a price above the market price of our common stock on the date of the amendment. Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares our common stock at an exercise price of $0.41 per share. We considered the amendment a substantial modification to the original debt agreement and we recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008.

Six months ended June 30, 2009 and 2008
Revenues. During the six months ended June 30, 2009 and 2008, we recognized revenue of approximately $0.2 million and $0.1 million, respectively, from the upfront licensing fees and milestone payments received from Myriad, Endo and DURECT and royalties with respect to acquired Maxim technology. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myriad and DURECT. We recognized revenue of $20,000 and $19,000 for the six months ended June 30, 2009 and 2008, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of June 30, 2009 of $0.4 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Myriad, Endo and DURECT.
General and administrative expense. General and administrative expense decreased by 22%, or $1.1 million, from $4.8 million for the six months ended June 30, 2008 to $3.7 million for the six months ended June 30, 2009. The decrease was primarily attributable to lower non-cash compensation of $0.7 million and lower legal fees of $0.3 million for the six months ended June 30, 2009 as compared to the same period in 2008.
Research and development expense. Research and development expense decreased by 12%, or $0.8 million, from $6.8 million for the six months ended June 30, 2008 to $6.0 million for the six months ended June 30, 2009. The decrease was primarily attributable to lower clinical trial expenses for the six months ended June 30, 2009 as compared to the same period in 2008, partially offset by a $0.8 million facility expense and $0.2 million in severance expense related to closing our research facility in San Diego. During the six months ended June 30, 2009, our clinical efforts were focused on the initiation of an open label trial of Ceplene® that will meet our post-approval requirements with the EMEA and a Phase Ib clinical trial for crinobulin. During the six months ended 2008, our clinical efforts were focused on the completion of the clinical trials of NP-1, preparation for the Oral Explanation meeting with the CHMP, the scientific committee of the EMEA, regarding the remaining outstanding issues on the MAA for Ceplene® and preparation for the reexamination of the negative determination issued by the CHMP regarding our marketing application for Ceplene®.
Other income (expense). Our other income (expense) consisted of the following for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(in $000s)
Other income (expense) consist of:
Interest and amortization of debt discount and expense	$(19,833)	$(850)
Change in value of warrants and derivatives	(305)	113
Interest income	15	20
Loss on extinguishment of debt	—	(1,975)
Foreign exchange gain	92	384

Other expense, net	$(20,031)	$(2,308)

For the six months ended June 30, 2009, we recorded other expense, net of $20.0 million as compared to other expense, net of $2.3 million for the six months ended June 30, 2008. The $17.7 million increase in other expense, net was primarily related to $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense, which was paid from restricted cash, as a result of the conversion of $24.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 27.2 million shares of our common stock, a $0.4 million decrease in the fair value of certain warrants and derivatives and a smaller foreign exchange gain of $0.3 million, partially offset by a loss on extinguishment of debt of $2.0 million for the six months ended June 30, 2008. On June 23, 2008, we entered into a second amendment to our senior secured term loan agreement. Under this amendment, we paid the lender, Hercules, a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0%. In addition, we were required to make contingent payments of $0.5 million if Ceplene® was approved and $0.3 million if the NP-1 trial yields statistically significant results of the primary endpoints. We also permitted Hercules to convert up to $1.9 million of the outstanding principal balance into shares of our common stock at a price above the market price of our common stock on the date of the amendment. Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares our common stock at an exercise price of $0.41 per share. We considered the amendment a substantial modification to the original debt agreement and we recorded the new debt at its fair value in accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Debt Instruments.” As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008.

Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $225.8 million as of June 30, 2009, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.
The following table describes our liquidity and financial position on June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(in $000s)
Working capital (deficit)	$7,589	$(8,535)
Cash and cash equivalents	14,099	790
Notes and loans payable, current portion	962	3,275
Notes and loans payable, long term portion	1,094	277
Working Capital (Deficit)
At June 30, 2009, we had working capital of $7.6 million consisting of current assets of $15.6 million and current liabilities of $8.0 million. This represents an increase in working capital of approximately $16.1 million from the working capital deficit of $8.5 million at December 31, 2008, consisting of current assets of $1.2 million and current liabilities of $9.7 million. We funded our working capital deficit and the cash portion of our 2009 operating loss with the cash proceeds from our June 2009, February 2009 and December 2008 financings. We believe that our existing cash resources will be sufficient to meet our projected operating and debt service requirements into the second quarter of 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from our strategic partners, including a marketing partner for Ceplene® in Europe that is expected to be concluded in 2009, or funding through public or private financings, strategic relationships or other arrangements.
Cash and Cash Equivalents
At June 30, 2009, our cash and cash equivalents totaled $14.1 million. At December 31, 2008, cash and cash equivalents totaled $0.8 million. Our cash and cash equivalents consist primarily of an interest bearing money market account. In June 2009, we sold approximately 12.0 million shares of common stock and warrants to purchase 4.2 million shares of common stock for gross proceeds of $9.6 million, $8.9 million net of $0.7 million in transaction costs. In February 2009, we received net proceeds of approximately $14.0 million, after $1.6 million in transaction costs and establishing a restricted cash account of $9.4 million for make-whole interest, from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 12.5 million shares of the Company’s common stock at an exercise price of $1.035 per share.
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

Current and Future Liquidity Position
During 2008, we raised gross proceeds of $15.5 million, $14.3 million net of $1.2 million in transaction costs. In June 2009, we raised gross proceeds of $9.6 million, $8.9 million net of $0.7 million in transaction costs, from the sale of common stock and warrants and in February 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 12.5 million shares of our common stock at an exercise price of $1.035 per share, netting us $14.0 million after $1.6 million in transaction costs and the restriction of $9.4 million to establish an escrow account to make interest payments. For the six months ended June 30, 2009, a total of 8.9 million shares of our common stock were issued upon the exercise of common stock purchase warrants, resulting in proceeds to the Company of approximately $3.1 million. Our cash at June 30, 2009 of $14.1 million is expected to meet our projected operating requirements into the second quarter of 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from our strategic partners, including a marketing partner for Ceplene® in Europe that is expected to be concluded in 2009, or funding through public or private financings, strategic relationships or other arrangements.
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

Operating Activities
Net cash used in operating activities for the first six months of 2009 was $21.0 million as compared to $7.8 million in the first six months of 2008. Cash was primarily used to fund our net loss for the applicable period for research and development and general and administrative expenses. The 2009 net loss was partially offset by non-cash charges of $10.5 million in amortization of deferred financing costs and discount on loans, $0.7 million of FAS 123R stock-based compensation and $0.3 million of depreciation and amortization expense. Deferred revenue decreased by $0.2 million to account for the portion of the Myriad, Endo and DURECT deferred revenue recognized as revenue. The 2008 net loss was partially offset by non-cash charges of $1.7 million related to the extinguishment of debt, $1.3 million of FAS 123R stock-based compensation and $0.1 million of depreciation and amortization expense. Deferred revenue increased by $1.0 million as a result of receiving a $1.0 million milestone payment from our partner, Myriad, following dosing of the first patient in a Phase II registration sized clinical trial for AzixaTM. This was partially offset by $0.1 million to account for the portion of the Myriad, Endo and DURECT deferred revenue recognized as revenue.
Investing Activities
Net cash used in investing activities for the first six months of 2009 was $0.1 million compared with net cash provided by investing activities of $0.3 million for the first six months of 2008. During the first six months of 2009, cash was used to establish restricted cash for a $9.4 million make-whole interest payment resulting from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, the release of $9.3 million from restricted cash to pay for interest on the 7.5556% notes as the result of the conversion of $24.5 million in aggregate principal amount of the 7.5556% notes, $0.1 million in proceeds from the sale of equipment in our San Diego research facility and $16,000 for the purchase of equipment. Net cash provided by investing activities for the six months of 2008 consisted of the release of restricted cash amounting to $0.3 million and proceeds from the sale of property and equipment amounting to $0.1 million.
Financing Activities
Net cash provided by financing activities for the first six months of 2009 was $34.3 million compared to $3.8 million for the first six months of 2008. During the first six months of 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, netting us $14.0 million after $1.6 million in transaction costs and establishing a restricted cash account of $9.4 million for make-whole interest. In June 2009, we raised $9.6 million gross proceeds, $8.9 million net of $0.7 million in transaction costs, in connection with the issuance of common stock and warrants. We also received proceeds of $3.1 million related to the exercise of approximately 8.9 million warrants in the first six months of 2009. We repaid the outstanding loan balance with Hercules of approximately $8,000 and deferred financing costs of $0.2 million, resulting in our having no further obligations under this loan agreement. We also repaid $0.8 million of the subordinated convertible notes due April 10, 2009. Net cash provided by financing activities for the six months of 2008 was $3.8 million. In June 2008, we raised $2.0 million gross proceeds less $0.2 million in transaction related costs in connection with the issuance of common stock and warrants. In March 2008, we raised $5.0 million gross proceeds less $0.3 million in transaction related costs in connection with the issuance of common stock and warrants. The increase in cash provided by financing was partially offset by loan repayments of $2.7 million.

Contractual Obligations
As of June 30, 2009, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of June 30, 2009):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$962	$1,094	$500	$—	$2,556
Interest expense	144	76	—	—	220
Operating leases	1,079	1,996	1,050	—	4,125
Severance	239	—	—	—	239
Other obligations	1,543	950	200	200	2,893

Total	$3,967	$4,116	$1,750	$200	$10,033

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
On November 26, 2008, EpiCept GmbH entered into a second amendment to the repayment agreement with tbg, whereby the loan balance of €1.5 million ($2.0 million) was required to be repaid to tbg no later than June 30, 2009. Interest continued to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 continued to apply without change.
On June 25, 2009, EpiCept GmbH entered into a third amendment to the repayment agreement with tbg, whereby €0.3 million ($0.4 million) of the loan balance of €1.5 million ($2.1 million) plus accrued interest of €56,000 ($0.1 million) was repaid to tbg on June 30, 2009. The remaining loan balance of €1.2 million ($1.7 million) plus accrued interest will be paid in four semi-annual installments of €0.3 million ($0.4 million) beginning December 31, 2009. Interest will continue to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 will continue to apply without change.

$0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at June 30, 2009 is $0.3 million.
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
Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of our common stock at an exercise price of $0.41 per share. We considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with EITF 96-19. As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008. Approximately 1.3 million of the warrants issued as a result of this amendment remain outstanding at June 30, 2009.

In February 2009, we repaid the remaining principal amount and all fees due under our loan agreement with Hercules. We have no further obligations under this agreement.
$1.1 million Due 2009. In December 2008, we completed the sale of subordinated convertible notes due April 10, 2009 for aggregate proceeds of $1.0 million. The notes are convertible into shares of our common stock at any time upon the election of the Purchasers at $1.00 per share. The notes were subordinated to the senior secured loan. The notes were issued as an original issue discount obligation in lieu of periodic interest payments and therefore no interest payments were made under these notes. Accordingly, the aggregate principal face amount of the notes was $1.1 million. We repaid $0.8 million of these notes in January 2009, and repaid the remaining balance of these notes in April 2009. We have no further obligations under this agreement.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility leases in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2010. Long-term commitments under operating leases for facilities leased by Maxim and retained by EpiCept relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. In June 2008, we defaulted on our lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent. At June 30, 2009, we are current with our lease payments on this facility. In July 2006, we terminated our lease of certain property in San Diego, CA. In connection with the lease termination, we issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of June 30, 2009, we may be required to make future milestone payments totaling approximately $2.9 million under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
We are also obligated to make future royalty payments to four of our collaborators under existing license agreements, based on net sales of Ceplene®, EpiCept NP-1 and crinobulin, to the extent revenues on such products are realized. We can not reasonably determine the amount and timing of such royalty payments and they are not include in the table above.
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
We believe that our existing cash resources will be sufficient to meet our projected operating and debt service requirements into the second quarter of 2010 but may not be sufficient to meet our obligations thereafter. If our anticipated fees and royalties from our prospective partner for the sales of Ceplene® in Europe do not meet our expectations and we do not raise additional funds prior to or during the second quarter of 2010, we will be unable to meet our obligations, which would materially and adversely affect our business, financial condition, results of operations, the value of our securities and our ability to raise capital and could result in the termination of our collaborative and licensing arrangements.
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

On August 27, 2008, we received a letter from the Nasdaq Hearings Panel stating that we maintained a market value of listed securities above $35 million for 10 consecutive trading days. On October 22, 2008, we received a letter from Nasdaq stating that given the extraordinary market conditions, Nasdaq determined on October 16, 2008 to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. On December 23, 2008 that suspension period was extended until April 20, 2009. On March 24, 2009 that suspension period was extended until July 20, 2009. On July 13, 2009 that suspension period was extended until July 31, 2009. As a result, all companies presently in a bid price or market value of publicly held shares compliance period will remain at that same stage of the process and will not be subject to being delisted for these concerns. However, since we had no calendar days remaining in our compliance period as of October 16, 2008, Nasdaq stated it would determine, upon reinstatement of the rules, whether (i) we maintained a minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days, in which case we will regain compliance, or (ii) we met The Nasdaq Capital Market initial listing criteria, except for the bid price requirement, in which case we will be granted an additional 180 calendar day compliance period.
On August 3, 2009, we received a letter from the Nasdaq Listing Qualifications Department stating that we had not regained compliance with the minimum bid price requirement under Listing Rule 5550(a)(2) by July 28, 2009 and, as a result, our common stock would be subject to delisting from The Nasdaq Capital Market unless the Company requests an appeal before the Nasdaq Hearings Panel (the “Panel”). We intend to request a hearing before the Panel, which will stay the delisting of our common stock pending the issuance of a decision by the Panel following the hearing. We expect that the hearing will be scheduled for September 2009. At the hearing, we will request continued listing on The Nasdaq Capital Market based upon our plan for demonstrating compliance with the applicable listing requirements. Pursuant to the Nasdaq Marketplace Rules, the Panel has the authority to grant us up to an additional 180 days from August 3, 2009 (i.e. January 30, 2010) to implement our plan of compliance. There can be no assurance that the Panel will grant our request for continued listing on The Nasdaq Stock Market.
We also received a notice from the OMX Nordic Exchange that our common stock was moved to the observation segment effective June 2, 2008 due to the fact that there was a material adverse uncertainty regarding our financial situation. On June 26, 2009, the OMX Nordic Exchange announced our common stock was removed from the observation segment and transferred back to its ordinary position on the Exchange effective June 29, 2009. The OMX Nordic Exchange cited our announcement on June 19, 2009 of a public offering resulting in approximately $8.9 million in net proceeds, which we expect will be sufficient to fund our operations into the second quarter of 2010.
Risks Relating to Commercialization
We may not be able to successfully market and sell Ceplene® or find a collaborative partner to help market and sell Ceplene®.
Even though Ceplene® was granted full marketing authorization by the European Commission for remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission, we may not be able to effectively market and sell Ceplene®. Our strategy for commercializing Ceplene® currently anticipates that we will enter into collaborative arrangements with one or more pharmaceutical companies that have product development resources and expertise, established distribution systems and direct sales forces to successfully market Ceplene® in the European Union. If so, we will be reliant on one or more of these strategic partners to generate revenue on our behalf.
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
None.
Item 3. Defaults upon Senior Securities.
None.

Item 4. Submissions of Matters to Vote of Security Holders.
Our Annual Meeting of Stockholders was held on June 2, 2009, was adjourned with respect to voting on one proposal, and was reconvened on July 2, 2009 as permitted by the majority of stockholders who voted at the meeting. Holders of an aggregate of 118,143,166 shares of our Common Stock were entitled to vote at the meeting, of which 69,102,630 were present in person or represented by proxy. At the Annual Meeting on June 2, 2009, our stockholders voted as follows:
Proposal One. The election of two directors to serve for the ensuing three years until their respective successors are elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld
Guy C. Jackson	68,220,125	830,085
Wayne P. Yetter	68,267,441	782,769
The Stockholders reelected, by a plurality of the votes cast, Guy C. Jackson and Wayne P. Yetter to the Board of Directors of EpiCept. They will serve until the Annual Meeting of Stockholders in 2012 and until their successors are elected and qualify.
Proposal Two. The ratification of the selection by the Audit Committee of EpiCept’s Board of Directors of Deloitte & Touche LLP as the independent registered public accounting firm for the year ending December 31, 2009.

Total Votes For	Total Votes Against	Total Votes Abstained	Broker Non-Votes
55,808,046	632,292	12,662,292	—
The appointment of Deloitte & Touche LLP was ratified. A majority of votes cast was required for approval.
Proposal Four. Amend the 2005 Equity Incentive Plan to increase the number of available shares to 13,000,000 shares.

Total Votes For	Total Votes Against	Total Votes Abstained	Broker Non-Votes
30,902,620	17,054,759	14,232,805	6,912,446
The amendment to our 2005 Equity Incentive Plan was approved. A majority of votes cast was required for approval.
Proposal Five. Approve the 2009 Employee Stock Purchase Plan (the “ESPP”) and authorize the issuance of up to 1,000,000 shares pursuant to the ESPP.

Total Votes For	Total Votes Against	Total Votes Abstained	Broker Non-Votes
43,063,872	5,281,591	13,792,301	6,912,446
The 2009 ESPP was approved. A majority of votes cast was required for approval.
At the reconvened Annual Meeting on July 2, 2009, our stockholders voted as follows:
Proposal Three. Amend the certificate of incorporation to increase the number of authorized shares of common stock to 225,000,000 shares.

Total Votes For	Total Votes Against	Total Votes Abstained	Broker Non-Votes
64,029,552	7,296,059	3,498,699	—
The amendment to our certificate of incorporation was approved. A favorable vote of a majority of outstanding shares of common stock was required for approval.
Item 5. Other Information.
None.

Item 6. Exhibits.

Number		Exhibit

3.1		Third Amended and Restated Certificate of Incorporation of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 21, 2008).

3.2		Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 9, 2009).

10.1		Securities Purchase Agreement, dated as of June 18, 2009 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 19, 2009).

10.2		Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed June 19, 2009).

10.3		Placement Agent Agreement, dated June 18, 2009 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed June 19, 2009)

10.4
Amendment to the Repayment Agreement, dated June 25, 2009 (English translation from the original German) (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 30, 2009).

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

EpiCept Corporation
August 6, 2009	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.