Form 10-Q
period 2009-09-30
EPICEPT CORP
filed 2009-11-10
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
As of November 6, 2009 the Registrant had outstanding 132,094,079 shares of its $.0001 par value Common Stock.

Part I. Financial Information

Item 1.	Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$9,492	$790
Inventory	1,141	—
Prepaid expenses and other current assets	600	395

Total current assets	11,233	1,185
Restricted cash	251	71
Property and equipment, net	390	502
Deferred financing costs	56	241
Identifiable intangible asset, net	32	246
Other assets	—	26

Total assets	$11,962	$2,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,054	$2,778
Accrued research contract costs	907	1,074
Accrued interest	28	9
Other accrued liabilities	1,057	2,134
Notes and loans payable, current portion	998	3,275
Deferred revenue, current portion	402	450

Total current liabilities	5,446	9,720

Notes and loans payable	1,102	277
7.5556% Convertible Subordinated Notes Due 2014	340	—
Deferred revenue	9,311	9,540
Deferred rent and other noncurrent liabilities	923	464

Total long term liabilities	11,676	10,281

Total liabilities	17,122	20,001

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; authorized 225,000,000 shares and issued 132,091,590 at September 30, 2009; authorized 175,000,000 shares and issued 82,457,142 at December 31, 2008	13	8
Additional paid-in capital	203,077	165,542
Warrants	24,503	14,644
Accumulated deficit	(230,609)	(196,231)
Accumulated other comprehensive loss	(2,069)	(1,618)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(5,160)	(17,730)

Total liabilities and stockholders’ deficit	$11,962	$2,271

(1)	Derived from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$116	$78	$322	$169

Operating expenses:
Selling, general and administrative	1,897	2,628	5,652	7,465
Research and development	3,239	2,812	9,221	9,598

Total operating expenses	5,136	5,440	14,873	17,063

Loss from operations	(5,020)	(5,362)	(14,551)	(16,894)

Other income (expense):
Interest income	11	9	26	29
Foreign exchange gain (loss)	268	(567)	361	(182)
Interest and amortization of debt discount and expense (see Note 4)	(72)	(243)	(19,905)	(1,094)
Loss on extinguishment of debt	—	—	—	(1,975)
Change in value of warrants and derivatives	—	—	(305)	113

Other income (expense), net	207	(801)	(19,823)	(3,109)

Net loss before income taxes	(4,813)	(6,163)	(34,374)	(20,003)
Income taxes	—	—	(4)	(3)

Net loss	(4,813)	(6,163)	(34,378)	(20,006)
Basic and diluted loss per common share	$(0.04)	$(0.09)	$(0.30)	$(0.36)

Weighted average common shares outstanding	131,222,881	69,406,850	116,482,878	56,325,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
For the Nine Months Ended September 30, 2009
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit	Loss

Balance at December 31, 2008	82,457,142	$8	$165,542	$14,644	$(196,231)	$(1,618)	$(75)	$(17,730)	$—

Reclass warrants from liability to equity	—	—	—	2,288	—	—	—	2,288	—
Issuance of common stock warrants in connection with 7.5556% convertible subordinated notes	—	—	—	8,777	—	—	—	8,777	—
Issuance of common stock and warrants, net of issuance costs	12,000,000	1	6,899	—	—	—	—	6,900	—
Issuance of restricted common stock and restricted stock units, net	60,541	—	44	—	—	—	—	44	—

Issuance of common stock under ESPP	103,424	—	64	—	—	—	—	64	—
Conversion of 7.5556% convertible subordinated notes into Common Stock	27,222,195	3	24,497	—	—	—	—	24,500	—

Exercise of warrants	10,084,122	1	4,975	(1,206)	—	—	—	3,770	—

Exercise of stock options	176,666	—	53	—	—	—	—	53	—
Amortization of stock-based compensation	—	—	1,003	—	—	—	—	1,003	—

Foreign currency translation adjustment	—	—	—	—	—	(451)	—	(451)	(451)
Net loss	—	—	—	—	(34,378)	—	—	(34,378)	(34,378)

Balance at September 30, 2009	132,104,090	$13	$203,077	$24,503	$(230,609)	$(2,069)	$(75)	$(5,160)	$(34,829)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(34,378)	$(20,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	117
Gain on disposal of assets	(115)	(64)
Foreign exchange (gain) loss	(361)	182
Stock-based compensation expense	1,047	1,972
Amortization of deferred financing costs and discount on loans	10,471	353
Change in value of warrants and derivatives	305	(113)
Loss on extinguishment of debt	—	1,725
Changes in operating assets and liabilities, net of merger assets and liabilities:
Increase in inventory	(1,141)	—
(Increase) decrease in prepaid expenses and other current assets	(205)	69
Decrease in other assets	26	1
(Decrease) increase in accounts payable	(684)	1,170
Decrease in accrued research contract costs	(167)	(331)
Increase in accrued interest — current	20	1
Decrease in other accrued liabilities	(1,041)	(195)
Increase in deferred revenue	—	3,375
Recognition of deferred revenue	(277)	(126)
Increase (decrease) in other liabilities	459	(126)

Net cash used in operating activities	(25,714)	(11,936)

Cash flows from investing activities:
Change in restricted cash	—	264
Restricted cash from issuance of 7.5556% convertible subordinated notes	(9,444)	—
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	9,264	—
Purchases of property and equipment	(16)	(31)
Proceeds from sale of property and equipment	131	64

Net cash (used in) provided by investing activities	(65)	297

Cash flows from financing activities:
Proceeds from exercise of warrants	3,887	1,464
Proceeds from issuance of common stock and warrants, net of issuance costs	8,759	13,326
Proceeds from issuance of 7.5556% convertible subordinated notes	25,000	—
Debt issuance costs	(1,527)	—
Repayment of loan	(1,630)	(4,863)

Net cash provided by financing activities	34,489	9,927

Effect of exchange rate changes on cash and cash equivalents	(8)	50

Net increase (decrease) in cash and cash equivalents	8,702	(1,662)
Cash and cash equivalents at beginning of year	790	4,943

Cash and cash equivalents at end of period	$9,492	$3,281

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,386	$707
Cash paid for income taxes	4	3
Supplemental disclosure of non-cash investing and financing activities:
Conversion of 7.5556% convertible subordinated notes into common stock	24,500	—
Unpaid costs associated with issuance of common stock	—	173
Unpaid financing costs	161	150
Unpaid cost associated with the purchase of property and equipment	—	26
Reclassification of warrants from liability to equity	2,288	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company
EpiCept Corporation (“EpiCept” or the “Company”) is a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain. The Company’s strategy is to focus its clinical development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. The Company’s lead product is Ceplene®, which when used concomitantly with interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. In June 2009 the Company launched a Named Patient Program for Ceplene® in Europe through a partnership with IDIS. In November 2009, Health Canada screened and accepted for review a New Drug Submission (“NDS”) for Ceplene® for the treatment of AML in Canada and the Company continues its preparation of a New Drug Application (“NDA”) filing with the United States Food and Drug Administration (“FDA”). In addition to Ceplene®, the Company has two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. The Company believes this portfolio of oncology and pain management product candidates lessens its reliance on the success of any single product or product candidate.
The Company’s cancer portfolio includes crinobulin, or EPC2407, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. The Company has completed its first Phase I clinical trial for crinobulin. AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myriad Pharmaceuticals, Inc. as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain.
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
The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry as discussed in this report and in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Principal among these are risks associated with the Company’s ability to obtain regulatory approval for its product candidates, its ability to adequately fund its operations, dependence on collaborative arrangements, the development by the Company or its competitors of new technological innovations, the dependence on key personnel, the protection of proprietary technology and the compliance with the FDA and other governmental regulations. The Company has yet to generate meaningful product revenues from any of its products or product candidates. The Company has financed its operations primarily through the proceeds from the sales of common stock, warrants, debt instruments, cash proceeds from collaborative relationships and investment income earned on cash balances and short-term investments.

2. Basis of Presentation
The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and selling, general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $230.6 million as of September 30, 2009. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from selling, general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:
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
The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations and debt service requirements into the second quarter of 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from the Company’s strategic partners, including a marketing partner for Ceplene® in Europe, or funding through public or private financings, strategic relationships or other arrangements.
The condensed consolidated balance sheets as of September 30, 2009, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 and 2008, the condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008 have been made. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company has evaluated all subsequent events through November 10, 2009, the date these financial statements were issued.
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
Revenue Recognition
The Company recognizes revenue relating to its collaboration agreements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and FASB Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements” (“ASC 605-25”). Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
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
EpiCept recognizes milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in ASC 605-25; (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions is not met, EpiCept will recognize milestones as revenue in accordance with its accounting policy in effect for the respective contract. For current agreements, EpiCept recognizes revenue for milestone payments based upon the portion of the development services that are completed to date and defers the remaining portion and recognizes it over the remainder of the development services on the proportional or ratable method, whichever is applicable. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements.
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
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at September 30, 2009. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent.
On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. In connection with the issuance of these notes, the Company was required to deposit approximately $9.4 million in escrow for up to twenty-four months for the purposes of paying the interest on the notes and the make-whole payments upon conversion or redemption. As the result of the conversion of $24.5 million of these notes, $0.2 million remained in escrow for payment of the interest on these notes and was accordingly classified as restricted cash at September 30, 2009.
Inventory
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.
Identifiable Intangible Asset
Intangible asset consists of the assembled workforce acquired in the merger with Maxim Pharmaceuticals, Inc. in January 2006. The assembled workforce is being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce is $0.5 million and $0.5 million of accumulated amortization has been recorded as of September 30, 2009. Approximately $0.2 million of amortization was recorded in the second quarter of 2009 due to the layoff of substantially all the Company’s remaining employees at its research facility in San Diego, California. Assembled workforce amortization is recorded in research and development expense. During the nine months ended September 30, 2009 and 2008, the Company recorded amortization expense of $0.2 million and $0.1 million, respectively.
Deferred Rent and Other Noncurrent Liabilities
Deferred rent and other noncurrent liabilities represents deferred rent expense on our facilities in Tarrytown, NY and San Diego, CA. During the second quarter of 2009, the Company ceased use of its discovery research facility in San Diego, CA as a result of the Company’s previously announced decision to discontinue its drug discovery activities. In accordance with ASC 420-10, “Exit or Disposal Cost Activities” (“ASC 420-10”), the Company recorded a liability of $0.8 million on the cease-use date based on the fair value of the costs that are expected to be incurred under the lease of the facility. The fair value of the liability at the cease-use date was determined based on the remaining rental payments, reduced by estimated sublease rental income that could be reasonably obtained for the property.
Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. During the first quarter of 2009, the Company incurred approximately $1.6 million in deferred financing costs from the issuance of $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. As a result of the conversion of $24.5 million of these notes, amortization of the deferred financing costs was accelerated and amortization expense of $1.6 million was recorded at September 30, 2009. As of September 30, 2009 and 2008, deferred financing costs were approximately $0.1 and $0.2 million, respectively. Amortization expense was $1.8 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively.

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

	September 30,
	2009	2008

Common stock options	6,984,236	5,972,906
Restricted stock and restricted stock units	316,332	381,431
Shares issuable upon conversion of convertible debt	555,555	—
Warrants	38,969,110	36,009,298

Total shares excluded from calculation	46,825,233	42,363,635

Interest and Amortization of Debt Discount and Expense
Interest and amortization of debt discount and expense consisted of the following for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(in $000s)

Interest expense	$(9,434)	$(537)
Amortization of debt issuance costs and discount	(10,471)	(313)

Total Interest and amortization of debt discount and expense	$(19,905)	$(850)

Interest and amortization of debt discount and expense for the nine months ended September 30, 2009 included $10.5 million in amortization of debt issuance costs and discount and $9.4 million in interest expense, which was paid from escrowed cash, as a result of the conversion of $24.5 million of the Company’s 7.5556% convertible subordinated notes due 2014 into approximately 27.2 million shares of the Company’s common stock.
Inventory
Inventory consists of the following:

	September 30,	December 31,
	2009	2008
	(in $000s)
Raw materials	$138	$—
Work-in-process	965	—
Finished goods	38	—

Total inventory	$1,141	$—

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2009	2008
	(in $000s)

Prepaid expenses	$203	$174
Prepaid insurance	267	213
Other	130	8

Total prepaid expenses and other current assets	$600	$395

Property and Equipment
Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008
	(in $000s)

Furniture, office and laboratory equipment	$990	$1,618
Leasehold improvements	764	764

	1,754	2,382
Less accumulated depreciation	(1,364)	(1,880)

Total property and equipment, net	$390	$502

Depreciation expense was approximately $0.1 million for each of the nine months ended September 30, 2009 and 2008.
Other Comprehensive Loss
For the nine months ended September 30, 2009 and 2008, the Company’s only element of comprehensive loss other than net loss was foreign currency translation loss of $0.5 million and $0.2 million, respectively.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.
In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”). ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). The objective of this statement is to establish principles and requirements for subsequent events. In particular, ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for interim or annual financial statements issued after June 15, 2009. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued ASC 815-10, “Derivative and Hedging” (“ASC 815-10”). ASC 815-10 requires that an entity provide enhanced disclosures related to derivative and hedging activities. ASC 815-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued ASC 805-10, “Business Combinations” (“ASC 805-10”). ASC 805-10 establishes guidelines for the recognition and measurement of assets, liabilities and equity in business combinations. ASC 805-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
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
In December 2007, the FASB issued ASC 808-10, “ Collaborative Arrangements” (“ASC 808-10”), which is effective for fiscal years beginning after December 15, 2008. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by a partner in a collaborative arrangements should be presented in the statement of operations and set forth certain disclosures that should be required in the partners’ financial statements. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
5. License Agreements
Myriad Pharmaceuticals, Inc. (Myriad)
In connection with its merger with Maxim Pharmaceuticals, Inc. on January 4, 2006, EpiCept acquired a license agreement with Myriad Pharmaceuticals Inc. (“Myriad”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. For the nine months ended September 30, 2009 and 2008, the Company recorded revenue from Myriad of approximately $46,000 and $36,000, respectively.
DURECT Corporation (DURECT)
On December 20, 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life. For the nine months ended September 30, 2009 and 2008, the Company recorded revenue from DURECT of approximately $0.2 million and $0.1 million, respectively.

Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. For the nine months ended September 30, 2009 and 2008, the Company recorded revenue from Endo of approximately $19,000 and $23,000, respectively. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million.
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
6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	September 30,	December 31,
	2009	2008
	(in $000s)

Accrued professional fees	$80	$228
Accrued salaries and employee benefits	791	1,276
Other accrued liabilities	186	630

Total other accrued liabilities	$1,057	$2,134

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

7. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	September 30,	December 31,
	2009	2008
	(in $000s)

Ten-year, non-amortizing loan due June 30, 2011(1)	$1,800	$2,144
July 2006 note payable due monthly through July 1, 2012(2)	300	380
August 2006 senior secured term loan due April 1, 2009(3)	—	8
Convertible debenture due April 10, 2009(4)	—	1,113
7.5556% convertible debt due February 9, 2014(5)	500	—

Total notes and loans payable, before debt discount	2,600	3,645
Less: Debt discount	160	93

Total notes and loans payable	2,440	3,552
Less: Notes and loans payable, current portion	998	3,275

Notes and loans payable, long-term	$1,442	$277

(1)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan initially bore interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.

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

On December 20, 2007, EpiCept GmbH entered into a repayment agreement with tbg, whereby EpiCept GmbH paid tbg approximately €0.2 million ($0.2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.0 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 was to be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). EpiCept GmbH considered this a substantial modification to the original debt agreement and has recorded the new debt at its fair value in accordance with ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”). As a result of the modification to the original debt agreement, EpiCept GmbH recorded a gain on the extinguishment of debt of $0.5 million in December 2007.

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

(2)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006. The loan balance at September 30, 2009 was $0.3 million.

(3)	In August 2006, the Company entered into a term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan was initially 11.7% per year. In addition, the Company issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by the Company in December 2006 and an amendment entered into in January 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share. Hercules exercised 0.4 million warrants in August 2007 and had 0.5 million warrants remaining as of this date. The basic terms of the loan required monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest which commenced on April 1, 2007. Any outstanding balance of the loan and accrued interest was to be repaid on August 30, 2009. In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

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

On May 5, 2008, the Company entered into the first amendment to the loan agreement. Under this agreement the Company paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in the Company’s bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of the Company’s common stock at an exercise price of $0.30 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entities Own Equity” (“ASC 815-40”). Therefore, the warrants were reclassified as a liability from equity for approximately $0.4 million at the date of the amendment to the loan agreement. The value of the warrant shares were being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with ASC 815-40 and were reclassified as equity from a liability for $0.3 million. The Company recognized a change in the fair value of warrants and derivatives of approximately $0.1 million, as a gain on the consolidated statement of operations. The warrants issued under this amendment were exercised in full during the third quarter of 2008.

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

Finally, in connection with the second amendment to the loan agreement, the Company issued to Hercules warrants to purchase an aggregate of 3.8 million shares of the Company’s common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of the Company’s common stock at an exercise price of $0.41 per share. The Company considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with ASC 470-50. As a result of the modification to the original debt agreement, the Company recorded a loss on the extinguishment of debt of $2.0 million in June 2008.

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

The Company allocated the $25.0 million in proceeds between the convertible subordinated notes and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $8.8 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding convertible subordinated notes using the effective interest method. At the date of the transaction, the fair value of the warrants of $8.8 million was determined utilizing the Black-Scholes option pricing model under the following assumptions: dividend yield of 0%, risk free interest rate of 1.99%, volatility of 118% and an expected life of five years. During the first nine months of 2009, the Company recognized approximately $8.6 million of non-cash interest expense related to the accretion of the debt discount as a result of the conversion of $24.5 million of the convertible subordinated notes into approximately 27.2 million shares of the Company’s common stock.

As of September 30, 2009, after giving effect to the conversions into common stock, the remaining principal aggregate amount of the notes due 2014 outstanding is $0.5 million.
8. Common Stock and Warrants
In July 2009, upon receipt of the approval of stockholders, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 175,000,000 to 225,000,000 shares.
On June 23, 2009, the Company raised $9.6 million in gross proceeds, $8.9 million net of $0.7 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 12.0 million shares of the Company’s common stock were sold at a price of $0.80 per share. Two and one-half year common stock purchase warrants were issued to investors granting them the right to purchase approximately 4.2 million shares of the Company’s common stock at an exercise price of $0.90 per share. The Company allocated the $9.6 million in gross proceeds between the common stock and the warrants based on their relative fair values. $2.0 million of this amount was allocated to the warrants. The warrants did not meet the requirements of being accounted for as equity in accordance with ASC 815-40 since the Company did not have an adequate number of authorized shares to reserve for the exercise of the warrants. Therefore, the value of the warrant shares were classified as a liability and were marked to market at June 30, 2009 as a derivative loss. On July 2, 2009, the warrants were reclassified from liability to equity as a result of stockholders approving an increase in the number of authorized shares of the Company’s common stock.

On August 11, 2008, the Company raised $4.0 million in gross proceeds, $3.7 million net of $0.3 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 5.2 million shares of the Company’s common stock were sold at a price of $0.7589 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.6 million shares of the Company’s common stock at an exercise price of $0.63 per share and approximately 0.3 million shares of the Company’s common stock at an exercise price of $0.95 per share. In addition, in consideration of the receipt of $1.3 million in connection with the exercise of all of the warrants issued in connection with the Company’s public offering announced on August 1, 2008, the Company agreed to issue to the investors in that offering new warrants to purchase up to approximately 2.8 million shares of Common Stock of the Company with an exercise price of $0.693 per share. Such warrants are exercisable until August 11, 2013. The Company allocated the $3.7 million in gross proceeds between the common stock and the warrants based on their relative fair values. $1.7 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
On August 1, 2008, the Company raised $3.0 million in gross proceeds, $2.8 million net of $0.2 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 5.5 million shares of the Company’s common stock were sold at a price of $0.54 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.8 million shares of the Company’s common stock at an exercise price of $0.48 per share and approximately 0.3 million shares of the Company’s common stock at an exercise price of $0.68 per share. The Company allocated the $3.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $0.9 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
On July 15, 2008, the Company raised $0.5 million in gross proceeds, $0.5 million net of $50,000 in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 2.0 million shares of the Company’s common stock were sold at a price of $0.25 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.1 million shares of the Company’s common stock at an exercise price of $0.39 per share. The Company allocated the $0.5 million in gross proceeds between the common stock and the warrants based on their relative fair values. $0.2 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
On June 23, 2008, the Company raised $2.0 million in gross proceeds, $1.8 million net of $0.2 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 8.0 million shares of the Company’s common stock were sold at a price of $0.25 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 8.3 million shares of the Company’s common stock at an exercise price of $0.39 per share. The Company allocated the $2.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $0.8 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
On March 6, 2008, the Company raised $5.0 million in gross proceeds, $4.7 million net of $0.3 million in transaction costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 5.4 million shares of the Company’s common stock were sold at a price of $0.9225 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 3.0 million shares of the Company’s common stock at an exercise price of $0.86 per share. The Company allocated the $5.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $1.3 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

On August 30, 2006, the Company entered into a senior secured term loan in the amount of $10.0 million with Hercules. Five year common stock purchase warrants were issued to Hercules granting them the right to purchase 0.5 million shares of the Company’s common stock at an exercise price of $2.65 per share. The fair value of the warrants was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. The value of the warrant shares was being marked to market each reporting period as a derivative gain or loss. As a result of certain anti-dilution adjustments resulting from the issuance of common stock consummated on December 21, 2006 and an amendment to the warrants on January 26, 2007, the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.9 million shares of the Company’s common stock at an exercise price of $1.46 per share. As a result of the January 2007 amendment to the warrants, the warrants issued to Hercules met the requirements of and were being accounted for as equity in accordance with ASC 815-40. The fair value of the warrants as of the date of the amendment was $0.8 million. Accordingly, the Company reclassified this amount from a liability to warrants in stockholders’ deficit at that date. During 2007, the Company recognized the change in the value of warrants and derivatives of approximately $0.8 million as a loss on the consolidated statement of operations.
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

The following table summarizes information about warrants outstanding at September 30, 2009:

	Expiration	Common Shares
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2011	1,785	$37.31
February 2006 stock issuance	2011	1,020,208	4.00
December 2006 stock issuance	2011	3,854,800	1.47
June 2007 stock issuance (See Note 8)	2012	2,668,727	2.93
Termination of sublicense agreement	2012	250,000	1.96
October 2007 stock issuance (See Note 8)	2013	2,129,235	1.88
December 2007 stock issuance (See Note 8)	2013	1,666,666	1.50
March 2008 stock issuance (See Note 8)	2013	3,035,231	0.86
Senior Secured Term Loan (See Note 7)	2013	183,903	0.39
Senior Secured Term Loan (See Note 7)	2013	975,609	0.41
June 2008 stock issuance (See Note 8)	2013	2,300,000	0.39
July 2008 stock issuance (See Note 8)	2013	100,000	0.39
August 1, 2008 stock issuance (See Note 8)	2013	276,497	0.68
August 11, 2008 stock issuance (See Note 8)	2013	181,226	0.63
August 11, 2008 stock issuance (See Note 8)	2013	2,764,978	0.69
August 11, 2008 stock issuance (See Note 8)	2013	260,245	0.95
February 9, 2009 convertible subordinated note due 2014 (See Note 7)	2014	11,111,111	1.04
February 9, 2009 convertible subordinated note due 2014 (See Note 7)	2014	1,388,889	1.29
June 2009 stock issuance (See Note 8)	2011	4,200,000	0.90
June 2009 stock issuance (See Note 8)	2011	600,000	1.00

Total		38,969,110	$1.25

For the nine months ended September 30, 2009, the Company received proceeds of $3.8 million related to the exercise of approximately 10.1 million warrants.
9. Stock Options and Warrants
The Company records stock-based compensation expense at fair value in accordance with the ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”). The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10 and interpreted by an SEC issued Staff Accounting Bulletin No. 107, or SAB 107, as amended by SAB 110. In accordance with SAB 107, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. Due to limited Company-specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than its actual volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The Company accounts for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 718-10 and ASC 505-50, “Equity-Based Payments to Non-Employees.” The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is periodically remeasured and income or expense is recognized during the vesting terms.

2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13.0 million shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1.5 million shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. During the nine months ended September 30, 2009, the Company issued approximately 1.9 million options to purchase common stock to certain of its employees and members of its board of directors. The Company estimated $0.9 million of share-based compensation will be recognized as compensation expense over the vesting periods. During the nine months ended September 30, 2009, the Company granted 0.8 million stock options that contained a performance condition.
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
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock and restricted stock units included in the consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in $000s)		(in $000s)
Selling, general and administrative	$220	$441	$685	$1,588
Research and development	99	170	329	375

Stock-based compensation costs before income taxes	319	611	1,014	1,963
Benefit for income taxes (1)	—	—	—	—

Net compensation expense	$319	$611	$1,014	$1,963

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the nine months ended September 30, 2009 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2008	5,960,607	$3.98	7.85	$371,034
Granted	1,887,500	$0.61
Exercised	(176,666)	$0.30
Forfeited	(667,069)	$4.40
Expired	(20,136)	$10.71

Options outstanding at September 30, 2009	6,984,236	$3.10	7.54	$1,019,595

Vested or expected to vest at September 30, 2009	6,747,246	$3.18	6.82	$974,592

Options exercisable at September 30, 2009	4,614,331	$4.25	6.82	$569,569

The Company received $53,000 from the exercise of 176,666 stock options during the nine months ended September 30, 2009 and there were no stock option exercises during the nine months ended September 30, 2008. The total intrinsic value of options exercised during 2009 and 2008 was $55,000 and $0, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2009 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the nine months ended September 30, 2009 and 2008 was $0.50 and $0.55, respectively.

As of September 30, 2009, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $1.4 million, which will be amortized over the weighted-average remaining requisite service period of 2.01 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for nine months ended September 30, 2009 and 2008 are as follows:

Nine Months Ended
	September 30, 2009	September 30, 2008
Expected volatility	114.0-118.0%	87.5-118.0%
Risk free interest rate	1.67-2.52%	2.96-3.34%
Dividend yield	—	—
Expected life	5 Yrs	5 Yrs
Restricted Stock
Restricted stock was issued to certain employees in January 2007, which entitle the holder to receive a specified number of shares of the Company’s common stock over a four year, monthly vesting term. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. There were no restricted stock grants prior to 2007. Summarized information for restricted stock grants for the nine months ended September 30, 2009 is as follows:

		Weighted Average
		Grant Date Value
	Restricted Stock	Per Share
Nonvested at December 31, 2008	68,808	$1.46
Granted	—	—
Vested	(24,291)	1.46
Forfeited	(7,182)	1.46

Nonvested at September 30, 2009	37,335	$1.46

Restricted Stock Units
Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors in 2009 and 2008, which entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the respective vesting term. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the nine months ended September 30, 2009 is as follows:

		Weighted Average
		Grant Date Value
	Restricted Stock	Per Share
Nonvested at December 31, 2008	304,022	$1.22
Granted	43,125	0.81
Vested	(36,250)	2.78
Forfeited	(31,900)	1.34

Nonvested at September 30, 2009	278,997	$2.78

Following the departure of a former director, the Company agreed to accelerate the vesting of certain restricted stock units. The Company issued 12,500 shares of the Company’s common stock as a result of accelerating the vesting period and recorded compensation expense related to the modification of the vesting period of $5,000 in the first quarter of 2009.
1995 Stock Options
The EpiCept Corporation 1995 Stock Option Plan as amended in 1997 and 1999 (the “1995 Plan”) provides for the granting of incentive stock options and non-qualified stock options to purchase the Company’s stock through the year 2005. A total of 0.8 million shares of the Company’s common stock are authorized under the 1995 Plan. All stock options granted after December 31, 2005 were from the 2005 Plan. Under the terms of the 1995 Plan, which terminated on November 14, 2005, 0.3 million options remain vested and outstanding as of September 30, 2009.
2005 Employee Stock Purchase Plan
The 2005 Employee Stock Purchase Plan (the “2005 ESPP”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The 2005 ESPP became effective upon the completion of the merger with Maxim Pharmaceuticals, Inc. on January 4, 2006 and a total of 500,000 shares of common stock were reserved for sale. The Company commenced the administration of the 2005 ESPP in November 2007. The 2005 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2005 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period commenced November 16, 2007, and ended June 30, 2008. Each subsequent offering period will have a six month duration.

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

	Nine Months Ended September 30,
	2009	2008
Expected life	.50 years	.63 years
Expected volatility	118.0%	87.5%
Risk-free interest rate	0.25%	3.57%
Dividend yield	0%	0%
As of September 30, 2009, 500,000 shares were issued under the 2005 ESPP, therefore there are currently no shares available for issuance under the 2005 ESPP. For the nine months ended September 30, 2009 and 2008, the Company recorded an expense of $0 based on the estimated number of shares to be purchased.
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
As of September 30, 2009, 103,424 shares were issued under the 2009 ESPP. For the nine months ended September 30, 2009 and 2008, the Company recorded an expense of $33,000 and $8,000, respectively, based on the estimated number of shares to be purchased.
10. Legal Proceedings
There are no legal proceedings pending against the Company as of September 30, 2009.

11. Segment Information
The Company operates as one business segment: the clinical development and commercialization of pharmaceutical products. The Company maintains clinical development operations in the United States and Germany.
Geographic information for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in $000s)		(in $000s)
Revenue
United States	$115	$77	$320	$167
Germany	—	1	2	2

	$115	$78	$322	$169

Net loss (income)
United States	$4,918	$5,363	$34,108	$19,088
Germany	(106)	727	270	845

	$4,812	$6,090	$34,378	$19,933

	September 30,	September 30,
	2009	2008
	(in $000s)
Total Assets
United States	$11,837	$4,841
Germany	126	69

	$11,963	$4,910

Long Lived Assets, net
United States	$380	$537
Germany	10	4

	$390	$541

12. Subsequent Events
On November 2, 2009, the Company received a letter from the Nasdaq Listing Qualifications Department stating that the Nasdaq Hearings Panel (the “Panel”) has determined to grant the request of the Company to remain listed on the Nasdaq Stock Market. The Company’s continued listing is subject to the condition that on or before February 1, 2010, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days (or, under certain circumstances, such longer period as the Panel may determine).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of EpiCept’s condensed consolidated financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in EpiCept’s filings with the SEC could affect such results. This report refers to trademarks of the Company as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners. Lidoderm® is a registered trademark of Hind Health Care Inc. Azixa™ is a trademark of Myriad Pharmaceuticals, Inc.
Overview
We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain. Our strategy is to focus our clinical development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. Our lead product is Ceplene®, which when used concomitantly with interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. In June 2009 the Company launched a Named Patient Program for Ceplene® in Europe through a partnership with IDIS. In November 2009, Health Canada screened and accepted for review a New Drug Submission, or NDS, for Ceplene® for the treatment of AML in Canada and we continue our preparation of a New Drug Application, or NDA, filing with the United States Food and Drug Administration, or FDA. In addition to Ceplene®, we have two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. We believe this portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product or product candidate.
Our cancer portfolio includes crinobulin, or EPC2407, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. We have completed our first Phase I clinical trial for crinobulin. AzixaTM, or MPC-6827, an apoptosis inducer with VDA activity licensed by us to Myriad Pharmaceuticals, Inc., or Myriad, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
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
We are subject to a number of risks associated with companies in the specialty pharmaceutical industry as discussed in this report and in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Principal among these are risks associated with our ability to obtain regulatory approval for our product candidates, our ability to adequately fund our operations, dependence on collaborative arrangements, the development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with the FDA and other governmental regulations. We have yet to generate meaningful product revenues from any of our product candidates. We have financed our operations primarily through the proceeds from the sale of common stock, warrants, debt instruments, cash proceeds from collaborative relationships and investment income earned on cash balances and short-term investments.

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
We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any meaningful revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $230.6 million as of September 30, 2009. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:
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
We believe that our existing cash and cash equivalents will be sufficient to fund our operations and debt service requirements into the second quarter of 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from our strategic partners, including a marketing partner for Ceplene® in Europe, or funding through public or private financings, strategic relationships or other arrangements.
Recent Events
On November 2, 2009, we received a letter from the Nasdaq Listing Qualifications Department stating that the Nasdaq Hearings Panel (the “Panel”) has determined to grant our request to remain listed on the Nasdaq Stock Market. Our continued listing is subject to the condition that on or before February 1, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days (or, under certain circumstances, such longer period as the Panel may determine).
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

Revenue Recognition
We recognize revenue relating to our collaboration agreements in accordance with the SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and FASB Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements,” or ASC 605-25. Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.
Our application of these standards involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectability is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, we have determined that our upfront non-refundable license fees cannot be separated from our ongoing collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, do not treat them as a separate element. We recognize revenue from non-refundable, upfront licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to our license with Endo, or ratably over either the development period or the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and (2) the expiration of the last EpiCept licensed patent as we do with respect to our licenses with DURECT Corporation, Myriad and GNI, Ltd., or GNI.
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
We will recognize milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in ASC 605-25; (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, we will recognize milestones as revenue in accordance with our accounting policy in effect for the respective contract. At the time of a milestone payment receipt, we will recognize revenue based upon the portion of the development services that are completed to date and defer the remaining portion and recognize it over the remainder of the development services on the proportional or ratable method, whichever is applicable. When payments are specifically tied to a separate earnings process, revenue will be recognized when the specific performance obligation associated with the payment has been satisfied. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements.
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

Stock-Based Compensation
We record stock-based compensation expense at fair value in accordance with the ASC 718-10, “Compensation — Stock Compensation,” or ASC 718-10. We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10 and interpreted by an SEC issued Staff Accounting Bulletin No. 107, or SAB 107, as amended by SAB 110. In accordance with SAB 107, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. Due to limited Company specific historical volatility data, we have based our estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than our actual volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
We account for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 718-10 and ASC 505-50, “Equity-Based Payments to Non-Employees.” The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is periodically remeasured and income or expense is recognized during the vesting terms.
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
During the nine months ended September 30, 2009 and 2008, we issued approximately 1.9 million and 2.2 million stock options, respectively, with varying vesting provisions to certain of our employees and directors. Based on the Black-Scholes valuation method (volatility — 114%-118%, risk free rate — 1.67-2.52%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2009, we estimated $0.9 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 2.55 years. During the three months ended September 30, 2009 and 2008, we recognized total share-based compensation of approximately $0.3 million and $0.6 million, respectively, related to the options granted during 2009, 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. During the nine months ended September 30, 2009 and 2008, we recognized total share-based compensation of approximately $1.0 million and $2.0 million, respectively, related to the options granted during 2009, 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
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

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.
In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”). ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). The objective of this statement is to establish principles and requirements for subsequent events. In particular, ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for interim or annual financial statements issued after June 15, 2009. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
In March 2008, the FASB issued ASC 815-10, “Derivative and Hedging” (“ASC 815-10”). ASC 815-10 requires that an entity provide enhanced disclosures related to derivative and hedging activities. ASC 815-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
In December 2007, the FASB issued ASC 805-10, “Business Combinations” (“ASC 805-10”). ASC 805-10 establishes guidelines for the recognition and measurement of assets, liabilities and equity in business combinations. ASC 805-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
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
In December 2007, the FASB issued ASC 808-10, “ Collaborative Arrangements” (“ASC 808-10”), which is effective for fiscal years beginning after December 15, 2008. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by a partner in a collaborative arrangements should be presented in the statement of operations and set forth certain disclosures that should be required in the partners’ financial statements. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

Results of Operations
Three months ended September 30, 2009 and 2008
Revenues. During each of the three months ended September 30, 2009 and 2008, we recognized revenue of approximately $0.1 million from the upfront licensing fees and milestone payments received from Myriad, Endo and DURECT, royalties with respect to acquired Maxim technology and sales of Ceplene® via the named patient program. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myriad and DURECT. We recognized revenue of $20,000 and $23,000 for the three months ended September 30, 2009 and 2008, respectively, from royalties with respect to acquired Maxim technology. Ceplene® revenues through the named patient program were not material.
The current portion of deferred revenue as of September 30, 2009 of $0.4 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Myriad, Endo and DURECT.
Selling, general and administrative expense. Selling, general and administrative expense decreased by 28%, or $0.7 million, from $2.6 million for the three months ended September 30, 2008 to $1.9 million for the three months ended September 30, 2009. The decrease was primarily attributable to lower non-cash compensation of $0.2 million, a $0.5 million reduction in lender fees and lower legal fees of $0.1 million for the three months ended September 30, 2009 as compared to the same period in 2008.
Research and development expense. Research and development expense increased by 15%, or $0.4 million, from $2.8 million for the three months ended September 30, 2008 to $3.2 million for the three months ended September 30, 2009. The increase was primarily attributable to higher clinical trial expenses of $1.0 million as a result or our open label trial of Ceplene® and $0.2 million in fees paid to terminate a license agreement with respect to technology that we are not pursuing for the three months ended September 30, 2009 as compared to the same period in 2008, partially offset by lower salary and salary related expenses of $0.4 million, lower patent expenses of $0.1 million and lower facility related expense of $0.1 million. During the third quarter of 2009, our clinical efforts were focused on the open label trial of Ceplene® that will meet our post-approval requirements with the EMEA. During the third quarter of 2008, our clinical efforts were focused on the completion of the clinical trials of NP-1 and preparation for the reexamination of the negative determination issued by the Committee for Medicinal Products for Human Use, the scientific committee of the European Medicines Agency, or EMEA, regarding our marketing application for Ceplene®.
Other income (expense). Our other income (expense) consisted of the following:

	Three Months Ended September 30,
	2009	2008
	(in $000s)
Other income (expense) consist of:
Interest and amortization of debt discount and expense	$(72)	$(243)
Interest income	11	9
Foreign exchange gain (loss)	268	(567)

Other income (expense), net	$207	$(801)

For the three months ended September 30, 2009, we recorded other income, net of $0.2 million as compared to other expense, net of $0.8 million for the three months ended September 30, 2008. The $1.0 million increase in other income (expense), net was primarily related to a $0.8 million favorable foreign exchange gain for the three months ended September 30, 2009 and lower interest expense of $0.2 million.
Nine months ended September 30, 2009 and 2008
Revenues. During the nine months ended September 30, 2009 and 2008, we recognized revenue of approximately $0.3 million and $0.2 million, respectively, from the upfront licensing fees and milestone payments received from Myriad, Endo and DURECT, royalties with respect to acquired Maxim technology and sales of Ceplene® via the named-patient program. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myriad and DURECT. We recognized revenue of $39,000 and $43,000 for the nine months ended September 30, 2009 and 2008, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of September 30, 2009 of $0.4 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Myriad, Endo and DURECT.

Selling, general and administrative expense. Selling, general and administrative expense decreased by 24%, or $1.8 million, from $7.5 million for the nine months ended September 30, 2008 to $5.7 million for the nine months ended September 30, 2009. The decrease was primarily attributable to lower non-cash compensation of $0.9 million, a $0.3 million reduction in lender fees, and lower legal fees of $0.4 million for the nine months ended September 30, 2009 as compared to the same period in 2008.
Research and development expense. Research and development expense decreased by 4%, or $0.4 million, from $9.6 million for the nine months ended September 30, 2008 to $9.2 million for the nine months ended September 30, 2009. The decrease was primarily attributable to lower clinical trial and consulting expenses of $0.7 million, lower salary and salary related expenses of $0.4 million and lower patent expenses of $0.2 million for the nine months ended September 30, 2009 as compared to the same period in 2008, partially offset by a $0.8 million facility expense and $0.2 million in severance expense related to closing our research facility in San Diego. During the nine months ended September 30, 2009, our clinical efforts were focused on the completion of our clinical trials of NP-1 and our Phase I clinical trial of crinobulin and the commencement of our open label trial of Ceplene® that will meet our post-approval requirements with the EMEA. During the nine months ended September 30, 2008, our clinical efforts were focused on the completion of the clinical trials of NP-1 and the ongoing Phase I clinical trial of crinobulin, preparation for the Oral Explanation meeting with the CHMP, the scientific committee of the EMEA, regarding the remaining outstanding issues on the MAA for Ceplene® and preparation for the reexamination of the negative determination issued by the CHMP regarding our marketing application for Ceplene®.
Other income (expense). Our other income (expense) consisted of the following for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(in $000s)
Other income (expense) consist of:
Interest and amortization of debt discount and expense	$(19,905)	$(1,094)
Change in value of warrants and derivatives	(305)	113
Interest income	26	29
Loss on extinguishment of debt	—	(1,975)
Foreign exchange gain	361	(182)

Other expense, net	$(19,823)	$(3,109)

For the nine months ended September 30, 2009, we recorded other expense, net of $19.8 million as compared to other expense, net of $3.1 million for the nine months ended September 30, 2008. The $16.7 million increase in other expense, net was primarily related to $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense, which was paid from restricted cash, as a result of the conversion of $24.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 27.2 million shares of our common stock and a $0.4 million decrease in the fair value of certain warrants and derivatives, partially offset by a loss on extinguishment of debt of $2.0 million and a greater foreign exchange gain of $0.5 million for the nine months ended September 30, 2008. On June 23, 2008, we entered into a second amendment to our senior secured term loan agreement. Under this amendment, we paid the lender, Hercules, a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0%. In addition, we were required to make contingent payments of $0.5 million if Ceplene® was approved and $0.3 million if the NP-1 trial yields statistically significant results of the primary endpoints. We also permitted Hercules to convert up to $1.9 million of the outstanding principal balance into shares of our common stock at a price above the market price of our common stock on the date of the amendment. Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of our common stock at an exercise price of $0.41 per share. We considered the amendment a substantial modification to the original debt agreement and we recorded the new debt at its fair value in accordance with ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”). As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $230.6 million as of September 30, 2009, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the licensing fees and sales of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position on September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
	(in $000s)
Working capital (deficit)	$5,787	$(8,535)
Cash and cash equivalents	9,492	790
Notes and loans payable, current portion	998	3,275
Notes and loans payable, long term portion	1,442	277
Working Capital (Deficit)
At September 30, 2009, we had working capital of $5.8 million consisting of current assets of $11.2 million and current liabilities of $5.4 million. This represents an increase in working capital of approximately $14.3 million from the working capital deficit of $8.5 million at December 31, 2008, consisting of current assets of $1.2 million and current liabilities of $9.7 million. We funded our working capital deficit and the cash portion of our 2009 operating loss with the cash proceeds from our June 2009, February 2009 and December 2008 financings. We believe that our existing cash resources will be sufficient to meet our projected operating and debt service requirements into the second quarter of 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from our strategic partners, including a marketing partner for Ceplene® in Europe, or funding through public or private financings, strategic relationships or other arrangements.
Cash and Cash Equivalents
At September 30, 2009, our cash and cash equivalents totaled $9.5 million. At December 31, 2008, cash and cash equivalents totaled $0.8 million. Our cash and cash equivalents consist primarily of an interest bearing money market account. In June 2009, we sold approximately 12.0 million shares of common stock and warrants to purchase 4.2 million shares of common stock for gross proceeds of $9.6 million, $8.9 million net of $0.7 million in transaction costs. In February 2009, we received net proceeds of approximately $14.0 million, after $1.6 million in transaction costs and establishing a restricted cash account of $9.4 million for make-whole interest, from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 12.5 million shares of the Company’s common stock at an exercise price of $1.035 per share.
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
Current and Future Liquidity Position
During 2008, we raised gross proceeds of $15.5 million, $14.3 million net of $1.2 million in transaction costs. In June 2009, we raised gross proceeds of $9.6 million, $8.9 million net of $0.7 million in transaction costs, from the sale of common stock and warrants and in February 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 12.5 million shares of our common stock at an exercise price of $1.035 per share, netting us $14.0 million after $1.6 million in transaction costs and the restriction of $9.4 million to establish an escrow account to make interest payments. For the nine months ended September 30, 2009, a total of 10.1 million shares of our common stock were issued upon the exercise of common stock purchase warrants, resulting in proceeds to the Company of approximately $3.8 million. Our cash at September 30, 2009 of $9.5 million is expected to meet our projected operating requirements into the second quarter of 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from our strategic partners, including a marketing partner for Ceplene® in Europe, or funding through public or private financings, strategic relationships or other arrangements.

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

Operating Activities
Net cash used in operating activities for the first nine months of 2009 was $25.7 million as compared to $11.9 million in the first nine months of 2008. Cash was primarily used to fund our net loss for the applicable period for research and development and selling, general and administrative expenses. The 2009 net loss was partially offset by non-cash charges of $10.5 million in amortization of deferred financing costs and discount on loans, $1.0 million of ASC 718-10 stock-based compensation and $0.3 million of depreciation and amortization expense. Deferred revenue decreased by $0.3 million to account for the portion of the Myriad, Endo and DURECT deferred revenue recognized as revenue. The 2008 net loss was partially offset by non-cash charges of $1.7 million related to the extinguishment of debt, $2.0 million of ASC 718-10 stock-based compensation and $0.2 million of depreciation and amortization expense. Deferred revenue increased by $3.4 million as a result of receiving a $1.0 million milestone payment from our partner, Myriad, following dosing of the first patient in a Phase II registration sized clinical trial for AzixaTM and a $2.25 million payment from our partner, Durect, following the amendment of our license agreement. This was partially offset by $0.1 million to account for the portion of the Myriad, Endo and DURECT deferred revenue recognized as revenue.
Investing Activities
Net cash used in investing activities for the first nine months of 2009 was $0.1 million compared with net cash provided by investing activities of $0.3 million for the first nine months of 2008. During the first nine months of 2009, cash was used to establish restricted cash for a $9.4 million make-whole interest payment resulting from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, the release of $9.3 million from restricted cash to pay for interest on the 7.5556% notes as the result of the conversion of $24.5 million in aggregate principal amount of the 7.5556% notes, $0.1 million in proceeds from the sale of equipment in our San Diego research facility and $16,000 for the purchase of equipment. Net cash provided by investing activities for the first nine months of 2008 consisted of the release of restricted cash amounting to $0.3 million and proceeds from the sale of property and equipment amounting to $0.1 million.
Financing Activities
Net cash provided by financing activities for the first nine months of 2009 was $34.5 million compared to $9.9 million for the first nine months of 2008. During the first nine months of 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, netting us $14.0 million after $1.6 million in transaction costs and establishing a restricted cash account of $9.4 million for make-whole interest. In June 2009, we raised $9.6 million gross proceeds, $8.9 million net of $0.7 million in transaction costs, in connection with the issuance of common stock and warrants. We also received proceeds of $3.8 million related to the exercise of approximately 10.1 million warrants in the first nine months of 2009. We repaid the outstanding loan balance with Hercules of approximately $8,000 and deferred financing costs of $0.2 million, resulting in our having no further obligations under this loan agreement. We also repaid $0.8 million of the subordinated convertible notes due April 10, 2009. Net cash provided by financing activities for the first nine months of 2008 was $9.9 million. On August 11, 2008, we raised $4.0 million gross proceeds less $0.3 million in transaction related costs in connection with the issuance of common stock and warrants. On August 1, 2008, we raised $3.0 million gross proceeds less $0.2 million in transaction related costs in connection with the issuance of common stock and warrants. In July 2008, we raised $0.5 million gross proceeds less $50,000 in transaction related costs in connection with the issuance of common stock and warrants. In June 2008, we raised $2.0 million gross proceeds less $0.2 million in transaction related costs in connection with the issuance of common stock and warrants. In March 2008, we raised $5.0 million gross proceeds less $0.3 million in transaction related costs in connection with the issuance of common stock and warrants. The increase in cash provided by financing was partially offset by loan repayments of $4.9 million.

Contractual Obligations
As of September 30, 2009, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of September 30, 2009):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$998	$1,102	$500	$—	$2,600
Interest expense	141	70	—	—	211
Operating leases	1,076	1,926	858	—	3,860
Severance	45	—	—	—	45
Other obligations	2,582	2,429	754	—	5,765

Total	$4,842	$5,527	$2,112	$—	$12,481

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
On December 20, 2007, EpiCept GmbH entered into a repayment agreement with tbg, whereby EpiCept GmbH paid tbg approximately €0.2 million ($0.2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.0 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 was required to be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). EpiCept GmbH considered this a substantial modification to the original debt agreement and has recorded the new debt at its fair value in accordance with ASC 470-50. As a result of the modification to the original debt agreement, EpiCept GmbH recorded a gain on the extinguishment of debt of $0.5 million in December 2007.
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

$0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at September 30, 2009 is $0.3 million.
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
On May 5, 2008, we entered into the first amendment to the loan agreement. Under this agreement we paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in our bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 2.2 million shares of our common stock at an exercise price of $0.30 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entities Own Equity” (“ASC 815-40”). Therefore, the warrants were reclassified as a liability from equity for approximately $0.4 million at the date of the amendment to the loan agreement. The value of the warrants shares were being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with ASC 815-40 and were reclassified as equity from a liability for $0.3 million. We recognized a change in the fair value of warrants and derivatives of approximately $0.1 million as a gain on the consolidated statement of operations. The warrants issued under this amendment were exercised in full during the third quarter of 2008.
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
Finally, we issued Hercules warrants to purchase an aggregate of 3.8 million shares of our common stock at an exercise price of $0.39 per share and an aggregate of 1.0 million shares of our common stock at an exercise price of $0.41 per share. We considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with ASC 470-50. As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008. Approximately 1.3 million of the warrants issued as a result of this amendment remain outstanding at September 30, 2009.

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
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility leases in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2010. Long-term commitments under operating leases for facilities leased by Maxim and retained by EpiCept relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. In June 2008, we defaulted on our lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent. At September 30, 2009, we are current with our lease payments on this facility. In July 2006, we terminated our lease of certain other property in San Diego, CA. In connection with the lease termination, we issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of September 30, 2009, we may be required to make future milestone payments totaling approximately $5.8 million under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
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
We believe that our existing cash resources will be sufficient to meet our projected operating and debt service requirements into the second quarter of 2010 but may not be sufficient to meet our obligations thereafter. If our anticipated fees and royalties from a potential partner for the sales of Ceplene® in Europe do not meet our expectations and we do not raise additional funds prior to or during the second quarter of 2010, we will be unable to meet our obligations, which would materially and adversely affect our business, financial condition, results of operations, the value of our securities and our ability to raise capital and could result in the termination of our collaborative and licensing arrangements.
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

On August 27, 2008, we received a letter from the Nasdaq Hearings Panel stating that we maintained a market value of listed securities above $35 million for 10 consecutive trading days. On October 22, 2008, we received a letter from Nasdaq stating that given the extraordinary market conditions, Nasdaq determined on October 16, 2008 to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. On December 23, 2008 that suspension period was extended until April 20, 2009. On March 24, 2009 that suspension period was extended until July 20, 2009. On July 13, 2009 that suspension period was extended until July 31, 2009. As a result, all companies then in a bid price or market value of publicly held shares compliance period remained at that same stage of the process and were not subject to being delisted for these concerns. However, since we had no calendar days remaining in our compliance period as of October 16, 2008, Nasdaq stated it would determine, upon reinstatement of the rules, whether (i) we maintained a minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days, in which case we would have regained compliance, or (ii) we met The Nasdaq Capital Market initial listing criteria, except for the bid price requirement, in which case we would have been granted an additional 180 calendar day compliance period.
On August 3, 2009, we received a letter from the Nasdaq Listing Qualifications Department stating that we had not regained compliance with the minimum bid price requirement under Listing Rule 5550(a)(2) by July 28, 2009 and, as a result, our common stock would be subject to delisting from The Nasdaq Capital Market unless the Company requests an appeal before the Nasdaq Hearings Panel (the “Panel”). We requested a hearing before the Panel, which occurred in September 2009 and which stayed the delisting of our common stock pending the issuance of a decision by the Panel following the hearing.
On November 2, 2009, we received a letter from the Nasdaq Listing Qualifications Department stating that the Nasdaq Hearings Panel (the “Panel”) has determined to grant our request to remain listed on the Nasdaq Stock Market. Our continued listing is subject to the condition that on or before February 1, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days (or, under certain circumstances, such longer period as the Panel may determine).
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

EpiCept Corporation
November 10, 2009	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer