Form 10-K
period 2009-12-31
EPICEPT CORP
filed 2010-03-15
CIK 1208261

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended
December 31, 2009
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
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:
None
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $101,370,124.
As of March 5, 2010, the registrant had 44,170,984 shares of its common stock, par value $.0001 per share, outstanding.

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
These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among others:
•	the risk that Ceplene® will not receive regulatory approval or marketing authorization in the United States or Canada;

•	the risk that Ceplene® will not be launched or achieve significant commercial success;

•	the risk that Ceplene® will not be reimbursed or receive an acceptable price for reimbursement in certain countries;

•	the risk that any required post-approval clinical studies for Ceplene® will not be successful;

•	the risk that we will not be able to maintain our final regulatory approval or marketing authorization for Ceplene®;

•	the risks associated with the adequacy of our existing cash resources and our ability to continue as a going concern;

•	the risks associated with our ability to continue to meet our obligations under our existing debt agreements;

•	the risk that Myriad’s development of Azixa™ will not be successful;

•	the risk that Azixa™ will not receive regulatory approval or achieve significant commercial success;

•	the risk that we will not receive any significant payments under our agreement with Myriad;

•	the risk that the development of our other apoptosis product candidates will not be successful;

•	the risk that clinical trials for EpiCeptTM NP-1 or crinobulin will not be successful;

•	the risk that EpiCeptTM NP-1 or crinobulin will not receive regulatory approval or achieve significant commercial success;

•	the risk that we will not be able to find a partner to help conduct the Phase III trials for EpiCeptTM NP-1 on attractive terms, a timely basis or at all;

•	the risk that our other product candidates that appeared promising in early research and clinical trials do not demonstrate safety and/or efficacy in larger-scale or later stage clinical trials;

•	the risk that we will not obtain approval to market any of our product candidates;

•	the risks associated with dependence upon key personnel;

•	the risks associated with reliance on collaborative partners and others for further clinical trials, development, manufacturing and commercialization of our product candidates;

•	the cost, delays and uncertainties associated with our scientific research, product development, clinical trials and regulatory approval process;

•	our history of operating losses since our inception;

•	the highly competitive nature of our business;

•	risks associated with litigation;

•	risks associated with our ability to protect our intellectual property; and

•	the other factors described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

ITEM 1. BUSINESS
We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain. We focus our clinical development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. Our lead product is Ceplene®, which when used concomitantly with low-dose interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. In October 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union, or EU. In November 2009, Health Canada accepted for review a New Drug Submission, or NDS, for Ceplene® for the treatment of AML in Canada. We are continuing our preparation of a New Drug Application, or NDA, filing with the United States Food and Drug Administration, or FDA for Ceplene® in the same indication. In addition to Ceplene®, we have two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. We believe this portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product or product candidate.
Our cancer portfolio includes crinobulin, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. We have completed our first Phase I clinical trial for crinobulin. AzixaTM, an apoptosis inducer with VDA activity licensed by us to Myriad Genetics Inc., or Myriad, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
Our late-stage pain product candidate, EpiCeptTM NP-1 cream, which we refer to as NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In January 2009, we concluded a Phase II clinical trial of NP-1 in which we studied its safety and efficacy in patients suffering from post-herpetic neuralgia, or PHN, compared to gabapentin and placebo. This trial met its primary endpoints. In February 2008, we concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. Both studies support the advancement of NP-1 into a registration-sized trial. NP-1 utilizes a proprietary formulation to administer FDA approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain, targeting pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface.
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
Ceplene® ( histamine dihydrochloride) is our proprietary product for the remission maintenance and prevention of relapse in adult patients with AML in first remission. Ceplene® is to be administered in conjunction with low-dose IL-2 and is designed to protect lymphocytes responsible for immune-mediated destruction of residual leukemic cells. Ceplene®reduces the formation of oxygen radicals from phagocytes, inhibiting nicotinamide adenine dinucleotide phosphate-oxidase, or NADPH oxidase, and protecting IL-2-activated Natural Killer cells, or NK-cells, and Thymus cells, or T-cells. These two kinds of cells, NK-cells and T-cells, possess an ability to kill and support the killing of cancer cells and virally infected cells.
In October 2008, we received a full marketing authorization from the European Commission, or EU, for Ceplene®. The approval allows Ceplene® to be marketed in the 27 member states of the EU, as well as in Iceland, Liechtenstein and Norway. The approval by the European Commission is based, in part, on the results of the single pivotal 320-patient Phase III trial for Ceplene® in conjunction with low dose IL-2. The primary result of this trial was that treatment with Ceplene/IL-2 significantly reduced the occurrence of relapse among AML patients in complete remission. The improvement of long-term leukemia-free survival in patients receiving Ceplene/IL-2 exceeded 50%. Moreover, Ceplene® was well tolerated in this patient population and conferred an acceptable risk benefit profile for AML patients.
Ceplene was designated as an orphan medicinal product in the EU in April 2005 for the treatment of AML. As a result of its designation as an Orphan Medical Product, we have been granted 10 years of market exclusivity in the EU from Ceplene’s approval date. As part of receiving marketing authorization under Exceptional Circumstances for Ceplene®, we are required to perform two post-approval clinical studies that have now been combined into a single clinical study. The first part of the study will seek to further elucidate the clinical pharmacology of Ceplene® by assessing certain immune biomarkers in AML patients in first remission. The second part of the study will assess the effect of Ceplene/IL-2 on the development of minimal residual disease in the same patient population.
In January 2010, we entered into an exclusive commercialization agreement for Ceplene® with Meda AB, a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, we granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia. We received a $3 million fee on signing and will receive an additional $2 million upon the first commercial launch of Ceplene in a major European market. We will also receive other milestone payments and an escalating double digit percent royalty on net sales in the covered territories. Additionally, we will be responsible for Ceplene’s commercial supply.

We have also advanced our efforts to gain approval for Ceplene® as a remission maintenance treatment for AML patients in North America. In November 2009, Health Canada accepted for review a New Drug Submission, or NDS, for Ceplene® for the treatment of AML in Canada. A decision from Health Canada is expected in 2010. We are preparing a NDA filing for Ceplene® with the FDA for the treatment of AML in the United States later this year.
Crinobulin
Crinobulin is a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. Crinobulin has shown promising vascular targeting activity with potent anti-tumor activity in pre-clinical in vitro and in vivo studies. The molecule has been shown to induce tumor cell apoptosis and selectively inhibit growth of proliferating cell lines, including multi-drug resistant cell lines. Murine models of human tumor xenografts demonstrated crinobulin inhibits growth of established tumors of a number of different cancer types. In preclinical tumored animal models, combination therapy has demonstrated synergistic activity.
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
In October 2007, we completed a Phase I clinical trial for crinobulin. We successfully identified the maximum tolerated dose, or MTD, of crinobulin in the Phase I study. The MTD was below the dose which produced the expected toxicity based on preclinical studies at higher doses. Crinobulin was administered as a single agent in increasing doses to small cohorts of patients with advanced solid tumors. A total of seventeen patients were enrolled in the study. The drug was tested in a variety of cancer types including melanoma, prostate, lung, breast, colon, and pancreatic cancers. The study, which was initiated in December 2006, was conducted at three cancer centers in the United States. In addition to determining crinobulin’s MTD, the primary objective of the study was to determine the pharmacokinetic profile of the drug. In 2008, we enrolled an additional sixteen patients into the study, lengthening the infusion period of the drug in order to increase the MTD. The studies helped characterize the pharmacodynamic effects on tumor blood flow and identified early signs of objective anti-tumor response as measured by computed axial tomography, or CT scans, magnetic resonance imaging, or MRI, or positron emission tomography, or PET scan, in advanced cancer patients with well vascularized solid tumors. A Phase Ib study of crinobulin in combination with other chemotherapeutic agents is planned to commence in 2010.
Azixa™ (MPC6827)
AzixaTM is a compound discovered internally and licensed to Myriad Genetics for clinical development. AzixaTM demonstrated a broad range of anti-tumor activities against many tumor types in various animal models as well as activity against different types of multi-drug resistant cell lines. The Phase I clinical testing was conducted by Myriad, on patients with solid tumors with a particular focus on brain cancers or brain metastases due to the pharmacologic properties of AzixaTM in pre-clinical animal studies that indicated higher drug levels in the brain than in the blood. Myriad reported in the third quarter of 2006 that a MTD had been reached for AzixaTM and that they had seen evidence of tumor regression at doses less than the MTD in some patients. In March 2007, Myriad initiated two Phase II registration-sized clinical trials for AzixaTM in patients with primary brain cancer and in patients with melanoma that has spread to the brain. The trials are designed to assess the safety profile of AzixaTM and the extent to which it can improve the overall survival of these patients. In November 2009 Myriad announced interim results of its Phase II trial of AzixaTM in melanoma metastases in which ten of the 22 patients treated achieved stable disease and two patients achieved confirmed partial responses. The median progression-free survival was 2.8 months. AzixaTM has received orphan drug status in the United States for the treatment of glioblastoma.

Peripheral Neuropathy
Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system. The peripheral nervous system includes nerves that run from the brain and spinal cord to the rest of the body. A 2006 study conducted by Business Insight stated that peripheral neuropathy affects over 15 million people in the United States and is associated with conditions that injure peripheral nerves, including herpes zoster, or shingles, diabetes, HIV/AIDS and other diseases. It can also be caused by trauma or may result from surgical procedures. Peripheral neuropathy is usually first felt as tingling and numbness in the hands and feet. Symptoms can be experienced in many ways, including burning, shooting pain, throbbing or aching. Peripheral neuropathy can cause intense chronic pain that, in many instances, is debilitating.
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
EpiCeptTM NP-1
EpiCeptTM NP-1, or NP-1, is a prescription topical analgesic cream containing a patented formulation of two FDA-approved drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an NMDA antagonist that is used as an intravenous anesthetic. NP-1 is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies. Since each of these ingredients has been shown to have significant analgesic effects and because NMDA (N-methyl-D-aspartic acid) antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe the combination is a good candidate for the development of a new class of analgesics. We believe that NP-1 can be used in conjunction with orally delivered analgesics, such as gabapentin. In January 2010, we received orphan drug protection for NP-1 for the treatment of PHN.
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
In February 2008, we completed a Phase II clinical trial in 215 patients suffering from DPN. The results of this double-blind, placebo-controlled study demonstrated that the primary endpoint, the difference in changes in pain intensity between NP-1 and placebo over the four week duration of the trial, nearly reached statistical significance (p=0.0715). The analgesic benefits of NP-1 continued to build over time during the course of the study. Key secondary endpoints measured in the trial from a responder analysis indicate that 60% of patients in the NP-1 treatment arm achieved a reduction of pain scores of at least 30% compared with 48% of patients in the placebo arm (p=0.076). In addition, 33% of patients in the NP-1 treatment arm achieved a reduction in pain scores of at least 50% compared with 21% of patients in the placebo arm (p=0.078). All pain scores measured trended in favor of the NP-1 treated patients over the placebo group, indicative of an analgesic effect in this type of peripheral neuropathic pain. We concluded that data derived from the trial support the continued study of NP-1 in late-stage pivotal clinical trials.
In the third quarter of 2007, the National Cancer Institute, or NCI, initiated a multicenter, randomized, placebo-controlled clinical trial in approximately 400 patients evaluating the effects of NP-1 cream in treating patients suffering from chemotherapeutic induced peripheral neuropathy, also known as CPN. CPN may affect 50% of women undergoing treatment for breast cancer. A common therapeutic agent for the treatment of advanced breast cancer is paclitaxel, and as many as 80% of the patients with advanced breast cancer experience some signs and symptoms of CPN, such as burning, tingling pain associated sometimes with mild muscular weakness, after high dose paclitaxel administration. The study is being conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program, or CCOP. This trial is expected to complete in 2010.
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
LidoPAIN BP
LidoPAIN BP is a prescription analgesic non-sterile patch designed to provide sustained topical delivery of lidocaine for the treatment of acute or recurrent lower back pain of moderate severity of less than three months duration. The LidoPAIN BP patch contains 140 mg of lidocaine in a 19.0% concentration, is intended to be applied once daily and can be worn for a continuous 24-hour period. The patch’s adhesive is strong enough to permit a patient to move and conduct normal daily activities but can be removed easily. We licensed LidoPAIN BP and certain other technology to Endo Pharmaceuticals in December 2003.
Current Clinical Initiatives. We have suspended development of LidoPAIN BP and focused our resources on our other compounds that we believe present a better risk/reward opportunity. Further collaboration work with Endo has been postponed pending an affirmation that they have interest in developing a lidocaine patch for the treatment of back pain.
Our Strategic Alliances
Meda
In January 2010, we entered into an exclusive commercialization agreement for Ceplene® with Meda AB, a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, we granted Meda the right to market Ceplene in Europe and several other countries including Japan, China, and Australia. Pursuant to the terms of the agreement, we received a $3 million fee and will receive an additional $2 million upon the first commercial launch of Ceplene® in a major European market. Additional payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales. We will receive an escalating double digit percent royalty on net sales in the covered territories and will be responsible for Ceplene’s commercial supply.

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
Endo Pharmaceuticals
In December 2003, we entered into a license agreement with Endo under which we granted Endo (and its affiliates) the exclusive (including as to us and our affiliates) worldwide right to commercialize LidoPAIN BP. We also granted Endo worldwide rights to use certain of our patents for the development of certain other non-sterile, topical lidocaine patches, including Lidoderm, Endo’s non-sterile topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, we received a non-refundable payment of $7.5 million. Other potential compensation under this agreement includes additional milestone payments of up to $82.5 million related to both our LidoPAIN BP product and Lidoderm and a royalty on net sales of LidoPAIN BP. We do not expect to receive further compensation under this agreement.
The last published clinical study of Lidoderm in back pain occurred in 2005. We believe that no measurable progress has occurred with Lidoderm for back pain and do not expect further revenue from this license at this time.
Manufacturing
We currently intend to outsource all of our manufacturing activities. We believe that this strategy will enable us to direct operational and financial resources to the development of our product candidates rather than diverting resources to establishing a manufacturing infrastructure. Under the terms of a supply agreement with Meda, we are responsible for supplying commercial quantities of Ceplene® based on Meda’s estimate of sales in the licensed territories.
We have entered into arrangements with qualified third parties for the manufacture of Ceplene® and for the formulation and manufacture of our clinical supplies. We may enter into additional written supply agreements in the future . We generally purchase our supplies from current suppliers pursuant to purchase orders. We plan to use a single, separate third party manufacturer for Ceplene® and each of our product candidates for which we are responsible for manufacturing. In some cases, the responsibility to manufacture product, or to identify suitable third party manufacturers, may be assumed by our licensees. We cannot assure you that our current manufacturers can successfully increase their production to meet full commercial demand. We believe that in most cases there are several manufacturing sources available to us, including our current manufacturers, which can meet our commercial supply requirements on commercially reasonable terms. We will continue to look for and secure the appropriate manufacturing capabilities and capacity to ensure commercial supply at the appropriate time.

Sales and Marketing
We hired a senior vice president of sales and marketing in November 2009 in anticipation of the start of commercial activities for Ceplene® in the United States and Europe. In order to commercially market Ceplene® or any of our product candidates in the United States upon receipt of marketing approval, we must either develop an internal sales and marketing infrastructure or collaborate with third parties with sales and marketing expertise. We have retained the rights to commercialize NP-1 and crinobulin worldwide and to market Ceplene globally except for Europe and certain Pacific rim countries. In addition, we have granted Myriad exclusive worldwide commercialization rights, with rights to sublicense, for AzixaTM. We will likely market our products in international markets outside of North America through collaborations with third parties. We intend to make decisions regarding internal sales and marketing of our product candidates on a product-by-product and country-by-country basis.
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
We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. We are obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. We are obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or an NDA for NP-1 is filed with the FDA, otherwise Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. The sublicense agreement with Epitome terminated in July 2007. In each of the years 2009, 2008 and 2007, we paid Epitome a fee of $0.3 million. During 2009 and 2008, we paid Dalhousie a maintenance fee of $0.5 million and $0.4 million, respectively. During 2007, we paid Dalhousie a signing fee of $0.3 million, a maintenance fee of $0.4 million and a milestone payment of $0.2 million upon the dosing of the first patient in a Phase III clinical trial for NP-1. These payments were expensed to research and development.
Shire Biochem
In March 2004 and as amended in January 2005, we entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem, Inc., formerly known as BioChem Pharma, Inc., who had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreements, Shire BioChem agreed to assign and/or license to us rights it owned under or shared under its oncology research program. The agreement requires that we provide Shire BioChem a portion of any sublicensing payments we receive if we relicense the series of compounds, and make milestone payments to Shire BioChem totaling up to $26 million, assuming the successful commercialization of a compound for the treatment of a cancer indication, as well as pay a royalty on product sales. At December 31, 2009, we accrued a license fee expense of $0.6 million upon the commencement of a Phase I clinical trial for Crinobulin in 2006.
Hellstrand
In October 1999, we entered into a royalty agreement with Dr. Kristoffer Hellstrand under which we have an exclusive license to certain patents for Ceplene® configured for the systemic treatment of cancer, infectious diseases, autoimmune diseases and other medical conditions. Under this agreement, a predecessor company paid Dr. Hellstrand $1 million in 1999 and will owe a royalty of 1% of net sales. In November 2009 we expanded our collaboration with Dr. Hellstrand by concluding a new agreement in which we acquired rights to develop certain new compounds. As compensation for this agreement and for providing certain ongoing consulting services, we awarded Dr. Hellstrand options to purchase 50,000 shares of our common stock and agreed to pay a monthly consulting fee. At December 31, 2009, no royalties have been paid.

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

Employees
As of March 5, 2010, our workforce consists of 17 full-time employees, three of whom hold a Ph.D. or M.D., and one of whom holds another advanced degree. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that our relations with our employees are good.
Research and Development
Since our inception, we have made substantial investments in research and development. In the years ended December 31, 2009, 2008 and 2007, we incurred research and development expenses of $11.6 million, $12.6 million and $15.3 million, respectively.
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
As of December 31, 2009 we had approximately $5.1 million in cash and cash equivalents. In January 2010 we received $3 million from Meda AB in connection with the signing of the Ceplene® European marketing and distribution agreement with Meda AB. Meda is also required to pay an additional $2 million upon its commercial launch of Ceplene® and a royalty on net sales. Our anticipated average monthly cash operating expenses in 2010 is approximately $1.6 million per month. In addition, we are required to make interest and principal payments to our lender tbg on each of June 30, 2010 and December 31, 2010 in the amount of approximately $0.5 million. We believe that our cash is sufficient to fund operations into the third quarter 2010. We may receive cash from certain of our licensing partners during 2010 for achievement of clinical milestones, and we may raise additional funds through the issuance of debt and/or equity to meet our cash needs. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2010.
We plan to out license our NP-1 compound to a third party who will agree to complete clinical development and commercialize the product upon receipt of necessary regulatory approvals. Discussions with prospective partners are continuing, however at this time we are unable to determine whether or when such an agreement might be concluded or the amount of any fees that may be paid to us in 2010 in connection with the agreement.
In February 2010, we established an “At-the-Market” offering program through which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through our sales agent. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, at market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through the sales agent on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, or otherwise, at negotiated prices or at prices related to the prevailing market price. We will designate the maximum amount of shares of common stock to be sold on a daily basis as we and our sales agent may agree. We plan to utilize this program at such times and in such amounts so as to minimize disruption to the trading of our stock, and therefore in times of low trading volume we may severely limit or refrain from using the program. If we are unable to meet our liquidity needs through this program, we may seek alternative sources of equity and/or debt.
If additional funds are raised by issuing equity, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be forced to delay, scale back, or eliminate some or all of our commercialization efforts for Ceplene and our research and development programs or to cease operations entirely.
We have a history of losses and have never generated revenue from product sales and we expect to incur substantial losses in the future.
We have incurred significant losses since our inception, and we expect that we will experience net losses and negative cash flow for the foreseeable future. Since our inception in 1993, we have incurred significant net losses in each year. Our losses have resulted principally from expenses incurred in connection with our development activities and from general and administrative expenses associated with our operations. Our net loss for the fiscal year ended December 31, 2009 and 2008 was $39.0 and $25.4 million, respectively. As of December 31, 2009 and 2008, our accumulated deficit was $235.0 and $196.2 million, respectively. We may never generate sufficient net revenue to achieve or sustain profitability.
We expect to continue to incur significant expenses over the next several years as we:
•	prepare to commercialize Ceplene® in the North America upon receipt of necessary marketing approvals;
•	continue to conduct clinical trials for Ceplene® and our product candidates;
•	seek regulatory approvals for Ceplene® and our product candidates;

•	develop, formulate and commercialize our product candidates;
•	implement additional internal controls and reporting systems and further develop our corporate infrastructure;
•	acquire or in-license additional products or technologies or expand the use of our technologies; and
•	maintain, defend and expand the scope of our intellectual property.
We expect that we will have large fixed expenses in the future, including significant expenses for research and development and selling, general and administrative expenses. We will need to generate significant revenues to achieve and maintain profitability. If we cannot successfully develop, obtain regulatory approvals for and commercialize our product candidates, we will not be able to generate significant revenue from product sales or achieve profitability in the future. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels.
We may not be able to continue as a going concern.
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and as a result our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2009, which is included herein, with respect to this uncertainty. We will need to generate significant revenue from the sale of Ceplene® or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.
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
Our quarterly operating results will be difficult to predict and may fluctuate significantly from period to period, particularly because we are a relatively small company and we have not generated any meaningful revenue to date. The level of our revenues and expenses and our results of operations at any given time could fluctuate as a result of any of the following factors:
•	pre-marketing and commercialization expenses related to the anticipated launches of Ceplene® in North America;
•	research and development expenses incurred and other operating expenses;
•	results of our clinical trials;
•	our ability to obtain regulatory approval for our product candidates;
•	our ability to achieve milestones under our strategic relationships on a timely basis or at all;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	our ability to establish and maintain a productive sales force;
•	demand and pricing of any of our products;
•	physician and patient acceptance of our products;
•	levels of third-party reimbursement for our products;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological and market developments;

•	litigation involving patents, licenses or other intellectual property rights; and
•	product failures or product liability lawsuits.
With the exception of Ceplene®, we have not yet obtained regulatory approval for any of our product candidates. In addition, we do not manufacture products ourselves or conduct significant sales and marketing activities. Consequently, it is difficult to make any predictions about our future success, viability or profitability based on our historical operations. It is also difficult to predict the timing of the achievement of various milestones under our strategic relationships. In addition, our operating expenses may continue to increase as we develop product candidates and build commercial capabilities. Accordingly, we may experience significant quarterly losses.
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
None of our products has received regulatory approval in the United States. In January 2009, we had a pre-New Drug Application (NDA) meeting with the U.S. Food and Drug Administration (FDA) to discuss our anticipated NDA submission for Ceplene® as remission maintenance therapy for AML patients in first complete remission. At the meeting, the FDA identified significant issues that should be addressed in the application. It was proposed that certain new data be provided in the submission, including statistical data further supporting the incremental effectiveness of Ceplene® given in conjunction with low-dose IL-2 and data showing the lack of significant efficacy of IL-2 as a monotherapy for remission maintenance of AML. In addition to this data, we intend to submit data supporting Leukemia-Free Survival as an appropriate endpoint in the pivotal Phase III study for Ceplene®, as compared with Overall Survival. The FDA also indicated that we should submit additional manufacturing data supporting a commercially feasible product. Notwithstanding our ability or willingness to provide this information, the FDA may not accept our application for filing, which means the FDA will not review our NDA, or even if it files our NDA it may recommend that our NDA not be approved.
Despite the efforts we have made to comply with FDA requirements, those efforts may be insufficient to meet the FDA’s requirements to accept our NDA submission. If the FDA accepts our submission, we may be unsuccessful in our efforts to obtain a marketing approval from the FDA. In the event we do not obtain marketing approval, we may appeal, but such an appeal may not be successful. A negative decision would delay or prevent us from generating revenue from product sales of Ceplene® in the United States for the foreseeable future and may require us to conduct additional costly and time-consuming clinical trials.
The FDA may also require additional testing for safety and efficacy. Any failure or delay in obtaining a filing decision or an approval could prohibit or delay us from marketing product candidates. If our product candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these product candidates, and we may not generate revenues from the commercial sale of any of our products in the U.S.
We may not be able to maintain data protection in Canada for Ceplene®, which could limit our ability to generate revenue from sales of Ceplene® in Canada and result in a withdrawal of our application for approval.
In November 2009, Health Canada accepted for review a New Drug Submission, or NDS, for Ceplene® for the treatment of AML in Canada. We received a denial for data protection for Ceplene® in Canada in the fourth quarter of 2009. We are currently appealing this denial for data protection and a decision is expected prior to the approval decision date in the fourth quarter of 2010. If our appeal does not result in a positive outcome, we may withdraw our application for approval of Ceplene® in Canada.
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
Ceplene® is our lead product candidate and our only product candidate currently under regulatory consideration. In July 2008, the European Committee for Medicinal Products for Human Use, or CHMP, of the EMEA recommended that Ceplene® be granted full marketing authorization under the provision of Exceptional Circumstances for the remission maintenance and prevention of relapse in patients with AML in first remission. In October 2008, Ceplene® was granted full marketing authorization by the European Commission, which allows Ceplene® to be marketed in the 27 member states of the European Union, as well as in Iceland, Liechtenstein and Norway. Ceplene® is to be administered in conjunction with low-dose interleukin-2 (IL-2). As part of granting the marketing authorization under Exceptional Circumstances, we have agreed to perform two post-approval clinical studies, that have now been combined into a single clinical study. The first part of the study will seek to further elucidate the clinical pharmacology of Ceplene® by assessing certain biomarkers in AML patients in first remission. The second part of the study will assess the effect of Ceplene®/IL-2 on the development of minimal residual disease in the same patient population. We may not receive a positive outcome in this study, and our marketing authorization in the European Union may be terminated. A negative outcome or terminated marketing authorization would delay or prevent us from generating revenue from product sales of Ceplene® and may require us to conduct additional costly and time-consuming clinical trials. There is no assurance that we will be able to maintain governmental regulatory approvals to market Ceplene® in Europe. If we are unable to maintain regulatory approval to market Ceplene® in Europe, our business, financial condition and results of operations would be materially and adversely affected.
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
Our lead product candidate, Ceplene®, which when used concomitantly with low-dose interleukin-2, is intended only for remission maintenance therapy in the treatment of AML for adult patients in their first complete remission. Any other indications or uses of Ceplene® would require additional regulatory approval for us to market Ceplene® for these indications.

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
The nature of clinical trials and our business strategy requires us to rely on clinical research centers and other third parties to assist us with clinical testing and certain research and development activities, such as our agreement with Myriad Pharmaceuticals, Inc. related to the MX90745 series of apoptosis-inducer anti-cancer compounds. As a result, our success is dependent upon the success of these third parties in performing their responsibilities. We cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by such third parties. If such contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our product candidates could be delayed. In addition, we rely on Myriad for research and development related to the MX90745 series of apoptosis-inducer anti-cancer compounds. We may enter into similar agreements from time to time with additional third parties for our other product candidates whereby these third parties undertake significant responsibility for research, clinical trials or other aspects of obtaining FDA approval. As a result, we may face delays if Myriad or these additional third parties do not conduct clinical studies and trials, or prepare or file regulatory related documents, in a timely or competent fashion. The conduct of the clinical studies by, and the regulatory strategies of, Myriad or these additional third parties, over which we have limited or no control, may delay or prevent regulatory approval of our product candidates, which would delay or limit our ability to generate revenue from product sales.
Risks Relating to Commercialization
We and our partner may not be able to successfully market and sell Ceplene®.
Even though Ceplene® was granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission, our partner, Meda AB, may not be able to effectively market and sell Ceplene®. We are reliant on Meda AB to generate revenue from sales of Ceplene® in Europe and certain other countries on our behalf.
We expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as Meda AB launches and commercializes Ceplene® and we seek FDA approval to market Ceplene® in the United States. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ deficit. We anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be dependent on the successful commercialization of Ceplene®. If we are unable to generate significant revenue from Ceplene®, or attain profitability, we may not be able to sustain our operations.
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
Acceptance of Ceplene® will depend on a number of factors including:
•	acceptance of Ceplene® by physicians and patients as a safe and effective treatment;
•	availability of reimbursement for our product from government or healthcare payors;

•	cost effectiveness of Ceplene®;
•	the effectiveness of our and Meda’s or collaboration partners’ sales and marketing efforts;
•	relative convenience and ease of administration;
•	safety and efficacy;
•	prevalence and severity of side effects; and
•	availability of competitive products.
If Ceplene® fails to achieve market acceptance, our business, financial condition and results of operations would be materially and adversely affected.
We are dependent upon collaborative arrangements for the further development and commercialization of Ceplene®. These collaborative arrangements may place the development and commercialization of Ceplene® outside of our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.
We have entered into a collaborative arrangement with Meda to market and sell Ceplene® in Europe and certain other countries and we may enter into other collaborations with third parties to further develop and commercialize Ceplene®. We may not be able to enter into collaborative arrangements on attractive terms, on a timely basis or at all. Dependence on collaborators for the development and commercialization of Ceplene® subjects us to a number of risks, including:
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
If our arrangement with Meda is not successful or we are not able to enter into other collaborative arrangements on commercially attractive terms, on a timely basis or at all, or if any of the risks occur and we are unable to successfully manage such risks, our business, financial condition and results of operations would be materially and adversely affected.
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

We have entered into collaborative arrangements with respect to marketing or selling Ceplene® in Europe, certain Pacific rim countries and Israel. We may rely on collaborative partners to market and sell Ceplene® in other international markets We cannot assure you that we will be able to enter into any more such arrangements on terms favorable to us, or at all.
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
We do not currently operate manufacturing facilities for Ceplene® or any of our product candidates. We lack the resources and the capabilities to manufacture Ceplene® or any of our product candidates. We currently rely on one or more contract manufacturers for Ceplene® and each product candidate to supply, store and distribute drug supplies for commercial use and for our clinical trials. Any performance failure or delay on the part of our existing manufacturers could result in lost sales or delay clinical development or regulatory approval of our product candidates and their commercialization, producing additional losses and depriving us of potential product revenues.
If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, the product will need to be manufactured in larger quantities. Some of our product candidates have been manufactured in only small quantities for preclinical and clinical trials. In those cases, our third party manufacturers may not be able to successfully increase their manufacturing capacity in a timely or economical manner, or at all. We may be forced to identify alternative or additional third party manufacturers, which may prove difficult because the number of potential manufacturers is limited and the FDA must approve any replacement contractor prior to manufacturing our products. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. If we are unable to successfully increase the manufacturing capacity for a drug candidate in a timely and economical manner, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply, both of which may have an adverse effect on our business.
Our product candidates require precise, high quality manufacturing. A failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency and corresponding state and foreign agencies to ensure strict compliance with current Good Manufacturing Practice and other applicable government regulations and corresponding foreign standards; however, we do not have control over third party manufacturers’ compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. Additionally, third-party manufacturers must pass a pre-approval inspection before we can obtain marketing approval for any of our products in development.
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
The risk of product liability is inherent in the development, manufacturing and marketing of human therapeutic products. Regardless of merit or eventual outcome, product liability claims may result in:
•	reduced revenues or a total withdrawal of a product from one or more markets;
•	delays in, or failure to complete, our clinical trials;

•	withdrawal of clinical trial participants;
•	decreased demand for our product candidates;
•	injury to our reputation;
•	litigation costs;
•	substantial monetary awards against us; and
•	diversion of management or other resources from key aspects of our operations.
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
Our success is substantially dependent on our continued ability to attract, retain and motivate highly qualified management, scientific and technical personnel and our ability to develop and maintain important relationships with leading institutions, clinicians and scientists. We are highly dependent upon our key management personnel, particularly John V. Talley, our President and Chief Executive Officer, Robert W. Cook, our Senior Vice President and Chief Financial Officer, Dr. Stephane Allard, our Chief Medical Officer, Dr. Dileep Bhagwat, our Senior Vice President, Pharmaceutical Development and Bernard Tyrrell, our Senior Vice President of Sales and Marketing. We are also dependent on certain scientific and technical personnel. The loss of the services of any member of senior management, or scientific or technical staff may significantly delay or prevent the achievement of product development, commercialization and other business objectives. Messrs. Talley and Cook have entered into employment agreements with us. However, either of them may decide to voluntarily terminate his employment with us. We do not maintain key-man life insurance on any of our employees.
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
Since January 30, 2007, our common stock trades on The Nasdaq Capital Market and on the Nasdaq OMX Stockholm Exchange. From January 5, 2006 through January 29, 2007, our common stock traded on The Nasdaq National Market. Prior to January 4, 2006, our common stock did not trade on an exchange. Sales of substantial amounts of our common stock in the public market through our $15 Million “At-the-Market” Program or otherwise could adversely affect the prevailing market prices of the common stock and our ability to raise equity capital in the future. In particular, as of March 5, 2010 we have outstanding warrants to purchase approximately 12.5 million shares of our common stock, and the market price of our common stock could decline as a result of exercises or sales by our existing warrant holders in the market or the perception that these exercises or sales could occur. These exercises or sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
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
As of March 5, 2010, we have outstanding and exercisable warrants to purchase approximately 2.3 million shares of our common stock with an exercise price of $1.17 — $2.08. We also have a significant number of warrants outstanding with exercise prices ranging from $2.58 — $5.64 that are currently exercisable. The market price of our common stock could decline as a result of exercises or sales by our existing warrant holders and stockholders in the market or the perception that these exercises or sales could occur. These sales might also make it more difficult for us to sell equity securities or convertible debt securities at a time and price that we deem appropriate.
In February 2010, we established an “At-the-Market” offering program through which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through our sales agent. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, at market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through the sales agent on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, or otherwise, at negotiated prices or at prices related to the prevailing market price. We will designate the maximum amount of shares of common stock to be sold on a daily basis as we and our sales agent may agree. While we plan to utilize this program at such times and in such amounts so as to minimize disruption to the trading of our stock, our utilization of this program may have a negative impact on the price of our common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the listing requirements of The Nasdaq Capital Market and the Nasdaq OMX Stockholm Exchange. The obligations of being a public company require significant additional expenditures and place additional demands on our management as we comply with the reporting requirements of a public company. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2009 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
EpiCept leases approximately 10,000 square feet located at 777 Old Saw Mill River Road, Tarrytown, NY until February 2012. EpiCept also leases approximately 3,000 square feet in Munich, Germany until July 2010, with an automatic extension for an additional year. EpiCept currently leases approximately 23,500 rentable square feet of laboratory and office space in San Diego, California that it is attempting to sublease. We believe that our existing facilities will be adequate to accommodate our business needs.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is traded on both The Nasdaq Capital Market and the Nasdaq OMX Stockholm Exchange under the symbol “EPCT.” The following table sets forth the range of high and low sales prices per share for the common stock as reported on The Nasdaq Capital Market during the periods indicated. For ease of comparison, all of the prices in the following table have been adjusted to reflect the 1:3 reverse split of our common stock, which was effective for the start of trading on January 15, 2010, as if such reverse split had been in effect during the periods indicated. Prior to January 4, 2006, all of our common stock, par value $.0001 per share, was privately held. We have never declared or paid dividends on our common stock and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

	Price Range
	High	Low
For Year Ended December 31, 2009
First Quarter	$2.82	$1.26
Second Quarter	3.75	1.29
Third Quarter	3.06	1.68
Fourth Quarter	2.73	1.68

	Price Range
	High	Low
For Year Ended December 31, 2008
First Quarter	$4.77	$1.50
Second Quarter	1.86	0.72
Third Quarter	3.03	0.66
Fourth Quarter	2.94	1.32
The high and low sales prices for the Common Stock during the first quarter of 2010 (through March 5, 2010) were $2.73 and $1.74 respectively. The closing price on March 5, 2010 was $2.02.

Performance Graph
The following graph and table compare the cumulative total return of our common stock, the Nasdaq Biotechnology Index and the AMEX Biotechnology Index, as described below, for the period beginning January 4, 2006 (the date we became a public company) and ending December 31, 2009, assuming an initial investment of $100 and the reinvestment of any dividends. We obtained the information reflected in the graph and table from independent sources we believe to be reliable, but we have not independently verified the information.

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*

Among EpiCept Corporation, the NYSE Arca Biotechnology Index and the Nasdaq Biotechnology Index

$140
$120
$100
$80
$60
$40
$20
$0
1/06
3/06
6/06
9/06
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
EpiCept Corporation
NYSE Arca Biotechnology
NASDAQ Biotechnology

*$100 invested on 1/5/06 in stock or 12/31/05 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	Total Return
Name	January 5, 2006	December 31, 2009
EpiCept	100%	6.82%
NYSE Arca Biotechnology Index	100%	100.76%
Nasdaq Biotechnology Index	100%	105.99%
Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2009		2008	2007	2006(1)	2005
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$414		$265	$327	$2,095	$828

Operating expenses:
General and administrative	7,548		9,599	11,759	14,242	5,783 (5)
Research and development	11,603		12,623	15,312	15,675	1,846
Acquired in-process research and development	—		—	—	33,362	—

Total operating expenses	19,151		22,222	27,071	63,279	7,629

Loss from operations	(18,737)		(21,957)	(26,744)	(61,184)	(6,801)
Other expense, net	(20,073	)(7)	(3,422)	(1,945)	(4,269)	(698)

Loss before (expense)/benefit for income taxes	(38,810)		(25,379)	(28,689)	(65,453)	(7,499)
Income tax (expense)/benefit	(4)		(3)	(4)	—	284

Net loss	(38,814)		(25,382)	(28,693)	(65,453)	(7,215)
Deemed dividend and redeemable convertible preferred stock dividends	—		—	—	(8,963)	(1,254)

Loss attributable to common stockholders	$(38,814)		$(25,382)	$(28,693)	$(74,416)	$(8,469)

Basic and diluted loss per common share(2)	$(0.97)		$(1.23)	$(2.37)	$(9.21)	$(14.85)

Weighted average shares outstanding(2)	40,139,299		20,685,710	12,129,258	8,077,625	570,102

	As of December 31,
	2009	2008	2007		2006(1)		2005
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,142	$790	$4,943		$14,097		$403
Working capital (deficit)	1,407	(8,535)	(8,208	)(3)	(4,481	)(3)	(19,735	)(6)
Total assets	7,514	2,271	7,398		18,426		2,747
Long-term debt	967	277	375		447		4,705
Redeemable convertible preferred stock	—	—	—		—		26,608
Accumulated deficit	(235,045)	(196,231)	(170,849)		(142,156	)(4)	(67,740)
Total stockholders’ deficit	(9,079)	(17,730)	(14,177)		(9,373)		(60,122)

(1)	On January 4, 2006, we completed our merger with Maxim Pharmaceuticals, Inc.

(2)	On January 4, 2006, there was a one-for-four reverse stock split and on January 14, 2010 there was a one-for-three reverse stock split. All prior periods have been retroactively adjusted to reflect the reverse stock splits.

(3)	Our debt owed to Hercules of $7.3 million and $10.0 million at December 31, 2007 and 2006, respectively, which matured on April 1, 2009 contained a subjective acceleration clause and accordingly was classified as a current liability in accordance with Financial Accounting Standard Board, or FASB, Technical Bulletin 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements.”

(4)	Includes the in-process research and development of $33.4 million acquired upon the completion of our merger with Maxim Pharmaceuticals, Inc. on January 4, 2006 and the beneficial conversion features of $8.6 million related to the conversion of certain of our notes outstanding and preferred stock into our common stock and from certain anti-dilution adjustments to our preferred stock as a result of the exercise of the bridge warrants.

(5)	Includes $1.7 million write off of initial public offering costs.

(6)	As of December 31, 2005, debt of approximately $11.5 million was due within 12 months and as a result it was classified as a current liability.

(7)	Amortization of debt issuance costs and discount and interest expense were both accelerated in 2009 as a result of the conversion of $24.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 9.1 million shares of our common stock in 2009. Interest expense for the year ended December 31, 2009 included $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense paid from escrowed cash that represented the make-whole interest payment that would have been due at maturity of such notes.

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
Overview
We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain. We focus our clinical development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. Our lead product is Ceplene®, which when used concomitantly with low-dose interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. In October 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union, or EU. In November 2009, Health Canada accepted for review a New Drug Submission, or NDS, for Ceplene® for the treatment of AML in Canada. We are continuing our preparation of a New Drug Application, or NDA, filing with the United States Food and Drug Administration, or FDA for Ceplene® in the same indication. In addition to Ceplene®, we have two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. We believe this portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product or product candidate.
Our cancer portfolio includes crinobulin, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. We have completed our first Phase I clinical trial for crinobulin. AzixaTM, or MPC-6827, an apoptosis inducer with VDA activity licensed by us to Myriad Pharmaceuticals, Inc., or Myriad, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
Our late-stage pain product candidate, EpiCeptTM NP-1 cream, which we refer to as NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In January 2009, we concluded a Phase II clinical trial of NP-1 in which we studied its safety and efficacy in patients suffering from post-herpetic neuralgia, or PHN, compared to gabapentin and placebo. This trial met its primary endpoints. In February 2008, we concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. Both studies support the advancement of NP-1 into a registration-sized trial. NP-1 utilizes a proprietary formulation to administer FDA approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain, targeting pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface.
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
Ceplene® has been granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. None of our other drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that our clinical data and that of our collaborators establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborative arrangements with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses, and to date we have not generated any meaningful revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $235.0 million as of December 31, 2009. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:
•	Commence pre-marketing activities related to the anticipated launches of Ceplene® in North America;
•	apply for marketing approval in the U.S., Canada, and other countries;
•	continue to conduct clinical trials for our product candidates;
•	seek regulatory approvals for our product candidates;
•	develop, formulate, and commercialize our product candidates;
•	implement additional internal systems and develop new infrastructure;
•	acquire or in-licenses additional products or technologies or expand the use of our technologies;
•	maintain, defend and expand the scope of our intellectual property; and
•	hire additional personnel.
Cash at December 31, 2009 plus $3 million cash received from Meda AB in connection with the signing of the Ceplene® European marketing and distribution agreement will be sufficient to fund our operations and meet debt service into the third quarter 2010. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2010.
We have two wholly-owned subsidiaries, Maxim, based in San Diego, California, which is currently inactive, and EpiCept GmbH, based in Munich, Germany, which is engaged in commercial activities on our behalf. In January 2009, we discontinued our drug discovery activities at our facility in San Diego.
Reverse Split of Common Stock
On January 14, 2010, we effected a previously authorized 1-for-3 reverse stock split of our common stock. The reverse stock split took effect at the start of trading on January 15, 2010 on a 1-for-3 split-adjusted basis. All prior periods have been retroactively adjusted to reflect the reverse stock split.
The Nasdaq Capital Market Listing
On February 2, 2010, Nasdaq Listing Qualifications Department notified us that we have regained compliance with the minimum bid price requirement in Listing Rule 5550(a)(2) and met the requirements of the Nasdaq Listing Qualification Panel (the “Panel”) decision dated November 2, 2009. Accordingly, the Panel has determined to continue the listing of our common stock on The Nasdaq Stock Market. The Panel had previously determined to continue our listing subject to the condition that, on or before February 1, 2010, we evidence a closing bid price of $1.00 per share or more for at least the ten prior consecutive trading days. On January 29, 2010, our closing bid price was $2.37 per share, the tenth consecutive day it had exceeded the $1.00 per share threshold. Accordingly, we satisfied the Panel’s condition and the delisting proceeding is now closed.
Recent Events
None.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, stock-based compensation and warrant liability. Actual results could differ from those estimates.
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
Stock-Based Compensation
We record stock-based compensation expense at fair value in accordance with the Financial Accounting Standards Board, or FASB, issued ASC 718-10, “Compensation – Stock Compensation” (“ASC 718-10”). We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
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
During each of the years 2009 and 2008, we issued approximately 0.7 million stock options, with varying vesting provisions to certain of our employees and directors. Based on the Black-Scholes valuation method (volatility – 110.0% -118.0%, risk free rate – 1.67% — 2.52%, dividends – zero, weighted average life – 5 years; forfeiture – 10%), for the grants issued in 2009, we estimated $1.0 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 2.5 years. During years 2009 and 2008, we recognized total share-based compensation of approximately $1.4 million and $2.2 million, related to the options granted during 2009, 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
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

Foreign Exchange Gains and Losses
We have a 100%-owned subsidiary in Germany, EpiCept GmbH, that performs certain pre-marketing and commercialization activities on our behalf. EpiCept GmbH has generally been unprofitable since its inception. Its functional currency is the euro. The process by which EpiCept GmbH’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period and balance sheet asset and liability accounts are translated at end of period exchange rates. Translation of the balance sheet in this manner affects the stockholders’ deficit account, referred to as the cumulative translation adjustment account. This account exists only in EpiCept GmbH’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.
Certain of our debt instruments, originally expressed in German deutsche marks, are now denominated in euros. Changes in the value of the euro relative to the value of the U.S. dollar will affect the U.S. dollar value of our indebtedness at each reporting date as substantially all of our assets are held in U.S. dollars. These changes are recognized by us as a foreign currency transaction gain or loss, as applicable, and are reported in other expense or income in our consolidated statements of operations.
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
Ceplene® has been granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. None of our other drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that our clinical data and that of our collaborators establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.
Results of Operations
Years Ended December 31, 2009 and 2008
Revenues. During the years 2009 and 2008, we recognized revenue of approximately $0.4 million and $0.3 million, respectively, from prior upfront licensing fees and milestone payments received from Myriad, Endo, DURECT and GNI, Ltd. and royalties with respect to certain technology; and sales of Ceplene® via the named-patient program. We recognized revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myriad and DURECT. During the years 2009 and 2008, we recognized revenue of $40,000 and $43,000 from royalties with respect to acquired Maxim technology.

The current portion of deferred revenue as of December 31, 2009 of $0.4 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Myriad, Endo, DURECT and GNI, Ltd.
General and administrative expense. General and administrative expense decreased by 21%, or $2.1 million, to $7.5 million for 2009 from $9.6 million in 2008. The overall decrease in administrative expense can be attributed to a cost reduction effort implemented in 2008 and continued into 2009. For 2009, stock-based compensation charges amounted to $0.9 million, or a decrease of $0.9 million from 2008. In addition, our legal, accounting and public reporting expense decreased $0.5 million and our facility, insurance and other administrative expenses decreased $0.7 million for 2009 as compared to the same period in 2008.
Research and development expense. Research and development expense decreased by 8%, or $1.0 million, to $11.6 million for 2009 from $12.6 million for 2008. The decrease was primarily attributable to lower clinical trial and consulting expenses of $0.4 million, lower salary and salary related expenses of $1.1 million and lower patent expenses of $0.2 million in 2009 as compared to the same period in 2008, partially offset by a $0.8 million facility expense and $0.2 million in severance expense related to closing our research facility in San Diego.
During 2009, our clinical efforts were focused on the completion of our clinical trials of NP-1 and our Phase I clinical trial of crinobulin and the commencement of our open label trial of Ceplene® that will meet our post-approval requirements with the EMEA. During 2008, our clinical efforts were focused on the clinical trials of NP-1 and the ongoing Phase I clinical trial of crinobulin, preparation for the Oral Explanation meeting with the CHMP, the scientific committee of the EMEA, regarding the remaining outstanding issues on the MAA for Ceplene® and preparation for the reexamination of the negative determination issued by the CHMP regarding our marketing application for Ceplene®.
For the years ended December 31, 2009 and 2008, we incurred the following research and development expense:

	2009	2008
	(in thousands)
Direct Expenses:
Ceplene®	$3,896	$2,004
NP-1	971	2,584
Crinobulin	705	908
Other projects	46	357

	5,618	5,853

Indirect Expenses:
Staffing	2,591	3,855
Other indirect	3,394	2,915

	5,985	6,770

Total Research & Development	$11,603	$12,623

 Direct expenses consist primarily of fees paid to vendors and consultants for services related to preclinical product development, clinical trials, and manufacturing of the respective products. Generally, we have flexibility with respect to the timing and magnitude of a significant portion of our direct expenses. Indirect expenses are those expenses we incur that are not allocated by project, which consist primarily of the salaries and benefits of our research and development staff and related premises.

Other income (expense), net. Our other income (expense), net consisted of the following for the years ended December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Other income (expense), net consist of:
Interest expense (1)	$(20,021)	$(1,266)
Change in value of warrants and derivatives	(305)	113
Interest income	32	33
Loss on extinguishment of debt	—	(1,975)
Foreign exchange gain (loss)	221	(327)

Other expense, net	$(20,073)	$(3,422)

(1)	Amortization of debt issuance costs and discount and interest expense were both accelerated in 2009 as a result of the conversion of $24.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 9.1 million shares of our common stock in 2009. Interest expense for the year ended December 31, 2009 included $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense paid from escrowed cash that represented the make-whole interest payment that would have been due at maturity of such notes.
During 2009, we recorded other expense, net of $20.1 million as compared to other expense, net of $3.4 million during 2008. The $16.7 million increase in other expense, net was primarily related to $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense, which was paid from restricted cash, as a result of the conversion of $24.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 9.1 million shares of our common stock in 2009. Other income (expense) was positively impacted by a $0.5 million change in foreign exchange gains though it was substantially offset by a $0.4 million decrease in the fair value of certain warrants and derivatives. The Company experienced a loss on extinguishment of debt of $2.0 million in 2008.
Income Taxes. Income tax expense for the years ended December 31, 2009 and 2008 was $4,000 and $3,000, respectively. As of December 31, 2009 and 2008, we had federal net operating loss carryforwards, or NOLs, of $90.8 and $87.4 million, state NOLs of $95.5 and $95.6 million, and foreign NOLs of $15.0 and $14.7 million respectively, available to reduce future taxable income. Our federal and state NOLs will begin to expire after 2012 through 2029. In accordance with ASC 740, “Income Taxes,” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with these deferred tax assets at December 31, 2009 and 2008.
Years Ended December 31, 2008 and 2007
Revenues. During each of the years 2008 and 2007, we recognized revenue of approximately $0.3 million from prior upfront licensing fees and milestone payments received from Endo and DURECT and royalties with respect to certain technology. We recognized revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP. During 2008 and 2007, we recorded revenue from Endo of $32,000 and $0.2 million, respectively. In December 2006, we received an upfront license fee payment of $1.0 million from DURECT. We recognize revenue from our agreement with DURECT on a straight line basis over the life of the last to expire patent. During each of the years 2008 and 2007 we recognized deferred revenue of approximately $0.1 relating to our agreement with DURECT and $43,000 from royalties with respect to acquired Maxim technology.
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

During 2008, our clinical activity decreased as we concluded our clinical trials for NP-1 and our Phase I clinical trial for crinobulin. Our main focus was on the preparation for the Oral Explanation meeting with the CHMP, the scientific committee of the EMEA, regarding the remaining outstanding issues on the MAA for Ceplene® and preparation for the reexamination of the negative determination issued by the CHMP regarding our marketing application for Ceplene®. During 2007, our clinical activity was focused on completing the preparation for the clinical trials of NP-1, two of which commenced in April 2007, and the continuation of our Phase I clinical trial of crinobulin. We received and reviewed the Day 80 report, the Day 120 List of Questions Report and the Day 150 List of Questions Report related to the Ceplene® MAA, and prepared our response to the EMEA.
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

During 2008, we recorded other expense, net of $3.4 million as compared to other expense, net of $2.0 million during 2007. The $1.5 million increase in other expense, net was primarily related to a loss on extinguishment of debt of $2.0 million and a larger foreign exchange loss of $0.9 million, partially offset by lower interest expense of $1.0 million and a $0.9 million increase in the fair value of certain warrants and derivatives. On June 23, 2008, we entered into a second amendment to our senior secured term loan agreement. Under this amendment, we paid the lender, Hercules, a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, we were required to make contingent payments of $0.5 million if Ceplene® is approved in Europe which was paid in September 2008, and $0.3 million if the primary endpoints of the NP-1 trial yields statistically significant results, which was paid in February 2009 as a result of receiving statistically significant results in January 2009. We also permitted Hercules to convert up to $1.9 million of the outstanding principal balance into shares of our common stock at a price above the market price of our common stock on the date of the amendment. Finally, we issued Hercules warrants to purchase an aggregate of 1.3 million shares of our common stock at an exercise price of $1.17 per share and an aggregate of 0.3 million shares our common stock at an exercise price of $1.23 per share. We considered this a substantial modification to the original debt agreement and we have recorded the new debt at its fair value in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification of Debt Instruments” (“EITF 96-19”). As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008. In 2007, we recorded a $0.5 million gain on extinguishment of debt relating to the repayment agreement with tbg (see “Contractual Obligations”).
Income Taxes. Income tax expense for the years ended December 31, 2008 and 2007 was $3,000 and $4,000, respectively. As of December 31, 2008 and 2007, we had federal net operating loss carryforwards, or NOLs, of $87.4 and $72.8 million, state NOLs of $95.6 and $77.6 million, and foreign NOLs of $14.7 and $13.6 million respectively, available to reduce future taxable income. Our federal and state NOLs will begin to expire after 2012 through 2028. In 2007 we determined that an ownership change occurred under Section 382 of the Internal Revenue Code. As a result, the utilization of our net operating loss carryforwards and other tax attributes will be limited to approximately $1.6 million per year. We also determined that we were in a Net Unrealized Built-in Gain position (for purposes of Section 382) at the time of the ownership change, which increases our annual limitation through 2011 by approximately $2.9 million per year. Accordingly, we have reduced our net operating loss carryforwards and research and development tax credits to the amount that we estimate that we will be able to utilize in the future, if we are profitable, considering the above limitations. In accordance with ASC 740, “Income Taxes,” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with these deferred tax assets at December 31, 2008 and 2007.
License Agreements
In January 2010, we entered into an exclusive commercialization agreement for Ceplene® with Meda AB, a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, we granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia. We received a $3 million fee on signing and will receive an additional $2 million upon the first commercial launch of Ceplene in a major European market. We will also receive other milestone payments and a double digit percent royalty on net sales in the covered territories. Additionally, we will be responsible for Ceplene’s commercial supply.
On December 20, 2006, we entered into a license agreement with DURECT, pursuant to which we granted DURECT the exclusive worldwide rights to certain of our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, we received a $1.0 million payment. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT. As of December 31, 2009, we recorded inception to date revenue of $0.5 million related to this license agreement.
In December 2003, we entered into a license agreement with Endo under which we granted Endo (and its affiliates) the exclusive (including as to us and our affiliates) worldwide right to commercialize LidoPAIN BP. We also granted Endo worldwide rights to certain of our other patents used by Endo in the development of certain Endo products, including Lidoderm®, Endo’s topical lidocaine-containing patch, for the treatment of chronic lower back pain. We remain responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. Upon the execution of the Endo agreement, we received a payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method, and we are eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both our LidoPAIN BP product candidate and Endo’s own back pain product candidate, so long as, in the case of Endo’s product candidate, our patents provide protection thereof. As of December 31, 2008, we recorded inception to date revenue related to this license agreement in the amount of $1.6 million of which $33,000 was recorded as revenue during 2008. We may also receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents of the LidoPAIN BP product candidate are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. We are also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones of covered Endo products, including Lidoderm®, Endo’s chronic lower back pain product candidate, so long as our patents provide protection thereof. The total amount of upfront and milestone payments we are eligible to receive under the Endo agreement is $90.0 million. No progress in the development of LidoPAIN BP or Lidoderm with respect to back pain has been reported. Accordingly, we do not expect to receive any further compensation pursuant to this license agreement.

In connection with our merger with Maxim on January 4, 2006, we acquired a license agreement with Myriad under which we licensed our MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Myriad has initiated clinical trials for AzixaTM, also known as MPC6827 and a MX90745 series compound, for the treatment of brain cancer. We are also eligible to receive milestone payments from Myriad of up to approximately $24.0 million upon the achievement of specified net sales milestones of covered Myriad products. The total amount of upfront and milestone payments we are eligible to receive under the Myriad agreement is $27.0 million. There is no certainty that any of these milestones will be achieved or any royalty earned. Under the terms of the agreement, Myriad is responsible for the worldwide development and commercialization of any drug candidates from this series of compounds. The agreement requires that Myriad make licensing, research and milestone payments to us assuming the successful commercialization of a compound for the treatment of cancer, as well as pay a royalty on product sales. In September 2006, Myriad announced positive Phase I clinical trial results for AzixaTM and in March 2007 announced that it had commenced a registration size clinical trial for the product candidate. In March 2008, we received a milestone payment of $1.0 million upon dosing of the first patient in this trial. As of December 31, 2009, we recorded inception to date revenue of $0.1 million related to this license agreement.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $235.0 million as of December 31, 2009, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.
The following table describes our liquidity and financial position on December 31, 2009 and 2008.

	December 31,	December 31,
	2009	2008
	(in thousands)
Working capital (deficit)	$1,407	$(8,535)
Cash and cash equivalents	5,142	790
Notes and loans payable, current portion	985	3,275
Notes and loans payable, long term portion	$967	$277
Working Capital (Deficit)
As of December 31, 2009, we had working capital of $1.4 million, consisting of current assets of $6.9 million and current liabilities of $5.5 million. This represents a favorable change in working capital of approximately $9.9 million from our working capital deficit of $8.5 million on current assets of $1.2 million and current liabilities of $9.7 million as of December 31, 2008. We funded our working capital deficit and the cash portion of our 2009 operating loss with proceeds from our June 2009, February 2009 and December 2008 financings. In January 2010, the Company received $3 million from Meda in connection with the signing of the Ceplene® European marketing and distribution agreement. Meda is also required to pay an additional $2 million upon its commercial launch of Ceplene® and a royalty on net sales. We believe our cash will be sufficient to fund our operations and meet debt service requirements into the third quarter 2010. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2010.
Cash and Cash Equivalents
At December 31, 2009, our cash and cash equivalents totaled $5.1 million. At December 31, 2008, cash and cash equivalents totaled $0.8 million. Our cash and cash equivalents consist primarily of an interest bearing money market account. In June 2009, we sold approximately 4.0 million shares of common stock and warrants to purchase 1.4 million shares of common stock for gross proceeds of $9.6 million, $8.9 million net of $0.7 million in transaction costs. In February 2009, we received net proceeds of approximately $14.0 million, after $1.6 million in transaction costs and establishing a restricted cash account of $9.4 million for make-whole interest, from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 4.2 million shares of the Company’s common stock at an exercise price of $3.105 per share.

In December 2008, we received $1.0 million in net proceeds from the issuance of convertible subordinated notes due April 2009. On August 11, 2008, we sold approximately 1.7 million shares of common stock and warrants to purchase 1.0 million shares of common stock for gross proceeds of $4.0 million, $3.7 million net of $0.3 million in transactions costs. In addition, in consideration of the receipt of $1.3 million in connection with the exercise of all of the warrants issued in connection with our August 1, 2008 public offering, we issued to the investors in that offering new warrants to purchase up to approximately 1.0 million shares of our Common Stock. On August 1, 2008, we sold approximately 1.8 million shares of common stock and warrants to purchase 1.0 million shares of common stock for gross proceeds of $3.0 million, $2.8 million net of $0.2 million in transactions costs. In July 2008, we sold approximately 0.7 million shares of common stock and warrants to purchase 0.7 million shares of common stock for gross proceeds of $0.5 million, $0.5 million net of $50,000 in transactions costs. In June 2008, we sold approximately 2.7 million shares of common stock and warrants to purchase 2.7 million shares of common stock for gross proceeds of $2.0 million, $1.8 million net of $0.2 million in transaction costs. In March 2008, we sold approximately 1.8 million shares of common stock and warrants to purchase 0.9 million shares of common stock for gross proceeds of $5.0 million, $4.7 million net of $0.3 million in transactions costs.
Current and Future Liquidity Position
During 2009, we raised gross proceeds of $34.6 million, $22.9 million net of $2.3 million in transaction costs and establishing a restricted cash account of $9.4 million for make-whole interest. As of December 31, 2009 we had approximately $5.1 million in cash and cash equivalents. In January 2010 we received $3 million from Meda AB in connection with the signing of the Ceplene European marketing and distribution agreement with Meda. Meda is also required to pay an additional $2 million upon its commercial launch of Ceplene® and a royalty on net sales. Our anticipated average monthly cash operating expenses in 2010 is approximately $1.6 million per month. In addition, we are required to make interest and principal payments to our lender tbg on each of June 30, 2010 and December 31, 2010 in the amount of approximately $0.5 million. We believe that our cash is sufficient to fund operations into the third quarter 2010. We may receive cash from certain of our licensing partners during 2010 for achievement of clinical milestones, and we may raise additional funds through the issuance of debt and/or equity to meet our cash needs. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene during 2010.
We plan to out license our NP-1 compound to a third party who will agree to complete clinical development and commercialize the product upon receipt of necessary regulatory approvals. Discussions with prospective partners are continuing, however at this time we are unable to determine whether or when such an agreement might be concluded or the amount of any fees that may be paid to us in 2010 in connection with the agreement.
In February 2010, we established an “At-the-Market” offering program through which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through our sales agent. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, at market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through the sales agent on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, or otherwise, at negotiated prices or at prices related to the prevailing market price. We will designate the maximum amount of shares of common stock to be sold on a daily basis as we and our sales agent may agree. We plan to utilize this program at such times and in such amounts so as to minimize disruption to the trading of our stock, and therefore in times of low trading volume we may severely limit or refrain from using the program. If we are unable to meet our liquidity needs through this program, we may seek alternative sources of equity and/or debt.
If additional funds are raised by issuing equity, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be forced to delay, scale back, or eliminate some or all of our commercialization efforts for Ceplene and our research and development programs or to cease operations entirely.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	revenues generated from the sale of Ceplene® in Europe, including payments from our marketing partner;
•	manufacturing costs of Ceplene®
•	the timing, receipt and amount of front-end fees and milestone payments that may become payable through an NP-1 license;
•	progress in our research and development programs, as well as the magnitude of these programs;
•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;
•	the ability to establish and maintain additional collaborative arrangements;
•	the resources, time and costs required to successfully initiate and complete our preclinical and clinical trials, obtain regulatory approvals, protect our intellectual property;
•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and
•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
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
In December 2006, we entered into a Standby Equity Distribution Agreement or SEDA with YA Global Investments, L.P. We did not draw down on the SEDA, which expired in December 2009.
Operating Activities
Net cash used in operating activities was $29.5 million in 2009, as compared to $15.6 million in 2008 and $25.8 million in 2007. In 2009, cash was primarily used to fund our net loss for the year for research and development, general, administrative and interest expense. The net loss was partially offset by non-cash charges of $10.5 million in amortization of deferred financing costs and discount on loans, $1.4 million of stock-based compensation and $0.4 million of depreciation and amortization expense. Inventory increased by $1.3 million as we prepared for the launch of Ceplene in Europe and deferred revenue decreased by $0.4 million to account for the portion of the Myriad, Endo and DURECT deferred revenue recognized as revenue. Accounts payable and accrued expenses also decreased by $1.8 million as a result of payments to our vendors.
The 2008 net loss was partially offset by non-cash charges of $2.3 million of stock-based compensation, $1.7 million related to the extinguishment of debt as a result of entering into a second amendment with our senior secured lender in June 2008, and $0.6 million of depreciation and amortization expense. Accounts payable increased by $1.5 million as a result of our delaying payments to our vendors. Deferred revenue increased by $3.4 million as a result of receiving a $1.0 million milestone payment from our partner, Myriad, following dosing of the first patient in a Phase II registration sized clinical trial for AzixaTM and a $2.3 million payment from DURECT upon granting DURECT royalty-free, fully paid up, perpetual and irrevocable rights to our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain, which was partially offset by $0.2 million to account for the portion of the Myriad, Endo and DURECT deferred revenue recognized as revenue.
Investing Activities
Net cash used in investing activities was $0.1 million in 2009 compared with net cash provided by investing activities of $0.3 million in 2008 and net cash used in investing activities of $0.2 million in 2007. In 2009, cash was used to establish restricted cash for a $9.4 million make-whole interest payment resulting from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, the release of $9.3 million from restricted cash to pay for interest on the 7.5556% notes as the result of the conversion of $24.5 million in aggregate principal amount of the 7.5556% notes, $0.1 million in proceeds from the sale of equipment in our San Diego research facility and $27,000 for the purchase of equipment. In 2008, net cash provided by investing activities consisted primarily of the release of restricted cash amounting to $0.3 million resulting from our failure to make certain required lease payments when due and, as a result, the landlord exercised their right to draw down our letter of credit. We do not anticipate significant capital expenditures in the near future.

Financing Activities
Net cash provided by financing activities was $33.9 million in 2009 compared to $11.1 million in 2008 and $16.8 million in 2007. In 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, netting us $14.0 million after $1.6 million in transaction costs and establishing a restricted cash account of $9.4 million for make-whole interest. In June 2009, we raised $9.6 million gross proceeds, $8.9 million net of $0.7 million in transaction costs, in connection with the issuance of common stock and warrants. We also received proceeds of $3.9 million related to the exercise of approximately 3.4 million warrants in 2009. We repaid the outstanding loan balance with Hercules of approximately $8,000 and deferred financing costs of $0.2 million, resulting in our having no further obligations under this loan agreement. We also repaid $1.0 million of the subordinated convertible notes due April 10, 2009 and paid $0.9 million towards the remaining balance of our loan with tbg. During 2008, we issued common stock and common stock purchase warrants for $13.3 million, net of transaction costs of $1.1 million. During 2008, we also issued $1.1 million in convertible subordinated debt, due April 2009.
Contractual Obligations
As of December 31, 2009, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of December 31, 2009):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Notes and loans payable	$985	$618	$500	$—	$2,103
Interest expense	144	108	38	—	290
Operating leases	1,064	1,863	661	—	3,588
Other obligations	2,326	2,429	754	—	5,509

Total	$4,519	$5,018	$1,953	$—	$11,490

€1.5 Million Due 2011. In August 1997, our subsidiary, EpiCept GmbH entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, or tbg. The loan initially bore interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. We considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. We assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.
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
On December 20, 2007, EpiCept GmbH entered into a repayment agreement with tbg, whereby EpiCept GmbH paid tbg approximately €0.2 million ($0.2 million) in January 2008, representing all interest payable to tbg as of December 31, 2007. The loan balance of €1.5 million ($2.0 million), plus accrued interest at a rate of 7.38% per annum beginning January 1, 2008 was required to be repaid to tbg no later than June 30, 2008. Tbg waived any additional interest payments of approximately €0.5 million ($0.7 million). EpiCept GmbH considered this a substantial modification to the original debt agreement and has recorded the new debt at its fair value in accordance with ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”). As a result of the modification to the original debt agreement, EpiCept GmbH recorded a gain on the extinguishment of debt of $0.5 million in December 2007. Accrued interest attributable to the additional interest payments totaled $0 at December 31, 2009 and 2008.
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
$25.0 million 7.5556% Convertible Notes Due 2014. On February 4, 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible subordinated notes due February 2014 and five and-a-half year warrants to purchase approximately 4.2 million shares of common stock at an exercise price of $3.105 per share. Each $1,000 in principal aggregate amount of the notes is initially convertible into approximately 371 shares of Common Stock, at the option of the holders or upon specified events, including a change of control, and if the Company’s common stock trades at or greater than $5.10 a share for 20 out of 30 days, beginning February 9, 2010. Upon any conversion or redemption of the notes, the holders will receive a make-whole payment in an amount equal to the interest payable through the scheduled maturity of the converted or redeemed notes, less any interest paid before such conversion or redemption. Interest is due and payable on the notes semi-annually in arrears on June 30 and December 31, beginning on June 30, 2009.
The Company allocated the $25.0 million in proceeds between the convertible subordinated notes and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $8.8 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding convertible subordinated notes using the effective interest method. At the date of the transaction, the fair value of the warrants of $8.8 million was determined utilizing the Black-Scholes option pricing model under the following assumptions: dividend yield of 0%, risk free interest rate of 1.99%, volatility of 118% and an expected life of five years. During 2009, the Company recognized approximately $8.6 million of non-cash interest expense related to the accretion of the debt discount as a result of the conversion of $24.5 million of the convertible subordinated notes into approximately 9.1 million shares of the Company’s common stock.
As of December 31, 2009, after giving effect to the conversions into common stock, the remaining aggregate principal amount of the Notes outstanding is $0.5 million.
$1.1 million Subordinated Convertible Notes Due 2009. In December 2008, we completed the sale of subordinated convertible notes due April 10, 2009 for aggregate proceeds of $1.0 million. The notes were convertible into shares of our common stock at any time upon the election of the Purchasers at $1.00 per share. The notes were subordinated to the senior secured loan. The notes were issued as an original issue discount obligation in lieu of periodic interest payments and therefore no interest payments were made under these notes. Accordingly, the aggregate principal face amount of the notes was $1,112,500. We repaid these notes in January and February 2009.
$0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at December 31, 2009 is $0.3 million.
Senior Secured Term Loan. In August 2006, we entered into a senior secured term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., or Hercules. The interest rate on the loan was initially 11.7% per year. In addition, we issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.2 million shares of our common stock at an exercise price of $7.95 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by us in December 2006 and an amendment entered into in January 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.3 million shares of our common stock at an exercise price of $4.38 per share. Hercules exercised 0.1 million warrants in August 2007 and had 0.2 million warrants remaining as of this date. The basic terms of the loan required monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest which commenced on April 1, 2007. Any outstanding balance of the loan and accrued interest was to be repaid on August 30, 2009. In connection with the terms of the loan agreement, we granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

We allocated the $10.0 million in proceeds between the term loan and the warrants based on their relative fair values. We calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a debt discount. The debt discount was being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. During 2009 and 2008, we recognized approximately $0 and $0.1 million, respectively, of non-cash interest expense related to the accretion of the debt discount. Since inception of the term loan, we recognized approximately $0.8 million of non-cash interest expense related to the accretion of the debt discount.
On May 5, 2008, we entered into the first amendment to the loan agreement. Under this agreement we paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in our bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.7 million shares of our common stock at an exercise price of $0.90 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entities Own Equity” (“ASC 815-40”).Therefore, the warrants were reclassified as a liability from equity for approximately $0.4 million at the date of the amendment to the loan agreement. The value of the warrants shares were being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with ASC 815-40 and were reclassified as equity from a liability for $0.3 million. We recognized a change in the fair value of warrants and derivatives of approximately $0.1 million as a gain on the consolidated statement of operations. The warrants issued under this amendment were exercised in full during the third quarter of 2008 and zero warrants were outstanding at December 31, 2009.
On June 23, 2008, we entered into the second amendment to the loan agreement. Under this amendment, we paid Hercules a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, we were required to make contingent payments of $0.5 million resulting from the approval of Ceplene®, which was paid in September 2008, and $0.3 million if the Phase II trial for NP-1 yields statistically significant results of the primary endpoints, which was paid in February 2009. Hercules was permitted to convert up to $1.9 million of the outstanding principal balance into up to 1.2 million shares of our common stock at a price of $1.545 per share. In October 2008 and December 2008, Hercules converted $1.9 million of the outstanding loan balance into approximately 1.2 million shares of our common stock. As of December 31, 2009, there was no balance remaining on the senior secured loan.
Finally, in connection with the second amendment to the loan agreement, we issued Hercules warrants to purchase an aggregate of 1.3 million shares of our common stock at an exercise price of $1.17 per share and an aggregate of 0.3 million shares of our common stock at an exercise price of $1.23 per share. We considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with ASC 470-50. As a result of the modification to the original debt agreement, we recorded a loss on the extinguishment of debt of $2.0 million in June 2008. The warrants issued as a result of this amendment remain outstanding at December 31, 2008. As of December 31, 2009, there were warrants to purchase an aggregate of 0.1 million shares of our common stock at an exercise price of $1.17 per share and warrants to purchase an aggregate of 0.3 million shares of our common stock at an exercise price of $1.23 per share outstanding as of this date.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2010. Long-term commitments under operating leases for facilities leased by Maxim and retained by us relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. In June 2008, we defaulted on our lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent. At December 31, 2009, we are current with our lease payments on this facility. We discontinued our drug discovery activities at this location and are currently looking to sublease the premises located in San Diego, California. In July 2006, we terminated our lease of certain other property in San Diego, California. In connection with the lease termination, we issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.

We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of December 31, 2009, we may be required to make future milestone payments, totaling approximately $5.5 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
We are also obligated to make future royalty payments to three of our collaborators under existing license agreements, based on net sales of Ceplene®, NP-1 and crinobulin, to the extent revenues on such products are realized. We cannot reasonably determine the amount and timing of such royalty payments and they are not included in the table above.
Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-09, Subsequent Events (ASC Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
In October 2009, the FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.
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
In March 2008, the FASB issued ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”). ASC 815-10 requires that an entity provide enhanced disclosures related to derivative and hedging activities. ASC 815-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS
The financial currency of our German subsidiary is the euro. As a result, we are exposed to various foreign currency risks. First, our consolidated financial statements are in U.S. dollars, but a portion of our consolidated assets and liabilities is denominated in euros. Accordingly, changes in the exchange rate between the euro and the U.S. dollar will affect the translation of our German subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. We also bear the risk that interest on our euro-denominated debt, when translated from euros to U.S. dollars, will exceed our current estimates and that principal payments we make on those loans may be greater than those amounts currently reflected on our consolidated balance sheet. If the U.S. dollar depreciation to the euro had been 10% more throughout 2009, we estimate that our interest expense and the fair value of our euro-denominated debt would have increased by $14,000 and $0.1 million, respectively. Historically, fluctuations in exchange rates resulting in transaction gains or losses have had a material effect on our consolidated financial results. We have not engaged in any hedging activities to minimize this exposure, although we may do so in the future.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Based on this assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
This Annual Report includes an attestation report of our independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
EpiCept Corporation
Tarrytown, NY
We have audited the internal control over financial reporting of EpiCept Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 12, 2010

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management and Board of Directors
We have a strong team of experienced business executives, scientific professionals and medical specialists. Our executive officers and directors, their ages and positions as of March 5, 2010 are as follows:

Name	Age	Position/Affiliation
John V. Talley	54	President, Chief Executive Officer and Director
Robert W. Cook	54	Chief Financial Officer — Senior Vice President, Finance and Administration, and Secretary
Stephane Allard, M.D.	56	Chief Medical Officer
Dileep Bhagwat, Ph.D.	59	Senior Vice President, Pharmaceutical Development
Michael Chen	60	Vice President, Global Business Development
Ben Tseng, Ph.D.	65	Chief Scientific Officer
Robert G. Savage	56	Chairman of the Board
Guy C. Jackson	67	Director
Gerhard Waldheim	61	Director
Wayne P. Yetter	64	Director
A. Collier Smyth, M.D.	64	Director
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

Michael Chen served as our Vice President for Global Business Development from May 2006 to January 2010. Prior to joining us, Mr. Chen was the Executive Vice President for Sales and Marketing with the SpyGlass Group, a healthcare consulting firm. From 1995 to 2004, Mr. Chen was the Executive Director, Worldwide Licensing and Acquisitions for Johnson & Johnson. Prior to that position, Mr. Chen was the Vice President for Business Development with Synaptic Pharmaceutical Corporation from 1993 to 1995 and the Director — Business Development with CIBA-Geigy from 1985 to 1993. Mr. Chen received his MBA from Harvard Business School, an S.M. in chemical engineering from the Massachusetts Institute of Technology and a B.S. in chemical engineering (with distinction) from Cornell University.
Ben Tseng, Ph.D. served as our Chief Scientific Officer from January 2006 to May 2009. Prior to that he was Vice President, Research, at Maxim. Mr. Tseng joined Maxim as Senior Director, Research in 2000. Prior to its acquisition by Maxim in 2000, Dr. Tseng served as Vice President, Biology for Cytovia, Inc., which he joined in 1998. Dr. Tseng also served in executive research positions at Chugai Biopharmaceutical, Inc. from 1995-1998 and, Genta Inc. from 1989 to 1995. Prior to joining Genta, Dr. Tseng was a tenured Associate Adjunct Professor in the Department of Medicine, faculty member of the Physiology and Pharmacology Program, and Associate Member of the Cancer Center at the University of California, San Diego. Dr. Tseng received a B.A. in Mathematics from Brandeis University and a Ph.D in Molecular Biophysics and Biochemistry from Yale University.
Bernard R. Tyrrell joined EpiCept as the Senior Vice President, Sales and Marketing in November 2009. Most recently, Mr. Tyrrell led Otsuka America Pharmaceutical’s Oncology Division in North America. In prior assignments, with leading pharmaceutical companies in the US and EU including Eli Lilly, Johnson & Johnson and AstraZeneca, and in biotech companies including Oncor Inc. and Biotechnology General, he lead commercialization efforts for new and existing brands within multiple specialty therapeutic areas. Mr. Tyrrell lived in the UK for more than 7 years where he led AstraZeneca’s Oncology and Infection Global Marketing and launched Eli Lilly’s Gemzar. Mr. Tyrrell is a Registered Pharmacist. Mr. Tyrrell earned a BS in Pharmacy from the Massachusetts College of Pharmacy and holds an MBA in Marketing Management from Bryant College in Smithfield, Rhode Island.
Board of Directors
Robert G. Savage has been a member of our Board since December 2004 and serves as the Chairman of the Board. Mr. Savage has been a senior pharmaceutical executive for over twenty years. He held the position of Worldwide Chairman of the Pharmaceuticals Group at Johnson & Johnson and was both a company officer and a member of the Executive Committee. He also served Johnson & Johnson in the capacity of a Company Group Chairman and President of Ortho-McNeil Pharmaceuticals. Most recently, Mr. Savage was President of the Worldwide Inflammation Group for Pharmacia Corporation and is presently President and CEO of Strategic Imagery LLC, a consulting company of which he is the principal. He has held multiple positions leading marketing, business development and strategic planning at Hoffmann-La Roche and Sterling Drug. Mr. Savage is a director of The Medicines Company, a specialty pharmaceutical company. Mr. Savage received a B.S. in Biology from Upsala College and an M.B.A. from Rutgers University. Based on Mr. Savage’s familiarity with the Company as an incumbent member of the Company’s Board of Directors, his membership on the board of directors of other public companies and his knowledge of the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Savage has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Guy C. Jackson has been a member of our Board since December 2004. In June 2003, Mr. Jackson retired from the Minneapolis office of the accounting firm of Ernst & Young LLP after 35 years with the firm and one of its predecessors, Arthur Young & Company. During his career, he served as audit partner for numerous public companies in Ernst & Young’s New York and Minneapolis offices. Mr. Jackson also serves as a director and Chairman of the audit committee of Cyberonics, Inc. and Urologix, Inc., both medical device companies; Digi International Inc., a technology company; and Life Time Fitness, Inc., an operator of fitness centers. Mr. Jackson received a B.S. in Business Administration from The Pennsylvania State University and a M.B.A. from the Harvard Business School. Based on Mr. Jackson’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as the Chairperson of our Audit Committee and his membership on the board of directors of other public companies, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Jackson has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Gerhard Waldheim has been a member of our board since July 2005. Since 2000, he has co-founded and built Petersen, Waldheim & Cie. GmbH, Frankfurt, which focuses on private equity and venture capital fund management, investment banking and related financial advisory services. Biotech and pharma delivery systems are among the focal points of the funds managed by his firm. Prior to that, Mr. Waldheim held senior executive and executive board positions with Citibank, RZB Bank Austria, BfG Bank in Germany and Credit Lyonnais in Switzerland; over the years, his banking focus covered lending, technology, controlling, investment banking and distressed equity. Prior to that, he worked for the McKinsey banking practice. He received an MBA from Harvard Business School in 1974 and a JD from the Vienna University School of Law in 1972. Based on Mr. Waldheim’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as a member of our Audit Committee, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Waldheim has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Wayne P. Yetter has served as a member of our board of directors since January 2006, and prior thereto served as a member of Maxim’s board of directors. From September 2005 to August 2008, Mr. Yetter was the Chief Executive Officer of Verispan LLC (health care information). From 2003 to 2005 he was the founder of BioPharm Advisory LLC and served on the Advisory Board of Alterity Partners (mergers and acquisition advisory firm) which is now part of FTN Midwest Securities. From November 2004 to September 2005, Mr. Yetter served as the interim Chief Executive Officer of Odyssey Pharmaceuticals, Inc., the specialty pharmaceutical division of Pliva d.d. From September 2000 to June 2003, Mr. Yetter served as Chairman and Chief Executive Officer of Synavant Inc. (pharmaceutical marketing/technology services). From 1999 to 2000, he served as Chief Operating Officer at IMS Health, Inc. (information services for the healthcare industry). He also served as President and Chief Executive Officer of Novartis Pharmaceuticals Corporation, the U.S. Division of the global pharmaceutical company Novartis Pharma AG, and as President and Chief Executive Officer of Astra Merck. Mr. Yetter began his career with Pfizer and later joined Merck & Co., holding a variety of marketing and management positions including Vice President, Marketing Operations, responsible for global marketing functions and Vice President, Far East and Pacific. Mr. Yetter serves on the board of directors of InfuSystem Holdings Inc. (a healthcare services company). Based on Mr. Yetter’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as a member of our Audit Committee, his prior membership on the board of directors of other public companies and his knowledge of the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Yetter has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
A. Collier Smyth, M.D. has served as a member of our board of directors since April 2009, following his retirement from Bristol-Myers Squibb Company, or BMS, where he served as Senior Vice President of Medical Strategy, Oncology. Prior to his recent retirement from BMS, Dr. Smyth led oncology medical affairs in the United States, including the U. S. life-cycle development of paclitaxel (Taxol®), carboplatin (Paraplatin®) and ifosfamide (Ifex®). Most recently, he participated in the launch of multiple BMS oncology drugs, including cetuximab (Erbitux®), dasatinib (Sprycel®) and ixabepilone (Ixempra®). During his thirteen-year tenure with BMS, Dr. Smyth oversaw key aspects of medical strategy, medical liaison, medical information, clinical operations, regulatory affairs, quality assurance and compliance in the oncology division of BMS. At times, medical affairs for virology and immunoscience were added to his oncology responsibilities. Prior to joining BMS, Dr. Smyth served as vice president of medical affairs with American Oncology Resources, Inc., now U.S. Oncology, where he was responsible for establishing the strategic priorities of the country’s largest oncology physician group practice. Previously, Dr. Smyth was the founder and president of New Hampshire Oncology/Hematology, the first office-based medical oncology practice in New Hampshire. Dr. Smyth also serves on the Board of Directors of Ariad Pharmaceuticals, Inc. Based on Dr. Smyth’s knowledge of oncology and the pharmaceutical industry and his familiarity with the Company as an incumbent member of the Company’s Board of Directors, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Dr. Smyth has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Board Composition and Leadership Structure
Our board of directors is divided into three classes, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders. A majority of the members of our board of directors are “independent” of us and our management. Directors Jackson and Yetter are in the class of directors whose term expires at the 2012 annual meeting of stockholders. Directors Waldheim and Smyth is in the class of directors whose term expires at the 2010 annual meeting of stockholders. Directors Talley and Savage are in the class of directors whose term expires at the 2011 annual meeting of stockholders.
Mr. Savage is the Chairman of the Board. Our Chief Executive Officer, Mr. Talley, serves as a director, though he is not a member of any standing committees of the board.
Meetings and Meeting Attendance
During the fiscal year ended December 31, 2009, there were 14 meetings of the board of directors. All incumbent directors attended 75% or more of the Board meetings and meetings of the committees on which they served during the last fiscal year. Directors are encouraged to attend the annual meeting of stockholders. All directors attended the 2009 annual meeting of stockholders.

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
Audit Committee. Our Audit Committee is responsible for the oversight of such reports, statements or charters as may be required by The Nasdaq Capital Market, The Nasdaq OMX Stockholm Exchange or federal securities laws, as well as, among other things:
•	overseeing and monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, and our internal accounting and financial controls and risk management (with the persons who supervise risk management reporting directly to the committee);
•	preparing the report that SEC rules require be included in our annual proxy statement;
•	overseeing and monitoring our independent registered public accounting firm’s qualifications, independence and performance;
•	providing the board with the results of our monitoring and recommendations; and
•	providing to the board additional information and materials as it deems necessary to make the board aware of significant financial matters that require the attention of the board.
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
Compensation Committee. Our Compensation Committee is composed of Messrs. Savage, Smyth and Jackson, all of whom are a non-employee member of our board of directors. Mr. Savage serves as Chairman of our Compensation Committee. Each member of our Compensation Committee is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986 and a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act and the rules of The Nasdaq Capital Market. The Compensation Committee is responsible for, among other things:
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
In making its recommendations to the board, the committee considers, among other things, the qualifications of individual director candidates. While the committee has no specific policy with regard to the consideration of diversity in identifying director candidates, the committee works with the board to determine the appropriate characteristics, skills, and experiences for the board as a whole and its individual members with the objective of having a board with diverse backgrounds and experience in business, finance, and medicine. Characteristics expected of all directors include independence, integrity, high personal and professional ethics, sound business judgment, and the ability and willingness to commit sufficient time to the board. In evaluating the suitability of individual board members, the board takes into account many factors, including general understanding of marketing, finance, and other disciplines relevant to the success of a publicly traded company in today’s business environment; understanding of our business and technology; educational and professional background; personal accomplishment; and geographic, gender, age, and diversity. The board evaluates each individual in the context of the board as a whole, with the objective of recommending a group that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound judgment using its diversity of experience. In determining whether to recommend a director for re-election, the committee also considers the director’s past attendance at meetings, participation in and contributions to the activities of the board, and the results of the most recent board self-evaluation. The Corporate Governance and Nominating Committee will consider director candidates recommended by stockholders submitted in accordance with our by-laws.
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
Section 16(a) Beneficial Ownership Reporting Compliance
No person who, during the fiscal year ended December 31, 2009, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the our common stock which is the only class of securities of the Company registered under Section 12 of the Exchange Act, failed to file on a timely basis reports required by Section 16 of the Exchange Act during the most recent fiscal year. The foregoing is based solely upon a review by us of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for the year ended December 31, 2009 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Role of the Compensation Committee
Our executive compensation is administered by the Compensation Committee of the Board of Directors. The members of this committee are Robert G. Savage (Chairman), A. Collier Smyth and Guy C. Jackson, each an independent, non-employee director. In 2009, the Compensation Committee met eight times and all of the members of the Compensation Committee were present during each meeting.
Under the terms of its Charter, the Compensation Committee is responsible for delivering the type and level of compensation to be granted to our executive officers. In fulfilling its role, the Compensation Committee reviews and approves for the Chief Executive Officer (CEO) and other executive officers: (1) the annual base salary, (2) the annual incentive bonus, including the specific goals and amounts, (3) equity compensation, (4) employment agreements, severance arrangements and change in control arrangements and (5) any other benefits, compensation, compensation policies or arrangements.
All new employee equity grants, subsequent grants to existing employees and any grant to executive officers are approved by the Compensation Committee.
While management may use consultants to assist in the evaluation of the CEO or executive officer compensation, the Compensation Committee has authority to retain its own compensation consultant, as it sees fit. The Compensation Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors.
During 2009, the Compensation Committee retained Radford, an Aon Consulting Company, or Radford, to provide compensation information. The Compensation Committee received compensation recommendations from the CEO, relevant background information on our executive officers and compensation studies conducted by Radford. The Compensation Committee then reviewed the compensation recommendation with the CEO for all executives, except for the CEO. The CEO was not present during the discussion of his compensation. The Compensation Committee then determined the compensation levels for the executive officers and reported that determination to the Board.
Compensation Objectives Philosophy
The primary objectives of the Compensation Committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual cash bonuses and long-term equity incentives to achievement of performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee implements and maintains compensation plans that tie a substantial portion of executive officer’s overall compensation to (i) operational goals such as meeting operating plans and budgets, review of organization and staff and the implementation of requisite changes, (ii) strategic goals such as the establishment and maintenance of key strategic relationships, the development of our product candidates and the identification and advancement of additional product candidates and (iii) financial factors, such as success in raising capital and improving our results of operations. The Compensation Committee evaluates individual executive performance with the goal of setting compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size and stage of development operating in the biotechnology and specialty pharmaceutical industries while taking into account our relative performance and our own strategic goals.
Compensation Program
In order to achieve the above goals, our total compensation packages include base salary and annual bonus, all paid in cash, as well as long-term compensation in the form of stock options, restricted stock and/or restricted stock units. We believe that appropriately balancing the total compensation package is necessary in order to provide market-competitive compensation. The costs of our compensation programs are a significant determinant of our competitiveness. Accordingly, we are focused on ensuring that the balance of the various components of our compensation program is optimized to motivate employees to achieve our corporate objectives on a cost-effective basis.

Review of External Data.
The Compensation Committee obtained a survey of the compensation practices of our peers in the United States in order to assess the competitiveness of our executive compensation. In the fourth quarter of 2009, the Compensation Committee obtained data from Radford for a number of biotechnology and specialty pharmaceutical companies with less than $50.0 million in revenue, comparable numbers of employees, comparable market capitalization and/or similar product offerings (the general peer group). The peer group consists of Adolor Corporation, Anesiva, Inc., A.P. Pharma, Inc., Ariad Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Cell Therapeutics, Inc., Depomed, Inc., Durect Corporation, Genta, Inc., Nastech Pharmaceutical Company, Inc., NeoPharm, Inc., Novacea, Inc., NPS Pharmaceuticals, Inc., Oxigene, Inc., Pain Therapeutics, Inc., Pozen, Inc. and Titan Pharmaceuticals, Inc. The Compensation Committee asked Radford to conduct assessments in three areas of compensation for executive positions: 1) total direct compensation (base salary) for our executive officers; 2) target total cash compensation (salary and bonus); and 3) equity grants.
For executive officers, we targeted the aggregate value of our total cash compensation (base salary and bonus) near the 50th percentile of the general peer group and long-term equity incentive compensation near the 75th percentile. The Compensation Committee strongly believes in engaging the best talent in critical functions, and this may entail negotiations with individual executives who may have significant retention packages in place with other employers. In order to attract such individuals to our Company, the Compensation Committee may determine that it is in our best interests to negotiate packages that deviate from the general principle of benchmarking our compensation on our general peer group. Similarly, the Compensation Committee may determine to provide compensation outside of the normal cycle to individuals to address retention issues.
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
Annual Bonus. The Compensation Committee has the authority to award annual bonuses to our executive officers and other key employees. The Compensation Committee reviews potential annual cash incentive awards for our named executive officers annually to determine award payments, if any, for the last completed fiscal year, as well as to establish award opportunities for the current year. The Compensation Committee intends to utilize annual incentive bonuses to compensate executive officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will vary depending on the individual executive officer, but will relate generally to (i) operational goals such as those related to operating plans and budgets, review of organization and staff and the implementation of requisite changes, (ii) strategic goals such as the establishment and maintenance of key strategic relationships, the development of our product candidates and the identification and advancement of additional product candidates and (iii) financial factors, such as success in raising capital and our results of operations. The Compensation Committee evaluates individual executive performance with the goal of setting compensation at levels the Compensation Committee believes, based on the Radford survey, are comparable with executive officers in other companies of similar size and stage of development operating in the biotechnology and specialty pharmaceutical industries while taking into account our relative performance and our own strategic goals. In 2009, the Compensation Committee awarded bonuses to certain of our executive officers. The Compensation Committee also has the ability to grant discretionary bonuses to executive officers. No discretionary bonuses were granted in 2009.

For 2009, annual cash bonus award opportunities for the named executive officers are summarized below. These awards were determined and paid in 2010 and, accordingly, they are not reflected in the summary compensation table.
Annual Cash Bonus Award Opportunity

	Target Performance
		% of Salary	Amount	Amount Paid
Jack Talley	FY 2009	55	$239,250	$119,625
Robert Cook	FY 2009	30	83,120	81,120
Stephane Allard	FY 2009	30	81,000	93,150
Ben Tseng (1)	FY 2009	30	81,000	—
Dileep Bhagwat	FY 2009	30	81,000	68,850

(1)	Ben Tseng served as our Chief Scientific Officer from January 2006 to May 2009.
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
The Compensation Committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of our CEO.
In 2009, certain named executive officers were awarded stock options in the amounts indicated in the section entitled “Option Grants in Last Fiscal Year (2009).” These grants included grants made in January 2009 in connection with merit-based grants made by the Board of Directors to certain of our executive officers, which were intended to encourage an ownership culture among our executive officers. The January 2009 grants were also made to certain of our executive officers based on performance of such executive officers and to reward our executive officers for their service and to encourage continued service with us. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest monthly over a four-year period based upon continued employment, and generally expire ten years after the date of grant.

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
Restricted Stock and Restricted Stock Units Our 2005 equity incentive plan authorizes us to grant restricted stock and restricted stock units. In 2009, certain named non-employee directors were granted 14,375 restricted stock units with an aggregate fair market value of $31,000. In order to implement our long-term incentive goals, we may grant restricted stock units in the future in conjunction with stock options.
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

Executive Compensation
The following table sets forth the compensation earned for services rendered to us in all capacities by our chief executive officer and certain executive officers whose total cash compensation exceeded $100,000 for the year ended December 31, 2009, collectively referred to in this annual report as the “named executive officers.”
Summary Compensation Table

							Change in
							pension
							value and
							nonqualified
						Non-Equity	deferred
				Stock	Option	Incentive Plan	compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	earnings	Compensation		Total
Name/Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)	($)	($)		($)
John V. Talley	2009	435,000	358,875	—	345,573	—	—	37,175	(4)	1,176,623
President and	2008	435,000	200,000	117,250	329,378	—	—	37,776	(4)	1,119,404
Chief Executive Officer	2007	400,000	175,000	99,525	278,943	—	—	49,685	(4)	1,003,153

Robert W. Cook	2009	270,400	81,120	—	93,039	—	—	20,202	(5)	464,761
Chief Financial Officer,	2008	270,400	65,000	42,746	114,378	—	—	15,891	(5)	508,415
Senior Vice President Finance & Administration	2007	260,000	46,875	22,995	63,451	—	—	24,657	(5)	417,978

Stephane Allard	2009	270,000	121,500	—	106,330	—	—	20,788	(5)	518,618
Chief Medical Officer	2008	270,000	52,083	42,746	145,816	—	—	16,476	(5)	527,121
	2007	213,182	—	—	113,797	—	—	15,136	(5)	342,115

Dileep Bhagwat	2009	270,000	121,500	—	106,330	—	—	26,724	(5)	524,554
Senior Vice President,	2008	270,000	93,750	42,746	145,816	—	—	26,476	(5)	578,788
Pharmaceutical Development	2007	250,000	57,200	34,482	97,612	—	—	25,813	(5)	465,107

Michael Chen	2009	237,000	35,550	—	39,874	—	—	21,816	(5)	334,240
Vice President Business	2008	237,000	28,750	16,750	57,105	—	—	17,504	(5)	357,109
Development	2007	230,000	23,200	17,476	48,222	—	—	22,736	(5)	341,634

Ben Tseng (6)	2009	276,711	81,000	—	34,898	—	—	28,215	(5)	420,824
Chief Scientific Officer	2008	270,000	62,500	42,746	145,816	—	—	27,978	(5)	549,040
	2007	250,000	43,000	26,525	75,086	—	—	27,210	(5)	421,821

(1)	Annual cash bonus awards are determined and paid based on the executive’s performance during the previous year.

(2)	This column represents the grant date fair values for restricted stock granted in 2007 and restricted stock units granted in 2008 to the named executive officers. The 2007 and 2008 stock award values were recalculated from amounts shown in prior annual reports on Form 10-K to reflect their grant date fair values, as required by SEC rules effective for 2010. The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2009 Annual Report on Form 10-K (Note 11, Share-Based Payments).

(3)	This column represents the grant date fair values of the stock options awarded in 2009, 2008 and 2007, respectively, The 2007 and 2008 option award values were recalculated from the amounts shown in prior annual reports on Form 10-K to reflect the grant date fair value, as required by SEC rules effective for 2010. The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2009 Annual Report (Note 11, Share-Based Payments).

(4)	Includes premiums for health benefits, life and disability insurance and automobile allowance paid on behalf of Mr. Talley.

(5)	Includes premiums for health benefits and for life and disability insurance paid on behalf of the named executive officer.

(6)	Ben Tseng served as our Chief Scientific Officer from January 2006 to May 2009. During 2009, Dr. Tseng received a salary of $112,500, a lump-sum payment of $29,211 for accrued but unused vacation days and severance payments of $135,000 per his employment agreement.

Option Grants in Last Fiscal Year (2009)
During 2009, the Company granted approximately 0.7 million stock options and restricted stock units to employees and directors, of which approximately 0.5 million were to the below named executive officers.
Grants of Plan-Based Awards

								All
								Other
								Stock	All Other
								Awards:	Option		Grant Date
								Number	Awards:	Exercise	Fair Value
								of	Number	Price of	of
		Estimated Future Payouts Under			Estimated Future Payouts Under			Shares	of Shares	Option	Stock and
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			of Stock	Underlying	Awards	Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	(1)	Awards (2)
John V. Talley	01/05/2009	0	0	0	0	0	0	0	108,334	$1.89	$151,216
	02/20/2009	0	0	0	0	0	0	0	140,834	$1.68	$194,303

Robert W. Cook	01/05/2009	0	0	0	0	0	0	0	29,167	$1.89	$40,712
	02/20/2009	0	0	0	0	0	0	0	37,917	$1.68	$52,312

Stephane Allard	01/05/2009	0	0	0	0	0	0	0	33,334	$1.89	$46,530
	02/20/2009	0	0	0	0	0	0	0	43,334	$1.68	$59,800

Dileep Bhagwat	01/05/2009	0	0	0	0	0	0	0	33,334	$1.89	$46,530
	02/20/2009	0	0	0	0	0	0	0	43,334	$1.68	$59,800

Michael Chen	01/05/2009	0	0	0	0	0	0	0	12,500	$1.89	$17,449
	02/20/2009	0	0	0	0	0	0	0	16,250	$1.68	$22,425

Ben Tseng	01/05/2009	0	0	0	0	0	0	0	25,000	$1.89	$34,898

(1)	The exercise price of the options was equal to the market value of our common stock on the date of the grant.

(2)	The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2009 Annual Report (Note 11, Share-Based Payments).
Aggregate Option Exercises in Last Fiscal Year (2009) and Values at December 31, 2009
None of the named executive officers exercised any options in 2009. The named executive officers in the “Grants of Plan-Based Awards Table” above received an aggregate of 10,586 shares of common stock representing the vested portion of their restricted stock grant in 2007.

Outstanding Equity Awards at December 31, 2009

	Option Awards					Stock Awards
									Equity Incentive
			Equity					Equity Incentive Plan	Plan Awards:
			Incentive Plan				Market	Awards:	Market or
			Awards:			Number of	Value of	Number of	Payout Value of
	Number of Securities		Number of			Shares or	Shares or	Unearned	Unearned
	Underlying		Securities			Units of	Units of	Shares, Units or	Shares, Units or
	Unexercised Options		Underlying			Stock	Stock	Other Rights	Other Rights
	Number	Number	Unexercised Unearned	Option	Option	That have	That have	That have	That have
Name	Exercisable	Unexercisable	Options	Exercise Price	Expiration Date	Not Vested	Not Vested	Not Vested	Not Vested
John V. Talley	27,695	—	—	$3.60	11/1/2011	—	—	—	—
	695	—	—	$3.60	1/1/2012	—	—	—	—
	27,778	—	—	$3.60	1/1/2012	—	—	—	—
	414,219	—	—	$17.52	1/4/2016	—	—	—	—
	68,416	22,806	—	$4.38	1/8/2017	5,680	$9,883	—	—
	58,332	58,335	—	$4.02	1/7/2018	29,167	$50,750	—	—
	25,000	—	—	$1.89	9/8/2018	—	—	—	—
	27,081	81,253	—	$1.89	1/5/2019	—	—	—	—
	—	140,834	—	$1.68	2/20/2019	—	—	—	—
Robert Cook	70,523	—	—	$17.52	1/4/2016	—	—	—	—
	15,563	5,187	—	$4.38	1/8/2017	1,312	$2,283	—	—
	21,283	21,284	—	$4.02	1/7/2018	10,634	$18,500	—	—
	5,000	—	—	$1.89	9/8/2018	—	—	—	—
	7,291	21,876	—	$1.89	1/5/2019	—	—	—	—
	—	37,917	—	$1.68	2/20/2019	—	—	—	—
Stephane Allard	23,611	9,723	—	$4.89	3/23/2017	—	—	—	—
	21,283	21,284	—	$4.02	1/7/2018	10,634	$18,500	—	—
	16,667	—	—	$1.89	9/8/2018	—	—	—	—
	8,333	25,001	—	$1.89	1/5/2019	—	—	—	—
	—	43,334	—	$1.68	2/20/2019	—	—	—	—
Dileep Bhagwat	37,500	—	—	$17.52	1/4/2016	—	—	—	—
	23,941	7,981	—	$4.38	1/8/2017	1,968	$3,424	—	—
	21,283	21,284	—	$4.02	1/7/2018	10,634	$18,500	—	—
	16,667	—	—	$1.89	9/8/2018	—	—	—	—
	8,333	25,001	—	$1.89	1/5/2019	—	—	—	—
	—	43,334	—	$1.68	2/20/2019	—	—	—	—
Ben Tseng	—	—	—	—	—	—	—	—	—

Michael Chen	24,445	2,222	—	$8.10	5/26/2016	—	—	—	—
	11,828	3,942	—	$4.38	1/8/2017	996	$1,733	—	—
	8,333	8,334	—	$4.02	1/7/2018	4,167	$7,251	—	—
	3,125	9,375	—	$1.89	1/5/2019	—	—	—	—
	—	16,250	—	$1.68	2/20/2019	—	—	—	—
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
We have entered into employment agreements with Messrs. John V. Talley and Robert W. Cook, each dated as of October 28, 2004. Effective January 4, 2006, pursuant to their employment agreements, Messrs. Talley and Cook received base salaries of $350,000 and $250,000, respectively. For 2010, Messrs. Talley and Cook will receive a base salary of $435,000, and $278,512, respectively. Each employment agreement also provides for discretionary bonuses and stock option awards and reimbursement of reasonable expenses incurred in connection with services performed under each officer’s respective employment agreement. The discretionary bonuses and stock options are based on performance standards determined by our Board. Individual performance is determined based on quantitative and qualitative objectives, including our operating performance relative to budget and the achievement of certain milestones largely related to the clinical development of our products and licensing activities. The future objectives will be established by our Board. In addition, Mr. Talley’s employment agreement provides for automobile benefits and term life and long term disability insurance coverage. Both employment agreements expired on December 31, 2007 but are automatically extended for unlimited additional one-year periods.

The information below describes and quantifies certain compensation that would become payable under each of Messrs. Talley and Cook’s respective employment agreements if, as of December 31, 2009, his employment had been terminated or there was a change in control. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event. We do not have employment agreements with any other of our named executive officers. If Messrs. Allard, and Bhagwat are terminated without cause, each is entitled to severance payments of $139,050.
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
The following table summarizes the potential payments to our named executive officers with whom we have entered into employment agreements, assuming that such events occurred as of December 31, 2009.

					Accelerated
				Vested	Vesting of
	Severance		Benefit	Incentive	Incentive
	Amounts	Benefits	Continuation	Units	Units	Total
	($)	($)	($)	($)	($)	($)
John V. Talley
Termination for any reason (other than without cause or for good reason)	$54,375	$—	$—	$—	$—	$54,375
Termination without cause or for good reason	$435,000	$—	$—	$—	$—	$435,000
Change in control	1,160,000	$—	$—	$—	$—	$1,160,000
Robert W. Cook
Termination for any reason (other than without cause or for good reason)	$34,814	$—	$—	$—	$—	$34,814
Termination without cause or for good reason	$243,698	$—	$—	$—	$—	$243,698
Change in control	$348,140	$—	$—	$—	$—	$348,140
Stock Option Plans
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan, as amended, was adopted on September 1, 2005 and approved by stockholders on September 5, 2005, and subsequently amended and approved by stockholders on May 23, 2007 and June 2, 2009. The 2005 Equity Incentive Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants.
A total of 13,000,000 shares of our common stock are reserved for issuance pursuant to the 2005 Equity Incentive Plan. As of December 31, 2009, 2.4 million shares are outstanding. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year.
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
1995 Stock Option Plan
The 1995 Stock Option Plan, as amended, was approved by our board of directors in November 1995, and subsequently amended in April 1997, March 1999, February 2002 and June 2002. A total of 797,080 shares of our common stock were authorized for issuance under the 1995 Stock Option Plan. As of December 31, 2009 and 2008, 83,981 shares were available for issuance under the 1995 Stock Option Plan. We do not plan to grant any further options from this plan.
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

The following table sets forth the participation in our employee stock purchase plans by our named executive officers and all other employees as a group since inception:

Shares Purchased
As of December 31, 2009
John V. Talley	45,698
Robert W. Cook	23,351
Stephane Allard	44,822
Dileep Bhagwat	13,213
Michael Chen	—
Ben Tseng	17,300
All other employees	67,730

Total	212,114

401(k) Plan
In January 2007, we adopted a new Retirement Savings and Investment Plan, the 401(k) Plan, whereby the two previously existing plans were terminated. The 401(k) Plan provides for matching contributions by us in an amount equal to the lesser of 50% of the employee’s deferral or 3% of the employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn. If the 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code, the contributions will be tax deductible by us when made. Our employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of $16,500 if under 50 years old and $22,000 if over 50 years old in 2009 and to have those funds contributed to the 401(k) Plan.
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
For 2009, the compensation committee retained Radford to analyze the Company’s non-executive director and chairman compensation. The committee determined that cash compensation should be benchmarked to the 50th percentile and that equity-based compensation should be benchmarked to the 75th percentile for comparable companies in the biotechnology and specialty pharmaceutical industries. As a result of that analysis, the board approved a 2009 annual equity grant for each named director and for the chairman of 12,500 shares and 21,875 shares, respectively. Eighty percent of the annual director equity grant was in the form of stock options vesting monthly over two years and the remainder was comprised of restricted stock units cliff vesting after two years.

The following table set forth all material Director compensation information during the year ended December 31, 2009:
Director Compensation Table

					Change in pension
					value and
					nonqualified
	Fees Earned			Non-equity	deferred
	or Paid in	Stock	Option	Incentive plan	compensation	All Other
	Cash (1)	Awards ($)(2)	Awards ($) (3)	compensation ($)	earnings ($)	Compensation	Total
Robert G. Savage	$64,750	$9,568	$30,996	$—	$—	$—	$105,314
Guy C. Jackson	53,500	5,468	17,712	—	—	—	76,680
Gerhard Waldheim	39,000	5,468	17,712	—	—	—	62,180
A. Collier Smyth	27,750	5,468	32,328	—	—	—	65,546
Wayne P. Yetter	48,000	5,468	17,712	—	—	—	71,180

(1)	This column reports the amount of cash compensation earned in 2009 for Board and committee service.

(2)	This column represents the grant date fair values for restricted stock units granted in to the named directors. The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2009 Annual Report on Form 10-K (Note 11, Share-Based Payments).

(3)	This column represents the grant date fair values of the stock options awarded to the named directors in 2009, The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2009 Annual Report (Note 11, Share-Based Payments).
In 2009, the chair person of the board received an annual retainer of $40,000, while each other non-employee director received an annual retainer of $25,000. In addition, the chairperson of the audit committee received an annual retainer of $10,000 and the chairperson of each of the other committees received an annual retainer of $7,500. Each non-employee director also received $1,500 for their attendance at each board meeting, $750 for their participation in each telephonic board meeting, $750 for their attendance at each committee meeting and $500 for their participation in a telephonic committee meeting. We have in the past granted non-employee directors restricted stock units and options to purchase our common stock pursuant to the terms of our 2005 Equity Incentive Plan upon joining the board and annually thereafter as determined by the Compensation Committee after considering market data. In 2009, Dr. Smyth, our only new director, received an initial grant of 11,667 options vesting monthly over three years. Typically annual equity compensation vests monthly over two years. The option and restricted stock unit awards to the directors in 2009 represent awards to Messrs. Savage, Jackson, Waldheim, Smyth and Yetter. The value of the options and restricted stock units granted to non-employee directors set forth in the Director Compensation Table above reflect grants of options and restricted stock units to compensate for their service and were issued at the market value of our common stock at the date of grant.
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
Accounting Implications of Executive Compensation
Effective January 1, 2006, we were required to recognize compensation expense of all stock-based awards pursuant to the principles set forth in in accordance with ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”). The Summary Compensation and Director Compensation Tables used the principles set forth in ASC 718-10 to recognize expense for new awards granted after January 1, 2006 and for unvested awards as of January 1, 2006. The non-cash stock compensation expense for stock-based awards that we grant is generally recognized ratably over the requisite vesting period. We continue to believe that stock options, restricted stock, restricted stock units and other forms of equity compensation are an essential component of our compensation strategy, and we intend to continue to offer these awards in the future.

Compensation Committee Interlocks and Insider Participation
All members of the Compensation Committee of the Board of Directors during the fiscal year ended December 31, 2009 were independent directors and none of them were our employees or our former employees. During the fiscal year ended December 31, 2009, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officers served on the Compensation Committee of our board of directors.
Compensation Committee Report
The Compensation Committee of the Board has reviewed and discussed with management the Compensation Discussion and Analysis above, and based on such discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.
Respectfully Submitted by:
MEMBERS OF THE COMPENSATION COMMITTEE
Robert G. Savage
Guy C. Jackson
A. Collier Smyth

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2009.

Number of securities
	Number of securities to		remaining available for
	be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Total equity compensation plans approved by stockholders	2,412,780	$8.60	11,518,913
Equity compensation plans not approved by stockholders	—	$—	—
The following table sets forth information as of March 5, 2010 regarding the beneficial ownership of the Company’s common stock by:
•	each stockholder known by EpiCept to own beneficially more than five percent of EpiCept common stock;

•	each of the named executive officers;

•	each of EpiCept’s directors; and

•	all of EpiCept’s directors and the named executive officers as a group.
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

	Number of Shares	Percent of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned(1)(2)
5% Stockholders
Försäkringsaktiebolaget Avanza Pension	3,705,915	8.39
Private Equity Direct Finance(3)	2,981,194	6.60
Executive Officers and Directors
John V. Talley(4)	833,995	1.86
Robert W. Cook(5)	175,343	*
Ben Tseng(6)	21,514	*
Dr. Dileep Bhagwat(7)	153,773	*
Dr. Stephane Allard(8)	153,562	*
Michael Chen(9)	2,994	*
Robert G. Savage(10)	195,251	*
Guy Jackson(11)	108,025	*
Gerhard Waldheim(12)	107,941	*
Wayne P. Yetter(13)	95,675	*
Dr. A. Collier Smyth(14)	8,798	*
All directors and named executive officers as a group (11 persons)(15)	1,856,871	3.63

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of EpiCept common stock.

(1)	Beneficial ownership is determined with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)	Percentage ownership is based on 44,170,984 shares of common stock outstanding on March 5, 2010.

(3)	Includes 1,593,018 shares of common stock and 643,952 shares exercisable upon the exercise of warrants that are exercisable within 60 days held by Private Equity Direct Finance, 401,941 of common stock and 334,304 shares exercisable upon the exercise of warrants that are exercisable within 60 days held by Mr. Peter Derendinger who is a principal of ALPHA Associates (Cayman), L.P. and 5,319 shares of common stock and 2,660 shares exercisable upon the exercise of warrants that are exercisable within 60 days held by Guy Myint-Maung, who is a principal of ALPHA Associates (Cayman). Mr. Derendinger and Mr. Myint-Maung disclaim beneficial ownership of the shares held by Private Equity Direct Finance except to the extent they have a pecuniary interest therein. Private Equity Direct Finance is a Cayman Islands exempted limited company and a wholly-owned subsidiary of Private Equity Holding Cayman, itself a Cayman Islands exempted limited company, and a wholly-owned subsidiary of Private Equity Holding Ltd. Private Equity Holding Ltd. is a Swiss corporation with registered office at Innere Guterstrasse 4, 6300 Zug, Switzerland, and listed on the SWXSwiss Exchange. The discretion for divestments by Private Equity Direct Finance rests with ALPHA Associates (Cayman), L.P., as investment manager. The members of the board of directors of the general partner of ALPHA Associates (Cayman), L.P. are the same persons as the members of the board of directors of Private Equity Direct Finance: Rick Gorter, Gwendolyn McLaughlin and Andrew Tyson. A meeting of the directors at which a quorum is present is competent to exercise all or any of the powers and discretions. The quorum necessary for the transaction of business at a meeting of the directors may be fixed by the directors and, unless so fixed at any other number, is two. The address of Private Equity Direct Finance is One Capital Place, P.O. Box 847, George Town, Grand Cayman, Cayman Islands.

(4)	Includes 102,736 shares of common stock, 947 shares of restricted stock and 730,312 shares exercisable upon the exercise of options that are exercisable within 60 days.

(5)	Includes 31,696 shares of common stock, 219 shares of restricted stock and 143,428 shares exercisable upon the exercise of options that are exercisable within 60 days.

(6)	Includes 21,514 shares of common stock.

(7)	Includes 19,050 shares of common stock, 328 shares of restricted stock and 134,395 shares issuable upon the exercise of options that are exercisable within 60 days.

(8)	Includes 56,880 shares of common stock and 96,682 shares issuable upon the exercise of options that are exercisable within 60 days.

(9)	Includes 2,994 shares of common stock.

(10)	Includes 26,284 shares of common stock and 168,967 shares issuable upon the exercise of options that are exercisable within 60 days.

(11)	Includes 3,334 shares of common stock and 104,691 shares issuable upon the exercise of options that are exercisable within 60 days.

(12)	Includes 25,010 shares of common stock and 82,931 shares issuable upon the exercise of options that are exercisable within 60 days.

(13)	Includes 1,667 shares of common stock and 94,008 shares issuable upon the exercise of options that are exercisable within 60 days.

(14)	Includes 8,798 shares issuable upon the exercise of options that are exercisable within 60 days.

(15)	Includes 1,565,706 shares issuable upon the exercise of options that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Private Equity Direct Finance, a stockholder known by us to own beneficially more than five percent of our common stock, participated in one of our financings during the year ended December 31, 2009:
•	In February 2009, the Company issued $25.0 million principal aggregate amount of 7.5556% convertible subordinated notes due February 2014 and five and-a-half year warrants to purchase approximately 4.2 million shares of common stock at an exercise price of $3.105 per share. Each $1,000 in principal aggregate amount of the notes is initially convertible into approximately 371 shares of Common Stock, at the option of the holders or upon specified events, including a change of control, and if the Company’s common stock trades at or greater than $5.10 a share for 20 out of 30 days, beginning February 9, 2010. Upon any conversion or redemption of the notes, the holders will receive a make-whole payment in an amount equal to the interest payable through the scheduled maturity of the converted or redeemed notes, less any interest paid before such conversion or redemption. Interest is due and payable on the notes semi-annually in arrears on June 30 and December 31, beginning on June 30, 2009. As of December 31, 2009, approximately $0.5 million in principal aggregate amount of notes was outstanding.
Director Independence
Each of our non-executive directors is independent under the standards set forth by The Nasdaq Stock Market.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
We retained Deloitte & Touche LLP as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2009 and 2008.
To ensure the independence of the firm selected to audit the Company’s annual consolidated financial statements, the audit committee of the Board of Directors has established a policy allowing it to review in advance and either approve or disapprove, any audit, audit-related, internal control-related, tax or non-audit service to be provided to us by Deloitte & Touche LLP. Annually and generally, in the early part of each fiscal year, the audit committee will approve the engagement of the independent registered public accounting firm to perform the annual integrated audit of our consolidated financial statements and the effectiveness of our internal controls over financial reporting, and to review our interim consolidated financial statements.
Independent Registered Public Accounting Firm Fees
The aggregate fees billed for professional services by Deloitte & Touche LLP in 2009 and 2008 for various services were:

Types of Fees	2009	2008
	(in thousands)
Audit Fees (1)	$598	$413
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$598	$413

(1)	Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, consents relating to the filing of registration statements, issuance of a comfort letter and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements. In 2009, our independent registered public accounting firm provided an annual attestation report on the effectiveness of the Company’s internal controls over financial reporting, which was not required in 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) Financial Statements and Financial Statement Schedules
The following consolidated financial statements of EpiCept Corporation and subsidiaries, the notes thereto and the related report thereon of independent registered public accounting firm are filed under Item 8 of this report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statement of Stockholders’ Deficit for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
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
John V. Talley
President and Chief Executive Officer March 12, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ John V. Talley John V. Talley	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/s/ Robert W. Cook Robert W. Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ Robert G. Savage Robert G. Savage	Director	March 12, 2010

/s/ Guy C. Jackson Guy C. Jackson	Director	March 12, 2010

/s/ Gerhard Waldheim Gerhard Waldheim	Director	March 12, 2010

/s/ Wayne P. Yetter Wayne P. Yetter	Director	March 12, 2010

/s/ A. Collier Smyth A. Collier Smyth	Director	March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Epicept Corporation
Tarrytown, NY
We have audited the accompanying consolidated balance sheets of EpiCept Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EpiCept Corporation and subsidiaries as of December 31, 2009, and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 12, 2010

EpiCept Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,142	$790
Inventory	1,315	—
Prepaid expenses and other current assets	414	395

Total current assets	6,871	1,185
Restricted cash	227	71
Property and equipment, net	360	502
Deferred financing costs	28	241
Identifiable intangible asset, net	28	246
Other assets	—	26

Total assets	$7,514	$2,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,808	$2,778
Accrued research contract costs	1,174	1,074
Accrued interest	3	9
Other accrued liabilities	1,069	2,134
Notes and loans payable, current portion	985	3,275
Deferred revenue, current portion	425	450

Total current liabilities	5,464	9,720

Notes and loans payable	618	277
7.5556% Convertible Subordinated Notes Due 2014	349	—
Deferred revenue	9,197	9,540
Deferred rent and other noncurrent liabilities	965	464

Total long term liabilities	11,129	10,281

Total liabilities	16,593	20,001

Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.0001 par value; authorized 225,000,000 shares and issued 44,051,782 shares at December 31, 2009; authorized 175,000,000 shares and issued 27,485,718 shares at December 31, 2008	4	3
Additional paid-in capital	203,445	165,547
Warrants	24,503	14,644
Accumulated deficit	(235,045)	(196,231)
Accumulated other comprehensive loss	(1,911)	(1,618)
Treasury stock, at cost (4,167 shares)	(75)	(75)

Total stockholders’ deficit	(9,079)	(17,730)

Total liabilities and stockholders’ deficit	$7,514	$2,271

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue	$414	$265	$327

Operating expenses:
General and administrative	7,548	9,599	11,759
Research and development	11,603	12,623	15,312

Total operating expenses	19,151	22,222	27,071

Loss from operations	(18,737)	(21,957)	(26,744)

Other income (expense), net:
Interest income	32	33	113
Foreign exchange gain (loss)	221	(327)	530
Interest expense (See note 3)	(20,021)	(1,266)	(2,287)
Change in value of warrants and derivatives	(305)	113	(794)
(Loss) gain on extinguishment of debt	—	(1,975)	493

Other expense, net	(20,073)	(3,422)	(1,945)

Loss before income tax expense	(38,810)	(25,379)	(28,689)
Income tax expense	(4)	(3)	(4)

Net loss	$(38,814)	$(25,382)	$(28,693)

Basic and diluted loss per common share	$(0.97)	$(1.23)	$(2.37)
Weighted average common shares outstanding	40,139,299	20,685,711	12,129,258
The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share and per share amounts)
For the Years Ended December 31, 2007, 2008 and 2009

						Accumulated
			Additional			Other
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	(Loss) Income	Stock	Deficit	Loss
Balance at January 1, 2007	10,801,632	$1	$130,107	$4,028	$(142,156)	$(1,278)	$(75)	$(9,373)	$(66,047)
Reclass warrants from equity to liability	—	—	—	795	—	—	—	795	—
Reclass warrants from liability to equity	—	—	—	(653)	—	—	—	(653)	—
Payment of deferred financing costs	—	—	(46)	(18)	—	—	—	(64)	—
Exercise of stock options	1,885	—	8	—	—	—	—	8	—
Exercise of warrants	133,334	—	584	—	—	—	—	584	—
Issuance of common stock and warrants, net	4,240,007	1	15,154	5,511	—	—	—	20,666	—
Issuance of restricted common stock, net	11,598	—	51	—	—	—	—	51	—
Issuance of common stock, net, as payment of warrant liability	105,552	—	506	—	—	—	—	506	—
Issuance of warrants	—	—	—	362	—	—	—	362	—
Amortization of deferred stock compensation	—	—	2,402	—	—	—	—	2,402	—
Stock-based compensation to third parties	—	—	4	—	—	—	—	4	—
Foreign currency translation adjustment	—	—	—	—	—	(772)	—	(772)	(772)
Net loss	—	—	—	—	(28,693)	—	—	(28,693)	(28,693)

Balance at December 31, 2007	15,294,008	2	148,770	10,025	(170,849)	(2,050)	(75)	(14,177)	(29,465)

Exercise of warrants	2,097,860	—	4,159	(1,599)	—	—	—	2,560	—
Issuance of common stock and warrants, net	8,718,304	1	8,386	4,930	—	—	—	13,317	—
Issuance of common stock under ESPP	166,667	—	102	—	—	—	—	102	—
Issuance of common stock as payment of loan	1,197,411	—	1,850	—	—	—	—	1,850	—
Issuance of restricted common stock, net	11,468	—	50	—	—	—	—	50	—
Issuance of warrants	—	—	—	1,288	—	—	—	1,288	—
Amortization of deferred stock compensation	—	—	2,230	—	—	—	—	2,230	—
Foreign currency translation adjustment	—	—	—	—	—	432	—	432	432
Net loss	—	—	—	—	(25,382)	—	—	(25,382)	(25,382)

Balance at December 31, 2008	27,485,718	3	165,547	14,644	(196,231)	(1,618)	(75)	(17,730)	(24,950)

Reclass warrants from liability to equity	—	—	—	2,288	—	—	—	2,288	—
Issuance of common stock warrants in connection with 7.5556% convertible subordinated notes	—	—	—	8,777	—	—	—	8,777	—
Issuance of common stock and warrants, net	4,000,000	—	6,900	—	—	—	—	6,900	—
Issuance of restricted common stock and restricted stock units, net	22,670	—	55	—	—	—	—	55	—
Issuance of common stock under ESPP	49,065	—	75	—	—	—	—	75	—
Conversion of 7.5556% convertible subordinated notes into Common Stock	9,074,065	1	24,499	—	—	—	—	24,500	—
Exercise of warrants	3,361,375	—	4,976	(1,206)	—	—	—	3,770	—
Exercise of stock options	58,889	—	53	—	—	—	—	53	—
Amortization of deferred stock compensation	—	—	1,340	—	—	—	—	1,340	—
Foreign currency translation adjustment	—	—	—	—	—	(293)	—	(293)	(293)
Net loss	—	—	—	—	(38,814)	—	—	(38,814)	(38,814)

Balance at December 31, 2009	44,051,782	$4	$203,445	$24,503	$(235,045)	$(1,911)	$(75)	$(9,079)	$(39,107)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(38,814)	$(25,382)	$(28,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	368	237	859
Gain on disposal of assets, net	(115)	(64)	—
Foreign exchange (gain) loss	(221)	327	(530)
Stock-based compensation expense	1,395	2,281	2,457
Non-cash warrant value	—	—	362
Amortization of deferred financing costs and discount on loans	10,508	431	944
Change in value of warrants and derivatives	305	(113)	794
Loss (gain) on extinguishment of debt	—	1,725	(493)
Change in operating assets and liabilities:
Increase in inventory	(1,315)	—	—
(Increase) decrease in prepaid expenses and other current assets	(19)	211	537
Decrease in other assets	26	1	—
(Decrease) increase in accounts payable	(769)	1,474	(916)
Increase (decrease) in accrued research contract costs	100	(103)	416
(Decrease) increase in accrued interest	(6)	(69)	76
(Decrease) increase in other accrued liabilities	(1,029)	422	(41)
Merger restructuring and litigation payments	—	—	(500)
Increase in deferred revenue	—	3,375	—
Recognition of deferred revenue	(368)	(222)	(284)
Payment of warrant liability	—	—	(663)
Increase (decrease)) in other liabilities	501	(168)	(150)

Net cash used in operating activities	(29,453)	(15,637)	(25,825)

Cash flows from investing activities:
Restricted cash from issuance of 7.5556% convertible subordinated notes	(9,444)	—	—
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	9,288	—	—
Change in restricted cash	—	265	—
Purchase of property and equipment	(27)	(37)	(188)
Proceeds from sale of property and equipment	131	64	23

Net cash (used in) provided by investing activities	(52)	292	(165)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	3,899	2,661	592
Proceeds from issuance of common stock and warrants, net	8,759	13,277	20,765
Proceeds from loans and warrants	25,000	1,000	—
Repayment of loans	(2,096)	(5,794)	(3,741)
Deferred financing costs	—	—	(777)
Debt issuance costs	(1,688)	—	—

Net cash provided by financing activities	33,874	11,144	16,839

Effect of exchange rate changes on cash and cash equivalents	(17)	48	(3)

Net increase (decrease) in cash and cash equivalents	4,352	(4,153)	(9,154)
Cash and cash equivalents at beginning of year	790	4,943	14,097

Cash and cash equivalents at end of year	$5,142	$790	$4,943

EpiCept Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,477	$872	$1,280
Cash paid for income taxes	4	3	4
Supplemental disclosure of non-cash financing activities:
Conversion of 7.5556% convertible subordinated notes into common stock	24,500	—	—
Conversion of senior secured term loan into common stock	—	1,850	—
Reclassification of warrants from equity to liability	—	418	795
Reclassification of warrants from liability to equity	2,288	(305)	(653)
Issuance of common stock in connection with a release and settlement agreement	—	—	506
Unpaid costs associated with issuance of common stock	—	124	163
Unpaid financing, initial public offering costs and acquisition costs	—	263	150
The accompanying notes are an integral part of these consolidated financial statements.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006
1. Reverse Split of Common Stock
On January 14, 2010, EpiCept Corporation (“EpiCept” or the “Company”) effected a previously authorized 1-for-3 reverse stock split of its common stock. The reverse stock split took effect at the start of trading on January 15, 2010 on a 1-for-3 split-adjusted basis. All prior periods have been retroactively adjusted to reflect the reverse stock split.
2. Organization and Description of Business
EpiCept is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. The Company’s strategy is to focus its development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. The Company’s lead product is Ceplene®, which when used concomitantly with low dose interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. In November 2009, Health Canada screened and accepted for review a New Drug Submission (“NDS”) for Ceplene® for the treatment of AML in Canada and the Company continues its preparation of a New Drug Application (“NDA”) filing with the United States Food and Drug Administration (“FDA”). In addition to Ceplene®, the Company has two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. The Company believes this portfolio of oncology and pain management product candidates lessens its reliance on the success of any single product or product candidate.
The Company’s cancer portfolio includes crinobulin, a novel small molecule vascular disruption agent (VDA), and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. The Company has completed its first Phase I clinical trial for crinobulin. AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myriad Genetics, Inc., or Myriad, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain.
The Company’s late-stage pain product candidate, EpiCeptTM NP-1 Cream, (“NP-1”), is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In January 2009, the Company concluded a Phase II clinical trial of NP-1 in which the Company studied its safety and efficacy in patients suffering from post-herpetic neuralgia, or PHN, compared to gabapentin and placebo. This trial met is primary endpoints. In February 2008, the Company concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. Both studies support the advancement of NP-1 into a registration-sized trial. NP-1 utilizes a proprietary formulation to administer FDA approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain, targeting pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. Peripheral neuropathy affects over 15 million people in the United States of America.
Ceplene® has been granted full marketing authorization by the European Commission for remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. None of the Company’s other drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that the Company’s clinical data and that of its collaborators establish the safety and efficacy of its drug candidates. Furthermore, the Company’s strategy includes entering into collaborative arrangements with third parties to participate in the clinical development and commercialization of its products. The Company cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect the Company’s development plan or capital requirements.
The Company is subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with the Company’s ability to obtain regulatory approval for its product candidates, its ability to adequately fund its operations, dependence on collaborative arrangements, the development by the Company or its competitors of new technological innovations, the dependence on key personnel, the protection of proprietary technology, the compliance with the FDA and other governmental regulations. The Company has yet to generate significant product revenues from any of its product candidates. The Company has financed its operations primarily through the proceeds from the sales of common stock, warrants, debt instruments, cash proceeds from collaborative relationships and investment income earned on cash balances and short-term investments.

The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $235.0 million as of December 31, 2009. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:
•	works with its European marketing partner in preparation for the launch and the sales of Ceplene®;
•	builds its U.S. sales and marketing capabilities in anticipation of North American marketing approval of Ceplene®;
•	continues to conduct clinical trials for its product candidates;
•	seeks regulatory approvals for its product candidates;
•	develops, formulates, and commercializes its product candidates;
•	implements additional internal systems and develops new infrastructure;
•	acquires or in-licenses additional products or technologies or expand the use of its technologies;
•	maintains, defends and expands the scope of its intellectual property; and
•	hires additional personnel.
Cash at December 31, 2009 plus $3 million cash received from Meda AB in connection with the signing of the Ceplene® European marketing and distribution agreement will be sufficient to fund the Company’s operations and meet debt service into the third quarter 2010. To conserve cash, the Company may delay or cancel some of its planned development activities that are not related to Ceplene® during 2010.
3. Significant Accounting Policies
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
Stock-Based Compensation
The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 11 “Stock Options and Warrants.”
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns for tax years after 2005 are still subject to review. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2009, 2008 and 2007. Income tax expense for the years ended December 31, 2009, 2008 and 2007 is primarily due to minimum state and local income taxes.
The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009 and 2008, a full valuation allowance has been applied against the Company’s net deferred tax assets because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets (See Note 12).

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

	Year Ended December 31,
	2009	2008	2007
Common stock options	2,412,780	1,986,689	1,289,907
Restricted stock (unvested)	9,956	22,936	—
Restricted stock units (unvested)	92,999	101,341	—
Shares issuable upon conversion of convertible debt	185,185	370,834	—
Warrants	12,989,703	11,296,433	4,101,433

Total shares excluded from calculation	15,690,623	13,778,233	5,391,340

Interest Expense:
Interest expense consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
		(in $000s)

Interest expense	$(9,513)	$(835)	$(1,343)
Amortization of debt issuance costs and discount	(10,508)	(431)	(944)

Total interest expense	$(20,021)	$(1,266)	$(2,287)

Amortization of debt issuance costs and discount and interest expense were both accelerated in 2009 as a result of the conversion of $24.5 million of the Company’s 7.5556% convertible subordinated notes due 2014 into approximately 9.1 million shares of the Company’s common stock in 2009. Interest expense for the year ended December 31, 2009 included $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense paid from escrowed cash that represented the make-whole interest payment that would have been due at maturity of such notes.
Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at December 31, 2009 and 2008. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid expense.
On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. In connection with the issuance of these notes, the Company was required to deposit approximately $9.4 million in escrow for up to twenty-four months for the purposes of paying the interest on the notes and the make-whole payments upon conversion or redemption. As the result of the conversion of $24.5 million of these notes, approximately $9.3 million was released from restricted cash to fund the make-whole interest payment and $0.2 million remained in escrow for payment of the interest on the remaining notes not converted and was accordingly classified as restricted cash at December 31, 2009.
Inventory
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.

As of December 31, 2009 and 2008, inventory consists of the following:

	2009	2008
	(in thousands)
Raw materials	$131	$—
Work-in-process	1,147	—
Finished goods	37	—

Total inventory	$1,315	$—

Prepaid Expenses and Other Current Assets
As of December 31, 2009 and 2008, prepaid expenses and other current assets include the following:

	2009	2008
	(in thousands)
Prepaid expenses	$167	$174
Prepaid insurance	209	213
Other	38	8

Total prepaid expenses and other current assets	$414	$395

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
Deferred Financing Costs
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. During the first quarter of 2009, the Company incurred approximately $1.6 million in deferred financing costs from the issuance of $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. As a result of the conversion of $24.5 million of these notes, amortization of the deferred financing costs was accelerated and amortization expense of $1.6 million was recorded in 2009. As of December 31, 2009 and 2008, deferred financing costs were approximately $28,000 and $0.2 million, respectively. Amortization expense was $1.8 million, $0.4 million and $0.5 million for 2009, 2008 and 2007, respectively.
Identifiable Intangible Asset
Identifiable intangible asset consists of the assembled workforce acquired in the merger with Maxim Pharmaceuticals Inc. (“Maxim”) in January 2006. The assembled workforce is being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce is $0.5 million and approximately $0.5 million of accumulated amortization has been recorded as of December 31, 2009. Approximately $0.2 million of amortization was recorded in 2009 due to the layoff of most of the Company’s employees at its facility in San Diego, California in the first half of 2009. Assembled workforce amortization is recorded in research and development expense. During each of the years 2009, 2008 and 2007, the Company recorded assembled workforce amortization of $0.2 million, $0.1 million and $0.1 million, respectively.
Deferred Rent and Other Noncurrent Liabilities
Deferred rent and other noncurrent liabilities represents deferred rent expense on our facilities in Tarrytown, NY and San Diego, CA. In accordance with accounting principles generally accepted in the United States of America, the Company recognizes rental expense, including tenant improvement allowances, on a straight-line basis over the life of the leases or useful life, whichever is shorter, irrespective of the timing of payments to or from the lessor. During the second quarter of 2009, the Company ceased use of its discovery research facility in San Diego, CA as a result of the Company’s previously announced decision to discontinue its drug discovery activities. In accordance with ASC 420-10, “Exit or Disposal Cost Activities” (“ASC 420-10”), the Company recorded a liability of $0.8 million, included in research and development expense on the consolidated statements of operations, on the cease-use date based on the fair value of the costs that are expected to be incurred under the lease of the facility. The fair value of the liability at the cease-use date was determined based on the remaining rental payments, reduced by estimated sublease rental income that could be reasonably obtained for the property. As of December 31, 2009 and 2008, the Company had deferred rent of $1.0 million and $0.4 million, respectively, that is being amortized through October 2013.

Impairment of Long-Lived Assets
The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of property and equipment at December 31, 2009.
Derivatives
The Company accounts for its derivative instruments in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”). ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. As a result of certain financings (see Note 7), derivative instruments were created that are measured at fair value and marked to market at each reporting period. Changes in the derivative value are recorded as change in value of warrants and derivatives on the consolidated statements of operations.
Other Comprehensive Loss
For 2009, 2008 and 2007, the Company’s only element of comprehensive loss other than net loss was foreign currency translation gain (loss) of ($0.3), $0.4 and $(0.8) million, respectively.
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	At December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$5.1	$5.1	$0.8	$0.8
Non-convertible loans	1.6	1.7	2.5	2.7
Convertible loans	0.5	0.6	1.1	1.0
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Cash Equivalents. The estimated fair value of cash and cash equivalents approximates its carrying value due to the short-term nature of these instruments.
Convertible and Non-Convertible Loans. The estimated fair value of convertible and non-convertible loans is based on the present value of their cash flows discounted at a rate that approximates current market returns for issues of similar risk.
Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-09, Subsequent Events (ASC Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.
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
In March 2008, the FASB issued ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”). ASC 815-10 requires that an entity provide enhanced disclosures related to derivative and hedging activities. ASC 815-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
4. License Agreements
Meda AB
In January 2010, the Company entered into an exclusive commercialization agreement for Ceplene® with Meda AB (“Meda”), a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, the Company granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia. The Company received a $3 million fee on signing and will receive an additional $2 million upon the first commercial launch of Ceplene® in a major European market. The Company will also receive other milestone payments and a double digit percent royalty on net sales in the covered territories. Additionally, the Company will be responsible for Ceplene’s commercial supply.
Myriad Genetics, Inc.
In connection with its merger with Maxim on January 4, 2006, EpiCept acquired a license agreement with Myriad Genetics Inc. (“Myriad”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds, including AzixaTM, to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. In 2009, 2008 and 2007, the Company recorded revenue from Myriad of approximately $0.1 million, $0.1 million and $0, respectively.

DURECT Corporation
In December 2006, the Company entered into a license agreement with DURECT Corporation (“DURECT”), pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life. In 2009, 2008 and 2007, the Company recorded revenue from DURECT of approximately $0.3 million, $0.1 million and $0.1 million, respectively.
Endo Pharmaceuticals Inc.
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. In 2009, 2008 and 2007, the Company recorded revenue from Endo of approximately $24,000, $33,000 and $0.2 million, respectively. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million.
Under the terms of the license agreement, the Company is responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. Endo remains responsible for continuing and completing the development of Lidoderm® for the treatment of chronic lower back pain, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials. No progress in the development of LidoPAIN BP or Lidoderm with respect to back pain has been reported. Accordingly, the Company does not expect to receive any further cash compensation pursuant to this license agreement.
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
Epitome/Dalhousie
In August 1999, the Company entered into a sublicense agreement with Epitome Pharmaceuticals Limited under which the Company was granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia that were licensed to Epitome by Dalhousie University. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in EpiCeptTM NP-1. This technology has been incorporated into EpiCept NP-1. In July 2007, the Company converted the sublicense agreement previously established with Epitome Pharmaceuticals Limited, related to its product candidate EpiCeptTM NP-1, into a direct license with Dalhousie University. Under this revised arrangement, the Company gained more favorable terms, including a lower maintenance fee obligation and reduced royalty rate on future product sales.

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or an NDA for NP-1 is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. The sublicense agreement with Epitome terminated in July 2007. Under the termination agreement with Epitome, the Company made a $0.3 million cash payment, issued five year warrants at an exercise price of $5.88 per share to purchase 0.1 million shares of its common stock, valued at $0.4 million using the Black-Scholes option-pricing model and was required to make a $0.3 million cash payment in 2008 and 2009 as long as the agreement with Dalhousie remained in effect. During each of the years 2009, 2008 and 2007, the Company paid Epitome a fee of $0.3 million and the Company has no further obligations with Epitome. During 2009 and 2008, the Company paid Dalhousie a maintenance fee of $0.5 million and $0.4 million, respectively. During 2007, the Company paid Dalhousie a signing fee of $0.3 million, a maintenance fee of $0.4 million and a milestone payment of $0.2 million upon the dosing of the first patient in a Phase III clinical trial for the licensed product. These payments were all expensed to research and development in their respective years.
Shire BioChem
In March 2004 and as amended in January 2005, Maxim entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreement, all rights and obligations of the parties under the July 2000 agreement were terminated and Shire BioChem agreed to assign and/or license to the Company rights it owned under or shared under the prior research program. The agreement did not require any up-front payments, however, the Company is required to provide Shire Biochem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales. The Company accrued a license fee expense of $0.5 million upon the commencement of a Phase I clinical trial for Crinobulin in 2006. This amount, and approximately $0.1 million in interest, remains accrued and unpaid as of December 31, 2009.
Hellstrand
In October 1999, the Company entered into a royalty agreement with Dr. Kristoffer Hellstrand under which the Company has an exclusive license to certain patents for Ceplene® configured for the systemic treatment of cancer, infectious diseases, autoimmune diseases and other medical conditions. A predecessor company previously paid Dr. Hellstrand $1 million and agreed to pay a royalty of 1% on net sales of Ceplene®. In November 2009 the Company expanded its collaboration with Dr. Hellstrand by concluding a new agreement in which the Company acquired rights to develop certain new compounds. As compensation for this agreement and for providing certain ongoing consulting services, the Company awarded Dr. Hellstrand options to purchase 50,000 shares of its common stock having a fair value of $0.1 million and agreed to pay a monthly consulting fee. Through December 31, 2009, no royalties have been paid.
5. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2009	2008
	(in thousands)
Furniture, office and laboratory equipment	$980	$1,618
Leasehold improvements	764	764

	1,744	2,382
Less accumulated depreciation	(1,384)	(1,880)

	$360	$502

Depreciation expense was approximately $0.2 million, $0.2 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company sold excess equipment during 2009 resulting in a gain of $0.1 million.

6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31
	2009	2008
	(in thousands)
Accrued professional fees	$96	$228
Accrued salaries and employee benefits	709	1,276
Other accrued liabilities	264	630

	$1,069	$2,134

7. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts, none of which had covenant requirements at December 31, 2009:

	December 31
	2009	2008
	(in thousands)
Ten-year, non-amortizing loan due June 30, 2011(1)	$1,326	$2,144
7.5556% convertible subordinated notes due February 9, 2014(2))	500	—
Convertible debenture due April 10, 2009(3)	—	1,113
July 2006 note payable due July 1, 2012(4)	277	380
August 2006 senior secured term loan due April 1, 2009(5)	—	8

Total notes and loans payable and 7.5556% Convertible Subordinated Notes, before debt discount	2,103	3,645
Less: Debt discount	151	93

Total notes and loans payable and 7.5556% Convertible Subordinated Notes	1,952	3,552
Less: Notes and loans payable, current portion	985	3,275

Notes and loans payable and 7.5556% Convertible Subordinated Notes, long-term	$967	$277

(1)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan initially bore interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.

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

On June 25, 2009, EpiCept GmbH entered into a third amendment to the repayment agreement with tbg, whereby €0.3 million of the loan balance of €1.5 million ($2.1 million) plus accrued interest of €56,000 ($0.1 million) was repaid to tbg on June 30, 2009. The remaining loan balance of €1.2 million ($1.7 million) at June 30, 2009 plus accrued interest will be paid in four semi-annual installments of €0.3 million ($0.4 million) beginning December 31, 2009. Interest will continue to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 will continue to apply without change.

(2)	On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due February 2014 and five and-a-half year warrants to purchase approximately 4.2 million shares of common stock at an exercise price of $3.105 per share. Each $1,000 in principal aggregate amount of the notes is initially convertible into approximately 371 shares of Common Stock, at the option of the holders or upon specified events, including a change of control, and if the Company’s common stock trades at or greater than $5.10 a share for 20 out of 30 days, beginning February 9, 2010. Upon any conversion or redemption of the notes, the holders will receive a make-whole payment in an amount equal to the interest payable through the scheduled maturity of the converted or redeemed notes, less any interest paid before such conversion or redemption. Interest is due and payable on the notes semi-annually in arrears on June 30 and December 31, beginning on June 30, 2009.

The Company allocated the $25.0 million in proceeds between the convertible subordinated notes and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $8.8 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding convertible subordinated notes using the effective interest method. At the date of the transaction, the fair value of the warrants of $8.8 million was determined utilizing the Black-Scholes option pricing model under the following assumptions: dividend yield of 0%, risk free interest rate of 1.99%, volatility of 118% and an expected life of five years. During 2009, the Company recognized approximately $8.6 million of non-cash interest expense related to the accelerated accretion of the debt discount as a result of the conversion of $24.5 million of the convertible subordinated notes into approximately 9.1 million shares of the Company’s common stock.

As of December 31, 2009, after giving effect to the conversions into common stock, the remaining principal aggregate amount of the notes due 2014 outstanding is $0.5 million.

(3)	In December 2008, the Company completed the sale of subordinated convertible notes due April 10, 2009 for aggregate proceeds of $1.0 million. The notes were convertible into shares of the Company’s common stock at any time upon the election of the purchasers at $3.00 per share. The notes were subordinated to the senior secured loan discussed in (4) below. The notes were issued as an original issue discount obligation in lieu of periodic interest payments and therefore no interest payments were made under these notes. Accordingly, the aggregate principal face amount of the notes was $1,112,500. The Company repaid these notes in January and February 2009.

(4)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The loan balance at December 31, 2009 was $0.3 million.

(5)	In August 2006, the Company entered into a term loan in the amount of $10.0 million with Hercules Technology Growth Capital, Inc., (“Hercules”). The interest rate on the loan was initially 11.7% per year. In addition, the Company issued five year common stock purchase warrants to Hercules granting them the right to purchase 0.2 million shares of the Company’s common stock at an exercise price of $7.95 per share. As a result of certain anti-dilution adjustments resulting from a financing consummated by the Company in December 2006 and an amendment entered into in January 2007, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.3 million shares of the Company’s common stock at an exercise price of $4.38 per share. Hercules exercised 0.1 million warrants in August 2007 and had 0.2 million warrants remaining as of this date. The basic terms of the loan required monthly payments of interest only through March 1, 2007, with 30 monthly payments of principal and interest which commenced on April 1, 2007. Any outstanding balance of the loan and accrued interest was to be repaid on August 30, 2009. In connection with the terms of the loan agreement, the Company granted Hercules a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $10.0 million in proceeds between the term loan and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.9 million with a corresponding amount recorded as a debt discount. The debt discount was being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.9 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. During 2009 and 2008, the Company recognized approximately $0 and $0.1 million, respectively, of non-cash interest expense related to the accretion of the debt discount. Since inception of the term loan, the Company recognized approximately $0.8 million of non-cash interest expense related to the accretion of the debt discount.

On May 5, 2008, the Company entered into the first amendment to the loan agreement. Under this agreement the Company paid an amendment fee of $50,000, agreed to maintain, subject to certain exceptions, a minimum cash balance of $0.5 million in the Company’s bank accounts that are subject to the security interest maintained by Hercules under the loan agreement and to deliver an amendment to the warrant agreement. On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.7 million shares of the Company’s common stock at an exercise price of $0.90 per share. As a result of this amendment, these warrants no longer met the requirements to be accounted for as equity in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entities Own Equity” (“ASC 815-40”). Therefore, the warrants were reclassified as a liability from equity for approximately $0.4 million at the date of the amendment to the loan agreement. The value of the warrant shares were being marked to market at each reporting period as a derivative gain or loss. At June 30, 2008, the warrants met the requirements to be accounted for as equity in accordance with ASC 815-40 and were reclassified as equity from a liability for $0.3 million. The Company recognized a change in the fair value of warrants and derivatives of approximately $0.1 million, as a gain on the consolidated statement of operations. The warrants issued under this amendment were exercised in full during the third quarter of 2008.

On June 23, 2008, the Company entered into the second amendment to the loan agreement. Under this amendment, the Company paid Hercules a $0.3 million restructuring fee and $0.5 million from the restricted cash account toward the last principal installments owed on the loan. The applicable interest rate on the balance of the loan was increased from 11.7% to 15.0% and the repayment schedule was modified and accelerated. In addition, the Company is required to make contingent payments of $0.5 million resulting from the approval of Ceplene®, which was paid in September 2008, and $0.3 million if the Phase II trial for NP-1 yields statistically significant results of the primary endpoints, which we paid in February 2009. Hercules was permitted to convert up to $1.9 million of the outstanding principal balance into up to 1.2 million shares of the Company’s common stock at a price of $1.545 per share. In October 2008 and December 2008, Hercules converted $1.9 million of the outstanding principal balance into approximately 1.2 million shares of the Company’s common stock. The remaining principal balance of this loan was repaid in 2009.

Finally, in connection with the second amendment to the loan agreement, the Company issued Hercules warrants to purchase an aggregate of 1.3 million shares of the Company’s common stock at an exercise price of $1.17 per share and an aggregate of 0.3 million shares of the Company’s common stock at an exercise price of $1.23 per share. The Company considered this a substantial modification to the original debt agreement and recorded the new debt at its fair value in accordance with ASC 470-50. As a result of the modification to the original debt agreement, the Company recorded a loss on the extinguishment of debt of $2.0 million in June 2008.
At December 31, 2009, contractual principal payments due on loans and notes payable are as follows:

As of December 31,
Year Ending	2009
(in thousands)
2010	$985
2011	555
2012	63
2013	—
2014	500

Total	$2,103

8. Preferred Stock
The Company has authorized 5 million undesignated preferred shares. No such preferred stock was issued and outstanding as of December 31, 2009 and 2008, respectively.
9. Common Stock and Common Stock Warrants
In July 2009, upon receipt of the approval of stockholders, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 175,000,000 to 225,000,000 shares.
On June 23, 2009, the Company raised $9.6 million in gross proceeds, $8.9 million net of $0.7 million in transaction costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 4.0 million shares of the Company’s common stock were sold at a price of $2.40 per share. Two and one-half year common stock purchase warrants were issued to investors granting them the right to purchase approximately 1.4 million shares of the Company’s common stock at an exercise price of $2.70 per share. The Company allocated the $9.6 million in gross proceeds between the common stock and the warrants based on their relative fair values. $2.0 million of this amount was allocated to the warrants. The warrants did not meet the requirements of being accounted for as equity in accordance with ASC 815-40 since the Company did not have an adequate number of authorized shares to reserve for the exercise of the warrants. Therefore, the value of the warrant shares were classified as a liability and were marked to market at June 30, 2009 resulting in a loss of $0.3 million in the statement of operations. On July 2, 2009, the warrants were reclassified from liability to equity in accordance with ASC 815-40 as a result of stockholders approving an increase in the number of authorized shares of the Company’s common stock.
On August 11, 2008, the Company raised $4.0 million in gross proceeds, $3.7 million net of $0.3 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 1.7 million shares of the Company’s common stock were sold at a price of $2.2767 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 0.9 million shares of the Company’s common stock at an exercise price of $1.89 per share and approximately 0.1 million shares of the Company’s common stock at an exercise price of $2.85 per share. In addition, in consideration of the receipt of $1.3 million in connection with the exercise of all the warrants issued in connection with the Company’s public offering on August 1, 2008 discussed below, the Company agreed to issue to the investors in that offering new warrants to purchase up to approximately 0.9 million shares of Common Stock of the Company with an exercise price of $2.079 per share. Such warrants are exercisable until August 11, 2013. The Company allocated the $3.7 million in gross proceeds between the common stock and the warrants based on their relative fair values. $1.7 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
On August 1, 2008, the Company raised $3.0 million in gross proceeds, $2.8 million net of $0.2 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 1.8 million shares of the Company’s common stock were sold at a price of $1.62 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 0.9 million shares of the Company’s common stock at an exercise price of $1.44 per share and approximately 0.1 million shares of the Company’s common stock at an exercise price of $2.04 per share. The Company allocated the $3.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $0.9 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
On July 15, 2008, the Company raised $0.5 million in gross proceeds, $0.5 million net of $50,000 in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 0.67 million shares of the Company’s common stock were sold at a price of $0.75 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 0.7 million shares of the Company’s common stock at an exercise price of $1.17 per share. The Company allocated the $0.5 million in gross proceeds between the common stock and the warrants based on their relative fair values. $0.2 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

On June 23, 2008, the Company raised $2.0 million in gross proceeds, $1.8 million net of $0.2 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 2.67 million shares of the Company’s common stock were sold at a price of $0.75 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 2.8 million shares of the Company’s common stock at an exercise price of $1.17 per share. The Company allocated the $2.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $0.8 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
On March 6, 2008, the Company raised $5.0 million in gross proceeds, $4.7 million net of $0.3 million in transaction costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 1.8 million shares of the Company’s common stock were sold at a price of $2.7675 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 1.0 million shares of the Company’s common stock at an exercise price of $2.58 per share. The Company allocated the $5.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. $1.3 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
On August 30, 2006, the Company entered into a senior secured term loan in the amount of $10.0 million with Hercules. Five year common stock purchase warrants were issued to Hercules granting them the right to purchase 0.2 million shares of the Company’s common stock at an exercise price of $7.95 per share. The fair value of the warrants was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 4.72%, volatility of 69% and an expected life of five years. The value of the warrant shares was being marked to market each reporting period as a derivative gain or loss. As a result of certain anti-dilution adjustments resulting from the issuance of common stock consummated on December 21, 2006 and an amendment to the warrants on January 26, 2007, the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.3 million shares of the Company’s common stock at an exercise price of $4.38 per share. As a result of the January 2007 amendment to the warrants, the warrants issued to Hercules met the requirements of and were being accounted for as equity in accordance with ASC 815-40. The fair value of the warrants as of the date of the amendment was $0.8 million. Accordingly, the Company reclassified this amount from a liability to warrants in stockholders’ deficit at that date. During 2007, the Company recognized the change in the value of warrants and derivatives of approximately $0.8 million as a loss on the consolidated statement of operations.
In July 2007, the Company entered into a release and settlement agreement to compensate Hercules for its inability to sell registered shares following an April 2007 planned exercise of a portion of the warrants issued by the Company to Hercules. The Company agreed to pay Hercules a fee of $0.3 million and to compensate Hercules up to $1.1 million on its exercise and sale of a portion of the warrants, provided such exercise and sale occurred prior to November 1, 2007, to the extent the market value of the Company’s common stock on the date of exercise was less than the market value of the Company’s stock at the time Hercules planned to sell the shares issued pursuant to the exercise of the warrants. Such compensation, if any, was payable in cash up to $0.6 million, the amount EpiCept received from the mandatory cash exercise of the warrants, with the remainder payable at the Company’s option in cash or in the Company’s common stock based on the fair value of the stock on the date the compensation was paid. The Company considered the contingent amount a derivative and marked the derivative to market at each reporting date. The 0.1 million warrants relating to the release and settlement agreement were reclassified as a liability from equity for $0.7 million at the date of the derivative agreement. In August 2007, Hercules exercised and sold the warrants relating to the release and settlement agreement, resulting in a total liability to the Company of $1.1 million. The Company paid Hercules $0.6 million in cash during the third quarter of 2007 and paid the remaining liability of $0.5 million at its option in its common stock on November 1, 2007.
On May 7, 2008, in connection with a second amendment to the warrant agreement with Hercules, the terms of the warrants issued to Hercules were adjusted to grant Hercules the right to purchase an aggregate of 0.7 million shares of the Company’s common stock at an exercise price of $0.90 per share.

On June 23, 2008, the Company entered into the second amendment to the loan agreement with Hercules. Under this amendment, the Company issued Hercules warrants to purchase an aggregate of 1.3 million shares of the Company’s common stock at an exercise price of $1.17 per share and an aggregate of 0.3 million shares of the Company’s common stock at an exercise price of $1.23 per share. Hercules had 0.4 million warrants outstanding as of December 31, 2009.
10. Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under agreements through 2013 accounted for as operating leases. The leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Rent expense approximated $1.3 million, $1.4 million and $1.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Future minimum rental payments under non-cancelable operating leases as of December 31, 2009 are as follows:

As of December 31,
Year Ending December 31,	2009
(in thousands)
2010	1,064
2011	1,055
2012	808
2013	661

$3,588

Consulting Contracts and Employment Agreements
The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party to the agreement upon the other party attaining certain milestones as defined in the agreements. As of December 31, 2009, the Company may be required to make future milestone payments, totaling approximately $5.5 million, under these agreements, of which approximately $2.3 million is payable during 2010 and approximately $3.2 million is payable from 2011 through 2015. The Company is obligated to make future royalty payments to three of its collaborators under existing license agreements, including ones based on net sales of NP-1 and the other based on net sales of crinobulin, to the extent revenues on such products are realized. The sublicense agreement with Epitome terminated on July 19, 2007. Under the agreement with Epitome Pharmaceuticals, a payment of $0.3 million was required to be paid by the Company to Epitome in each of the years 2009, 2008 and 2007. Under its agreement with Dalhousie University, the Company is obligated to pay an annual maintenance fee so long as no commercial product sales have occurred and the Company desires to maintain its rights under the license agreement. During 2007, the Company paid Dalhousie a signing fee of $0.3 million, a maintenance fee of $0.4 million and a milestone payment of $0.2 million upon the dosing of the first patient in a Phase III clinical trial for the licensed product. During each of the years 2009 and 2008, the Company paid Dalhousie a maintenance fee of $0.5 million.
The Company’s Board of Directors ratified the employment agreements between the Company and its chief executive officer and chief financial officer dated as of October 28, 2004. The employment agreements cover the term through December 31, 2009, and provide for base salary, discretionary compensation, stock option awards, and reimbursement of reasonable expenses in connection with services performed under the employment agreements. The agreements also compensate such officers in the event of their death or disability, termination without cause, or termination within one year of an initial public offering or a change of control, as defined in the respective employment agreements. Both employment agreements were automatically renewed for another year, ending December 31, 2010.
Litigation
There are no material legal proceedings pending against the Company as of December 31, 2009.

11. Share-Based Payments
The Company records stock-based compensation expense at fair value in accordance with ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”). The Company utilizes the Black-Scholes valuation method for determination of share-based compensation expense. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
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
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. For the year ended December 31, 2009, the Company issued approximately 0.7 million options to purchase common stock to certain of its employees and members of its board of directors and estimated $1.0 million of share-based compensation will be recognized as compensation expense over the vesting periods. During the year ended December 31, 2009, the Company also granted 0.3 million stock options that contained a performance condition.
The following table presents the 2009, 2008 and 2007 total employee, board of directors and third party stock-based compensation expense resulting from the issuance of stock options and the Employee Stock Purchase Plan included in the consolidated statement of operations:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
General and administrative	$889	$1,792	$2,137
Research and development	506	489	320

Stock-based compensation costs before income taxes	1,395	2,281	2,457
Benefit for income taxes (1)	—	—	—

Net compensation expense	$1,395	$2,281	$2,457

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

Summarized information for stock option grants for the years ended December 31, 2009 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Options outstanding at December 31, 2008	1,986,922	$11.94
Granted	729,167	1.89
Exercised	(58,889)	0.90
Forfeited	(222,357)	13.20
Expired	(22,063)	61.86

Options outstanding at December 31, 2009	2,412,780	$8.60	7.44	$271,771

Vested or expected to vest at December 31, 2009	2,335,871	$8.80	6.80	$269,620

Options exercisable at December 31, 2009	1,643,638	$11.48	6.80	$250,257

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
	Options	Weighted-	Weighted-	Shares	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Price	2009	Contractual Life	Price	2009	Price
$0.72 – 1.89	904,290	8.9 years	$1.49	412,705	$1.18
2.19 – 6.00	715,291	7.4 years	$3.75	440,109	$3.85
6.72 – 10.20	95,006	6.8 years	$8.07	92,680	$8.07
17.52 – 26.04	645,391	6.0 years	$17.62	645,391	$17.62
32.07 – 141.21	52,802	2.7 years	$86.55	52,802	$86.55

	2,412,780		$8.60	1,643,687	$11.48

The total intrinsic value of options exercised during 2009, 2008 and 2007 was approximately $0.1 million, $0 and $5,000, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2009 (for outstanding options), less the applicable exercise price.
The weighted-average fair value of the stock option awards granted to employees was $1.89, $1.80 and $3.78 for the years ended December 31, 2009, 2008 and 2007, respectively, and was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	2009	2008	2007
Expected life	5 years	5 years	5 years
Expected volatility	110.0% to 118.0%	87.5% to 118.0%	85.0% to 95.0%
Risk-free interest rate	1.67% to 2.52%	2.96% to 3.34%	4.66% to 4.79%
Dividend yield	0%	0%	0%
The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. Due to limited Company specific historical volatility data, the Company has based its estimate of expected volatility of stock awards upon historical volatility rates of comparable public companies to the extent it was not materially lower than its actual volatility. For the years 2009, 2008 and 2007, the Company’s actual stock volatility rate was higher than the volatility rates of comparable public companies. Therefore, the Company used its historical volatility rate for these periods as management believes that this rate will be representative of future volatility over the expected term of the options. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.
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
As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock and restricted stock units amounted to $1.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.02 years.
Restricted Stock
Restricted stock was issued to certain employees in 2007, and entitled the holder to receive a specified number of shares of the Company’s common stock over a four year, monthly vesting term. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock grants for the year ended December 31, 2009 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share
Nonvested at December 31, 2008	22,936	$4.38
Granted	—	—
Vested	(10,586)	4.38
Forfeited	(2,394)	—

Nonvested at December 31, 2009	9,956	$4.38

Restricted Stock Units
Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors in 2009 and 2008, which entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the two year or four year vesting term. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the year ended December 31, 2009 is as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date Value Per Share
Nonvested at December 31, 2008	101,341	$3.66
Granted	14,375	2.43
Vested	(12,083)	6.89
Forfeited	(10,634)	4.02

Nonvested at December 31, 2009	92,999	$3.45

1995 Stock Options
Under the terms of the 1995 Stock Option Plan, which terminated on November 14, 2005, 0.1 million options remain vested and outstanding as of December 31, 2009 with a weighted average exercise price of $3.73.

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
2005 Employee Stock Purchase Plan
The 2005 Employee Stock Purchase Plan (the “2005 ESPP”) was adopted on September 1, 2005 and approved by the stockholders on September 5, 2005. The Employee Stock Purchase Plan became effective on January 4, 2006 and a total of 500,000 shares of common stock were reserved for sale. The Company commenced the administration of the 2005 ESPP in November 2007. The 2005 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2005 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period commenced November 16, 2007 and ended June 30, 2008.
The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model. Share options for employees entering the 2009 ESPP and 2005 ESPP were estimated using the Black-Scholes option-pricing model and the assumptions noted on the table below.

	2009	2008	2007
Expected life	.50 years	.50 years	.63 years
Expected volatility	114.0%-118.0%	97.0%	87.5%
Risk-free interest rate	0.28%-0.33%	2.13%	3.57%
Dividend yield	0%	0%	0%
As of December 31, 2009, 45,447 shares were issued under the 2009 ESPP and 166,667 shares were issued under the 2005 ESPP. For the years ended December 31, 2009 and 2008, the Company recorded an expense of $38,000 and $45,000, respectively, based on the estimated number of shares to be purchased.

Warrants
The following table summarizes information about warrants outstanding at December 31, 2009:

	Expiration	Common Shares	Weighted Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2011	595	$111.93
February 2006 stock issuance	2011	340,069	12.00
December 2006 stock issuance	2011	1,284,933	4.41
June 2007 stock issuance (See Note 9)	2012	889,576	8.79
Termination of sublicense agreement	2012	83,333	5.88
October 2007 stock issuance (See Note 9)	2013	709,745	5.64
December 2007 stock issuance (See Note 9)	2013	555,555	4.50
March 2008 stock issuance (See Note 9)	2013	1,011,744	2.58
Senior Secured Term Loan (See Note 7)	2013	61,301	1.17
Senior Secured Term Loan (See Note 7)	2013	325,203	1.23
June 2008 stock issuance (See Note 9)	2013	766,667	1.17
July 2008 stock issuance (See Note 9)	2013	33,333	1.17
August 1, 2008 stock issuance (See Note 9)	2013	92,166	2.04
August 11, 2008 stock issuance (See Note 9)	2013	60,409	1.89
August 11, 2008 stock issuance (See Note 9)	2013	921,659	2.08
August 11, 2008 stock issuance (See Note 9)	2013	86,748	2.85
February 2009 convertible debt (See Note 7)	2014	3,703,704	3.11
February 2009 convertible debt (See Note 7)	2013	462,963	3.87
June 2009 stock issuance (See Note 9)	2013	1,400,000	2.70
June 2009 stock issuance (See Note 9)	2013	200,000	3.00

Total		12,989,703	$3.76

12. Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2009 and 2008. The change in the valuation allowance for the years ended December 31, 2009 and 2008 was an increase of approximately $0.4 million and $11.9 million, respectively. The increase in the valuation allowance of $0.4 million during the year ended December 31, 2009 was net of a decrease in the valuation allowance of $15.0 million as a result of a decrease in the gross deferred tax asset related to the net operating loss carryforward due to an ownership change under Internal Revenue Code Section 382. Significant components of the Company’s deferred tax assets at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Patent costs	$887	$1,044
Stock-based compensation	5,093	4,811
Accrued liabilities — U.S.	237	322
Accrued liabilities — foreign	395	395
Deferred revenue	3,220	3,539
Fixed assets	724	707
Deferred rent	322	72
Other	(86)	(76)
Warrant	554	493
Credits	3,501	3,249
Net operating loss carryforwards — U.S.	36,515	36,533
Net operating loss carryforwards — foreign	4,514	4,421

Total deferred tax assets	55,876	55,583
Valuation allowance	(55,876)	(55,468)

Net deferred tax asset	—	115
FIN 48 liability	—	(115)

Net deferred taxes	$—	$—

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2009, 2008 and 2007 is as follows:

	For the Year Ended
	December 31,
	2009	2008	2007
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.5)	(5.5)	0.0
Equity-based compensation	0.5	0.0	0.0
Other	0.0	0.2	(0.5)
Change in foreign rates	0.0	0.0	3.6
Change in valuation allowance	39.0	39.3	30.9

Effective tax rate	(0)%	(0)%	(0)%

The principal differences between the U.S. statutory tax rate of 34% and the Company’s effective tax rates of (0)% for the years ended December 31, 2009, 2008 and 2007 is primarily due to the Company’s valuation allowance and the write-down of net operating loss carryforwards due to an ownership change under Internal Revenue Code Section 382 in the years 2009 and 2007.

The Company has approximately $201.3 million of net operating loss carryforwards (federal, state and foreign) and tax credit carryforwards of $3.5 million as of December 31, 2009. The Company reduced its tax attributes (NOL’s and tax credits) as a result of the Company’s ownership changes in 2009 and 2007 and the limitation placed on the utilization of its tax attributes as a substantial portion of the NOL’s and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the federal NOL’s were reduced by approximately $290 million and the tax credit carryforwards were reduced by approximately $7.3 million.

	December 31,
	2009	2008
	(in millions)
Federal NOL’s	$90.8	$87.4
State NOL’s	95.5	95.6
Foreign NOL’s	15.0	14.7

Total NOL’s	$201.3	$197.7

	(in thousands)
Federal Credits	$301	$55
State Credits	3,199	3,194

Total Credits	$3,500	$3,249

The Company’s federal NOL’s of $90.8 million and state NOL’s of $95.5 million begin to expire after 2012 up through 2029. The Company’s foreign NOL’s of $15.0 million do not expire. The Company’s federal and state tax credits of $3.5 million begin to expire in 2024 through 2029.
As of January 1, 2007, the Company adopted guidance on accounting for uncertainty in income taxes which clarified the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of this guidance by the Company did not have a material impact on the Company’s financial condition or results of operations and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company has gross liabilities recorded of zero, $0.1 million and $0.1 million as of December 31, 2009, 2008 and 2007. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007
	(in thousands)
Balance at January 1,	$115	$115	$—
Additions (reductions) related to tax positions	(115)	—	115

Balance at December 31,	$—	$115	$115

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company had not accrued any interest or penalties related to unrecognized tax benefits. The unrecognized tax benefit liability as of December 31, 2008 and 2007 offsets net deferred tax assets.

13. Segment and Geographic Information
The Company operates as one reportable segment. The Company maintains development operations in the United States and Germany. Geographic information for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(in thousands)
Revenue
United States	$412	$262	$306
Germany	2	3	21

	$414	$265	$327

Net loss
United States	$38,505	$24,218	$28,701
Germany	309	1,164	(8)

	$38,814	$25,382	$28,693

Total Assets
United States	$7,417	$2,219	$7,281
Germany	97	52	117

	$7,514	$2,271	$7,398

Long Lived Assets, net
United States	$348	$499	$595
Germany	12	3	4

	$360	$502	$599

14. Quarterly Results (Unaudited)
Summarized quarterly results of operations for the years ended December 31, 2009 and 2008 are as follows (in thousands except per share and share amounts):

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	(in thousands, except for share and per share amounts)
Revenue	$115	$91	$116	$92
Operating expenses	4,197	5,541	5,136	4,278
Net loss	(22,487)	(7,079)	(4,813)	(4,436)
Basic and diluted loss per common share(1)	(0.68)	(0.18)	(0.11)	(0.10)
Weighted average shares outstanding	32,894,822	39,727,916	43,740,961	44,031,387

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	(in thousands, except for share and per share amounts)
Revenue	$49	$42	$78	$96
Operating expenses	6,060	5,562	5,440	5,159
Net loss	(6,077)	(7,765)	(6,163)	(5,375)
Basic and diluted loss per common share(1)	(0.38)	(0.45)	(0.27)	(0.20)
Weighted average shares outstanding	15,807,021	17,337,415	23,135,616	26,384,236

(1)	Basic and diluted loss per common share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly loss per common share amounts may not agree to the total for the year.
15. Subsequent Events (unaudited)
None.

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

3.3
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 14, 2010 (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed January 14, 2010).

3.4	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 18, 2010).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the EpiCept’s Corporation’s Registration Statement on Form S-1 (File No. 333-121938) (the “EpiCept Form S-1”)).

4.2	Convertible Debenture due April 10, 2009 (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K, filed December 9, 2008).

4.3
Indenture between EpiCept Corporation and Bank of New York Mellon, as Trustee, dated February 9, 2009 (incorporated by reference to Exhibit 4.1 to Epicept Corporation’s Current Report on Form 8-K, filed February 10, 2009).

10.1	Form of Indemnification Agreement between EpiCept Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the EpiCept Form S-1).

†10.2	1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the EpiCept Form S-1).

†10.3	2005 Equity Incentive Plan (Amended and Restated May 23, 2007) (incorporated by reference to Exhibit 10.1 to EpiCept’s Current Report on Form 8-K filed May 30, 2007).

†10.4	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Form S-4).

†10.5	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and John V. Talley (incorporated by reference to Exhibit 10.5 to the EpiCept Form S-1).

†10.6	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and Robert Cook (incorporated by reference to Exhibit 10.6 to the EpiCept Form S-1).

10.7	License Agreement, dated as of December 18, 2003, between Endo Pharmaceuticals Inc. and EpiCept Corporation (incorporated by reference to Exhibit 10.9 to the EpiCept Form S-1).

10.8	Royalty Agreement, dated as of July 16, 2003, between EpiCept Corporation and R. Douglas Cassel, M.D. (incorporated by reference to Exhibit 10.10 to the EpiCept Form S-1).

10.9	Cooperation Agreement between APL American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.13 to the EpiCept Form S-1).

10.10	Investment Agreement between Pharmed Labs GmbH and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.14 to the EpiCept Form S-1).

Exhibit
Number	Description of Exhibits
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

Exhibit
Number	Description of Exhibits
10.26	Securities Purchase Agreement, dated June 28, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept’s Current Report on Form 8-K filed June 29, 2007).

10.27	Form of Warrant, dated as of June 28, 2007 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed June 29, 2007).

10.28	Securities Purchase Agreement, dated October 10, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed October 11, 2007).

10.29	Form of Warrant, dated as of October 10, 2007 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed October 11, 2007).

10.30	Securities Purchase Agreement, dated December 4, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed December 5, 2007).

10.31	Form of Common Stock Purchase Warrant, dated as of December 4, 2007 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed December 5, 2007).

10.32	Securities Purchase Agreement, dated March 6, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K dated March 6, 2008).

10.33	Securities Purchase Agreement, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 25, 2008).

10.34	Form of Warrant, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.6 to EpiCept Corporation’s Current Report on Form 8-K filed June 23, 2008).

10.35	Securities Purchase Agreement, dated July 15, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 16, 2008).

10.36	Form of Warrant, dated as of July 15, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed July 16, 2008).

10.37	Securities Purchase Agreement, dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed August 4, 2008).

10.38	Form of Warrant, dated as of August 1, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed August 4, 2008).

10.39	Securities Purchase Agreement, dated August 11, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed August 12, 2008).

10.40	Form of Warrant, dated as of August 11, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed August 12, 2008).

10.41	Securities Purchase Agreement, dated as of December 8, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed December 9, 2008).

10.42	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Registration Statement on Form S-8 filed December 23, 2008).

10.43
Second Amendment to the Repayment Agreement by and between EpiCept Corporation and Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, dated November 26, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on form 8-K filed December 3, 2008).

10.44	Placement Agent Agreement (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on form 8-K filed December 9, 2008)

Exhibit
Number		Description of Exhibits
10.45		Securities Purchase Agreement, dated as of February 4, 2009 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 10, 2009).

10.46		Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed February 10, 2009).

10.47		Placement Agent Agreement, dated February 4, 2009 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed February 10, 2009).

10.48		Securities Purchase Agreement, dated as of June 18, 2009 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 19, 2009).

10.49		Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed June 19, 2009).

10.50		Placement Agent Agreement, dated June 18, 2009 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed June 19, 2009).

10.51
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