Form 10-Q
period 2010-03-31
EPICEPT CORP
filed 2010-05-07
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of May 7, 2010 the Registrant had outstanding 44,208,660 shares of its $.0001 par value Common Stock.

Part I. Financial Information

Item 1.	Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,579	$5,142
Inventory	1,632	1,315
Prepaid expenses and other current assets	382	414

Total current assets	5,593	6,871
Restricted cash	227	227
Property and equipment, net	323	360
Deferred financing costs	133	28
Identifiable intangible asset, net	24	28

Total assets	$6,300	$7,514

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,566	$1,808
Accrued research contract costs	1,383	1,174
Accrued interest	25	3
Other accrued liabilities	843	1,069
Notes and loans payable, current portion	931	985
Deferred revenue, current portion	691	425

Total current liabilities	5,439	5,464

Notes and loans payable	562	618
7.5556% Convertible Subordinated Notes Due 2014	358	349
Deferred revenue	11,764	9,197
Deferred rent and other noncurrent liabilities	919	965

Total long term liabilities	13,603	11,129

Total liabilities	19,042	16,593

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; authorized 225,000,000 shares; issued 44,181,579 and 44,051,782 shares at March 31, 2010 and December 31, 2009, respectively.	4	4
Additional paid-in capital	204,143	203,445
Warrants	24,047	24,503
Accumulated deficit	(239,553)	(235,045)
Accumulated other comprehensive loss	(1,308)	(1,911)
Treasury stock, at cost (4,167 shares)	(75)	(75)

Total stockholders’ deficit	(12,742)	(9,079)

Total liabilities and stockholders’ deficit	$6,300	$7,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$167	$115

Operating expenses:
Selling, general and administrative	2,057	2,027
Research and development	2,039	2,170

Total operating expenses	4,096	4,197

Loss from operations	(3,929)	(4,082)

Other income (expense):
Interest income	3	6
Foreign exchange loss	(516)	(289)
Interest expense (see Note 5)	(61)	(18,119)

Other expense, net	(574)	(18,402)

Net loss before income taxes	(4,503)	(22,484)
Income taxes	(5)	(3)

Net loss	(4,508)	(22,487)
Basic and diluted loss per common share	$(0.10)	$(0.68)

Weighted average common shares outstanding	44,160,266	32,894,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit

Balance at December 31, 2009	44,051,782	$4	$203,445	$24,503	$(235,045)	$(1,911)	$(75)	$(9,079)

Exercise of warrants	123,725	—	495	(456)	—	—	—	39
Issuance of common stock resulting from reverse split	3,828	—	—	—	—	—	—	—
Issuance of restricted common stock and restricted stock units, net	2,244	—	4	—	—	—	—	4
Amortization of deferred stock compensation	—	—	199	—	—	—	—	199

Foreign currency translation adjustment	—	—	—	—	—	603	—	603
Net loss	—	—	—	—	(4,508)	—	—	(4,508)

Balance at March 31, 2010	44,181,579	$4	$204,143	$24,047	$(239,553)	$(1,308)	$(75)	$(12,742)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(4,508)	$(22,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	102
Gain on disposal of assets	(27)	—
Foreign exchange loss	516	289
Stock-based compensation expense	209	393
Amortization of deferred financing costs and discount on loans	11	9,572
Changes in operating assets and liabilities, net of merger assets and liabilities:
Increase in inventory	(317)	(282)
Decrease (increase) in prepaid expenses and other current assets	32	(114)
Decrease in other assets	—	26
Decrease in accounts payable	(266)	(930)
Increase (decrease) in accrued research contract costs	209	(263)
Increase in accrued interest	22	32
Decrease in other accrued liabilities	(226)	(1,257)
Increase in deferred revenue	3,000	—
Recognition of deferred revenue	(167)	(96)
Decrease in other liabilities	(46)	(165)

Net cash used in operating activities	(1,518)	(15,180)

Cash flows from investing activities:
Restricted cash from issuance of 7.5556% convertible subordinated notes	—	(9,444)
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	—	8,500
Proceeds from sale of property and equipment	27	—
Purchases of property and equipment	—	(4)

Net cash provided by (used in) investing activities	27	(948)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	34	2,887
Proceeds from issuance of common stock and warrants, net of issuance costs	—	(124)
Proceeds from issuance of 7.5556% convertible subordinated notes	—	25,000
Deferred financing costs	(84)	—
Debt issuance costs	—	(1,490)
Repayment of loans	(24)	(786)

Net cash (used in) provided by financing activities	(74)	25,487

Effect of exchange rate changes on cash and cash equivalents	2	(6)

Net (decrease) increase in cash and cash equivalents	(1,563)	9,353
Cash and cash equivalents at beginning of year	5,142	790

Cash and cash equivalents at end of period	$3,579	$10,143

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$8,516
Cash paid for income taxes	5	3
Supplemental disclosure of non-cash investing and financing activities:
Conversion of 7.5556% convertible subordinated notes into common stock	—	22,500
Unpaid financing costs	24	232
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
2. Organization and Description of Business
EpiCept is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. The Company’s strategy is to focus its development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. The Company’s lead product is Ceplene®, which when used concomitantly with low dose interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. In November 2009, Health Canada screened and accepted for review a New Drug Submission (“NDS”) for Ceplene® for the treatment of AML in Canada and the Company continues its preparation of a New Drug Application (“NDA”) filing with the United States Food and Drug Administration (“FDA”). On January 7, 2010 EpiCept completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® occurred in the United Kingdom on April 20, 2010. In addition to Ceplene®, the Company has two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. The Company believes this portfolio of oncology and pain management product candidates lessens its reliance on the success of any single product or product candidate.
The Company’s cancer portfolio includes crolibulinTM (previously know as crinobulin), a novel small molecule vascular disruption agent (“VDA”), and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. The Company has completed its first Phase I clinical trial for crolibulinTM. Although the prior name was approved by the United States Adoptive Names Council in 2009, the compound’s name was recently modified to crolibulinTM at the request of the International Nonproprietary Names Expert Committee of the World Health Organization to avoid potential confusion with another product. AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myriad Genetics, Inc., or Myriad, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain.
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

3. Basis of Presentation
The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $239.6 million as of March 31, 2010. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:
•	commences pre-marketing activities related to the anticipated launch of Ceplene® in North America;
•	applies for marketing approval of Ceplene® in the U.S., Canada, and other countries;
•	continues to conduct clinical trials for its product candidates;
•	seeks regulatory approvals for its product candidates;
•	develops, formulates, and commercializes its product candidates;
•	implements additional internal systems and develops new infrastructure;
•	acquires or in-licenses additional products or technologies or expand the use of its technologies;
•	maintains, defends and expands the scope of its intellectual property; and
•	hires additional personnel.
The Company believes that its existing cash and cash equivalents plus the $2 million milestone payment that is due in the second quarter of 2010 under the Company’s license and supply agreement with Meda AB will be sufficient to fund its operations into the third quarter 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe; fees from the Company’s strategic partners, or funding through public or private financings, strategic relationships or other arrangements. If necessary to conserve cash, the Company may delay or cancel some of its planned development activities during 2010 such as the initiation of our planned Phase Ib clinical trial for crolibulinTM.
The condensed consolidated balance sheets as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of March 31, 2010 and the results of operations and cash flows for the periods ended March 31, 2010 and 2009 have been made. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

4. Summary of Significant Accounting Policies
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
Revenue Recognition
The Company recognizes revenue relating to its collaboration agreements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, and FASB Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements” (“ASC 605-25”). Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
The Company’s application of these standards requires subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. The Company evaluates its collaboration agreements to determine units of accounting for revenue recognition purposes. To date, the Company has determined that its upfront non-refundable license fees cannot be separated from its ongoing commercial or collaborative research and development activities and, accordingly, does not treat them as a separate element. The Company recognizes revenue from non-refundable, upfront licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method or ratably over either the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract, or the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis or 2) the expiration of the last EpiCept licensed patent. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period. Proportional performance is measured based on costs incurred compared to total estimated costs to be incurred over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The Company periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time.
EpiCept recognizes milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in ASC 605-25; (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions is not met, EpiCept will recognize milestones as revenue in accordance with its accounting policy in effect for the respective contract. For current research and development agreements, EpiCept recognizes revenue for milestone payments based upon the portion of the development services that are completed to date and defers the remaining portion and recognizes it over the remainder of the development services on the proportional or ratable method, whichever is applicable. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements.
EpiCept has chosen early adoption of the Milestone Method of Revenue Recognition (previously referred to as EITF 08-9) on a prospective basis as of January 1, 2010. Under this method of revenue recognition, the Company will recognize into revenue research-related milestone payments for which there is substantial uncertainty at the date the arrangement is entered into that the event will be achieved, when that event can only be achieved based in whole or in part on EpiCept’s performance or a specific outcome resulting from EpiCept’s performance and, if achieved, would result in additional payments being due to EpiCept. This accounting will be applicable to a research milestone under the license agreement entered into with Meda AB this quarter.
Royalty revenue is recognized in the period the sales occur, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and the Company has no remaining performance obligations under the arrangement providing for the royalty. If royalties are received when the Company has remaining performance obligations, they would be attributed to the services being provided under the arrangement and, therefore, recognized as such obligations are performed under either the proportionate performance or straight-line methods, as applicable.

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
Stock Based Compensation
The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 10 “Shares-Based Payments.”
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
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at March 31, 2010. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid expense.
On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. In connection with the issuance of these notes, the Company was required to deposit approximately $9.4 million in escrow for twenty-four months for the purposes of paying the interest on the notes and the make-whole payments upon conversion or redemption. As the result of the conversion of $24.5 million of these notes, approximately $9.3 million was released from restricted cash to fund the make-whole interest payment and $0.2 million remained in escrow for payment of the interest on the remaining notes not converted and was accordingly classified as restricted cash at March 31, 2010.
Inventory
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.

Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. During the first quarter of 2009, the Company incurred approximately $1.6 million in deferred financing costs from the issuance of $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. As a result of the conversion of $24.5 million of these notes, amortization of the deferred financing costs was accelerated and amortization expense of $1.6 million was recorded in 2009. As of March 31, 2010 and December 31, 2009, deferred financing costs were approximately $0.1 million and $28,000, respectively. Amortization of deferred financing costs and discounts on loans was $11,000 and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.
Identifiable Intangible Asset
Identifiable intangible asset consists of the assembled workforce acquired in the merger with Maxim Pharmaceuticals Inc. in January 2006. The assembled workforce is being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce is $0.5 million and approximately $0.5 million of accumulated amortization has been recorded as of March 31, 2010. Approximately $0.2 million of amortization was recorded in 2009 due to the layoff of most of the Company’s employees at its facility in San Diego, California in the first half of 2009. Assembled workforce amortization is recorded in research and development expense. During the three months ended March 31, 2010 and 2009, the Company recorded amortization expense of $3,000 and $0.1 million, respectively.
5. Supplemental Financial Information
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

	March 31,
	2010	2009

Common stock options	2,966,757	2,474,870
Restricted stock and restricted stock units	95,551	118,199
Shares issuable upon conversion of convertible debt	185,185	925,925
Warrants	12,495,541	11,929,521

Total shares excluded from calculation	15,743,034	15,448,515

Interest and Amortization of Debt Discount and Expense:
Interest and amortization of debt discount and expense consisted of the following for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in $000s)

Interest expense	$(50)	$(8,547)
Amortization of debt issuance costs and discount	(11)	(9,572)

Interest and amortization of debt discount and expense	$(61)	$(18,119)

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

Inventory:
As of March 31, 2010 and December 31, 2009, inventory consists of the following:

	March 31,	December 31,
	2010	2009
	(in $000s)

Raw materials	$130	$131
Work-in-process	1,467	1,147
Finished goods	35	37

Total inventory	$1,632	$1,315

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2010	2009
	(in $000s)

Prepaid expenses	$143	$167
Prepaid insurance	204	209
Other	35	38

Total prepaid expenses and other current assets	$382	$414

Property and Equipment:
Property and equipment consist of the following:

	March 31,	December 31,
	2010	2009
	(in $000s)

Furniture, office and laboratory equipment	$976	$980
Leasehold improvements	764	764

	1,740	1,744
Less accumulated depreciation	(1,417)	(1,384)

	$323	$360

Depreciation expense was approximately $36,000 and $38,000 for the three months ended March 31, 2010 and 2009, respectively.
Other Comprehensive Loss
For the three months ended March 31, 2010 and 2009, the Company’s only element of other comprehensive loss was foreign currency translation gain of $0.6 million and $0.4 million, respectively.
Recent Accounting Pronouncements
In March 2010, the FASB ratified the EITF final consensus on Issue No. 08-9, “Milestone Method of Revenue Recognition.” The guidance in this consensus allows milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The Company has chosen early adoption of this pronouncement effective January 1, 2010 on a prospective basis. The early adoption did not have a material effect on the Company’s financial statements.

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
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Delivery Revenue Arrangements” (“ASU 2009-13”) (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.
6. License Agreements
Meda AB
In January 2010, the Company entered into an exclusive commercialization agreement for Ceplene® with Meda AB (“Meda”), a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, the Company granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia. The Company received a $3 million fee on signing, which has been deferred and is being recognized as revenue ratably over the life of the commercialization agreement with Meda. An additional $2 million milestone payment was achieved in the second quarter of 2010 upon the first commercial sale of Ceplene® in a major European market. The Company will also receive other milestone payments and a double digit percent royalty on net sales in the covered territories. Additionally, the Company is responsible for Ceplene’s commercial supply. For the three months ended March 31, 2010, the Company recorded revenue from Meda of approximately $0.1 million. No revenue was recognized from Meda prior to January 2010.
Myriad Genetics, Inc. (Myriad)
In connection with its merger with Maxim Pharmaceuticals on January 4, 2006, EpiCept acquired a license agreement with Myriad Genetics Inc. (“Myriad”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad. Under the terms of the agreement, Maxim granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. For each of the three months ended March 31, 2010 and 2009, the Company recorded revenue from Myriad of approximately $15,000.
DURECT Corporation (DURECT)
On December 20, 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life. For each of the three months ended March 31, 2010 and 2009, the Company recorded revenue from DURECT of approximately $0.1 million.

Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. For the three months ended March 31, 2010 and 2009, the Company recorded revenue from Endo of approximately $5,000 and $9,000, respectively. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million.
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
7. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	March 31,	December 31,
	2010	2009
	(in $000s)

Accrued professional fees	$275	$96
Accrued salaries and employee benefits	456	709
Other accrued liabilities	112	264

Total other accrued liabilities	$843	$1,069

8. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	March 31,	December 31,
	2010	2009
	(in $000s)

7.38% amortizing loan due June 30, 2011 (1)	$1,240	$1,326
7.5556% convertible subordinated notes due February 9, 2014 (2))	500	500
July 2006 note payable due July 1, 2012 (3)	253	277

Total notes and loans payable, before debt discount	1,993	2,103
Less: Debt discount	142	151

Total notes and loans payable	1,851	1,952
Less: Notes and loans payable, current portion	931	985

Notes and loans payable, long-term	$920	$967

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

On June 25, 2009, EpiCept GmbH entered into a third amendment to the repayment agreement with tbg, whereby €0.3 million of the loan balance of €1.5 million ($2.1 million) plus accrued interest of €56,000 ($0.1 million) was repaid to tbg on June 30, 2009. The remaining loan balance of €1.2 million ($1.7 million) at June 30, 2009 plus accrued interest is being paid in four semi-annual installments of €0.3 million ($0.4 million) beginning December 31, 2009. Interest continues to accrue at a rate of 7.38% per annum and all the provisions of the repayment agreement dated December 20, 2007 continues to apply without change.

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

As of March 31,2010, after giving effect to the conversions into common stock, the remaining principal aggregate amount of the notes due 2014 outstanding is $0.5 million.

(3)
In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006. The loan balance at March 31, 2010 was $0.3 million.

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

The following table summarizes information about warrants outstanding at March 31, 2010:

	Expiration	Common Shares
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2011	595	$111.93
February 2006 stock issuance	2011	340,069	12.00
December 2006 stock issuance	2011	1,284,933	4.41
June 2007 stock issuance	2012	889,576	8.79
Termination of sublicense agreement	2012	83,333	5.88
October 2007 stock issuance	2013	709,745	5.64
December 2007 stock issuance	2013	555,555	4.50
March 2008 stock issuance	2013	1,011,744	2.58
Senior Secured Term Loan	2013	27,968	1.17
Senior Secured Term Loan	2013	325,203	1.23
June 2008 stock issuance	2013	766,667	1.17
July 2008 stock issuance	2013	33,333	1.17
August 1, 2008 stock issuance	2013	92,166	2.04
August 11, 2008 stock issuance	2013	60,409	1.89
August 11, 2008 stock issuance	2013	460,830	2.08
August 11, 2008 stock issuance	2013	86,748	2.85
February 2009 convertible debt (See Note 8)	2014	3,703,704	3.11
February 2009 convertible debt (See Note 8)	2013	462,963	3.87
June 2009 stock issuance (See Note 9)	2013	1,400,000	2.70
June 2009 stock issuance (See Note 9)	2013	200,000	3.00

Total		12,495,541	$3.81

10. Share-Based Payments
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
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. During the three months ended March 31, 2010, the Company’s Board of Directors granted certain employees options to purchase approximately 0.6 million shares of the Company’s common stock at a fair market value exercise price of $2.11 per share. The Company estimates that $0.9 million of stock based compensation related to 2010 options granted will be recognized as compensation expense over the vesting period.

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
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock and restricted stock units included in the consolidated statement of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in $000s)

General and administrative	$125	$244
Research and development	68	127

Stock-based compensation costs before income taxes	193	371
Benefit for income taxes (1)	—	—

Net compensation expense	$193	$371

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the three months ended March 31, 2010 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Options outstanding at December 31, 2009	2,412,780	$8.60	7.44	$271,771

Granted	597,500	2.11
Exercised	—	—
Forfeited	(40,123)	2.84
Expired	(3,400)	26.04

Options outstanding at March 31, 2010	2,966,757	$7.35	7.73	$562,821

Vested or expected to vest at March 31, 2010	2,850,648	$7.56	6.77	$549,603

Options exercisable at March 31, 2010	1,805,667	$10.61	6.77	$430,638

There were no stock option exercises during each of the three months ended March 31, 2010 and March 31, 2009. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2010 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the three months ended March 31, 2010 and 2009 was $1.67 and $1.47, respectively.
As of March 31, 2010, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $1.8 million, which will be amortized over the weighted-average remaining requisite service period of 2.74 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Expected volatility	109%	118%
Risk free interest rate	2.39%	1.67 – 1.81%
Dividend yield	—	—
Expected life	5 Yrs	5 Yrs

Restricted Stock
Restricted stock was issued to certain employees in January 2007, which entitle the holder to receive a specified number of shares of the Company’s common stock over a four year, monthly vesting term. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. There were no restricted stock grants prior to 2007. Summarized information for restricted stock grants for the three months ended March 31, 2010 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share
Nonvested at December 31, 2009	9,956	$4.38
Granted	—	—
Vested	(2,244)	4.38
Forfeited	(998)	4.38

Nonvested at March 31, 2010	6,714	$4.38

Restricted Stock Units
Restricted stock units were not issued to employees and non-employee members of the Company’s Board of Directors for the three months ended March 31, 2010 and March 31, 2009. Typically restricted stock units entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the two year or four year vesting term. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the three months ended March 31, 2010 is as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date Value Per Share
Nonvested at December 31, 2009	92,999	$3.45
Granted	—	—
Vested	—	—
Forfeited	(4,164)	4.02

Nonvested at March 31, 2010	88,835	$3.36

Following the departure of a former director, the Company agreed to accelerate the vesting of certain restricted stock units. The Company issued 4,167 shares of the Company’s common stock as a result of accelerating the vesting period and recorded compensation expense related to the modification of the vesting period of $5,000 in the first quarter of 2009.
1995 Stock Options
Under the terms of the 1995 Stock Option Plan, which terminated on November 14, 2005, 0.1 million options remain vested and outstanding as of March 31, 2010 with a weighted average exercise price of $3.73.
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

	Three Months Ended March 31,
	2010	2009
Expected life	.50 years	.50 years
Expected volatility	110.0%	118.0%
Risk-free interest rate	0.20%	0.25%
Dividend yield	0%	0%
As of March 31, 2010, 500,000 shares were issued under the 2005 ESPP, therefore there are currently no shares available for issuance. For the three months ended March 31, 2010 and 2009, the Company recorded an expense of $16,000 and $22,000 respectively, based on the estimated number of shares to be purchased.
11. Legal Proceedings
There are no legal proceedings pending against the Company as of March 31, 2010.
12. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in $000s)
Revenue
United States	$166	$114
Germany	1	1

	$167	$115

Net loss
United States	$3,737	$21,974
Germany	771	513

	$4,508	$22,487

	March 31,	December 31,
	2010	2009
	(in $000s)
Total Assets
United States	$6,222	$7,417
Germany	78	97

	$6,300	$7,514

Long Lived Assets, net
United States	$312	$348
Germany	11	12

	$323	$360

13. Subsequent Events
In April 2010, the first commercial shipment of Ceplene® to a major country in the European Union triggered a $2 million milestone payment from Meda, as defined in the agreement, which the Company expects to receive in the second quarter of 2010.

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
Overview
We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain. We focus our clinical development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. Our lead product is Ceplene®, which when used concomitantly with low-dose interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. In October 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union, or EU. In November 2009, Health Canada accepted for review a New Drug Submission, or NDS, for Ceplene® for the treatment of AML in Canada. We are continuing our preparation of a New Drug Application, or NDA, filing with the United States Food and Drug Administration, or FDA for Ceplene® in the same indication. On January 7, 2010 we completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® occurred in the United Kingdom on April 20, 2010. In addition to Ceplene®, we have two oncology compounds and a pain product candidate for the treatment of peripheral neuropathies in clinical development. We believe this portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product or product candidate.
Our cancer portfolio includes crolibulinTM (previously know as crinobulin), a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. We have completed our first Phase I clinical trial for crolibulinTM. Although the prior name was approved by the United States Adoptive Names Council in 2009, the compound’s name was recently modified to crolibulinTM at the request of the International Nonproprietary Names Expert Committee of the World Health Organization to avoid potential confusion with another product. AzixaTM, or MPC-6827, an apoptosis inducer with VDA activity licensed by us to Myriad Pharmaceuticals, Inc., or Myriad, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, melanoma that has metastasized to the brain and non-small-cell lung cancer that has spread to the brain.
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
Ceplene® has been granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission. None of our other drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that our clinical data and that of our collaborators establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborative arrangements with third parties to participate in the clinical development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

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
We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses, and to date we have not generated any meaningful revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $239.6 million as of March 31, 2010. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:
•	commence pre-marketing activities related to the anticipated launch of Ceplene® in North America;
•	apply for marketing approval of Ceplene® in the U.S., Canada, and other countries;
•	continue to conduct clinical trials for our product candidates;
•	seek regulatory approvals for our product candidates;
•	develop, formulate, and commercialize our product candidates;
•	implement additional internal systems and develop new infrastructure;
•	acquire or in-licenses additional products or technologies or expand the use of our technologies;
•	maintain, defend and expand the scope of our intellectual property; and
•	hire additional personnel.
We believe that our existing cash and cash equivalents plus the $2 million milestone payment that is due from Meda in the second quarter of 2010 will be sufficient to fund our operations into the third quarter 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe, fees from our strategic partners, or funding through public or private financings, strategic relationships or other arrangements. If necessary to conserve cash, we may delay or cancel some of our planned development activities during 2010 such as the initiation of our planned Phase Ib clinical trial for crolibulinTM.
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

Recent Events
In April 2010, the first commercial shipment of Ceplene® to a major country in the European Union triggered a $2 million milestone payment from Meda AB, as defined in the agreement, which we expect to receive in the second quarter of 2010.
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
Our application of these standards involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectibility is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, we have determined that our upfront non-refundable license fees cannot be separated from our ongoing commercial or collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, do not treat them as a separate element. We recognize revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to our license with Endo, or ratably over either the development period or the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and (2) the expiration of the last EpiCept licensed patent as we do with respect to our license with DURECT, Myriad and GNI, Ltd., or GNI.
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
We have chosen early adoption of the Milestone Method of Revenue Recognition (previously referred to as EITF 08-9) on a prospective basis as of January 1, 2010. Under this method of revenue recognition, we will recognize into revenue research-related milestone payments for which there is substantial uncertainty at the date the arrangement is entered into that the event will be achieved, when that event can only be achieved based in whole or in part on our performance or a specific outcome resulting from our performance and, if achieved, would result in additional payments being due to us. This accounting will be applicable to a research milestone under the license agreement entered into with Meda AB this quarter.
The Meda AB agreement also entitles us to a $3 million upfront payment, a $2 million payment upon launch of Ceplene® to a major country in the European Union, sales milestone payments and royalties on sales of Ceplene®. The $3 million upfront payment received in the first quarter of 2010 has been deferred and is being recognized as revenue ratably over the life of the commercialization agreement with Meda AB.
Royalty revenue is recognized in the period the sales occur, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement providing for the royalty. If royalties are received when we have remaining performance obligations, they would be attributed to the services being provided under the arrangement and, therefore, recognized as such obligations are performed under either the proportionate performance or straight-line methods, as applicable.
Royalty Expense
Upon receipt of marketing approval and commencement of commercial sales, some of which may not occur for several years, we will owe royalties to licensors of certain patents generally based upon net sales of the respective products. Under a license agreement with respect to NP-1, we are obligated to pay royalties based on annual net sales derived from the products incorporating the licensed technology. Under a license agreement with respect to crolibulinTM, we are required to provide a portion of any sublicensing payments we receive if we relicense the series of compounds or make milestone payments, assuming the successful commercialization of the compound by us for the treatment of a cancer indication, as well as pay a royalty on product sales. Under a royalty agreement with respect to Ceplene®, we are obligated to pay royalties based on annual net sales derived from the products incorporating the licensed technology. In each case, our royalty obligation ends the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and (2) the expiration of the last EpiCept licensed patent.
Stock-Based Compensation
We record stock-based compensation expense at fair value in accordance with the Financial Accounting Standards Board, or FASB, issued ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”). We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
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
During each of the three months ended March 31, 2010 and 2009, we issued approximately 0.6 million stock options with varying vesting provisions to certain of our employees. Based on the Black-Scholes valuation method (volatility — 109%, risk free rate — 2.39%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2010, we estimated $0.9 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 3.75 years. During the three months ended March 31, 2010 and 2009, we recognized total share-based compensation of approximately $0.2 million and $0.4 million, related to the options granted during 2010, 2009, 2008, 2007 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
Following the departure of a former director, we agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase our common stock from three months following the effective date of his resignation, February 3, 2009, to six months following such effective date. We recorded compensation expense related to the modification of the exercise period of $3,000 in the first quarter of 2009. We also agreed to accelerate the vesting of certain restricted stock units. We issued 4,167 shares of our common stock as a result of accelerating the vesting period and recorded compensation expense related to the modification of the vesting period of $5,000 in the first quarter of 2009.
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
Recent Accounting Pronouncements
In March 2010, the FASB ratified the EITF final consensus on Issue No. 08-9, “Milestone Method of Revenue Recognition.” The guidance in this consensus allows milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We have chosen early adoption of this pronouncement effective January 1, 2010 on a prospective basis. The early adoption did not have a material effect on the Company’s financial statements.
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
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Delivery Revenue Arrangements” (“ASU 2009-13”) (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.

Results of Operations
Three months ended March 31, 2010 and 2009
Revenues. During the three months ended March 31, 2010, we recognized revenue of approximately $0.2 million, from the upfront licensing fees and milestone payments received from Meda, Myriad, Endo, DURECT, and GNI, and royalties with respect to acquired Maxim technology. During the three months ended March 31, 2009, we recognized revenue of approximately $0.1 million, from the upfront licensing fees and milestone payments received from Myriad, Endo, DURECT, and GNI, and royalties with respect to acquired Maxim technology. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the Milestone Method and the straight line method over the life of the last to expire patent with Myriad, DURECT and GNI. We recognized revenue of $16,000 and $20,000 for the three months ended March 31, 2010 and 2009, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of March 31, 2010 of $0.7 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Meda, Myriad, Endo, DURECT and GNI.
Selling, general and administrative expense. Selling, general and administrative expense was $2.0 million for each of the three months ended March 31, 2010 and March 31, 2009. We expect an increase in selling, general and administrative expenses as we prepare to market Ceplene® in the U.S. upon receipt of marketing approval.
Research and development expense. Research and development expense decreased by 6%, or $0.1 million, to $2.1 million for the three months ended March 31, 2010 from $2.2 million for the three months ended March 31, 2009. The decrease was primarily attributable to lower salary and salary related expenses and facility costs related to closing our research facility in San Diego in 2009, partially offset by higher regulatory fees and clinical trial expenses for Ceplene®. During the first quarter of 2010, our clinical efforts were focused on our open label trial of Ceplene® that will meet our post-approval requirements with the EMEA. During the first quarter of 2009, our clinical efforts were focused on the initiation of a post-approval clinical trial for Ceplene® and a Phase Ib clinical trial for crolibulinTM, as well as, preparations for the commercial launch of Ceplene® in Europe.
Other income (expense). Our other income (expense) consisted of the following for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in $000s)
Other income (expense) consists of:
Interest income	3	6
Foreign exchange loss	(516)	(289)
Interest and amortization of debt discount and expense	(61)	(18,119)

Other expense, net	$(574)	$(18,402)

For the three months ended March 31, 2010, we recorded other expense, net of $0.6 million as compared to other expense, net of $18.4 million for the three months ended March 31, 2009. The $17.8 million decrease in other expense, net was primarily related to $9.4 million in amortization of debt issuance costs and discount and $8.5 million in interest expense, which was paid from restricted cash, as a result of the conversion of $22.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 25.0 million shares of our common stock. We also had an increase in foreign exchange loss of $0.2 million.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $239.6 million as of March 31, 2010, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position on March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(in $000s)
Working capital	$154	$1,407
Cash and cash equivalents	3,579	5,142
Notes and loans payable, current portion	931	985
Notes and loans payable, long term portion	920	967
Working Capital
At March 31, 2010, we had working capital of $0.2 million consisting of current assets of $5.6 million and current liabilities of $5.4 million. This represents a decrease of approximately $1.2 million from working capital of $1.4 million at December 31, 2009, which consisted of current assets of $6.9 million and current liabilities of $5.5 million. We funded our working capital and the cash portion of our 2010 operating loss with the cash proceeds from our June 2009 financing and a $3 million upfront payment in connection with the signing of the Ceplene® European marketing and distribution agreement with Meda. We believe that our existing cash resources plus the $2 million milestone payment that is due from Meda in the second quarter of 2010 will be sufficient to meet our projected operating and debt service requirements into the third quarter of 2010.
Cash, Cash Equivalents and Marketable Securities
At March 31, 2010, our cash and cash equivalents totaled $3.6 million. At December 31, 2009, cash and cash equivalents totaled $5.1 million. Our cash and cash equivalents consist primarily of an interest bearing money market account. In January 2010, we received $3 million from Meda in connection with the signing of the Ceplene® European marketing and distribution agreement.
In February 2009, we received net proceeds of approximately $14.0 million from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 12.5 million shares of the Company’s common stock at an exercise price of $1.035 per share.
Current and Future Liquidity Position
In January 2010 we received $3 million in connection with the signing of the Ceplene® European marketing and distribution agreement with Meda. Meda is also required to pay us an additional $2 million milestone payment in the second quarter of 2010 for achieving the first commercial sale of Ceplene® and a royalty on net sales. During 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 4.2 million shares of our common stock at an exercise price of $3.105 per share, netting us $14.0 million after $1.6 million in transaction costs and the restriction of $9.4 million to establish an escrow account to make interest payments. For the three months ended March 31, 2009, a total of 8.5 million shares of our common stock were issued upon the exercise of common stock purchase warrants, resulting in proceeds to the Company of approximately $2.9 million. As of March 31, 2010 we had approximately $3.6 million in cash and cash equivalents. Our anticipated average monthly cash operating expenses in 2010 is approximately $1.6 million. In addition, we are required to make interest and principal payments to our lender tbg on each of June 30, 2010 and December 31, 2010 in the amount of approximately $0.5 million. We believe that our cash is sufficient to fund operations into the third quarter 2010. We may receive cash from certain of our licensing partners during 2010 for achievement of clinical milestones, and we may raise additional funds through the issuance of debt and/or equity to meet our cash needs. To conserve cash, we may delay or cancel some of our planned development activities during 2010 such as the initiation of our planned Phase Ib clinical trial for crolibulinTM.
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

In February 2010, we established an “At-the-Market” offering program through which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $15.0 million through our sales agent. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, at market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through the sales agent on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, or otherwise, at negotiated prices or at prices related to the prevailing market price. We will designate the maximum amount of shares of common stock to be sold on a daily basis as we and our sales agent may agree. We plan to utilize this program at such times and in such amounts so as to minimize disruption to the trading of our stock, and therefore in times of low trading volume we may severely limit or refrain from using the program. If we are unable to meet our liquidity needs through this program, we may seek alternative sources of financing, such as issuing additional equity and/or debt. No sales were undertaken through the At-the-Market program through March 31, 2010.
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
Operating Activities
Net cash used in operating activities for the first three months of 2010 was $1.5 million as compared to $15.2 million in the first three months of 2009. Cash was primarily used to fund our net loss for the applicable period resulting from research and development, selling, general and administrative and other expenses related to our convertible debt financing. Accounts payable and accrued expenses decreased by approximately $0.3 million as a result of paying vendors and inventory increased by $0.3 million as we continue to manufacture and store Ceplene® in preparation for Meda’s European launch. The 2010 net loss was partially offset by a non-cash charge of $0.2 million of stock-based compensation, $0.5 million in foreign exchange loss and a $3 million increase in deferred revenue in connection with the signing of the Ceplene® European marketing and distribution agreement with Meda. Deferred revenue decreased by $0.2 million to account for the portion of the Meda, Myriad, Endo, DURECT and GNI deferred revenue recognized as revenue.

Investing Activities
Net cash provided by investing activities for the first three months of 2010 was $27,000 compared with net cash used in investing activities $0.9 million for the first three months of 2009. During the first quarter of 2010, cash was provided by the sale of equipment.
Financing Activities
Net cash used in financing activities for the first three months of 2010 was $0.1 million compared to net cash provided by financing activities $25.5 million for the first three months of 2009. During the first quarter of 2010, we incurred transaction costs of $0.1 million in establishing an “At-the-Market” offering program through which we may, from time to time, offer and sell shares of our common stock. We also received proceeds of $33,000 related to the exercise of approximately 0.1 million warrants in the first three months of 2010.
In February 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, netting us $14.0 million after $1.6 million in transaction costs and establishing a restricted cash account of $9.4 million for make-whole interest. We also received proceeds of $2.9 million related to the exercise of approximately 2.8 million warrants in the first three months of 2009. We repaid the outstanding loan balance with Hercules of approximately $8,000 and deferred financing costs of $0.2 million, resulting in our having no further obligations under this loan agreement. We also repaid $0.8 million of the subordinated convertible notes due April 10, 2009.
Contractual Obligations
As of March 31, 2010, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of March 31, 2010):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$931	$562	$500	$—	$1,993
Interest expense	141	103	38	—	282
Operating leases	1,051	1,601	661	—	3,313
Other obligations	2,611	2,208	456	—	5,275

Total	$4,734	$4,474	$1,655	$—	$10,863

Our current commitments of debt consist of the following:
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
As of March 31, 2010, after giving effect to the conversions into common stock, the remaining aggregate principal amount of the Notes outstanding is $0.5 million.
$0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at March 31, 2010 is $0.3 million.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2010. Long-term commitments under operating leases for facilities leased by Maxim Pharmaceuticals, Inc. and retained by us after our acquisition relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. In June 2008, we defaulted on our lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent. At March 31, 2010, we are current with our lease payments on this facility. We discontinued our drug discovery activities at this location and are currently looking to sublease the premises located in San Diego, California. In July 2006, we terminated our lease of certain other property in San Diego, California. In connection with the lease termination, we issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.

We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of March 31, 2010, we may be required to make future milestone payments, totaling approximately $5.3 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
We are also obligated to make future royalty payments to three of our collaborators under existing license agreements, based on net sales of Ceplene®, NP-1 and crolibulinTM, to the extent revenues on such products are realized. We cannot reasonably determine the amount and timing of such royalty payments and they are not included in the table above.

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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the United States and Exchange Commission rules and forms.
There have not been any changes our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed reports.
Risks Related to our Financial Condition and Business
We have limited liquidity and, as a result, may not be able to meet our obligations.
As of March 31, 2010 we had approximately $3.6 million in cash and cash equivalents. In January 2010 we received $3 million from Meda AB in connection with the signing of the Ceplene® European marketing and distribution agreement with Meda. Meda is also required to pay us an additional $2 million milestone payment for the second quarter of 2010 and a royalty on net sales. Our anticipated average monthly cash operating expense in 2010 is approximately $1.6 million per month. In addition, we are required to make interest and principal payments to our lender tbg on each of June 30, 2010 and December 31, 2010 in the amount of approximately $0.5 million. We believe that our cash is sufficient to fund operations into the third quarter 2010. We may receive cash from certain of our licensing partners during 2010 for achievement of clinical milestones, and we may raise additional funds through the issuance of debt and/or equity to meet our cash needs. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2010.
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
In February 2010, we established an “At-the-Market” offering program through which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $15.0 million through our sales agent. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, at market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through the sales agent on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, or otherwise, at negotiated prices or at prices related to the prevailing market price. We will designate the maximum amount of shares of common stock to be sold on a daily basis as we and our sales agent may agree. We plan to utilize this program at such times and in such amounts so as to minimize disruption to the trading of our stock, and therefore in times of low trading volume we may severely limit or refrain from using the program. If we are unable to meet our liquidity needs through this program, we may seek alternative sources of financing such as issuing additional equity and/or debt.
If additional funds are raised by issuing equity, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be forced to delay, scale back, or eliminate some or all of our commercialization efforts for Ceplene® and our research and development programs or to cease operations entirely.

We may not be able to continue as a going concern.
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2009, which is incorporated herein by reference, with respect to this uncertainty. We will need to generate significant revenue from the sale of Ceplene® or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	(removed and reserved).

Item 5.	Other Information
None.

Item 6.	Exhibits

Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 21, 2008).

3.2	Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 9, 2009).

3.3
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 14, 2010 (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed January 14, 2010).

3.4	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 18, 2010).

10.1	License and Supply Agreement, dated as of January 8, 2010, between EpiCept Corporation, EpiCept GmbH and Meda AB.

10.2	Equity Distribution Agreement, dated February 5, 2010 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 11, 2010).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
May 7, 2010	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer