Form 10-Q
period 2010-06-30
EPICEPT CORP
filed 2010-08-06
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2010 the Registrant had outstanding 50,393,471 shares of its $.0001 par value Common Stock.

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$8,347	$5,142
Accounts receivable	53	9
Inventory	1,621	1,315
Prepaid expenses and other current assets	363	405

Total current assets	10,384	6,871
Restricted cash	207	227
Property and equipment, net	290	360
Deferred financing costs	548	28
Identifiable intangible asset, net	—	28

Total assets	$11,429	$7,514

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,482	$1,808
Accrued research contract costs	1,288	1,174
Other accrued liabilities	1,506	1,072
Notes and loans payable, current portion	861	985
Deferred revenue, current portion	900	425

Total current liabilities	7,037	5,464

Notes and loans payable	121	618
7.5556% Convertible Subordinated Notes Due 2014	367	349
Deferred revenue	13,357	9,197
Deferred rent and other noncurrent liabilities	758	965

Total long term liabilities	14,603	11,129

Total liabilities	21,640	16,593

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; authorized 225,000,000 shares; issued 50,396,892 and 44,051,782 shares at June 30, 2010 and December 31, 2009, respectively	5	4
Additional paid-in capital	207,568	203,445
Warrants	27,205	24,503
Accumulated deficit	(244,442)	(235,045)
Accumulated other comprehensive loss	(472)	(1,911)
Treasury stock, at cost (12,500 shares)	(75)	(75)

Total stockholders’ deficit	(10,211)	(9,079)

Total liabilities and stockholders’ deficit	$11,429	$7,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net product sales	53	—	65	—
Licensing and other revenue	198	91	381	206

Total revenue	$251	$91	$446	$206

Costs and expenses:
Costs of goods sold	62	—	90	—
Selling, general and administrative	1,721	1,728	3,777	3,755
Research and development	2,552	3,813	4,592	5,983

Total costs and expenses	4,335	5,541	8,459	9,738

Loss from operations	(4,084)	(5,450)	(8,013)	(9,532)

Other income (expense):
Interest income	1	8	3	15
Foreign exchange (loss) gain	(728)	382	(1,244)	92
Interest expense (see Note 5)	(78)	(1,714)	(138)	(19,833)
Change in value of warrants and derivatives	—	(305)	—	(305)

Other expense, net	(805)	(1,629)	(1,379)	(20,031)

Net loss before income taxes	(4,889)	(7,079)	(9,392)	(29,563)
Income taxes	—	—	(5)	(4)

Net loss	(4,889)	(7,079)	(9,397)	(29,567)

Basic and diluted loss per common share	$(0.11)	$(0.18)	$(0.21)	$(0.81)

Weighted average common shares outstanding	44,274,642	39,727,916	44,217,770	36,330,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
For the Six Months Ended June 30, 2010
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit

Balance at December 31, 2009	44,051,782	$4	$203,445	$24,503	$(235,045)	$(1,911)	$(75)	$(9,079)

Issuance of common stock and warrants, net of issuance costs	6,166,863	1	3,148	3,158	—	—	—	6,307
Issuance of common stock resulting from reverse split	3,828	—	—	—	—	—	—	—
Issuance of restricted common stock and restricted stock units, net	17,873	—	20	—	—	—	—	20

Issuance of common stock under ESPP	32,821	—	23	—	—	—	—	23

Exercise of warrants	123,725	—	495	(456)	—	—	—	39

Amortization of stock-based compensation	—	—	437	—	—	—	—	437

Foreign currency translation adjustment	—	—	—	—	—	1,439	—	1,439
Net loss	—	—	—	—	(9,397)	—	—	(9,397)

Balance at June 30, 2010	50,396,892	$5	$207,568	$27,205	$(244,442)	$(472)	$(75)	$(10,211)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,397)	$(29,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	286
Gain on disposal of assets	(27)	(115)
Foreign exchange loss (gain)	1,244	(92)
Stock-based compensation expense	458	722
Amortization of deferred financing costs and discount on loans	22	10,460
Change in value of warrants and derivatives	—	305
Changes in operating assets and liabilities, net of merger assets and liabilities:
Increase in accounts receivable	(44)	—
Increase in inventory	(306)	(1,104)
Increase in prepaid expenses and other current assets	42	(3)
Decrease in other assets	—	26
Increase (decrease) in accounts payable	623	(1,299)
Increase in accrued research contract costs	114	25
Decrease in other accrued liabilities	(13)	(841)
Increase in deferred revenue	5,000	—
Recognition of deferred revenue	(365)	(186)
(Decrease) increase in other liabilities	(207)	506

Net cash used in operating activities	(2,755)	(20,877)

Cash flows from investing activities:
Restricted cash from issuance of 7.5556% convertible subordinated notes	—	(9,444)
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	20	9,264
Purchases of property and equipment	(2)	(16)
Proceeds from sale of property and equipment	27	132

Net cash provided by (used in) investing activities	45	(64)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	62	3,113
Proceeds from issuance of common stock and warrants, net of issuance costs	6,389	9,276
Proceeds from issuance of 7.5556% convertible subordinated notes	—	25,000
Deferred financing costs	(109)	—
Debt issuance costs	—	(1,528)
Repayment of loans	(426)	(1,607)

Net cash provided by financing activities	5,916	34,254

Effect of exchange rate changes on cash and cash equivalents	(1)	(4)

Net increase in cash and cash equivalents	3,205	13,309
Cash and cash equivalents at beginning of year	5,142	790

Cash and cash equivalents at end of period	$8,347	$14,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$77	$9,377
Cash paid for income taxes	5	4
Supplemental disclosure of non-cash investing and financing activities:
Conversion of 7.5556% convertible subordinated notes into common stock	—	24,500
Unpaid costs associated with issuance of common stock	82	517
Unpaid financing costs	415	201
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
2. The Company
EpiCept is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. The Company’s strategy is to focus its development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. The Company’s lead product is Ceplene®, which when used concomitantly with low dose interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. On October 8, 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. In November 2009, Health Canada screened and accepted for review a New Drug Submission (“NDS”) for Ceplene® for remission maintenance treatment of AML in Canada. In June 2010 the Company filed a New Drug Application (“NDA”) with the United States Food and Drug Administration (“FDA”) for the same indication. On January 7, 2010 EpiCept completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® commenced in the United Kingdom in April 2010 and will continue over the next year in other European countries. In addition to Ceplene®, the Company has two other oncology compounds and a late-stage pain product candidate for the treatment of peripheral neuropathies in clinical development. The Company believes this portfolio of oncology and pain management product candidates lessens its reliance on the success of any single product or product candidate.
The Company’s other oncology compounds include crolibulinTM (previously known as crinobulin), a novel small molecule vascular disruption agent (“VDA”), and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. The Company has completed its first Phase I clinical trial for crolibulinTM. AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myrexis, Inc. (formerly Myriad Pharmaceuticals, Inc.), as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain.
The Company’s late-stage pain product candidate, EpiCeptTM NP-1 Cream, (“NP-1”), is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In January 2009, the Company concluded a Phase II clinical trial of NP-1 in which the Company studied its safety and efficacy in patients suffering from post-herpetic neuralgia, or PHN, compared to gabapentin and placebo. This trial met its primary endpoints. In February 2008, the Company concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. Both studies support the advancement of NP-1 into a registration-sized trial. NP-1 is currently being studied in a chemotherapy-induced peripheral neuropathy trial being conducted by the National Cancer Institute (NCI)-funded Community Clinical Oncology Program. The 400-patient enrollment target in this study has been exceeded and top-line data should be available before year-end 2010. NP-1 utilizes a proprietary formulation to administer FDA approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain, targeting pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. Peripheral neuropathy affects over 15 million people in the United States of America.
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
3. Basis of Presentation
The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and selling, general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $244.4 million as of June 30, 2010. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from selling, general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:
•	commences pre-marketing activities related to the anticipated launch of Ceplene® in North America;
•	seeks marketing approval of Ceplene® in the U.S., Canada, and other countries;
•	continues to conduct clinical trials for its product candidates;
•	seeks regulatory approvals for its product candidates;
•	develops, formulates, and commercializes its product candidates;
•	implements additional internal systems and develops new infrastructure;
•	acquires or in-licenses additional products or technologies or expand the use of its technologies;
•	maintains, defends and expands the scope of its intellectual property; and
•	hires additional personnel.
The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations into the fourth quarter 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe, fees from the Company’s strategic partners, or funding through public or private financings, strategic relationships or other arrangements. If necessary to conserve cash, the Company may delay or cancel some of its planned development activities that are not related to Ceplene® during 2010.
The condensed consolidated balance sheets as of June 30, 2010, the condensed consolidated statements of operations for the three months and six months ended June 30, 2010 and 2009, the condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2010 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of June 30, 2010 and the results of operations and cash flows for the periods ended June 30, 2010 and 2009 have been made. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company has evaluated all subsequent events through August 6, 2010, the date these condensed consolidated financial statements were issued.
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
Revenue Recognition
The Company recognizes revenue relating to its collaboration agreements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, and FASB Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements” (“ASC 605-25”) for agreements before 2010. Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
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
EpiCept has chosen early adoption of the milestone method of Revenue Recognition (previously referred to as EITF 08-9) on a prospective basis as of January 1, 2010. Under this method of revenue recognition, the Company will recognize into revenue research-related milestone payments for which there is substantial uncertainty at the date the arrangement is entered into that the event will be achieved, when that event can only be achieved based in whole or in part on EpiCept’s performance or a specific outcome resulting from EpiCept’s performance and, if achieved, would result in additional payments being due to EpiCept. This accounting will be applicable to research milestones under the license agreement entered into with Meda AB in 2010 and all future agreements.
Revenue from the sale of product is recognized when title and risk of loss of the product is transferred to the customer. Provisions for discounts, early payments, rebates, sales returns and distributor chargebacks under terms customary in the industry, if any, are provided for in the same period the related sales are recorded.
Royalty revenue is recognized in the period the sales occur, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and the Company has no remaining performance obligations under the arrangement providing for the royalty. If royalties are received when the Company has remaining performance obligations, they would be attributed to the services being provided under the arrangement and, therefore, recognized as such obligations are performed under either the proportionate performance or ratable methods, as applicable.

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
Stock Based Compensation
The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 10 “Share-Based Payments.”
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
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at June 30, 2010. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent.
On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. In connection with the issuance of these notes, the Company was required to deposit approximately $9.4 million in escrow for twenty-four months for the purposes of paying the interest on the notes and the make-whole payments upon conversion or redemption. As the result of the conversion of $24.5 million of these notes, approximately $9.3 million was released from restricted cash to fund the make-whole interest payment and $0.1 million remained in escrow for payment of the interest on the remaining notes not converted and was accordingly classified as restricted cash at June 30, 2010.
Inventory
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.

Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. During the first quarter of 2009, the Company incurred approximately $1.6 million in deferred financing costs from the issuance of $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. As a result of the conversion of $24.5 million of these notes, amortization of the deferred financing costs was accelerated and amortization expense of $1.6 million was recorded in 2009. As of June 30, 2010 and December 31, 2009, deferred financing costs were approximately $0.5 million and $28,000, respectively. Amortization of deferred financing costs and discounts on loans was $22,000 and $1.8 million for the six months ended June 30, 2010 and 2009, respectively.
Identifiable Intangible Asset
Identifiable intangible asset consisted of the assembled workforce acquired in the merger with Maxim Pharmaceuticals Inc. in January 2006. The assembled workforce was amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. Approximately $0.2 million of amortization was recorded in 2009 due to the layoff of most of the Company’s employees at its facility in San Diego, California in the first half of 2009. Assembled workforce amortization was recorded in research and development expense. During the six months ended June 30, 2010 and 2009, the Company recorded amortization expense of $28,000 and $0.2 million, respectively. Identifiable intangible asset was fully depreciated at June 30, 2010.
5. Supplemental Financial Information
Loss per Share
Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding excludes shares underlying stock options, restricted stock, restricted stock units, warrants and shares issuable upon conversion of convertible debt, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares are summarized as follows:

	June 30,
	2010	2009

Common stock options	3,099,858	2,477,927
Restricted stock and restricted stock units	79,918	107,933
Shares issuable upon conversion of convertible debt	185,185	185,185
Warrants	23,540,995	13,391,182

Total shares excluded from calculation	26,905,956	16,162,227

Interest and Amortization of Debt Discount and Expense:
Interest and amortization of debt discount and expense consisted of the following for the six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in $000s)		(in $000s)

Interest expense	$(67)	$(759)	$(116)	$(9,373)
Amortization of debt issuance costs and discount	(11)	(955)	(22)	(10,460)

Interest and amortization of debt discount and expense	$(78)	$(1,714)	$(138)	$(19,833)

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

Inventory:

	June 30,	December 31,
	2010	2009
	(in $000s)
Raw materials	$140	$131
Work-in-process	1,446	1,147
Finished goods	35	37

Total inventory	$1,621	$1,315

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2010	2009
	(in $000s)

Prepaid insurance	$197	$209
Other prepaid expense	156	167
Other current assets	10	29

Total prepaid expenses and other current assets	$363	$405

Property and Equipment:
Property and equipment consist of the following:

	June 30,	December 31,
	2010	2009
	(in $000s)

Furniture, office and laboratory equipment	$977	$980
Leasehold improvements	763	764

	1,740	1,744
Less accumulated depreciation	(1,450)	(1,384)

Total property and equipment, net	$290	$360

Depreciation expense was approximately $0.1 million for each of the six months ended June 30, 2010 and 2009.
Other Comprehensive Loss
For the six months ended June 30, 2010 and 2009, the Company’s only element of other comprehensive loss is a foreign currency translation gain of $1.4 million and a foreign currency translation loss of $0.1 million, respectively.
A summary of other comprehensive loss for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in $000s)		(in $000s)

Net loss	$(4,889)	$(7,079)	$(9,397)	$(29,567)
Foreign currency translation gain (loss)	835	(500)	1,439	(113)

Total other comprehensive loss	$(4,054)	$(7,579)	$(7,958)	$(29,680)

Recent Accounting Pronouncements
In March 2010, the FASB ratified the EITF final consensus on Issue No. 08-9, “Milestone Method of Revenue Recognition.” The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The Company has chosen early adoption of this pronouncement effective January 1, 2010 on a prospective basis. The early adoption did not have a material effect on the Company’s consolidated financial statements.
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
6. License Agreements
Meda AB
In January 2010, the Company entered into an exclusive commercialization agreement for Ceplene® with Meda AB (“Meda”), a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, the Company granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia. The Company received a $3.0 million fee on signing and an additional $2.0 million milestone payment in May 2010 upon the first commercial sale of Ceplene® in a major European market, which have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda. The Company will also receive other milestone payments and an escalating double digit percent royalty on net sales in the covered territories. Additionally, the Company is responsible for Ceplene’s commercial supply. For the three and six months ended June 30, 2010, the Company recorded revenue from Meda of approximately $0.1 million and $0.2 million, respectively. No revenue was recognized from Meda prior to January 2010.
Myrexis, Inc. (Myrexis)
In connection with its merger with Maxim Pharmaceuticals on January 4, 2006, EpiCept acquired a license agreement with Myrexis Inc. (“Myrexis”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis. Under the terms of the agreement, Maxim granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3.0 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. For each of the three months ended June 30, 2010 and 2009, the Company recorded revenue from Myrexis of approximately $15,000. For each of the six months ended June 30, 2010 and 2009, the Company recorded revenue from Myrexis of approximately $31,000.

DURECT Corporation (DURECT)
On December 20, 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life. For each of the three and six months ended June 30, 2010 and 2009, the Company recorded revenue from DURECT of approximately $0.1 million.
Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. For the six months ended June 30, 2010 and 2009, the Company recorded revenue from Endo of approximately $8,000 and $13,000, respectively.
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
7. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	June 30,	December 31,
	2010	2009
	(in $000s)

Accrued professional fees	$224	$96
Accrued salaries and employee benefits	626	709
Other accrued liabilities	656	267

Total other accrued liabilities	$1,506	$1,072

During the second quarter of 2009, as a result of the decision to close the Company’s research facility in San Diego, the Company expensed $0.8 million related to the lease on this facility and $0.2 million in severance payments for the employees affected by the closing, which was paid in 2009. The severance expense and the current portion of the facility expense was recorded in other accrued liabilities. The current portion of the facility expense is $0.1 million at June 30, 2010. The long-term portion of the facility expense of $0.6 million is recorded in deferred rent and other noncurrent liabilities.

8. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	June 30,	December 31,
	2010	2009
	(in $000s)

7.38% amortizing loan due June 30, 2011 (1)	$754	$1,326
7.5556% convertible subordinated notes due February 9, 2014 (2)	500	500
July 2006 note payable due July 1, 2012 (3)	228	277

Total notes and loans payable, before debt discount	1,482	2,103
Less: Debt discount (2)	133	151

Total notes and loans payable	1,349	1,952
Less: Notes and loans payable, current portion	861	985

Notes and loans payable, long-term	$488	$967

(1)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan initially bore interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.

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

As of June 30, 2010, after giving effect to the conversions into common stock, the remaining principal aggregate amount of the notes due 2014 outstanding is $0.5 million.

(3)	In July 2006, Maxim, our wholly-owned subsidiary, entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006. The loan balance at June 30, 2010 was $0.2 million.
9. Common Stock and Warrants
In July 2009, upon receipt of the approval of stockholders, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 175,000,000 to 225,000,000 shares.
On June 25, 2010, the Company raised $6.7 million in gross proceeds, $6.2 million net of $0.5 million in transaction costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 6.1 million shares of the Company’s common stock were sold at a price of $1.10 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 4.6 million shares of the Company’s common stock at an exercise price of $1.64 per share. In addition, one year common stock purchase warrants were issued to investors granting them the right to purchase approximately 6.1 million shares of the Company’s common stock at an exercise price of $1.64 per share. The Company allocated the $6.7 million in gross proceeds between the common stock and the warrants based on their relative fair values. $3.2 million of this amount was allocated to the warrants utilizing the Black-Scholes option pricing model. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
On June 23, 2009, the Company raised $9.6 million in gross proceeds, $8.9 million net of $0.7 million in transaction costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 4.0 million shares of the Company’s common stock were sold at a price of $2.40 per share. Two and one-half year common stock purchase warrants were issued to investors granting them the right to purchase approximately 1.4 million shares of the Company’s common stock at an exercise price of $2.70 per share. The Company allocated the $9.6 million in gross proceeds between the common stock and the warrants based on their relative fair values. $2.0 million of this amount was allocated to the warrants utilizing the Black-Scholes option pricing model.

The warrants did not meet the requirements of being accounted for as equity in accordance with ASC 815-40 since the Company did not have an adequate number of authorized shares to reserve for the exercise of the warrants. Therefore, the value of the warrant shares was classified as a liability and was marked to market at June 30, 2009 resulting in a loss of $0.3 million in the statement of operations. On July 2, 2009, the warrants were reclassified from liability to equity in accordance with ASC 815-40 as a result of stockholders approving an increase in the number of authorized shares of the Company’s common stock.
The following table summarizes information about warrants outstanding at June 30, 2010:

	Expiration	Common Shares
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2011	595	$111.93
February 2006 stock issuance	2011	340,069	12.00
December 2006 stock issuance	2011	1,284,933	4.41
June 2007 stock issuance	2012	889,576	8.79
Termination of sublicense agreement	2012	83,333	5.88
October 2007 stock issuance	2013	709,745	5.64
December 2007 stock issuance	2013	555,555	4.50
March 2008 stock issuance	2013	1,011,744	2.58
Senior Secured Term Loan	2013	27,968	1.17
Senior Secured Term Loan	2013	325,203	1.23
June 2008 stock issuance	2013	766,667	1.17
July 2008 stock issuance	2013	33,333	1.17
August 1, 2008 stock issuance	2013	92,166	2.04
August 11, 2008 stock issuance	2013	60,409	1.89
August 11, 2008 stock issuance	2013	460,830	2.08
August 11, 2008 stock issuance	2013	86,748	2.85
February 2009 convertible debt (See Note 8)	2014	3,703,704	3.11
February 2009 convertible debt (See Note 8)	2013	462,963	3.87
June 2009 stock issuance (See Note 9)	2013	1,400,000	2.70
June 2009 stock issuance (See Note 9)	2013	200,000	3.00
June 2010 stock issuance (See Note 9)	2015	4,602,273	1.64
June 2010 stock issuance (See Note 9)	2011	6,136,363	1.64
June 2010 stock issuance (See Note 9)	2014	306,818	1.38

Total		23,540,995	$2.79

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

2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. During the six months ended June 30, 2010, the Company’s Board of Directors granted certain employees and members of its board of directors options to purchase approximately 0.8 million shares of the Company’s common stock at a weighted average exercise price of $1.96 per share. The Company estimates that $1.1 million of stock based compensation related to 2010 options granted will be recognized as compensation expense over the vesting period.
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock and restricted stock units included in the consolidated statement of operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in $000s)		(in $000s)
Selling, general and administrative	$166	$220	$291	$464
Research and development	75	104	143	231

Stock-based compensation costs before income taxes	241	324	434	695
Benefit for income taxes (1)	—	—	—	—

Net compensation expense	$241	$324	$434	$695

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the six months ended June 30, 2010 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)

Options outstanding at December 31, 2009	2,412,780	$8.60	7.44	$272

Granted	798,750	1.96
Exercised	—	—
Forfeited	(106,605)	4.15
Expired	(5,067)	18.66

Options outstanding at June 30, 2010	3,099,858	$7.02	7.64	$69

Vested or expected to vest at June 30, 2010	2,975,885	$7.23	6.64	$69

Options exercisable at June 30, 2010	1,860,126	$10.28	6.64	$69

There were no stock option exercises during the six months ended June 30, 2010 and 2009. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2010 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the six months ended June 30, 2010 and 2009 was $1.55 and $0.50, respectively.

As of June 30, 2010, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $1.8 million, which will be amortized over the weighted-average remaining requisite service period of 2.71 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for six months ended June 30, 2010 and 2009 are as follows:

Six Months Ended June 30,
	2010	2009
Expected volatility	108.0-109.0%	114.0-118.0%
Risk free interest rate	2.17-2.39%	1.67-2.52%
Dividend yield	—	—
Expected life	5 Yrs	5 Yrs
Restricted Stock
Restricted stock was issued to certain employees in January 2007, which entitle the holder to receive a specified number of shares of the Company’s common stock over a four year, monthly vesting term. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. There were no restricted stock grants prior to 2007. Summarized information for restricted stock grants for the six months ended June 30, 2010 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share
Nonvested at December 31, 2009	9,956	$4.38
Granted	—	—
Vested	(4,482)	4.38
Forfeited	(998)	4.38

Nonvested at June 30, 2010	4,476	$4.38

Restricted Stock Units
Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors for the six months ended 2010 and 2009. Typically restricted stock units entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the two year or four year vesting term. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the six months ended June 30, 2010 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share
Nonvested at December 31, 2009	92,999	$3.45
Granted	—	—
Vested	(13,391)	1.35
Forfeited	(4,164)	4.02

Nonvested at June 30, 2010	75,444	$3.01

1995 Stock Options
Under the terms of the 1995 Stock Option Plan, which terminated on November 14, 2005, 0.1 million options remain vested and outstanding as of June 30, 2010 with a weighted average exercise price of $3.73.
2009 Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors on December 19, 2008, subject to stockholder approval, and was approved by the stockholders at the Company’s 2009 Annual Meeting held on June 2, 2009. The 2009 ESPP was effective on January 1, 2009 and a total of 1,000,000 shares of common stock have been reserved for sale. The 2009 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2009 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. Each offering period will have a six month duration.

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
As of June 30, 2010, a total of 78,266 shares were issued under the 2009 ESPP. For the six months ended June 30, 2010 and 2009, the Company recorded an expense of $23,000 and $0 respectively, based on the estimated number of shares to be purchased.
11. Legal Proceedings
There are no legal proceedings pending against the Company as of June 30, 2010.
12. Segment Information
The Company operates as one business segment: the clinical development and commercialization of pharmaceutical products. The Company maintains clinical development operations in the United States and Germany.
Geographic information for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in $000s)		(in $000s)
Revenue
United States	$189	$91	$355	$205
Germany	—	—	1	1

	$189	$91	$356	$206

Net loss (income)
United States	$4,012	$7,215	$7,748	$29,190
Germany	877	(136)	1,648	377

	$4,889	$7,079	$9,396	$29,567

	June 30,	December 31,
	2010	2009
	(in $000s)

Total Assets
United States	$11,339	$7,417
Germany	90	97

	$11,429	$7,514

Long Lived Assets, net
United States	$277	$348
Germany	13	12

	$290	$360

13. Subsequent Events
On July 8, 2010, the Company amended the exercise price of its Series A Warrants and Series B Warrants sold in June 2010 from $1.57 per share to $1.64 per share. The exercise price was amended by Amendment No.1 dated as of July 8, 2010, to the Securities Purchase Agreement between the Company and each of the purchasers signatory thereto, which amended the Securities Purchase Agreement dated June 25, 2010 between the Company and each of the purchasers signatory thereto. Other than the exercise price of the Warrants, all other terms of the Warrants, and all other terms of the Securities Purchase Agreement dated June 25, 2010, remain in full force and effect.
On July 9, 2010, the Company received a letter from the Nasdaq Stock Market stating that the original exercise price of the Warrants of $1.57 per share, which was the closing sale price of the Company’s common stock on June 25, 2010, the date of the Securities Purchase Agreement, amounted to a discount to market price, given that it was lower than the closing bid price of the Company’s common stock on that date, which was $1.64, and that the Company had therefore violated the shareholder approval rule as set forth in Listing Rule 5635(d)(2). On July 13, 2010, the Company received a letter from Nasdaq stating that, based on the amendment of the exercise price of the Warrants to $1.64 under Amendment No.1 to the Securities Purchase Agreement, Nasdaq had determined that the Company had complied with Listing Rule 5635(d)(2) and that the matter is now closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of EpiCept’s condensed consolidated financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in EpiCept’s filings with the SEC could affect such results. This report refers to trademarks of the Company as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners. Lidoderm® is a registered trademark of Hind Health Care Inc. Azixa™ is a trademark of Myrexis, Inc.
Overview
We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain. We focus our clinical development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. Our lead product is Ceplene®, which when used concomitantly with low-dose interleukin-2 is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. In October 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union, or EU. In November 2009, Health Canada accepted for review a New Drug Submission, or NDS, for Ceplene® for remission maintenance treatment of AML in Canada. In June 2010, we filed a New Drug Application, or NDA, with the United States Food and Drug Administration, or FDA for Ceplene® in the same indication. On January 7, 2010 we completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® commenced in the United Kingdom in April 2010 and will continue over the next year in other European countries. In addition to Ceplene®, we have two other oncology compounds and a late-stage pain product candidate for the treatment of peripheral neuropathies in clinical development. We believe this portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product or product candidate.
Our other oncology compounds include crolibulinTM (previously know as crinobulin), a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. We have completed our first Phase I clinical trial for crolibulinTM. AzixaTM, or MPC-6827, an apoptosis inducer with VDA activity licensed by us to Myrexis, Inc. (formerly Myriad Pharmaceuticals, Inc.), or Myrexis, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, and cancer that has metastasized to the brain.
Our late-stage pain product candidate, EpiCeptTM NP-1 cream, which we refer to as NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In January 2009, we concluded a Phase II clinical trial of NP-1 in which we studied its safety and efficacy in patients suffering from post-herpetic neuralgia, or PHN, compared to gabapentin and placebo. This trial met its primary endpoints. In February 2008, we concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. Both studies support the advancement of NP-1 into a registration-sized trial. NP-1 is currently being studied in a chemotherapy-induced peripheral neuropathy trial being conducted by the National Cancer Institute (NCI)-funded Community Clinical Oncology Program. The 400-patient enrollment target in this study has been exceeded and top-line data should be available before year-end 2010. NP-1 utilizes a proprietary formulation to administer FDA approved pain management therapeutics, or analgesics, directly on the skin’s surface at or near the site of the pain, targeting pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface. Peripheral neuropathy affects over 15 million people in the United States of America.
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
We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any meaningful revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $244.4 million as of June 30, 2010. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:
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
We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter 2010. Future funding is anticipated to be derived from sales of Ceplene® in Europe, fees from our strategic partners, or funding through public or private financings, strategic relationships or other arrangements. If necessary to conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2010.
Reverse Split of Common Stock
On January 14, 2010, we effected a previously authorized 1-for-3 reverse stock split of our common stock. The reverse stock split took effect at the start of trading on January 15, 2010 on a 1-for-3 split-adjusted basis. All prior periods have been retroactively adjusted to reflect the reverse stock split.
The Nasdaq Capital Market Listing
On February 2, 2010, Nasdaq Listing Qualifications Department notified us that we have regained compliance with the minimum bid price requirement in Listing Rule 5550(a) (2) and met the requirements of the Nasdaq Listing Qualification Panel (the “Panel”) decision dated November 2, 2009. Accordingly, the Panel has determined to continue the listing of our common stock on The Nasdaq Stock Market. The Panel had previously determined to continue our listing subject to the condition that, on or before February 1, 2010, we evidence a closing bid price of $1.00 per share or more for at least the ten prior consecutive trading days. On January 29, 2010, our closing bid price was $2.37 per share, the tenth consecutive day it had exceeded the $1.00 per share threshold. Accordingly, we satisfied the Panel’s condition and the delisting proceeding is now closed.

Recent Events
On July 8, 2010, we amended the exercise price of our Series A Warrants and Series B Warrants sold in June 2010 from $1.57 per share to $1.64 per share. The exercise price was amended by Amendment No.1 dated as of July 8, 2010, to the Securities Purchase Agreement between us and each of the purchasers signatory thereto, which amended the Securities Purchase Agreement dated June 25, 2010 between us and each of the purchasers signatory thereto. Other than the exercise price of the Warrants, all other terms of the Warrants, and all other terms of the Securities Purchase Agreement dated June 25, 2010, remain in full force and effect.
On July 9, 2010, we received a letter from the Nasdaq Stock Market stating that the original exercise price of the Warrants of $1.57 per share, which was the closing sale price of our common stock on June 25, 2010, the date of the Securities Purchase Agreement, amounted to a discount to market price, given that it was lower than the closing bid price of our common stock on that date, which was $1.64, and that we had therefore violated the shareholder approval rule as set forth in Listing Rule 5635(d)(2). On July 13, 2010, we received a letter from Nasdaq stating that, based on the amendment of the exercise price of the Warrants to $1.64 under Amendment No.1 to the Securities Purchase Agreement, Nasdaq had determined that we had complied with Listing Rule 5635(d)(2) and that the matter is now closed.
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
Our application of these standards involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectibility is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, we have determined that our upfront non-refundable license fees cannot be separated from our ongoing commercial or collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, do not treat them as a separate element. We recognize revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to our license with Endo, or ratably over either the development period or the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and (2) the expiration of the last EpiCept licensed patent as we do with respect to our license with DURECT, Myrexis and GNI, Ltd., or GNI.
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
We have chosen early adoption of the milestone method of revenue recognition (previously referred to as EITF 08-9) on a prospective basis as of January 1, 2010. Under this method of revenue recognition, we will recognize into revenue research-related milestone payments for which there is substantial uncertainty at the date the arrangement is entered into that the event will be achieved, when that event can only be achieved based in whole or in part on our performance or a specific outcome resulting from our performance and, if achieved, would result in additional payments being due to us. This accounting will be applicable to research milestones under the license agreement entered into with Meda AB in 2010.
The Meda AB agreement entitles us to a $3.0 million upfront payment, a $2.0 million payment upon launch of Ceplene® in a major country in the European Union, and milestone payments and royalties on sales of Ceplene®. The $3.0 million upfront payment received in the first quarter of 2010 and the $2.0 million payment upon launch of Ceplene® in a major country in the European Union received in the second quarter of 2010 have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda AB.
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
During the six months ended June 30, 2010 and 2009, we issued approximately 0.8 million and 1.9 million stock options, respectively, with varying vesting provisions to certain of our employees and directors. Based on the Black-Scholes valuation method (volatility — 108%-109%, risk free rate — 2.17%-2.39%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2010, we estimated $1.1 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 3.7 years. During the six months ended June 30, 2010 and 2009, we recognized total share-based compensation of approximately $0.4 million and $0.7 million, primarily related to the options granted from 2007 through June 30, 2010. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
Deferred Financing Costs
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. These costs are capitalized and amortized using the effective interest rate method over the life of the applicable financing.
Derivatives
As a result of certain financings, derivative instruments were created that we have measured at fair value and mark to market at each reporting period. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our cost of capital, risk free rate of return, volatility in the fair value of our stock price, future foreign exchange rates of the U.S. dollar to the euro and future profitability of our German subsidiary. At each reporting date, we review applicable assumptions and estimates relating to fair value and record any changes in our consolidated statement of operations.
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
Recent Accounting Pronouncements
In March 2010, the FASB ratified the EITF final consensus on Issue No. 08-9, “Milestone Method of Revenue Recognition.” The guidance in this consensus allows milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We have chosen early adoption of this pronouncement effective January 1, 2010 on a prospective basis. The early adoption did not have a material effect on our financial statements.
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

Results of Operations
Three months ended June 30, 2010 and 2009
Revenues. During the three months ended June 30, 2010, we recognized revenue of approximately $0.3 million from the upfront licensing fees and milestone payments received from Meda, Myrexis, Endo, DURECT, and GNI and royalties with respect to acquired Maxim technology and $0.1 million in product revenues from the sales of Ceplene® to Meda. During the three months ended June 30, 2009, we recognized revenue of approximately $0.1 million, from the upfront licensing fees and milestone payments received from Myrexis, Endo, DURECT, and GNI, and royalties with respect to acquired Maxim technology. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last to expire patent with Myrexis, DURECT and GNI.
The current portion of deferred revenue as of June 30, 2010 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Meda, Myrexis, Endo, DURECT and GNI.
Cost of goods sold. Cost of goods sold was $0.1 million and $0 for the three months ended June 30, 2010 and 2009, respectively. Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.
Selling, general and administrative expense. Selling, general and administrative expense was $1.7 million for each of the three months ended June 30, 2010 and 2009. We expect an increase in selling, general and administrative expenses as we prepare to market Ceplene® in the U.S. upon receipt of marketing approval.
Research and development expense. Research and development expense decreased by 32%, or $1.2 million, from $3.8 million for the three months ended June 30, 2009 to $2.6 million for the three months ended June 30, 2010. The decrease was primarily attributable to lower salary and salary related expenses and facility costs related to the closing of our research facility in San Diego in 2009, partially offset by higher regulatory fees and clinical trial expenses for Ceplene®. During the second quarter of 2010, our regulatory efforts were focused on the filing of our NDA for Ceplene® with the FDA and responding to questions from Health Canada concerning our NDS for Ceplene®. Our clinical efforts were focused on our open label trial of Ceplene® that will meet our post-approval requirements with the EMA. During the second quarter of 2009, our clinical efforts were focused on the initiation of a post-approval clinical trial for Ceplene® and a Phase Ib clinical trial for crolibulinTM, as well as preparations for the commercial launch of Ceplene® in Europe.
Other income (expense). Our other income (expense) consisted of the following:

	Three Months Ended June 30,
	2010	2009
	(in $000s)
Other income (expense) consist of:
Interest and amortization of debt discount and expense	$(78)	$(1,714)
Change in value of warrants and derivatives	—	(305)
Interest income	1	8
Foreign exchange (loss) gain	(728)	382

Other income (expense), net	$(805)	$(1,629)

The $0.8 million decrease in other income (expense), net was primarily related to $0.8 million in amortization of debt issuance costs and discount, $0.8 million in interest expense, which was paid from restricted cash and a $0.3 million increase in fair value of certain warrants and derivatives in 2009, which was partially offset by a $1.1 million increase in foreign exchange loss for the three months ended June 30, 2010 compared to the same period in 2009.

Six months ended June 30, 2010 and 2009
Revenues. During the six months ended June 30, 2010, we recognized revenue of approximately $0.4 million from the upfront licensing fees and milestone payments received from Meda, Myrexis, Endo, DURECT, and GNI and royalties with respect to acquired Maxim technology and $0.1 million in product revenues from the sales of Ceplene® to Meda. During the six months ended June 30, 2009, we recognized revenue of approximately $0.2 million from the upfront licensing fees and milestone payments received from Myrexis, Endo, DURECT, and GNI and royalties with respect to acquired Maxim technology. We recognize revenue primarily from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last to expire patent with Myrexis, DURECT and GNI. We recognized revenue of $17,000 and $20,000 for the six months ended June 30, 2010 and 2009, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of June 30, 2010 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Meda, Myrexis, Endo, DURECT and GNI.
Cost of goods sold. Cost of goods sold was $0.1 million and $0 for the six months ended June 30, 2010 and 2009, respectively. Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.
Selling, general and administrative expense. Selling, general and administrative expense was $3.8 million for each of the six months ended June 30, 2010 and 2009. We expect an increase in selling, general and administrative expenses as we prepare to market Ceplene® in the U.S. upon receipt of marketing approval.
Research and development expense. Research and development expense decreased by 12%, or $1.4 million, from $6.0 million for the six months ended June 30, 2009 to $4.6 million for the six months ended June 30, 2010. The decrease was primarily attributable to lower salary and salary related expenses and facility costs related to closing our research facility in San Diego in 2009, partially offset by higher regulatory fees and clinical trial expenses for Ceplene®. During the first six months of 2010, our clinical efforts were focused on our open label trial of Ceplene® that will meet our post-approval requirements with the EMA. During the first six months of 2009, our clinical efforts were focused on the initiation of a post-approval clinical trial for Ceplene® and a Phase Ib clinical trial for crolibulinTM, as well as, preparations for the commercial launch of Ceplene® in Europe.
Other income (expense). Our other income (expense) consisted of the following for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(in $000s)
Other income (expense) consist of:
Interest and amortization of debt discount and expense	$(138)	$(19,833)
Change in value of warrants and derivatives	—	(305)
Interest income	3	15
Foreign exchange (loss) gain	(1,244)	92

Other income (expense), net	$(1,379)	$(20,031)

The $18.7 million decrease in other income (expense), net was primarily related to $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense, which was paid from restricted cash, as a result of the conversion of $24.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 27.2 million shares of our common stock and a $0.3 million in fair value of certain warrants and derivatives in 2009, which was partially offset by a $1.3 million increase in foreign exchange loss for the six months ended June 30, 2010 compared to the same period in 2009 as a result of the increased strength of the U.S. dollar compared with the euro.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $244.4 million as of June 30, 2010, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships and investment income earned on cash balances and short-term investments.

The following table describes our liquidity and financial position on June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(in $000s)
Working capital	$3,347	$1,407
Cash and cash equivalents	8,347	5,142
Notes and loans payable, current portion	861	985
Notes and loans payable, long term portion	488	967
Working Capital
At June 30, 2010, we had working capital of $3.4 million consisting of current assets of $10.4 million and current liabilities of $7.0 million. This represents an increase in working capital of approximately $2.0 million from working capital of $1.4 million at December 31, 2009, consisting of current assets of $6.9 million and current liabilities of $5.5 million. We funded our working capital and the cash portion of our 2010 operating loss with the cash proceeds from our June 2009 financing, our June 2010 financing and $5 million in payments received during 2010 in connection with the Ceplene® European marketing and distribution agreement with Meda. We believe that our existing cash resources will be sufficient to meet our projected operating and debt service requirements into the fourth quarter of 2010.
Cash and Cash Equivalents
At June 30, 2010, our cash and cash equivalents totaled $8.3 million. At December 31, 2009, cash and cash equivalents totaled $5.1 million. Our cash and cash equivalents consist primarily of an interest bearing money market account. In January 2010, we received $3.0 million from Meda in connection with the signing of the Ceplene® European marketing and distribution agreement and in May 2010 we received $2.0 million from Meda in connection with the launch of Ceplene® in Europe. In June 2010, we sold approximately 6.1 million shares of common stock and warrants to purchase 11.0 million shares of common stock for gross proceeds of $6.7 million, $6.2 million net of $0.5 million in transactions costs.
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
Current and Future Liquidity Position
In January 2010 we received $3.0 million in connection with the signing of the Ceplene® European marketing and distribution agreement with Meda and in May 2010 we received a $2.0 million milestone payment for achieving the first commercial sale of Ceplene®. Meda is also required to pay us an escalating royalty on net sales. In June 2010, we raised gross proceeds of $6.7 million, $6.2 million net of $0.5 million in transaction costs, from the sale of common stock and warrants.
In June 2009, we raised gross proceeds of $9.6 million, $8.9 million net of $0.7 million in transaction costs, from the sale of common stock and warrants and in February 2009 we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes due February 2014 and five and one-half year warrants to purchase approximately 4.2 million shares of our common stock at an exercise price of $3.105 per share, netting us $14.0 million after $1.6 million in transaction costs and the restriction of $9.4 million to establish an escrow account to make interest payments. For the six months ended June 30, 2009, a total of 8.9 million shares of our common stock were issued upon the exercise of common stock purchase warrants, resulting in proceeds to the Company of approximately $3.1 million.

As of June 30, 2010 we had approximately $8.3 million in cash and cash equivalents. Our anticipated average monthly cash operating expenses in 2010 is approximately $1.5 million. In addition, we are required to make interest and principal payments to our lender tbg on each of December 31, 2010 and June 30, 2011 in the amount of approximately $0.5 million. We believe that our cash is sufficient to fund operations into the fourth quarter 2010. We may receive cash from certain of our licensing partners during 2010 for achievement of clinical milestones and from a tax grant under the Qualifying Therapeutic Discovery Project Program. If necessary we may raise additional funds through the issuance of debt and/or equity to meet our cash needs. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2010.
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
In February 2010, we established an “At-the-Market” offering program through which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $15.0 million through our sales agent. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, at market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through the sales agent on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, or otherwise, at negotiated prices or at prices related to the prevailing market price. We raised proceeds of $0.1 million from sales of our common stock through the At-the-Market program through June 30, 2010. We agreed to suspend the use of our At-the-Market program for a minimum of 90 days from the date of our June 2010 common stock offering.
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

Operating Activities
Net cash used in operating activities for the first six months of 2010 was $2.8 million as compared to $21.0 million in the first six months of 2009. Cash was primarily used to fund our net loss for the applicable period resulting from research and development, selling, general and administrative and other expenses. Our net cash used in operating activities for the first six months of 2009 was significantly impacted by interest and amortization of debt expense related to our convertible debt financing. Inventory increased by $0.3 million as we continue to manufacture and store Ceplene® for sales in Europe and deferred revenue decreased by $0.4 million to account for the portion of the Meda, Myrexis, Endo, DURECT and GNI deferred revenue recognized as revenue. The 2010 net loss was partially offset by a non-cash charge of $0.5 million of stock-based compensation, $1.2 million in foreign exchange loss, a $0.6 million increase in accounts payable and accrued expenses as a result of delaying payments to certain vendors and a $5.0 million increase in deferred revenue in connection with the Ceplene® European marketing and distribution agreement with Meda.
Investing Activities
Net cash provided by investing activities for the first six months of 2010 was $45,000 compared with net cash used in investing activities of $0.1 million for the first six months of 2009. Net cash provided by investing activities for the first six months of 2010 consisted of the release of $20,000 of restricted cash to pay interest on the convertible notes and $25,000 net proceeds from the purchase and sale of property and equipment. During the first six months of 2009, cash was used to establish restricted cash for a $9.4 million make-whole interest payment resulting from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, the release of $9.3 million from restricted cash to pay for interest on the convertible notes as the result of the conversion of $24.5 million in aggregate principal amount, $0.1 million in proceeds from the sale of equipment in our San Diego research facility and $16,000 for the purchase of equipment.
Financing Activities
Net cash provided by financing activities for the first six months of 2010 was $5.9 million compared to $34.3 million for the first six months of 2009. During the first six months of 2010, we raised $6.7 million gross proceeds, $6.2 million net of $0.5 million in transaction costs in connection with the issuance of common stock and warrants. The increase in cash provided by financing was partially offset by loan repayments of $0.4 million. During the first six months of 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, netting us $14.0 million after $1.6 million in transaction costs and establishing a restricted cash account of $9.4 million for make-whole interest. In June 2009, we raised $9.6 million gross proceeds, $8.9 million net of $0.7 million in transaction costs, in connection with the issuance of common stock and warrants. We also received proceeds of $3.1 million related to the exercise of approximately 8.9 million warrants in the first six months of 2009. We repaid the outstanding loan balance with Hercules of approximately $8,000 and deferred financing costs of $0.2 million, resulting in our having no further obligations under this loan agreement. We also repaid $0.8 million of the subordinated convertible notes due April 10, 2009.
Contractual Obligations
As of June 30, 2010, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of June 30, 2010):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$861	$121	$500	$—	$1,482
Interest expense	106	83	22	—	211
Operating leases	1,110	1,735	265	—	3,110
Other obligations	2,170	2,463	307	—	4,940

Total	$4,247	$4,402	$1,094	$—	$9,743

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
As of June 30, 2010, after giving effect to the conversions into common stock, the remaining aggregate principal amount of the Notes outstanding is $0.5 million.
$0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at June 30, 2010 is $0.2 million.

Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2011. Long-term commitments under operating leases for facilities leased by Maxim Pharmaceuticals, Inc. and retained by us after our acquisition relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. In June 2008, we defaulted on our lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent. At June 30, 2010, we are current with our lease payments on this facility. We discontinued our drug discovery activities at this location and are currently looking to sublease the premises located in San Diego, California. In July 2006, we terminated our lease of certain other property in San Diego, California. In connection with the lease termination, we issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of June 30, 2010, we may be required to make future milestone payments, totaling approximately $4.9 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
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
Item 4. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the United States and Exchange Commission rules and forms.
There have not been any changes our internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed report.
Risks Related to our Financial Condition and Business
We have limited liquidity and, as a result, may not be able to meet our obligations.
As of June 30, 2010 we had approximately $8.3 million in cash and cash equivalents. In January 2010 we received $3.0 million from Meda AB in connection with the signing of the Ceplene® European marketing and distribution agreement with Meda and in May 2010 we received an additional $2.0 million milestone payment upon achieving the first commercial sale of Ceplene®. Meda is also required to pay us a royalty on net sales. Our anticipated average monthly cash operating expense in 2010 is approximately $1.6 million per month. In addition, we are required to make interest and principal payments to our lender tbg on each of December 31, 2010 and June 30, 2011 in the amount of approximately $0.5 million. We believe that our cash is sufficient to fund operations into the fourth quarter 2010. We may receive cash from certain of our licensing partners during 2010 for achievement of clinical milestones, from a tax grant under the Qualifying Therapeutic Discovery Project Program and we may raise additional funds through the issuance of debt and/or equity to meet our cash needs. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2010.
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
In February 2010, we established an “At-the-Market” offering program through which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $15.0 million through our sales agent. Under the terms of our recent common stock offering, we agreed to suspend use of this program through September 23, 2010. If necessary, we may seek alternative sources of financing such as issuing additional equity and/or debt.
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

3.4		Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 18, 2010).

4.1		Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 1, 2010).

4.2		Form of Series B Warrant (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 1, 2010).

10.1
Amended and Restated Employment Agreement, by and between EpiCept Corporation and John V. Talley, dated as of June 9, 2010 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 15, 2010).

10.2		Securities Purchase Agreement, dated June 25, 2010 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 1, 2010).

10.3		Placement Agent Agreement, dated June 22, 2010 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed July 1, 2010).

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
August 6, 2010	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer