Form 10-Q
period 2010-09-30
EPICEPT CORP
filed 2010-11-09
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2010 the Registrant had outstanding 50,395,710 shares of its $.0001 par value Common Stock.

Part I. Financial Information

Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,580	$5,142
Inventory, net	1,579	1,315
Prepaid expenses and other current assets	381	414

Total current assets	5,540	6,871
Restricted cash	207	227
Property and equipment, net	255	360
Deferred financing costs	723	28
Identifiable intangible asset, net	—	28

Total assets	$6,725	$7,514

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,094	$1,808
Accrued research contract costs	985	1,174
Other accrued liabilities	1,685	1,072
Notes and loans payable, current portion	948	985
Deferred revenue, current portion	920	425

Total current liabilities	6,632	5,464

Notes and loans payable	92	618
7.5556% Convertible Subordinated Notes Due 2014	377	349
Deferred revenue	13,118	9,197
Deferred rent and other noncurrent liabilities	700	965

Total long term liabilities	14,287	11,129

Total liabilities	20,919	16,593

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; authorized 225,000,000 shares; issued 50,399,131 and 44,051,782 shares at September 30, 2010 and December 31, 2009, respectively	5	4
Additional paid-in capital	207,771	203,445
Warrants	27,158	24,503
Accumulated deficit	(247,610)	(235,045)
Accumulated other comprehensive loss	(1,443)	(1,911)
Treasury stock, at cost (4,167 shares)	(75)	(75)

Total stockholders’ deficit	(14,194)	(9,079)

Total liabilities and stockholders’ deficit	$6,725	$7,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net product sales	16	—	80	—
Licensing and other revenue	241	116	623	322

Total revenue	$257	$116	$703	$322

Costs and expenses:
Costs of goods sold	333	—	423	—
Selling, general and administrative	1,855	1,897	5,632	5,652
Research and development	2,077	3,239	6,669	9,221

Total costs and expenses	4,265	5,136	12,724	14,873

Loss from operations	(4,008)	(5,020)	(12,021)	(14,551)

Other income (expense):
Interest income	2	11	5	26
Foreign exchange (loss) gain	887	268	(357)	361
Interest expense (see Note 5)	(49)	(72)	(187)	(19,905)
Change in value of warrants and derivatives	—	—	—	(305)

Other income (expense), net	840	207	(539)	(19,823)

Net loss before income taxes	(3,168)	(4,813)	(12,560)	(34,374)
Income taxes	—	—	(5)	(4)

Net loss	(3,168)	(4,813)	(12,565)	(34,378)

Basic and diluted loss per common share	$(0.06)	$(0.11)	$(0.27)	$(0.89)

Weighted average common shares outstanding	50,393,488	43,740,960	46,298,964	38,827,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
For the Nine Months Ended September 30, 2010
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit

Balance at December 31, 2009	44,051,782	$4	$203,445	$24,503	$(235,045)	$(1,911)	$(75)	$(9,079)

Issuance of common stock and warrants, net of issuance costs	6,166,863	1	3,104	3,111	—	—	—	6,216
Issuance of common stock resulting from reverse split	3,828	—	—	—	—	—	—	—
Issuance of restricted common stock and restricted stock units	20,111	—	20	—	—	—	—	20
Issuance of common stock under ESPP	32,821	—	23	—	—	—	—	23
Exercise of warrants	123,725	—	495	(456)	—	—	—	39
Amortization of stock-based compensation	—	—	684	—	—	—	—	684
Foreign currency translation adjustment	—	—	—	—	—	468	—	468
Net loss	—	—	—	—	(12,565)	—	—	(12,565)

Balance at September 30, 2010	50,399,130	$5	$207,771	$27,158	$(247,610)	$(1,443)	$(75)	$(14,194)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(12,565)	$(34,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137	327
Gain on disposal of assets	(27)	(115)
Foreign exchange loss (gain)	357	(361)
Stock-based compensation expense	705	1,047
Amortization of deferred financing costs and discount on loans	33	10,471
Change in value of warrants and derivatives	—	305
Provision for excess inventory	316	—
Changes in operating assets and liabilities:
Increase in inventory, net	(580)	(1,141)
Decrease (increase) in prepaid expenses and other current assets	32	(205)
Decrease in other assets	—	26
Increase (decrease) in accounts payable	196	(684)
Decrease in accrued research contract costs	(189)	(167)
Increase (decrease) in other accrued liabilities	155	(1,021)
Increase in deferred revenue	5,000	—
Recognition of deferred revenue	(583)	(277)
(Decrease) increase in other liabilities	(266)	459

Net cash used in operating activities	(7,279)	(25,714)

Cash flows from investing activities:
Restricted cash from issuance of 7.5556% convertible subordinated notes	—	(9,444)
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	20	9,264
Purchases of property and equipment	(2)	(16)
Proceeds from sale of property and equipment	27	131

Net cash provided by (used in) investing activities	45	(65)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	62	3,887
Proceeds from issuance of common stock and warrants, net of issuance costs	6,307	8,759
Proceeds from issuance of 7.5556% convertible subordinated notes	—	25,000
Deferred financing costs	(244)	—
Debt issuance costs	—	(1,527)
Repayment of loans	(452)	(1,630)

Net cash provided by financing activities	5,673	34,489

Effect of exchange rate changes on cash and cash equivalents	(1)	(8)

Net (decrease) increase in cash and cash equivalents	(1,562)	8,702
Cash and cash equivalents at beginning of year	5,142	790

Cash and cash equivalents at end of period	$3,580	$9,492

Supplemental disclosure of cash flow information:
Cash paid for interest	$83	$9,386
Cash paid for income taxes	5	4
Supplemental disclosure of non-cash investing and financing activities:
Conversion of 7.5556% convertible subordinated notes into common stock	—	24,500
Unpaid costs associated with issuance of common stock	91	—
Unpaid financing costs	474	161
Reclassification of warrants from liability to equity	—	2,288
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
2. The Company
EpiCept is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. The Company’s strategy is to focus its development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. The Company’s lead product is Ceplene®, which when used concomitantly with low dose interleukin-2 (“IL-2”) is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. In addition to Ceplene®, the Company has two other oncology compounds and a late-stage pain product candidate for the treatment of peripheral neuropathies in clinical development. The Company believes this portfolio of oncology and pain management product candidates lessens its reliance on the success of any single product or product candidate.
In October 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. In January 2010 EpiCept completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® commenced in the United Kingdom in April 2010 and will continue over the next year in other European countries.
In November 2009, Health Canada screened and accepted for review a New Drug Submission (“NDS”) for Ceplene® for remission maintenance treatment of AML in Canada. During the third quarter of 2010, the Company’s appeal of a decision by Health Canada not to provide data protection for Ceplene® was denied by a federal court in Canada. Lack of data protection in Canada for an innovative drug such as Ceplene® eliminates any right to sales exclusivity by the Company and enables competition to seek approval to sell generic equivalents immediately. The Company expects to appeal the court’s decision and may withdraw its New Drug Submission until the appeals process is completed. If the application is withdrawn, the Company retains the right to re-file the application at any time over the next five years without prejudice.
In June 2010, the Company filed a New Drug Application (“NDA”) with the United States Food and Drug Administration (“FDA”) for the same indication. In August 2010, the Company received a refusal to file letter from the FDA on the NDA for Ceplene®. In the FDA’s preliminary review of the Ceplene® NDA, the FDA concluded that the application did not establish Ceplene®’s therapeutic contribution in its combination with IL-2, and recommended that an additional pivotal trial assessing Ceplene®’s contribution and using overall survival as a primary endpoint be conducted. In October 2010, the Company reached an agreement with the FDA for a two-arm, randomized, open-label trial that will compare the efficacy of Ceplene® plus low-dose IL-2 to standard of care in this indication. Based on FDA guidance, the primary endpoint of the trial will be overall patient survival. The Company’s previous Phase III trial demonstrated a statistically significant prolongation of the primary endpoint of leukemia-free survival and extended overall survival by more than one year in patients in their first complete remission. As a next step, EpiCept will submit to the FDA a detailed Phase III protocol. The FDA, via the Special Protocol Assessment (SPA) procedure, will provide guidance on specific sections of the protocol including the adaptive design with prospectively defined rules for sample size selection for both futility and expected success. The Company also recently filed an application with the FDA to grant Ceplene® fast track status. In addition to other benefits, if granted, fast track status permits an expedited review of the Ceplene® New Drug Application (NDA) once it is filed.
The Company’s other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent (“VDA”), and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. The Company has completed its first Phase I clinical trial for crolibulinTM. AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myrexis, Inc. (formerly Myriad Pharmaceuticals, Inc.), as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain.

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
3. Basis of Presentation
The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and selling, general and administrative expenses, and to date it has not generated any meaningful revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $247.6 million as of September 30, 2010. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from selling, general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:
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
The Company believes that its cash at September 30, 2010 plus the proceeds from the public offering and the grant from the Internal Revenue Service is sufficient to fund operations into the first quarter 2011. Future funding is anticipated to be derived from sales of Ceplene® in Europe, fees from the Company’s strategic partners, or funding through public or private financings, strategic relationships or other arrangements. If necessary to conserve cash, the Company may delay or cancel some of its planned development activities that are not related to Ceplene® during 2010.

The condensed consolidated balance sheets as of September 30, 2010, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2009, the condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2010 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of September 30, 2010 and the results of operations and cash flows for the periods ended September 30, 2010 and 2009 have been made. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued.
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
Royalty revenue is recognized in the period in which the sales occur, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and the Company has no remaining performance obligations under the arrangement providing for the royalty. If royalties are received when the Company has remaining performance obligations, they would be attributed to the services being provided under the arrangement and, therefore, recognized as such obligations are performed under either the proportionate performance or ratable methods, as applicable.
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

Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at September 30, 2010. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent.
On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. In connection with the issuance of these notes, the Company was required to deposit approximately $9.4 million in escrow for twenty-four months for the purposes of paying the interest on the notes and the make-whole payments upon conversion or redemption. As the result of the conversion of $24.5 million of these notes, approximately $9.3 million was released from restricted cash to fund the make-whole interest payment and $0.1 million remained in escrow for payment of the interest on the remaining notes not converted and was accordingly classified as restricted cash at September 30, 2010.
Inventory
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.
Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. During the first quarter of 2009, the Company incurred approximately $1.6 million in deferred financing costs from the issuance of $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. As a result of the conversion of $24.5 million of these notes, amortization of the deferred financing costs was accelerated and amortization expense of $1.6 million was recorded in 2009. As of September 30, 2010 and December 31, 2009, deferred financing costs were approximately $0.7 million and $28,000, respectively. Deferred financing costs as of September 30, 2010 relate to costs incurred in anticipation of a financing expected to close in the fourth quarter 2010. Amortization of deferred financing costs and discounts on loans was $33,000 and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively.
Identifiable Intangible Asset
Identifiable intangible asset consisted of the assembled workforce acquired in the merger with Maxim Pharmaceuticals Inc. in January 2006. The assembled workforce was amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. Approximately $0.2 million of amortization was recorded in 2009 due to the layoff of most of the Company’s employees at its facility in San Diego, California in the first half of 2009. Assembled workforce amortization was recorded in research and development expense. During the nine months ended September 30, 2010 and 2009, the Company recorded amortization expense of $28,000 and $0.2 million, respectively. Identifiable intangible asset was fully depreciated at September 30, 2010.
Recent Accounting Pronouncements
In March 2010, the FASB ratified the EITF final consensus on Issue No. 08-9, “Milestone Method of Revenue Recognition.” The guidance in this consensus allows the use of the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The Company has chosen early adoption of this pronouncement effective January 1, 2010 on a prospective basis. The early adoption did not have a material effect on the Company’s consolidated financial statements.
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

	September 30,
	2010	2009

Common stock options	3,095,065	2,328,079
Restricted stock and restricted stock units	77,680	105,444
Shares issuable upon conversion of convertible debt	185,185	185,185
Warrants	23,540,995	12,989,703

Total shares excluded from calculation	26,898,925	15,608,411

Interest and Amortization of Debt Discount and Expense:
Interest and amortization of debt discount and expense consisted of the following for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in $000s)		(in $000s)

Interest expense	$(38)	$(61)	$(154)	$(9,434)
Amortization of debt issuance costs and discount	(11)	(11)	(33)	(10,471)

Interest and amortization of debt discount and expense	$(49)	$(72)	$(187)	$(19,905)

Interest and amortization of debt discount and expense for the nine months ended September 30, 2009 included $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense, which was paid from escrowed cash, as a result of the conversion of $24.5 million of the Company’s 7.5556% convertible subordinated notes due 2014 into approximately 9.1 million shares of the Company’s common stock.
Inventory:

	September 30,	December 31,
	2010	2009
	(in $000s)

Raw materials	$142	$131
Work-in-process	1,402	1,147
Finished goods	35	37

Total inventory	$1,579	$1,315

At September 30, 2010, the Company expensed $0.3 million of Ceplene® inventory as it believes such inventory will not be sold prior to reaching its product expiration date.

Prepaid Expenses and Other Current Assets:
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2010	2009
	(in $000s)

Prepaid insurance	$204	$209
Other prepaid expense	168	167
Other current assets	9	38

Total prepaid expenses and other current assets	$381	$414

Property and Equipment:
Property and equipment consist of the following:

	September 30,	December 31,
	2010	2009
	(in $000s)

Furniture, office and laboratory equipment	$981	$980
Leasehold improvements	764	764

	1,745	1,744
Less accumulated depreciation	(1,490)	(1,384)

Total property and equipment, net	$255	$360

Depreciation expense was approximately $0.1 million for each of the nine months ended September 30, 2010 and 2009.
Other Comprehensive Loss
A summary of other comprehensive loss for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in $000s)		(in $000s)

Net loss	$(3,168)	$(4,813)	$(12,565)	$(34,378)
Foreign currency translation gain (loss)	(971)	(337)	468	(451)

Total other comprehensive loss	$(4,139)	$(5,150)	$(12,097)	$(34,829)

6. License Agreements
Meda AB
In January 2010, the Company entered into an exclusive commercialization agreement for Ceplene® with Meda AB (“Meda”), a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, the Company granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia. The Company received a $3.0 million fee on signing and an additional $2.0 million milestone payment in May 2010 upon the first commercial sale of Ceplene® in a major European market, which have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda. The Company will also receive other milestone payments and an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties. Additionally, the Company is responsible for Ceplene’s commercial supply. The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months prior written notice. The agreement can also be terminated by mutual agreement or for cause. For the three and nine months ended September 30, 2010, the Company recorded revenue from Meda of approximately $0.1 million and $0.3 million, respectively. No revenue was recognized from Meda prior to January 2010.
Myrexis, Inc. (Myrexis)
In connection with its merger with Maxim Pharmaceuticals on January 4, 2006, EpiCept acquired a license agreement with Myrexis Inc. (“Myrexis”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis. Under the terms of the agreement, Maxim granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3.0 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. For each of the three months ended September 30, 2010 and 2009, the Company recorded revenue from Myrexis of approximately $15,000. For each of the nine months ended September 30, 2010 and 2009, the Company recorded revenue from Myrexis of approximately $46,000.
DURECT Corporation (DURECT)
On December 20, 2006, the Company entered into a license agreement with DURECT Corporation, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life. For each of the three months ended September 30, 2010 and 2009, the Company recorded revenue from DURECT of approximately $0.1 million. For each of the nine months ended September 30, 2010 and 2009, the Company recorded revenue from DURECT of approximately $0.2 million.

Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. The Company may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. For the nine months ended September 30, 2010 and 2009, the Company recorded revenue from Endo of approximately $13,000 and $19,000, respectively.
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
7. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	September 30,	December 31,
	2010	2009
	(in $000s)

Accrued professional fees	$133	$96
Accrued salaries and employee benefits	825	709
Other accrued liabilities	727	267

Total other accrued liabilities	$1,685	$1,072

During the second quarter of 2009, as a result of the decision to close the Company’s research facility in San Diego, the Company expensed $0.8 million related to the lease on this facility and $0.2 million in severance payments for the employees affected by the closing, which was paid in 2009. The severance expense and the current portion of the facility expense was recorded in other accrued liabilities. The current portion of the facility expense is $0.1 million at September 30, 2010. The long-term portion of the facility expense of $0.6 million is recorded in deferred rent and other noncurrent liabilities.

8. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	September 30,	December 31,
	2010	2009
	(in $000s)

7.38% amortizing loan due June 30, 2011 (1)	$838	$1,326
7.5556% convertible subordinated notes due February 9, 2014 (2)	500	500
July 2006 note payable due July 1, 2012 (3)	202	277

Total notes and loans payable, before debt discount	1,540	2,103
Less: Debt discount (2)	123	151

Total notes and loans payable	1,417	1,952
Less: Notes and loans payable, current portion	948	985

Notes and loans payable, long-term	$469	$967

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

As of September 30, 2010, after giving effect to the conversions into common stock, the remaining principal aggregate amount of the notes due 2014 outstanding is $0.5 million.

(3)
In July 2006, Maxim, our wholly-owned subsidiary, entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The Company terminated its lease of certain property in San Diego, CA as part of its exit plan upon the completion of the merger with Maxim on January 4, 2006. The loan balance at September 30, 2010 was $0.2 million.

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
The following table summarizes information about warrants outstanding at September 30, 2010:

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

10. Share-Based Payments
The Company records stock-based compensation expense at fair value in accordance with ASC 718-10, “Compensation – Stock Compensation” (“ASC 718-10”). The Company utilizes the Black-Scholes valuation method for determination of share-based compensation expense. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
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

2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. During the nine months ended September 30, 2010, the Company’s Board of Directors granted certain employees and members of its board of directors options to purchase approximately 0.8 million shares of the Company’s common stock at a weighted average exercise price of $1.93 per share. The Company estimates that $1.1 million of stock based compensation related to 2010 options granted will be recognized as compensation expense over the vesting period.
The following table presents the total employee, former employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock and restricted stock units included in the consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in $000s)		(in $000s)

Selling, general and administrative	$174	$220	$465	$685
Research and development	73	99	216	329

Stock-based compensation costs before income taxes	247	319	681	1,014
Benefit for income taxes (1)	—	—	—	—

Net compensation expense	$247	$319	$681	$1,014

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the nine months ended September 30, 2010 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2009	2,412,780	$8.60	7.44	$272

Granted	823,750	1.93
Exercised	—	—
Forfeited	(131,813)	3.55
Expired	(9,652)	11.50

Options outstanding at September 30, 2010	3,095,065	$7.03	7.40	$—

Vested or expected to vest at September 30, 2010	2,982,645	$7.21	6.54	$—

Options exercisable at September 30, 2010	1,970,866	$9.84	6.54	$—

There were no stock option exercises during the nine months ended September 30, 2010 and 2009. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2010 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the nine months ended September 30, 2010 and 2009 was $1.52 and $0.50, respectively.

As of September 30, 2010, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $1.6 million, which will be amortized over the weighted-average remaining requisite service period of 2.58 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for nine months ended September 30, 2010 and 2009 are as follows:

Nine Months Ended September 30,
	2010	2009
Expected volatility	108.0-109.0%	114.0-118.0%
Risk free interest rate	2.17-2.39%	1.67-2.52%
Dividend yield	—	—
Expected life	5 Yrs	5 Yrs
Restricted Stock
Restricted stock was issued to certain employees in January 2007, which entitle the holder to receive a specified number of shares of the Company’s common stock over a four year, monthly vesting term. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. There were no restricted stock grants prior to 2007. Summarized information for restricted stock grants for the nine months ended September 30, 2010 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share

Nonvested at December 31, 2009	9,956	$4.38
Granted	—	—
Vested	(6,720)	4.38
Forfeited	(998)	4.38

Nonvested at September 30, 2010	2,238	$4.38

Restricted Stock Units
Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors for the nine months ended 2010 and 2009. Typically restricted stock units entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the two year or four year vesting term. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the nine months ended September 30, 2010 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share

Nonvested at December 31, 2009	92,999	$3.45
Granted	—	—
Vested	(13,391)	1.35
Forfeited	(4,164)	4.02

Nonvested at September 30, 2010	75,444	$3.01

1995 Stock Options
Under the terms of the 1995 Stock Option Plan, which terminated on November 14, 2005, 0.1 million options remain vested and outstanding as of September 30, 2010 with a weighted average exercise price of $3.75.
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

	Nine Months Ended
	September 30,
	2010	2009
Expected life	.50 years	.50 years
Expected volatility	108%-110%	118.0%
Risk-free interest rate	0.20%-0.22%	0.25%
Dividend yield	0%	0%
As of September 30, 2010, a total of 78,266 shares were issued under the 2009 ESPP. For the nine months ended September 30, 2010 and 2009, the Company recorded an expense of $31,000 and $33,000 respectively, based on the estimated number of shares to be purchased.
11. Legal Proceedings
There are no legal proceedings pending against the Company as of September 30, 2010.
12. Segment Information
The Company operates as one business segment: the clinical development and commercialization of pharmaceutical products. The Company maintains clinical development operations in the United States and Germany.
Geographic information for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in $000s)		(in $000s)
Revenue
United States	$257	$116	$702	$320
Germany	—	—	1	2

	$257	$116	$703	$322

Net loss (income)
United States	$3,936	$4,918	$11,685	$34,108
Germany	(768)	(105)	880	270

	$3,168	$4,813	$12,565	$34,378

	September 30,	December 31,
	2010	2009
	(in $000s)
Total Assets
United States	$6,662	$7,417
Germany	63	97

	$6,725	$7,514

Long Lived Assets, net
United States	$242	$348
Germany	13	12

	$255	$360

13. Subsequent Events
On October 6, 2010, the Company received two letters from the Nasdaq Listing Qualifications Department. One letter states that the Company is not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for 30 consecutive business days (pursuant to Listing Rule 5550(a)(2)).
Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until April 4, 2011, to regain compliance with the minimum bid price rule. If at any time before April 4, 2011, the bid price of the Company’s common stock closes at $1.00 per share or higher for a period determined by Nasdaq (which shall be a minimum of 10 consecutive business days), Nasdaq will provide written notification to the Company that it complies with the Rule.
In the event that the Company does not regain compliance with the minimum bid price rule by April 4, 2011, Nasdaq will determine whether the Company meets the initial listing criteria, with the exception of bid price, for The Nasdaq Capital Market and, if it does, the Company will be granted an additional compliance period of 180 calendar days.
The second letter from Nasdaq states that the Company is not in compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of the Company’s listed securities has fallen below $35 million for 30 consecutive business days (pursuant to Listing Rule 5550(b)(2)).
Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a period of 180 calendar days, or until April 4, 2011, to regain compliance with the market value standard. If at any time before April 4, 2011, the market value of the Company’s listed securities closes at $35 million or more for a period determined by Nasdaq (which shall be a minimum of 10 consecutive business days), Nasdaq will provide written notification to the Company that it complies with the Rule.
In the event that the Company does not regain compliance with the market value standard by April 4, 2011, the Company will receive written notice that its securities will be subject to delisting.
In the event that the Company is not eligible for the minimum bid price additional compliance period, or if the Company does not regain compliance with the market value standard by April 4, 2011, the Company will have the right to appeal a determination to delist the Company’s securities. The Company’s securities would remain listed on The Nasdaq Capital Market until the completion of the appeal process.
On October 29, 2010, the Company was notified by the Internal Revenue Service that its application for the Qualifying Therapeutic Discovery Project Program was certified and a grant in the amount of $0.7 million was approved. This grant was provided under a new section of the Internal Revenue Code that was enacted as part of the Patient Protection and Affordable Care Act of 2010. The program, which provides for grants and tax credits, is intended to benefit discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need, or detect or treat chronic or acute diseases and conditions; reduce long-term growth of health care costs in the United States; or significantly advance the goal of curing cancer within 30 years. The Company expects to receive the grant in November 2010.
On November 8, 2010, the Company announced that it entered into definitive agreements for the purchase of approximately 3.3 million shares of its common stock at $0.61 per share, and five-year warrants to purchase up to approximately 1.3 million shares of its common stock at an exercise price of $0.56 per share, exercisable immediately. The Company will receive approximately $1.9 million in net proceeds from the offering and the offering is expected to close on or about November 10, 2010, subject to customary closing conditions.

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
Overview
We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain. We focus our clinical development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. Our lead product is Ceplene®, which when used concomitantly with low-dose interleukin-2, or IL-2, is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. In addition to Ceplene®, we have two other oncology compounds and a late-stage pain product candidate for the treatment of peripheral neuropathies in clinical development. We believe this portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product or product candidate.
In October 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union, or EU. In January 2010 we completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® commenced in the United Kingdom in April 2010 and will continue over the next year in other European countries.
In November 2009, Health Canada screened and accepted for review a New Drug Submission (“NDS”) for Ceplene® for remission maintenance treatment of AML in Canada. During the third quarter of 2010, our appeal of a decision by Health Canada not to provide data protection for Ceplene®was denied by a federal court in Canada. Lack of data protection in Canada for an innovative drug such as Ceplene®eliminates any right to sales exclusivity by us and enables competition to seek approval to sell generic equivalents immediately. We expect to appeal the court’s decision and may withdraw our New Drug Submission until the appeals process is completed. If the application is withdrawn, we retain the right to re-file the application at any time over the next five years without prejudice.
In June 2010, we filed a New Drug Application, or NDA, with the United States Food and Drug Administration, or FDA for Ceplene® in the same indication. In August 2010, we received a refusal to file letter from the FDA on the NDA for Ceplene®. In the FDA’s preliminary review of the Ceplene® NDA, the FDA concluded that the application did not establish Ceplene®’s therapeutic contribution in its combination with IL-2, and recommended that an additional pivotal trial assessing Ceplene®’s contribution and using overall survival as a primary endpoint be conducted. In October 2010, we reached an agreement with the FDA for a two-arm, randomized, open-label trial that will compare the efficacy of Ceplene® plus low-dose IL-2 to standard of care in this indication. Based on FDA guidance, the primary endpoint of the trial will be overall patient survival. Our previous Phase III trial demonstrated a statistically significant prolongation of the primary endpoint of leukemia-free survival and extended overall survival by more than one year in patients in their first complete remission. As a next step, we will submit a detailed Phase III protocol. The FDA, via the Special Protocol Assessment (SPA) procedure, will provide guidance on specific sections of the protocol including the adaptive design with prospectively defined rules for sample size selection for both futility and expected success. We also recently filed an application with the FDA to grant Ceplene® fast track status. In addition to other benefits, if granted, this should permit an expedited review of the Ceplene® New Drug Application (NDA) once it is filed.
Our other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. We have completed our first Phase I clinical trial for crolibulinTM. AzixaTM, or MPC-6827, an apoptosis inducer with VDA activity licensed by us to Myrexis, Inc. (formerly Myriad Pharmaceuticals, Inc.), or Myrexis, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, and cancer that has metastasized to the brain.

Our late-stage pain product candidate, EpiCeptTM NP-1 cream, which we refer to as NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In January 2009, we concluded a Phase II clinical trial of NP-1 in which we studied its safety and efficacy in patients suffering from post-herpetic neuralgia, or PHN, compared to gabapentin and placebo. This trial met its primary endpoints. In February 2008, we concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. Both studies support the advancement of NP-1 into a registration-sized trial. In October 2010, we presented interim data on 370 patients from our Phase IIb trial for EpiCept™ NP-1 in chemotherapy-induced peripheral neuropathy (CPN), which is being conducted by National Cancer Institute (NCI)-funded Community Clinical Oncology Program. The interim results demonstrated that NP-1 provided a statistically significant reduction in pain in patients whose cancers were treated with taxanes, 94% of whom were breast cancer patients. CPN may affect 50% of women undergoing treatment for breast cancer. The double-blind, randomized placebo-controlled study has enrolled approximately 485 patients suffering from painful CPN for at least 28 days following the conclusion of chemotherapy. Top line data from the study is expected to become available by year end 2010.
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
We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any meaningful revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $247.6 million as of September 30, 2010. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:
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
We believe that our cash at September 30, 2010 plus the proceeds from the public offering and the grant from the Internal Revenue Service is sufficient to fund operations into the first quarter 2011. Future funding is anticipated to be derived from sales of Ceplene® in Europe, fees from our strategic partners, or funding through public or private financings, strategic relationships or other arrangements. If necessary to conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2010.

Reverse Split of Common Stock
On January 14, 2010, we effected a previously authorized 1-for-3 reverse stock split of our common stock. The reverse stock split took effect at the start of trading on January 15, 2010 on a 1-for-3 split-adjusted basis. All prior periods have been retroactively adjusted to reflect the reverse stock split.
The Nasdaq Capital Market Listing
On October 6, 2010, we received two letters from the Nasdaq Listing Qualifications Department. One letter states that we are not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock has closed below the minimum $1.00 per share requirement for 30 consecutive business days (pursuant to Listing Rule 5550(a)(2)).
Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until April 4, 2011, to regain compliance with the minimum bid price rule. If at any time before April 4, 2011, the bid price of our common stock closes at $1.00 per share or higher for a period determined by Nasdaq (which shall be a minimum of 10 consecutive business days), Nasdaq will provide written notification to us that we comply with the Rule.
In the event that we do not regain compliance with the minimum bid price rule by April 4, 2011, Nasdaq will determine whether we meet the initial listing criteria, with the exception of bid price, for The Nasdaq Capital Market and, if we do, we will be granted an additional compliance period of 180 calendar days.
The second letter from Nasdaq states that we are not in compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of our listed securities has fallen below $35 million for 30 consecutive business days (pursuant to Listing Rule 5550(b)(2)).
Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until April 4, 2011, to regain compliance with the market value standard. If at any time before April 4, 2011, the market value of our listed securities closes at $35 million or more for a period determined by Nasdaq (which shall be a minimum of 10 consecutive business days), Nasdaq will provide written notification to us that we comply with the Rule.
In the event that we do not regain compliance with the market value standard by April 4, 2011, we will receive written notice that our securities will be subject to delisting.
In the event that we are not eligible for the minimum bid price additional compliance period, or if we do not regain compliance with the market value standard by April 4, 2011, we will have the right to appeal a determination to delist our securities. Our securities would remain listed on The Nasdaq Capital Market until the completion of the appeal process.
We are focused on regaining compliance with Nasdaq’s requirements as soon as possible.
Recent Events
On October 29, 2010, we were notified by the Internal Revenue Service that our application for the Qualifying Therapeutic Discovery Project Program was certified and a grant in the amount of $0.7 million was approved. This grant was provided under a new section of the Internal Revenue Code that was enacted as part of the Patient Protection and Affordable Care Act of 2010. The program, which provides for grants and tax credits, is intended to benefit discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need, or detect or treat chronic or acute diseases and conditions; reduce long-term growth of health care costs in the United States; or significantly advance the goal of curing cancer within 30 years. We expect to receive the grant in November 2010.
On November 8, 2010, we announced that we entered into definitive agreements for the purchase of approximately 3.3 million shares of our common stock at $0.61 per share, and five-year warrants to purchase up to approximately 1.3 million shares of our common stock at an exercise price of $0.56 per share, exercisable immediately. We will receive approximately $1.9 million in net proceeds from the offering and the offering is expected to close on or about November 10, 2010, subject to customary closing conditions.

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
During the nine months ended September 30, 2010 and 2009, we issued approximately 0.8 million and 1.9 million stock options, respectively, with varying vesting provisions to certain of our employees and directors. Based on the Black-Scholes valuation method (volatility — 108%-109%, risk free rate — 2.17%-2.39%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2010, we estimated $1.1 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 3.7 years. During the nine months ended September 30, 2010 and 2009, we recognized total share-based compensation of approximately $0.7 million and $1.0 million, primarily related to the options granted from 2007 through September 30, 2010. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
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
Recent Accounting Pronouncements
In March 2010, the FASB ratified the EITF final consensus on Issue No. 08-9, “Milestone Method of Revenue Recognition.” The guidance in this consensus allows the use of the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We have chosen early adoption of this pronouncement effective January 1, 2010 on a prospective basis. The early adoption did not have a material effect on our financial statements.
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
Results of Operations
Three months ended September 30, 2010 and 2009
Revenues. During the three months ended September 30, 2010, we recognized revenue of approximately $0.2 million from the upfront licensing fees and milestone payments received from our strategic alliances and royalties with respect to acquired Maxim technology and $16,000 in product revenues from the sales of Ceplene® to Meda. During the three months ended September 30, 2009, we recognized revenue of approximately $0.1 million, from the upfront licensing fees and milestone payments received from our strategic alliances, and royalties with respect to acquired Maxim technology. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last to expire patent with Myrexis, DURECT and GNI.

The current portion of deferred revenue as of September 30, 2010 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from our strategic alliances.
Cost of goods sold. Cost of goods sold was $0.3 million and $0 for the three months ended September 30, 2010 and 2009, respectively. Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®. For the three months ended September 30, 2010, we expensed $0.3 million of Ceplene® inventory as we believe such inventory will not be sold prior to reaching its product expiration date.
Selling, general and administrative expense. Selling, general and administrative expense was $1.9 million for each of the three months ended September 30, 2010 and 2009. Our quarterly selling, general and administrative expenses have averaged $1.9 million since the first quarter of 2009 and we expect our average to decline marginally over the next few quarters.
Research and development expense. Research and development expense decreased by 36%, or $1.1 million, from $3.2 million for the three months ended September 30, 2009 to $2.1 million for the three months ended September 30, 2010. The decrease was primarily attributable to lower regulatory fees of $0.2 million, lower license fees of $0.5 million and lower clinical trial expenses for Ceplene® of $0.5 million. During the third quarter of 2010, our regulatory efforts were focused on responding to questions from the FDA concerning our NDA for Ceplene® and responding to questions from Health Canada concerning our NDS for Ceplene®. Our clinical efforts were focused on our open label trial of Ceplene® that was initiated in 2009 and will meet our post-approval requirements with the EMA.
Other income (expense). Our other income (expense) consisted of the following:

	Three Months Ended September 30,
	2010	2009
	(in $000s)
Other income (expense) consist of:
Interest and amortization of debt discount and expense	$(49)	$(72)
Interest income	2	11
Foreign exchange gain	887	268

Other income (expense), net	$840	$207

The $0.6 million increase in other income (expense), net was primarily related to a $0.6 million increase in foreign exchange gain for the three months ended September 30, 2010 compared to the same period in 2009 due to the decreased strength of the U.S. dollar compared with the euro.
Nine months ended September 30, 2010 and 2009
Revenues. During the nine months ended September 30, 2010, we recognized revenue of approximately $0.6 million from the upfront licensing fees and milestone payments received from our strategic alliances and royalties with respect to acquired Maxim technology and $0.1 million in product revenues from the sales of Ceplene® to Meda. During the nine months ended September 30, 2009, we recognized revenue of approximately $0.3 million from the upfront licensing fees and milestone payments received from our strategic alliances and royalties with respect to acquired Maxim technology. We recognize revenue primarily from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last to expire patent with Myrexis, DURECT and GNI. We recognized revenue of $33,000 and $39,000 for the nine months ended September 30, 2010 and 2009, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of September 30, 2010 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from our strategic alliances.
Cost of goods sold. Cost of goods sold was $0.4 million and $0 for the nine months ended September 30, 2010 and 2009, respectively. Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®. For the nine months ended September 30, 2010, we expensed $0.3 million of Ceplene® inventory as we believe such inventory will not be sold prior to reaching its product expiration date.

Selling, general and administrative expense. Selling, general and administrative expense was $5.6 million for each of the nine months ended September 30, 2010 and 2009. We expect selling, general and administrative expenses to decline marginally over the next few quarters.
Research and development expense. Research and development expense decreased by 28%, or $2.5 million, from $9.2 million for the nine months ended September 30, 2009 to $6.7 million for the nine months ended September 30, 2010. The decrease was primarily attributable to $1.8 million in lower salary and salary related expenses and facility costs related to closing our research facility in San Diego in 2009, lower clinical trial expenses for Ceplene® of $0.6 million and lower license fees of $0.5 million, partially offset by higher regulatory fees of $0.8 million. During the first nine months of 2010, our research and development efforts were focused on our open label trial of Ceplene® that will meet our post-approval requirements with the EMA and on preparation of the NDA for Ceplene® that was submitted in June 2010. During the nine months ended September 30, 2009, our clinical efforts were focused on the completion of our clinical trials of NP-1 and our Phase I clinical trial of crinobulin and the commencement of our open label trial of Ceplene® that will meet our post-approval requirements with the EMA.
Other income (expense). Our other income (expense) consisted of the following for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(in $000s)
Other income (expense) consist of:
Interest and amortization of debt discount and expense	$(187)	$(19,905)
Change in value of warrants and derivatives	—	(305)
Interest income	5	26
Foreign exchange (loss) gain	(357)	361

Other expense, net	$(539)	$(19,823)

The $19.3 million decrease in other expense, net was primarily related to $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense, which was paid from restricted cash, as a result of the conversion of $24.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 9.1 million shares of our common stock and a $0.3 million decrease in fair value of certain warrants and derivatives in 2009. This decrease was partially offset by a $0.7 million decrease in foreign exchange loss for the nine months ended September 30, 2010 compared to the same period in 2009 as a result of the decreased strength of the U.S. dollar compared with the euro.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses. To date, we have not generated any meaningful revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $247.6 million as of September 30, 2010, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships and investment income earned on cash balances and short-term investments.
The following table describes our liquidity and financial position on September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(in $000s)
Working capital (deficit)	$(1,092)	$1,407
Cash and cash equivalents	3,580	5,142
Notes and loans payable, current portion	948	985
Notes and loans payable, long term portion	469	967

Working Capital (Deficit)
At September 30, 2010, we had a working capital deficit of $1.1 million consisting of current assets of $5.5 million and current liabilities of $6.6 million. This represents a decrease in working capital of approximately $2.5 million from working capital of $1.4 million at December 31, 2009, consisting of current assets of $6.9 million and current liabilities of $5.5 million. We funded our working capital and the cash portion of our 2010 operating loss with the cash proceeds from our June 2009 financing, our June 2010 financing and $5 million in payments received during 2010 in connection with the Ceplene® European marketing and distribution agreement with Meda.
Cash and Cash Equivalents
At September 30, 2010, our cash and cash equivalents totaled $3.6 million. At December 31, 2009, cash and cash equivalents totaled $5.1 million. Our cash and cash equivalents consist primarily of an interest bearing money market account. In January 2010, we received $3.0 million from Meda in connection with the signing of the Ceplene® European marketing and distribution agreement and in May 2010 we received $2.0 million from Meda in connection with the launch of Ceplene® in Europe. In June 2010, we sold approximately 6.1 million shares of common stock and warrants to purchase 11.0 million shares of common stock for gross proceeds of $6.7 million, $6.2 million net of $0.5 million in transactions costs.
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
Current and Future Liquidity Position
As of September 30, 2010 we had approximately $3.6 million in cash and cash equivalents. On October 29, 2010, we were notified by the Internal Revenue Service that our application for the Qualifying Therapeutic Discovery Project Program was certified and a grant in the amount of $0.7 million was approved. We expect to receive the grant in November 2010. On November 8, 2010, we announced that we entered into definitive agreements for the purchase of approximately 3.3 million shares of our common stock at $0.61 per share, and five-year warrants to purchase up to approximately 1.3 million shares of our common stock at an exercise price of $0.56 per share, exercisable immediately. We will receive approximately $1.9 million in net proceeds from the offering, which is expected to close on or about November 10, 2010, subject to customary closing conditions. Our anticipated average monthly cash operating expenses in 2010 is approximately $1.5 million. In addition, we are required to make interest and principal payments to our lender tbg on each of December 31, 2010 and June 30, 2011 in the amount of approximately $0.5 million. We believe that our cash at September 30, 2010 plus the proceeds from the public offering and the grant from the Internal Revenue Service is sufficient to fund operations into the first quarter 2011. We may receive cash from certain of our licensing partners during 2010 for achievement of clinical milestones. We anticipate raising additional funds through the issuance of debt and/or equity to meet our cash needs. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2010.
On November 6, 2010 we provided an update with respect to our financing plans. The key element of the plan is a non-equity financing transaction that, if completed, will support the Company’s operations through at least year-end 2011. The Company anticipates that the transaction, which is subject to completion of due diligence and execution of mutually-satisfactory documentation, will close before year-end, but should the transaction not close or the proceeds be less than anticipated the Company may determine to seek additional or alternative sources or types of financing, including equity financing.
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
In February 2010, we established an “At-the-Market” offering program through which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $15.0 million through our sales agent. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, at market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through the sales agent on The Nasdaq Capital Market or, to the extent allowable by law, the Nasdaq OMX Stockholm Exchange, or otherwise, at negotiated prices or at prices related to the prevailing market price. We raised proceeds of $0.1 million from sales of our common stock through the At-the-Market program through September 30, 2010. We agreed to suspend the use of our At-the-Market program for a minimum of 90 days from the date of our June 2010 common stock offering. As of September 30, 2010, we regained full utilization of the At–the–Market program.

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
Operating Activities
Net cash used in operating activities for the first nine months of 2010 was $7.3 million as compared to $25.7 million in the first nine months of 2009. Cash was primarily used to fund our net loss for the applicable period resulting from research and development, selling, general and administrative and other expenses. The 2010 net loss was partially offset by a non-cash charge of $0.7 million of stock-based compensation, $0.4 million in foreign exchange loss, a $0.2 million increase in accounts payable and accrued expenses as a result of delaying payments to certain vendors and a $5.0 million increase in deferred revenue in connection with the Ceplene® European marketing and distribution agreement with Meda. The 2009 net loss was partially offset by non-cash charges of $10.5 million in amortization of deferred financing costs and discount on loans, $1.0 million of ASC 718-10 stock-based compensation and $0.3 million of depreciation and amortization expense. Deferred revenue decreased by $0.3 million to account for the portion of the Myriad, Endo and DURECT deferred revenue recognized as revenue.
Investing Activities
Net cash provided by investing activities for the first nine months of 2010 was $45,000 compared with net cash used in investing activities of $0.1 million for the first nine months of 2009. Net cash provided by investing activities for the first nine months of 2010 consisted of the release of $20,000 of restricted cash to pay interest on the convertible notes and $25,000 net proceeds from the purchase and sale of property and equipment. During the first nine months of 2009, cash was used to establish restricted cash for a $9.4 million make-whole interest payment resulting from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, the release of $9.3 million from restricted cash to pay for interest on the convertible notes as the result of the conversion of $24.5 million in aggregate principal amount, $0.1 million in proceeds from the sale of equipment in our San Diego research facility and $16,000 for the purchase of equipment.

Financing Activities
Net cash provided by financing activities for the first nine months of 2010 was $5.7 million compared to $34.5 million for the first nine months of 2009. During the first nine months of 2010, we raised $6.7 million gross proceeds, $6.2 million net of $0.5 million in transaction costs in connection with the issuance of common stock and warrants. The increase in cash provided by financing was partially offset by loan repayments of $0.5 million. During the first nine months of 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, netting us $14.0 million after $1.6 million in transaction costs and establishing a restricted cash account of $9.4 million for make-whole interest. In June 2009, we raised $9.6 million gross proceeds, $8.9 million net of $0.7 million in transaction costs, in connection with the issuance of common stock and warrants. We also received proceeds of $3.8 million related to the exercise of approximately 10.1 million warrants in the first nine months of 2009. We repaid the outstanding loan balance with Hercules of approximately $8,000 and deferred financing costs of $0.2 million, resulting in our having no further obligations under this loan agreement. We also repaid $0.8 million of the subordinated convertible notes due April 10, 2009.
Contractual Obligations
As of September 30, 2010, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of September 30, 2010):

	Less than			More than
	1 Year	1–3 Years	3–5 Years	5 Years	Total
Long-term debt	$948	$92	$500	$—	$1,540
Interest expense	103	83	13	—	199
Operating leases	1,100	1,670	66	—	2,836
Other obligations	2,379	2,318	159	—	4,856

Total	$4,530	$4,163	$738	$—	$9,431

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
As of September 30, 2010, after giving effect to the conversions into common stock, the remaining aggregate principal amount of the Notes outstanding is $0.5 million.
$0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at September 30, 2010 is $0.2 million.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2011. Long-term commitments under operating leases for facilities leased by Maxim Pharmaceuticals, Inc. and retained by us after our acquisition relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. In June 2008, we defaulted on our lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent. At September 30, 2010, we are current with our lease payments on this facility. We discontinued our drug discovery activities at this location and are currently looking to sublease the premises. In July 2006, we terminated our lease of certain other property in San Diego, California. In connection with the lease termination, we issued a six year non-interest bearing note payable in the amount of $0.8 million to the new tenant. These payments are reflected in the long-term debt section of the above table.
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of September 30, 2010, we may be required to make future milestone payments, totaling approximately $4.9 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”

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
Item 4. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the United States and Exchange Commission rules and forms.
There have not been any changes our internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of September 30, 2010 we had approximately $3.6 million in cash and cash equivalents. In January 2010 we received $3.0 million from Meda AB in connection with the signing of the Ceplene® European marketing and distribution agreement with Meda and in May 2010 we received an additional $2.0 million milestone payment upon achieving the first commercial sale of Ceplene®. Meda is also required to pay us a royalty on net sales. In October 2010, we were notified by the Internal Revenue Service that our application for the Qualifying Therapeutic Discovery Project Program was certified and a grant in the amount of $0.7 million was approved. We expect to receive the grant in November 2010. On November 8, 2010, we announced that we entered into definitive agreements for the purchase of approximately 3.3 million shares of our common stock at $0.61 per share, and five-year warrants to purchase up to approximately 1.3 million shares of our common stock at an exercise price of $0.56 per share, exercisable immediately. We will receive approximately $1.9 million in net proceeds from the offering and the offering is expected to close on or about November 10, 2010, subject to customary closing conditions. Our anticipated average monthly cash operating expense in 2010 is approximately $1.6 million per month. In addition, we are required to make interest and principal payments to our lender tbg on each of December 31, 2010 and June 30, 2011 in the amount of approximately $0.5 million. We believe that our cash at September 30, 2010 plus the proceeds from the public offering and the grant from the Internal Revenue Service is sufficient to fund operations into the first quarter 2011. We may receive cash from certain of our licensing partners during 2010 for achievement of clinical milestones and we may raise additional funds through the issuance of debt and/or equity to meet our cash needs. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2010.
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
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2009 with respect to this uncertainty. We will need to generate significant revenue from the sale of Ceplene® or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Risks Related to our Common Stock
Our common stock may be delisted from The Nasdaq Capital Market or the Nasdaq OMX Stockholm Exchange, which may make it more difficult for you to sell your shares.
In October 2010, we received two letters from the Nasdaq Listing Qualifications Department. One letter stated that we are not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock has closed below the minimum $1.00 per share requirement for 30 consecutive business days. We have been provided a period of 180 calendar days, or until April 4, 2011, to regain compliance with the minimum bid price rule. If at any time before April 4, 2011, the bid price of our common stock closes at $1.00 per share or higher for a period determined by Nasdaq (which shall be a minimum of 10 consecutive business days), Nasdaq will provide us with written notification that we are in compliance with the rule.
In the event that we do not regain compliance with the minimum bid price rule by April 4, 2011, Nasdaq will determine whether we meet the initial listing criteria, with the exception of bid price, for The Nasdaq Capital Market and, if we do, we will be granted an additional compliance period of 180 calendar days.
The second letter from Nasdaq states that we are not in compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of our listed securities has fallen below $35 million for 30 consecutive business days. We have been provided a period of 180 calendar days, or until April 4, 2011, to regain compliance with the market value standard. If at any time before April 4, 2011, the market value of our listed securities closes at $35 million or more for a period determined by Nasdaq (which shall be a minimum of 10 consecutive business days), Nasdaq will provide us with written notification that we are in compliance with the rule.
In the event that we do not regain compliance with the market value standard by April 4, 2011, we will receive written notice that our common stock will be subject to delisting.
In the event that we are not eligible for the minimum bid price additional compliance period, or if we do not regain compliance with the market value standard by April 4, 2011, we will have the right to appeal a determination to delist our common stock. Our common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process.
Delisting of our common stock by The Nasdaq Capital Market may result in the delisting of our common stock on the Nasdaq OMX Stockholm Exchange in Sweden and the delisting of our common stock on The Nasdaq Capital Market or the Nasdaq OMX Stockholm Exchange would adversely affect the market price and liquidity of our common stock and warrants, your ability to sell your shares of our common stock and our ability to raise capital.
Clinical and Regulatory Risks
We may not be able to obtain regulatory approval in the United States for Ceplene®, our lead product candidate, which could delay or prevent us from being able to generate revenue from sales of Ceplene®, and require additional expenditures.
None of our products has received regulatory approval in the United States. In August 2010, we received a refusal to file letter from the U.S. Food and Drug Administration (FDA) on our New Drug Application (NDA) for Ceplene®.
In October 2010, we reached an agreement on all outstanding issues with the FDA on a regulatory path forward for Ceplene®. The FDA indicated that a new trial should be conducted. As a next step, we will submit a detailed Phase III protocol. The FDA, via the Special Protocol Assessment (SPA) procedure, will provide guidance on specific sections of the protocol. However, it will take a considerable amount of time and money to conduct a new trial, and we may not be able to obtain the necessary financing to see a new trial through to completion. Even if we are able to complete a new trial, the trial may not be successful.
Even if the new trial is successful and we submit a new NDA for Ceplene®, the FDA may nevertheless again issue a refusal to file, which means the FDA will not review our NDA, or even if it files our NDA it may recommend that our NDA not be approved.

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

3.4		Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 18, 2010).

10.1		Amendment No. 1 to Securities Purchase Agreement, dated July 8, 2010 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 14, 2010).

10.2
Amended and Restated Employment Agreement, by and between EpiCept Corporation and Robert W. Cook, dated as of July 21, 2010 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 26, 2010).

10.3		Form of executive Severance Agreement, dated as of July 21, 2010 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed July 26, 2010).

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
November 9, 2010	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer