Form 10-K/A
period 2009-12-31
EPICEPT CORP
filed 2010-11-19
CIK 1208261

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note:
EpiCept Corporation is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”) in response to comments of the staff of the Securities and Exchange Commission. For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 1 and 11 of our Original Filing, as amended, have been amended and restated in their entirety.
In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and financial officer are filed or furnished, as applicable, as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.
Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

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
Our Strategic Alliances
Meda
In January 2010, we entered into an exclusive commercialization agreement for Ceplene® with Meda AB, a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, we granted Meda the right to market Ceplene in Europe and several other countries including Japan, China, and Australia. Pursuant to the terms of the agreement, we received a $3 million fee and will receive an additional $2 million upon the first commercial launch of Ceplene® in a major European market. Additional payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales. We will receive an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties and will be responsible for Ceplene’s commercial supply. The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months prior written notice. The agreement can also be terminated by mutual agreement or for cause.

Myriad
We licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myriad in 2003. Under the terms of the agreement, we granted to Myriad a research license to develop and commercialize any drug candidates from the series of compounds with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. We also granted to Myriad a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement required Myriad to make research payments to us totaling $3 million which was paid and recognized as revenue prior January 4, 2006. Assuming the successful commercialization of the compound for the treatment of cancer, we are also eligible to receive up to $24.0 million upon the achievement of certain milestones and the successful commercialization of compounds for treatment of cancer as well as an escalating mid to high single digit percentage royalty on product sales. In March 2007, Myriad initiated Phase II clinical trials for AzixaTM (MPC6827), a MX90745 series compound. In March 2008, we received a milestone payment of $1.0 million following dosing of the first patient in these trials.
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
We have entered into arrangements with qualified third parties for the manufacture of Ceplene® and for the formulation and manufacture of our clinical supplies. We may enter into additional written supply agreements in the future. We generally purchase our supplies from current suppliers pursuant to purchase orders. We plan to use a single, separate third party manufacturer for Ceplene® and each of our product candidates for which we are responsible for manufacturing. In some cases, the responsibility to manufacture product, or to identify suitable third party manufacturers, may be assumed by our licensees. We cannot assure you that our current manufacturers can successfully increase their production to meet full commercial demand. We believe that in most cases there are several manufacturing sources available to us, including our current manufacturers, which can meet our commercial supply requirements on commercially reasonable terms. We will continue to look for and secure the appropriate manufacturing capabilities and capacity to ensure commercial supply at the appropriate time.

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
Crinobulin — The intellectual property protection regarding this compound is covered by two issued U.S. patents, with the latest one expiring in May 2022 and one application pending covering the composition and uses of this compound and structurally related analogs. Additional foreign patent applications are pending in major pharmaceutical markets outside the United States.
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
We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. We are obligated to make payments to Dalhousie totaling $0.9 million, of which $0.2 million has been paid, upon achievement of specified milestones and to pay single digit royalties based on annual net sales derived from the products incorporating the licensed technology. We are obligated to pay Dalhousie an annual maintenance fee of $0.5 million until the license agreement expires or is terminated, or an NDA for NP-1 is filed with the FDA, otherwise Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. The sublicense agreement with Epitome terminated in July 2007. In each of the years 2009, 2008 and 2007, we paid Epitome a fee of $0.3 million. During 2009 and 2008, we paid Dalhousie a maintenance fee of $0.5 million and $0.4 million, respectively. During 2007, we paid Dalhousie a signing fee of $0.3 million, a maintenance fee of $0.4 million and a milestone payment of $0.2 million upon the dosing of the first patient in a Phase III clinical trial for NP-1. These payments were expensed to research and development.
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

PART III
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

Bonus Determinations For 2009
The target bonus amounts, as a percentage of each named executive officer’s base salary, were set by the Compensation Committee based on the peer compensation analysis described above. The individual performance objectives for each of the named executive officers who were awarded bonuses for 2009, and the analysis of the achievement of those objectives in determining such bonuses, were as follows:
Jack Talley. The Committee considered Mr. Talley’s performance in the areas of corporate management, the establishment of the Company’s oncology identity through the commercialization of Ceplene and other oncology assets and value realization of the company’s analgesic assets.
The Committee established several objectives for consideration of his corporate management performance, including implementation of the 2009 operating plan/budget, ensuring that actual results do not exceed authorized budget; and staffing the organization as operational circumstances dictate to ensure the Company is appropriately staffed and sized with key personnel required to implement plans. These objectives were met, while an objective to fund the Company’s operations without tapping the capital markets was not.
2009 Performance Objectives to establish EpiCept as an oncology company included the completion of a Ceplene marketing agreement(s) for the European Union, providing necessary scientific, clinical and regulatory support to the successful commercialization of Ceplene in Europe, and ensuring that all resources required to advance Ceplene towards an NDA filing with FDA and an NDS submission with Health Canada are implemented. These objectives were partially or wholly completed. With respect to the advancement of other oncology assets, performance objectives were set concerning the advancement of crolibulin and Azixa in clinical development.
A 2009 Performance Objective to realize value of the Company’s analgesic assets was primarily concerned with the licensing of NP-1. Progress was noted in meeting this objective.
The Committee determined, considering the partial achievement of certain of his objectives, that Mr. Talley had achieved 50% of the objectives set for him, and awarded him a bonus for 2009 of $119,625, which was 50% of his target bonus.
Robert Cook. The Committee considered Mr. Cook’s performance against performance objectives in the areas of finance and accounting, investor relations, and corporate administration.
2009 Performance Objectives with respect to finance and accounting included ensuring that sufficient funds were` available for the Company’s 2009 operating plan, monitoring liquidity and recommending appropriate action as necessary; monitoring the Company’s performance compared with the 2009 operating plan/budget, seeking and implementing efficiencies in order to meet or reduce the G&A expense portion of 2009 operating plan; and ensuring the Company’s accurate and timely compliance with SEC and OMX reporting requirements.
Performance objectives with respect to investor relations included evaluating the effectiveness of the Company’s IR program and recommending actions as appropriate to improve IR effectiveness, and identifying and implementing efficiencies in investor relations in order to meet or reduce the G&A expense portion of the 2009 operating plan.
The critical corporate administration performance objective was completing the effective shut-down of the company’s San Diego operations in preparation for a subleasing of the facility to a third party.
The Committee determined that Mr. Cook had achieved all of the objectives set for him, and awarded him a bonus for 2009 of $83,120, which was 100% of his target bonus.
Stephane Allard. The Committee established several objectives for consideration of Dr. Allard’s 2009 performance, all of which were achieved or exceeded. Objectives related to Ceplene included the initiation of the biomarker study in Europe and related activities required to address EMEA post-approval commitments, the design and implementation of a NDA filing strategy for Ceplene in the US, and support of other marketing and regulatory activities. Objectives related to other company product candidates concerned the completion of various statistical analyses and study reports, and oversight of ongoing clinical trials. Dr. Allard exceeded his objectives for the Health Canada NDS filing for Ceplene due to the complexity of the task, the minimal resources consumed and the time involved. He additionally worked to accelerate the recruitment of the NP-1 CPN study by working with the investigator steering group to modify the protocol.

The Committee determined that Dr. Allard had achieved all of the objectives set for him and, with respect to his contributions to the Health Canada NDS filing and EpiCept NP-1 CPN study, exceeded those objectives, and awarded him a bonus for 2009 of $93,150, which was 115% of his target bonus.
Dileep Bhagwat. The Committee established several objectives for consideration of Dr. Bhagwat’s performance, one of which was not achieved. Achieved objectives relating to Ceplene included securing the appropriate supplies required for a commercial launch in Europe and the post-approval clinical studies, facilitating the completion of the CMC component and other assigned sections of the Ceplene NDA filing, and leading efforts to gain regulatory approval in Canada. Dr. Bhagwat did not meet one performance compensation objective, which resulted in a delay in a US regulatory filing for Ceplene. Other objectives included ensuring adequate supply of product for clinical trials of other compounds and internal objectives related to staffing and administration.
The Committee determined that Mr. Bhagwat had achieved 85% of the objectives set for him, and awarded him a bonus for 2009 of $68,850, which was 85% of his target bonus.
For 2009, annual cash bonus award opportunities for the named executive officers are summarized below. These awards were determined and paid in 2010.
Annual Cash Bonus Award Opportunity

		Target Performance
		% of Salary	Amount	Amount Paid
Jack Talley	FY 2009	55	$239,250	$119,625
Robert Cook	FY 2009	30	81,120	83,120
Stephane Allard	FY 2009	30	81,000	93,150
Ben Tseng (1)	FY 2009	30	81,000	—
Dileep Bhagwat	FY 2009	30	81,000	68,850

(1)	Ben Tseng served as our Chief Scientific Officer from January 2006 to May 2009.
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
Summary Compensation Table

							Change in
							pension
							value and
							nonqualified
						Non-Equity	deferred
				Stock	Option	Incentive Plan	compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	earnings	Compensation		Total
Name/Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)	($)	($)		($)
John V. Talley	2009	435,000	119,625	—	345,573	—	—	37,175	(4)	937,372
President and	2008	435,000	358,875	117,250	329,378	—	—	37,776	(4)	1,278,279
Chief Executive Officer	2007	400,000	200,000	99,525	278,943	—	—	49,685	(4)	1,028,154

Robert W. Cook	2009	270,400	83,120	—	93,039	—	—	20,202	(5)	466,761
Chief Financial Officer,	2008	270,400	81,120	42,746	114,378	—	—	15,891	(5)	524,535
Senior Vice President	2007	260,000	65,000	22,995	63,451	—	—	24,657	(5)	436,103
Finance & Administration

Stephane Allard	2009	270,000	93,150	—	106,330	—	—	20,788	(5)	490,268
Chief Medical Officer	2008	270,000	121,500	42,746	145,816	—	—	16,476	(5)	596,538
	2007	213,182	52,083	—	113,797	—	—	15,136	(5)	394,198

Dileep Bhagwat	2009	270,000	68,850	—	106,330	—	—	26,724	(5)	471,904
Senior Vice President,	2008	270,000	121,500	42,746	145,816	—	—	26,476	(5)	606,538
Pharmaceutical Development	2007	250,000	93,750	34,482	97,612	—	—	25,813	(5)	501,568

Michael Chen	2009	237,000	—	—	39,874	—	—	21,816	(5)	298,689
Vice President Business	2008	237,000	35,550	16,750	57,105	—	—	17,504	(5)	363,909
Development	2007	230,000	28,750	17,476	48,222	—	—	22,736	(5)	347,185

Ben Tseng (6)	2009	276,711	—	—	34,898	—	—	28,215	(5)	333,512
Chief Scientific Officer	2008	270,000	81,000	42,746	145,816	—	—	27,978	(5)	567,540
	2007	250,000	62,500	26,525	75,086	—	—	27,210	(5)	441,321

(1)	Annual cash bonus awards are determined based on the executive’s performance during the year and paid the following year.

(2)	This column represents the grant date fair values for restricted stock granted in 2007 and restricted stock units granted in 2008 to the named executive officers. The 2007 and 2008 stock award values were recalculated from amounts shown in prior annual reports on Form 10-K to reflect their grant date fair values, as required by SEC rules effective for 2010. The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2009 Annual Report on Form 10-K (Note 11, Share-Based Payments).

(3)	This column represents the grant date fair values of the stock options awarded in 2009, 2008 and 2007, respectively, The 2007 and 2008 option award values were recalculated from the amounts shown in prior annual reports on Form 10-K to reflect the grant date fair value, as required by SEC rules effective for 2010. The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2009 Annual Report (Note 11, Share-Based Payments).

(4)	Includes premiums for health benefits, life and disability insurance and automobile allowance paid on behalf of Mr. Talley.

(5)	Includes premiums for health benefits and for life and disability insurance paid on behalf of the named executive officer.

(6)	Ben Tseng served as our Chief Scientific Officer from January 2006 to May 2009. During 2009, Dr. Tseng received a salary of $112,500, a lump-sum payment of $29,211 for accrued but unused vacation days and severance payments of $135,000 per his employment agreement.

Option Grants in Last Fiscal Year (2009)
During 2009, the Company granted approximately 0.7 million stock options and restricted stock units to employees and directors, of which approximately 0.5 million were to the below named executive officers.
Grants of Plan-Based Awards

								All
								Other
								Stock	All Other
								Awards:	Option		Grant Date
								Number	Awards:		Fair Value
								of	Number	Exercise	of
		Estimated Future Payouts Under			Estimated Future Payouts Under			Shares	of Shares	Price of	Stock and
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			of Stock	Underlying	Option	Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards (1)	Awards (2)
John V. Talley	01/05/2009	0	0	0	0	0	0	0	108,334	$1.89	$151,216
	02/20/2009	0	0	0	0	0	0	0	140,834	$1.68	$194,303
Robert W. Cook	01/05/2009	0	0	0	0	0	0	0	29,167	$1.89	$40,712
	02/20/2009	0	0	0	0	0	0	0	37,917	$1.68	$52,312
Stephane Allard	01/05/2009	0	0	0	0	0	0	0	33,334	$1.89	$46,530
	02/20/2009	0	0	0	0	0	0	0	43,334	$1.68	$59,800
Dileep Bhagwat	01/05/2009	0	0	0	0	0	0	0	33,334	$1.89	$46,530
	02/20/2009	0	0	0	0	0	0	0	43,334	$1.68	$59,800
Michael Chen	01/05/2009	0	0	0	0	0	0	0	12,500	$1.89	$17,449
	02/20/2009	0	0	0	0	0	0	0	16,250	$1.68	$22,425
Ben Tseng	01/05/2009	0	0	0	0	0	0	0	25,000	$1.89	$34,898

(1)	The exercise price of the options was equal to the market value of our common stock on the date of the grant.

(2)	The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2009 Annual Report (Note 11, Share-Based Payments).
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
Accounting Implications of Executive Compensation
Effective January 1, 2006, we were required to recognize compensation expense of all stock-based awards pursuant to the principles set forth in in accordance with ASC 718-10, “Compensation – Stock Compensation” (“ASC 718-10”). The Summary Compensation and Director Compensation Tables used the principles set forth in ASC 718-10 to recognize expense for new awards granted after January 1, 2006 and for unvested awards as of January 1, 2006. The non-cash stock compensation expense for stock-based awards that we grant is generally recognized ratably over the requisite vesting period. We continue to believe that stock options, restricted stock, restricted stock units and other forms of equity compensation are an essential component of our compensation strategy, and we intend to continue to offer these awards in the future.

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
Respectfully Submitted by:
MEMBERS OF THE COMPENSATION COMMITTEE
Robert G. Savage
Guy C. Jackson
A. Collier Smyth

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(3) See Exhibits Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPICEPT CORPORATION
By:	/s/ John V. Talley
John V. Talley
President and Chief Executive Officer November 19, 2010

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

10.1	Form of Indemnification Agreement between EpiCept Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the EpiCept Form S-1).

†10.2	1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the EpiCept Form S-1).

†10.3	2005 Equity Incentive Plan (Amended and Restated May 23, 2007) (incorporated by reference to Exhibit 10.1 to EpiCept’s Current Report on Form 8-K filed May 30, 2007).

†10.4	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Form S-4).

†10.5	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and John V. Talley (incorporated by reference to Exhibit 10.5 to the EpiCept Form S-1).

†10.6	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and Robert Cook (incorporated by reference to Exhibit 10.6 to the EpiCept Form S-1).

10.7	License Agreement, dated as of December 18, 2003, between Endo Pharmaceuticals Inc. and EpiCept Corporation (incorporated by reference to Exhibit 10.9 to the EpiCept Form S-1).

10.8	Royalty Agreement, dated as of July 16, 2003, between EpiCept Corporation and R. Douglas Cassel, M.D. (incorporated by reference to Exhibit 10.10 to the EpiCept Form S-1).

10.9	Cooperation Agreement between APL American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.13 to the EpiCept Form S-1).

Exhibit
Number	Description of Exhibits
10.10	Investment Agreement between Pharmed Labs GmbH and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.14 to the EpiCept Form S-1).

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

Exhibit
Number		Description of Exhibits
10.44		Placement Agent Agreement (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on form 8-K filed December 9, 2008)

10.45		Securities Purchase Agreement, dated as of February 4, 2009 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 10, 2009).

10.46		Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed February 10, 2009).

10.47		Placement Agent Agreement, dated February 4, 2009 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed February 10, 2009).

10.48		Securities Purchase Agreement, dated as of June 18, 2009 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 19, 2009).

10.49		Form of Warrant (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed June 19, 2009).

10.50		Placement Agent Agreement, dated June 18, 2009 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed June 19, 2009).

10.51
Amendment to the Repayment Agreement, dated June 25, 2009 (English translation from the original German) (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 30, 2009).

10.52
License and Collaboration Agreement, dated as of November 19, 2003, between Maxim Pharmaceuticals, Inc. and Cytovia, Inc. and Myriad Genetics, Inc. (incorporated by reference to Exhibit 10.7 to the Maxim Pharmaceuticals, Inc. Current Report on Form 10-Q filed February 10, 2004).

11.1		Statement Regarding Computation of Per Share Earnings (incorporated by reference to the Notes to Consolidated Financial Statements included in Part II of this Report).

21.1	*	List of Subsidiaries of EpiCept Corporation.

23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, pursuant to pursuant to 18 U.S.C. 1350, adopted Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

†	Management contract or compensatory plan or arrangement
(c)	Financial Statements Schedules.
None.