Form 10-K
period 2010-12-31
EPICEPT CORP
filed 2011-03-31
CIK 1208261

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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
As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $43,244,458.
As of March 30, 2011, the registrant had 70,989,292 shares of its common stock, par value $.0001 per share, outstanding.

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
These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among others:
•	the risk that our securities may be delisted from Nasdaq;

•	the risk that Ceplene® will not receive regulatory approval or marketing authorization in the United States or Canada;

•	the risk that Ceplene® will not achieve significant commercial success;

•	the risk that Ceplene® will not be reimbursed or receive an acceptable price for reimbursement in certain countries;

•	the risk that any required post-approval clinical studies for Ceplene® will not be successful;

•	the risk that we will not be able to maintain our final regulatory approval or marketing authorization for Ceplene®;

•	the risks associated with the adequacy of our existing cash resources and our ability to continue as a going concern;

•	the risks associated with our ability to continue to meet our obligations under our existing debt agreements;

•	the risk that Myrexis’s development of Azixa™ will not be successful;

•	the risk that Azixa™ will not receive regulatory approval or achieve significant commercial success;

•	the risk that we will not receive any significant payments under our agreement with Myrexis;

•	the risk that the development of our other apoptosis product candidates will not be successful;

•	the risk that clinical trials for EpiCeptTM NP-1 or crolibulinTM will not be successful;

•	the risk that EpiCeptTM NP-1 or crolibulinTM will not receive regulatory approval or achieve significant commercial success;

•	the risk that we will not be able to find a partner to help conduct the Phase III trials for EpiCeptTM NP-1 on attractive terms, a timely basis or at all;

•	the risk that our other product candidates that appeared promising in early research and clinical trials do not demonstrate safety and/or efficacy in larger-scale or later stage clinical trials;

•	the risk that we will not obtain approval to market any of our product candidates;

•	the risks associated with dependence upon key personnel;

•	the risks associated with reliance on collaborative partners and others for further clinical trials, development, manufacturing and commercialization of our product candidates;

•	the cost, delays and uncertainties associated with our scientific research, product development, clinical trials and regulatory approval process;

•	our history of operating losses since our inception;

•	the highly competitive nature of our business;

•	risks associated with litigation;

•	risks associated with our ability to protect our intellectual property; and

•	the other factors described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain. We focus our clinical development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors. Our lead product is Ceplene®, which when used concomitantly with low-dose interleukin-2, or IL-2, is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission. Ceplene® is approved in the Europe Union, or EU, and Israel.
In addition to Ceplene®, we have two other oncology compounds including crolibulinTM, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors and AzixaTM, an apoptosis inducer with VDA activity that is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain. We also have a late-stage pain product candidate, EpiCeptTM NP-1 cream, which we refer to as NP-1, for the treatment of peripheral neuropathies. We recently concluded a Phase IIb clinical trial of NP-1 in which we studied its safety and efficacy in patients suffering from chemotherapy-induced neuropathy, or CPN, compared with placebo. We believe this portfolio of oncology and pain management product candidates lessens our reliance on the success of any single product or product candidate.
Product Portfolio
The following chart illustrates the depth of our product pipeline at December 31, 2010:
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
Ceplene® (histamine dihydrochloride) is our proprietary product for the remission maintenance and prevention of relapse in adult patients with AML in first remission. Ceplene® is to be administered in conjunction with low-dose IL-2 and is designed to protect lymphocytes responsible for immune-mediated destruction of residual leukemic cells. Ceplene®reduces the formation of oxygen radicals from phagocytes, inhibiting nicotinamide adenine dinucleotide phosphate-oxidase, or NADPH oxidase, and protecting IL-2-activated Natural Killer cells, or NK-cells, and Thymus cells, or T-cells. These two kinds of cells, NK-cells and T-cells, possess an ability to kill and support the killing of cancer cells and virally infected cells.
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
Ceplene is an Orphan Medicinal Product in the EU for the treatment of AML. As a result of its designation, we have been granted market exclusivity in the EU until October 2018. As part of receiving marketing authorization under Exceptional Circumstances for Ceplene®, we are required to perform two post-approval clinical studies that have now been combined into a single clinical study. The first part of the study will seek to further elucidate the clinical pharmacology of Ceplene® by assessing certain immune biomarkers in AML patients in first remission. The second part of the study will assess the effect of Ceplene/IL-2 on the development of minimal residual disease in the same patient population.
In January 2010, we entered into an exclusive commercialization agreement for Ceplene® with Meda AB, a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, we granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia. We received a $3 million fee on signing and received an additional $2 million upon the first commercial launch of Ceplene in a major European market. The commercial launch of Ceplene® commenced in the United Kingdom in April 2010 and launches continue to be initiated in other European countries. We will also receive other milestone payments and an escalating percentage royalty on net sales in the covered territories. We are responsible for Ceplene’s commercial supply.
In November 2009, Health Canada screened and accepted for review a New Drug Submission (“NDS”) for Ceplene® for remission maintenance treatment of AML in Canada. During the third quarter of 2010, our appeal of a decision by Health Canada not to provide data protection for Ceplene® was denied by a federal court in Canada. Lack of data protection in Canada for an innovative drug such as Ceplene® eliminates any right to sales exclusivity and enables competition to seek approval to sell generic equivalents immediately. In November 2010, we appealed the court’s decision and withdrew our New Drug Submission until the appeals process is completed. We retain the right to re-file the application at any time over the next five years without prejudice.
In June 2010, we filed a New Drug Application, or NDA, with the United States Food and Drug Administration, or FDA for Ceplene® in the same indication. In August 2010, we received a refusal to file letter from the FDA on the NDA. In the FDA’s preliminary review of the NDA, the FDA concluded that the application did not establish Ceplene®’s therapeutic contribution in its combination with IL-2, and recommended that an additional pivotal trial assessing Ceplene®’s contribution and using overall survival as a primary endpoint be conducted. In October 2010, we reached an agreement with the FDA on a two-arm, randomized, open-label trial that will compare the efficacy of Ceplene® plus low-dose IL-2 to standard of care in this indication. Based on FDA guidance, the primary endpoint of the trial will be overall patient survival. Our previous Phase III trial demonstrated a statistically significant prolongation of the primary endpoint of leukemia-free survival and extended overall survival by more than one year in patients in their first complete remission. As a next step, we will submit to the FDA a detailed Phase III protocol. The FDA, via the Special Protocol Assessment (SPA) procedure, will provide guidance on specific sections of the protocol including the adaptive design with prospectively defined rules for sample size selection for both futility and expected success. We also recently filed an application with the FDA to grant Ceplene® fast track status. In addition to other benefits, if granted, this should permit an expedited review of the Ceplene® NDA once it is filed.

In December 2010, Ceplene® was approved for marketing in Israel. Megapharm Ltd. is EpiCept’s partner in Israel and upon Ministry of Health approval of labeling and other technical matters the company is expected to launch Ceplene® in the first half of 2011.
CrolibulinTM
CrolibulinTM is a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. CrolibulinTM has shown promising vascular targeting activity with potent anti-tumor activity in pre-clinical in vitro and in vivo studies. The molecule has been shown to induce tumor cell apoptosis and selectively inhibit growth of proliferating cell lines, including multi-drug resistant cell lines. Murine models of human tumor xenografts demonstrated crolibulinTM inhibits growth of established tumors of a number of different cancer types. In preclinical tumored animal models, combination therapy has demonstrated synergistic activity.
In November 2004, two publications appeared in Molecular Cancer Therapeutics discussing crolibulinTM, a journal of the American Association of Cancer Research ( “Discovery and mechanism of action of a novel series of apoptosis inducers with potential vascular targeting activity”, Kasibhatla, S., Gourdeau, H., Meerovitch, K., Drewe, J., Reddy, S., Qiu, L., Zhang, H., Bergeron, F., Bouffard, D., Yang, Q., Herich, J., Lamothe, S., Cai, S. X., Tseng, B., Mol. Cancer Ther. 2004 vol. 3 pp. 1365-1374; and “Antivascular and antitumor evaluation of 2-amino-4-(3-bromo-4,5-dimethoxy-phenyl)-3-cyano-4H-chromenes, a novel series of anticancer agents”, Henriette Gourdeau, Lorraine Leblond, Bettina Hamelin, Clemence Desputeau, Kelly Dong, Irenej Kianicka, Dominique Custeau, Chantal Boudreau, Lilianne Geerts, Sui-Xiong Cai, John Drewe, Denis Labrecque, Shailaja Kasibhatla, and Ben Tseng, Mol. Cancer Ther. 2004 vol. 3 pp.1375-1384). The manuscripts characterize crolibulinTM as a potent caspase activator demonstrating vascular targeting activity and potent antitumor activity in pre-clinical in vitro and in vivo studies. CrolibulinTM appeared highly effective in mouse tumor models, producing tumor necrosis at doses that correspond to only 25% of the maximum tolerated dose, or MTD. Moreover, in combination treatment, crolibulinTM significantly enhanced the antitumor activity of cisplatin/taxane, resulting in tumor-free animals.
In October 2007, we completed a Phase I clinical trial for crolibulinTM. We successfully identified the maximum tolerated dose, or MTD, of crolibulinTM in the Phase I study. The MTD was below the dose which produced the expected toxicity based on preclinical studies at higher doses. CrolibulinTM was administered as a single agent in increasing doses to small cohorts of patients with advanced solid tumors. A total of seventeen patients were enrolled in the study. The drug was tested in a variety of cancer types including melanoma, prostate, lung, breast, colon, and pancreatic cancers. The study, which was initiated in December 2006, was conducted at three cancer centers in the United States. In addition to determining crolibulin’s MTD, the primary objective of the study was to determine the pharmacokinetic profile of the drug. In 2008, we enrolled an additional sixteen patients into the study, lengthening the infusion period of the drug in order to increase the MTD. The studies helped characterize the pharmacodynamic effects on tumor blood flow and identified early signs of objective anti-tumor response as measured by computed axial tomography, or CT scans, magnetic resonance imaging, or MRI, or positron emission tomography, or PET scan, in advanced cancer patients with well vascularized solid tumors.
In December 2010, the National Cancer Institute, or NCI, initiated a Phase II trial with crolibulinTM. The trial will assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer, or ATC. The Phase II trial consists of two stages. The primary objective of the first stage is to assess the safety and tolerability of cisplatin and crolibulinTM given in 21-day treatment cycles. The study will assess the toxicities of crolibulinTM co-administered with cisplatin, evaluate dose-limiting toxicities, or DLTs, and determine the MTD for the combination. The primary objective in the second stage of the trial will be to compare the combination of crolibulinTM and cisplatin against cisplatin alone in adult ATC patients by assessing the duration of progression-free survival, or PFS. An important secondary objective is the comparison of the response rates evaluated by Response Evaluation Criteria in Solid Tumors, or RECIST. Up to 70 patients are planned to be enrolled in the trial.

Azixa™
AzixaTM is a compound discovered internally and licensed to Myrexis Inc. for clinical development. AzixaTM demonstrated a broad range of anti-tumor activities against many tumor types in various animal models as well as activity against different types of multi-drug resistant cell lines. The Phase I clinical testing was conducted by Myrexis on patients with solid tumors with a particular focus on brain cancers or brain metastases due to the pharmacologic properties of AzixaTM in pre-clinical animal studies that indicated higher drug levels in the brain than in the blood. In March 2007, Myrexis initiated two Phase II clinical trials for AzixaTM in patients with primary brain cancer and in patients with melanoma that has spread to the brain. The trials are designed to assess the safety profile of AzixaTM and the extent to which it can improve the overall survival of these patients. In June 2010, Myrexis reported results from two of the Phase II trials, in metastatic melanoma in combination with temozolomide and in recurrent glioblastoma in combination with carboplatin, at the annual meeting of the American Society for Clinical Oncology (ASCO) that resulted in durable responses with no additive toxicity in patients. Updated results from an ongoing, open-label Phase 2a monotherapy study of Azixa™ in treatment-experienced patients with glioblastoma multiforme (GBM), an aggressive brain tumor, were presented in November 2010 demonstrating durable responses in patients who had failed both first and second line therapy. Data from a sub-group of patients with recurrent GBM who are naïve to Avastin is expected to be reported in the first half of 2011.
In December 2010, Myrexis began a Phase IIb clinical study of AzixaTM to treat GBM. The study will enroll as many as 120 patients in the U.S. and India in order to evaluate AzixaTM combination therapy as a first-line GBM treatment. AzixaTM has received orphan drug status in the United States for the treatment of glioblastoma.
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
Painful diabetic peripheral neuropathy, or DPN, is common in patients with long-standing Type 1(juvenile) and Type 2 (adult onset) diabetes mellitus. An estimated 18.2 million people have diabetes mellitus in the United States. The prevalence of neuropathy approaches 50% in those with diabetes mellitus for greater than 25 years. Specifically, the lifetime incidence of DPN is 11.6% and 32.1% for Type 1 and Type 2 diabetes, respectively. Common symptoms of DPN are sharp, stabbing, burning pain, or allodynia, which is pain to light touch, with numbness and tingling of the feet and sometimes the hands.
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
Cancer neuropathies represent a large unmet market. Neuropathic pain is caused by injury to, or compression of, the structures of the peripheral and central nervous system. Chemotherapy or radiotherapy treatments that patients receive for their cancer often results in neuropathic pain and is considered a side effect of the cancer treatment. Chemotherapeutic agents, including vinca alkaloids, cisplatin and paclitaxel, are associated with peripheral neuropathies. Neuropathic pain is often described as sharp, tingling, burning or shooting. The National Cancer Institute estimates that 30-40% of cancer patients treated with chemotherapy experience symptoms of CPN, which impairs their quality of life and ability to function. The debilitating, chronic pain of CPN is one of the most common reasons why cancer patients stop their treatment early. More than one million breast cancer survivors in the United States alone suffer from this disease, for which there is no effective therapy.

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
In February 2011, we presented data from our Phase IIb trial for EpiCept™ NP-1 in chemotherapy-induced peripheral neuropathy, or CPN, which is being conducted by National Cancer Institute, or NCI. CPN may affect 50% of women undergoing treatment for breast cancer. A common therapeutic agent for the treatment of advanced breast cancer is paclitaxel, and as many as 80% of the patients with advanced breast cancer experience some signs and symptoms of CPN, such as burning, tingling pain associated sometimes with mild muscular weakness, after high dose paclitaxel administration. The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program, or CCOP. More than 460 cancer survivors suffering from painful CPN were enrolled in the six-week study. The results of the trial in the intent to treat, or ITT, population demonstrated that the change in average daily neuropathy intensity scores in the NP-1 group achieved a statistically significant reduction in CPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Additionally, a pre-specified subgroup of the ITT population, those patients who previously received taxane chemotherapy, also showed a statistically significant reduction in average daily neuropathy intensity scores (p=0.034). This subgroup constituted more than 50% of the ITT population. Secondary efficacy endpoints confirmed the superiority of NP-1 vs. placebo. Furthermore, the safety profile of NP-1 was comparable to placebo.
In January 2009, we completed a Phase IIb, multi-center, randomized, placebo controlled trial in approximately 360 patients evaluating the analgesic properties and safety of NP-1 cream in patients with PHN. This trial compared the efficacy and safety of NP-1 against both gabapentin, the leading drug prescribed for this indication, and placebo. The first primary endpoint was the change in pain intensity over the four week duration of the trial. The data demonstrated that NP-1 achieved statistically significant superior efficacy compared with placebo (p=0.024). An additional primary endpoint, to demonstrate that NP-1 was not inferior to gabapentin in reducing pain, was also met. A key secondary endpoint measured in the trial from a responder analysis indicated that 63% of patients in the NP-1 treatment arm achieved a reduction in pain scores of at least 30%, significantly higher than that of patients in the placebo arm (p=0.033). Top-line results further indicate that NP-1 achieved a superior safety profile when compared with gabapentin, especially with regard to dizziness and somnolence, as evaluated by the reporting of adverse events. NP-1 has received orphan drug protection for the treatment of PHN.
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

Our Strategic Alliances
Meda AB
In January 2010, we entered into an exclusive commercialization agreement for Ceplene® with Meda AB, a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, we granted Meda the right to market Ceplene in Europe and several other countries including Japan, China, and Australia. Pursuant to the terms of the agreement, we received a $3 million fee on signing and an additional $2 million milestone payment in May 2010 upon the first commercial sale of Ceplene® in a major European market. Additional potential payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales. We will receive an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties and will be responsible for Ceplene’s commercial supply. The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months’ prior written notice. The agreement can also be terminated by mutual agreement or for cause.
Myrexis, Inc.
We licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis in 2003. Under the terms of the agreement, we granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. We also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3.0 million was paid and recognized as revenue, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales. In March 2007, Myrexis initiated Phase II clinical trials for AzixaTM, a MX90745 series compound. In March 2008, we received a milestone payment of $1.0 million following dosing of the first patient in these trials. In December 2010, Myrexis began a Phase IIb clinical study of AzixaTM to treat glioblastoma multiforme, an aggressive brain tumor in order to evaluate AzixaTM combination therapy as a first-line GBM treatment.
DURECT Corporation
In December 2006, we entered into a license agreement with DURECT Corporation, pursuant to which we granted DURECT the exclusive worldwide rights to certain of our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, we received a $1.0 million upfront payment. In September 2008, we amended our license agreement with DURECT. Under the terms of the amended agreement, we granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT.
Endo Pharmaceuticals, Inc.
In December 2003, we entered into a license agreement with Endo under which we granted Endo (and its affiliates) the exclusive (including as to us and our affiliates) worldwide right to commercialize LidoPAIN BP, a lidocaine patch developed by EpiCept for the treatment of acute back pain. We also granted Endo worldwide rights to use certain of our patents for the development of certain other non-sterile, topical lidocaine patches, including Lidoderm®, Endo’s non-sterile topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, we received a non-refundable payment of $7.5 million. Other potential compensation under this agreement includes additional milestone payments of up to $82.5 million related to both our LidoPAIN BP product and Lidoderm® and a royalty on net sales of LidoPAIN BP. We do not expect to receive further compensation under this agreement.
The last published clinical study of Lidoderm® in back pain occurred in 2005. We believe that no measurable progress has occurred with Lidoderm® for back pain and do not expect further revenue from this license at this time.
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
Sales and Marketing
We hired a small marketing staff in 2009 and 2010 in anticipation of the start of commercial activities for Ceplene® in the United States. After receiving a refusal to file letter from the FDA on the NDA for Ceplene®, we eliminated our marketing staff and scaled back our commercial activities in the United States. In order to commercially market Ceplene® or any of our product candidates in the United States upon receipt of marketing approval, we must either develop an internal sales and marketing infrastructure or collaborate with third parties with sales and marketing expertise. We have retained the rights to commercialize NP-1 and crolibulinTM worldwide and to market Ceplene globally except for Europe and certain Pacific rim countries. In addition, we have granted Myrexis exclusive worldwide commercialization rights, with rights to sublicense, for AzixaTM. We will likely market our products in international markets outside of North America through collaborations with third parties. We intend to make decisions regarding internal sales and marketing of our product candidates on a product-by-product and country-by-country basis.
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
CrolibulinTM — The intellectual property protection regarding this compound is covered by two issued U.S. patents, with the latest one expiring in May 2022 and one application pending covering the composition and uses of this compound and structurally related analogs. Additional foreign patent applications are pending in major pharmaceutical markets outside the United States.
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
We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. We are obligated to make payments to Dalhousie totaling $0.9 million, of which $0.2 million has been paid, upon achievement of specified milestones and to pay single-digit royalties based on annual net sales derived from the products incorporating the licensed technology. We are obligated to pay Dalhousie an annual maintenance fee of $0.5 million until the license agreement expires or is terminated, or an NDA for NP-1 is filed with the FDA, otherwise Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. The sublicense agreement with Epitome terminated in July 2007. During 2010, 2009 and 2008, we paid Epitome a fee of $0.0, $0.3 million and $0.3 million, respectively. During 2010, 2009 and 2008, we paid Dalhousie a maintenance fee of $0.5 million, $0.5 million and $0.4 million, respectively. These payments were expensed to research and development.
Hellstrand
In October 1999, we entered into a royalty agreement with Dr. Kristoffer Hellstrand under which we have an exclusive license to certain patents for Ceplene® configured for the systemic treatment of cancer, infectious diseases, autoimmune diseases and other medical conditions. Under this agreement, we paid Dr. Hellstrand $1 million in 1999 and will owe a royalty of 1% of net sales. In November 2009 we expanded our collaboration with Dr. Hellstrand by concluding a new agreement in which we acquired rights to develop certain new compounds. As compensation for this agreement and for providing certain ongoing consulting services, we awarded Dr. Hellstrand options to purchase 50,000 shares of our common stock and agreed to pay a monthly consulting fee. During 2010 and 2009, Dr. Hellstrand earned $0.1 and $0 million in royalties based on net sales of Ceplene®.
Shire Biochem
In March 2004 and as amended in January 2005, we entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem, Inc., formerly known as BioChem Pharma, Inc., which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreements, Shire BioChem agreed to assign and/or license to us rights it owned under or shared under its oncology research program. The agreement requires that we provide Shire BioChem a portion of any sublicensing payments we receive if we relicense the series of compounds, and make milestone payments to Shire BioChem totaling up to $26 million, assuming the successful commercialization of a compound for the treatment of a cancer indication, as well as pay a royalty on product sales. At December 31, 2010, we accrued a license fee of $0.6 million payable as a result of the commencement of a Phase I clinical trial for crolibulinTM in 2006.

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
New Drug Application. The results of drug candidate development, pre-clinical testing, chemistry and manufacturing controls and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. The FDA has 60 days to decide whether to file the NDA so that it can be reviewed. The FDA can refuse to file an application that is incomplete. In accordance with the Prescription Drug User Fee Act (PDUFA), the FDA’s Center for Drug Evaluation and Research (CDER) expects to review and act on at least 90 percent of NDAs for standard drugs no later than 10 months after the applications are received. The review goal is six months for priority drugs. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. Once issued, the FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.
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
Corporate Information
We were incorporated in Delaware in March 1993. We have two wholly-owned subsidiaries, EpiCept GmbH, based in Munich, Germany, which is engaged in commercial activities on our behalf, and Maxim Pharmaceuticals, Inc., which is currently inactive. Our principal executive offices are located at 777 Old Saw Mill River Road, Tarrytown, NY, and our telephone number is (914) 606-3500. Our website address is www.epicept.com. Our website, and the information contained in our website, is not a part of this annual report.
Employees
As of March 30, 2011, our workforce consists of 14 full-time employees, three of whom hold a Ph.D. or M.D., and one of whom holds another advanced degree. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that our relations with our employees are good.
Research and Development
Since our inception, we have made substantial investments in research and development. In the years ended December 31, 2010, 2009 and 2008, we incurred research and development expenses of $8.1 million, $11.6 million and $12.6 million, respectively.
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
As of December 31, 2010 we had approximately $2.4 million in cash and cash equivalents. In March 2011, we received $4.3 million cash, net of $0.3 million in transaction costs, from the issuance of approximately 7.1 million shares of our common stock and warrants to purchase 5.3 million shares of our common stock. In February 2011, we received $6.6 million cash, net of $0.5 million in transaction costs, from the issuance of approximately 8.9 million shares of our common stock and warrants to purchase 3.6 million shares of our common stock. Our anticipated average monthly cash operating expenses in 2011 is approximately $1.1 million per month. In addition, we are required to make an interest and principal payment to our lender tbg on June 30, 2011 in the amount of approximately $0.5 million. We believe that our cash is sufficient to fund operations into 2012. We may receive cash from certain of our licensing partners during 2011 for achievement of clinical milestones, and we may raise additional funds through the issuance of debt and/or equity to meet our cash needs. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2011.
In November 2010 we provided an update with respect to our financing plans. The key element of the plan is a non-equity financing transaction that, if fully completed, will support our operations for an additional year. We anticipate that the transaction, which is subject to completion of due diligence and execution of mutually-satisfactory documentation, will close in 2011, but should the transaction not close or the proceeds be less than anticipated we may determine to seek additional or alternative sources or types of financing, including equity financing.
We plan to out license our NP-1 compound to a third party who will agree to complete clinical development and commercialize the product upon receipt of necessary regulatory approvals. Discussions with prospective partners are continuing, however at this time we are unable to determine whether or when such an agreement might be concluded or the amount of any fees that may be paid to us in 2011 in connection with the agreement.
If additional funds are raised by issuing equity, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be forced to delay, scale back, or eliminate some or all of our commercialization and clinical efforts for Ceplene® and our research and development programs or to cease operations entirely.
We have a history of losses and have never generated significant revenue from product sales and we expect to incur substantial losses in the future.
We have incurred significant losses since our inception, and we expect that we will experience net losses and negative cash flow for the foreseeable future. Since our inception in 1993, we have incurred significant net losses in each year. Our losses have resulted principally from expenses incurred in connection with our development activities and from general and administrative expenses associated with our operations. Our net loss for the years ended December 31, 2010, 2009 and 2008 was $15.5 million, $38.8 million and $25.4 million, respectively. As of December 31, 2010 and 2009, our accumulated deficit was $250.6 million and $235.0 million, respectively. We may never generate sufficient net revenue to achieve or sustain profitability.
We expect to continue to incur significant expenses over the next several years as we:
•	apply for marketing approval of Ceplene® in the U.S., Canada, and other countries

•	continue to conduct clinical trials for Ceplene® and our product candidates;

•	seek regulatory approvals for Ceplene® and our product candidates;

•	develop, formulate and commercialize our product candidates;

•	implement additional internal controls and reporting systems and further develop our corporate infrastructure;

•	acquire or in-license additional products or technologies or expand the use of our technologies; and
•	maintain, defend and expand the scope of our intellectual property.
•	hire additional personnel.
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
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and as a result our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2010, which is included herein, with respect to this uncertainty. We will need to generate significant revenue from the sale of Ceplene® or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.
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
Clinical and Regulatory Risks
Other than the marketing authorization for Ceplene® in the European Union and Israel, we currently have no products approved for sale and we cannot guarantee you that we will ever obtain regulatory approval for such other product candidates, which could delay or prevent us from being able to generate revenue from product sales.
All of our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining approvals from the FDA, European Medicines Agency for the Evaluation of Medicinal Products, or EMA, and other governmental and similar international regulatory agencies is costly, time consuming, uncertain and subject to unanticipated delays. The FDA, EMA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. Despite the fact we received the marketing authorization for Ceplene® in the European Union and Israel, we may not receive regulatory approval outside of the European Union and Israel, including in the United States or Canada. The FDA, EMA and similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMA or similar international regulators may also require additional testing for safety and efficacy. Any failure or delay in obtaining these approvals could prohibit or delay us from marketing product candidates. If our other product candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these product candidates and we may not generate significant revenues from the commercial sale of any of our products.
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

In October 2010, we reached an agreement on all outstanding issues with the FDA on a regulatory path forward for Ceplene®. The FDA indicated that a new trial should be conducted. As a next step, we will submit a detailed Phase III protocol. The FDA, via the Special Protocol Assessment (SPA) procedure, will provide guidance on specific sections of the protocol. However, it will take a considerable amount of time and money to conduct a new trial, and we may not be able to obtain the necessary financing to see a new trial through to completion. Even if we are able to complete a new trial, the trial may not be successful, and even if the new trial is successful and we submit a new NDA for Ceplene®, the FDA may nevertheless again issue a refusal to file, which means the FDA will not review our NDA, or even if it files our NDA it may recommend that our NDA not be approved.
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
The FDA may also require additional testing for safety and efficacy. Any failure or delay in obtaining a filing decision or an approval could prohibit or delay us from marketing product candidates. If our product candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these product candidates, and we may not generate significant revenues from the commercial sale of any of our products in the U.S.
We may not be able to maintain data protection in Canada for Ceplene®, which could limit our ability to generate revenue from sales of Ceplene® in Canada.
In November 2009, Health Canada accepted for review a New Drug Submission, or NDS, for Ceplene® for the treatment of AML in Canada. We received a denial for data protection for Ceplene® in Canada in the fourth quarter of 2009. We are currently appealing this denial for data protection. In November 2010, we withdrew our application for approval of Ceplene® in Canada. We retain the right to re-file the application at any time over the next five years without prejudice. If we are unable to maintain data protection in Canada for Ceplene®, we may never generate revenue from sales of Ceplene® in Canada.
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
The nature of clinical trials and our business strategy requires us to rely on clinical research centers and other third parties to assist us with clinical testing and certain research and development activities, such as our agreement with Myrexis, Inc. related to the MX90745 series of apoptosis-inducer anti-cancer compounds. As a result, our success is dependent upon the success of these third parties in performing their responsibilities. We cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by such third parties. If such contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our product candidates could be delayed. In addition, we rely on Myrexis for research and development related to the MX90745 series of apoptosis-inducer anti-cancer compounds. We may enter into similar agreements from time to time with additional third parties for our other product candidates whereby these third parties undertake significant responsibility for research, clinical trials or other aspects of obtaining FDA approval. As a result, we may face delays if Myrexis or these additional third parties do not conduct clinical studies and trials, or prepare or file regulatory related documents, in a timely or competent fashion. The conduct of the clinical studies by, and the regulatory strategies of, Myrexis or these additional third parties, over which we have limited or no control, may delay or prevent regulatory approval of our product candidates, which would delay or limit our ability to generate revenue from product sales.
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
Our strategy for developing, manufacturing and commercializing potential product candidates in multiple therapeutic areas currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies that have product development resources and expertise, established distribution systems and direct sales forces to advance our development programs and reduce our expenditures on each development program and market any products that we may develop. We have formed a strategic alliance with Myrexis with respect to the MX90745 series of apoptosis-inducer anti-cancer compounds and with DURECT for our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. We may not be able to negotiate additional strategic alliances on acceptable terms, or at all.
We have entered into collaborative arrangements with respect to marketing or selling Ceplene® in Europe, certain Pacific rim countries and Israel. We may rely on collaborative partners to market and sell Ceplene® in other international markets. We cannot assure you that we will be able to enter into any more such arrangements on terms favorable to us, or at all.
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
Because we expect to rely on sales and royalties generated by our current lead product, Ceplene®, for a substantial portion of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional funding to continue our other development programs.
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
In October 2010, we received a letter from the Nasdaq Listing Qualifications Department stating that we are not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. We have been provided a period of 180 calendar days, or until April 4, 2011, to regain compliance with the minimum bid price rule. If at any time before April 4, 2011, the bid price of our common stock closes at $1.00 per share or higher for a period determined by Nasdaq (which shall be a minimum of 10 consecutive business days), Nasdaq will provide us with written notification that we are in compliance with the rule.
In the event that we do not regain compliance with the minimum bid price rule by April 4, 2011, Nasdaq will determine whether we meet the initial listing criteria, with the exception of bid price, for The Nasdaq Capital Market and, if we do, we will be granted an additional compliance period of 180 calendar days.
In the event that we are not eligible for the minimum bid price additional compliance period, we will have the right to appeal a determination to delist our common stock. Our common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process.
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
Since January 30, 2007, our common stock trades on The Nasdaq Capital Market and on the Nasdaq OMX Stockholm Exchange. From January 5, 2006 through January 29, 2007, our common stock traded on The Nasdaq National Market. Prior to January 4, 2006, our common stock did not trade on an exchange. Sales of substantial amounts of our common stock in the public market through equity financing or otherwise could adversely affect the prevailing market prices of the common stock and our ability to raise equity capital in the future. In particular, as of March 30, 2011 we have outstanding warrants to purchase approximately 33.4 million shares of our common stock, and the market price of our common stock could decline as a result of exercises or sales by our existing warrant holders in the market or the perception that these exercises or sales could occur. These exercises or sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
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
As of March 30, 2011, we have outstanding and exercisable warrants to purchase approximately 17.0 million shares of our common stock with exercise prices ranging from $0.75 — $2.08. We also have a significant number of warrants outstanding with exercise prices ranging from $2.58 — $5.64 that are currently exercisable. The market price of our common stock could decline as a result of exercises or sales by our existing warrant holders and stockholders in the market or the perception that these exercises or sales could occur. These sales might also make it more difficult for us to sell equity securities or convertible debt securities at a time and price that we deem appropriate.

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
We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2010 fiscal year that remain unresolved.

ITEM 2.	PROPERTIES
We lease approximately 10,000 square feet located at 777 Old Saw Mill River Road, Tarrytown, NY; the lease expires in February 2012. We also lease approximately 3,000 square feet in Munich, Germany; the lease expires in July 2014. We currently lease approximately 23,500 rentable square feet of laboratory and office space in San Diego, California that we are attempting to sublease. We believe that our existing facilities will be adequate to accommodate our business needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	Price Range
	High	Low
For Year Ended December 31, 2010
First Quarter	$2.73	$1.74
Second Quarter	2.12	0.95
Third Quarter	1.15	0.52
Fourth Quarter	1.09	0.33

	Price Range
	High	Low
For Year Ended December 31, 2009
First Quarter	$2.82	$1.26
Second Quarter	3.75	1.29
Third Quarter	3.06	1.68
Fourth Quarter	2.73	1.68
The high and low sales prices for the Common Stock during the first quarter of 2011 (through March 28, 2011) were $0.93 and $0.57 respectively. The closing price on March 28, 2011 was $0.69.

Performance Graph
The following graph and table compare the cumulative total return of our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, as described below, for the period beginning January 4, 2006 (the date we became a public company) and ending December 31, 2010, assuming an initial investment of $100 and the reinvestment of any dividends. We obtained the information reflected in the graph and table from independent sources we believe to be reliable, but we have not independently verified the information.
COMPARISON OF CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON JAN. 06, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

	Period Ending
Company/Market/Peer Group	1/5/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
EpiCept Corporation	$100.00	$16.82	$14.94	$7.53	$6.82	$3.41
NASDAQ Composite	$100.00	$109.92	$121.51	$72.88	$105.90	$124.98
NASDAQ Biotechnology	$100.00	$98.48	$103.05	$90.37	$104.80	$120.78
Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2010	2009		2008	2007	2006(1)
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$994	$414		$265	$327	$2,095

Costs and expenses:
Costs of goods sold	997	—		—	—	—
General and administrative	7,244	7,548		9,599	11,759	14,242
Research and development	8,127	11,603		12,623	15,312	15,675
Acquired in-process research and development	—	—		—	—	33,362

Total costs and expenses	16,368	19,151		22,222	27,071	63,279

Loss from operations	(15,374)	(18,737)		(21,957)	(26,744)	(61,184)
Other expense, net	(159)	(20,073	)(5)	(3,422)	(1,945)	(4,269)

Loss before (expense)/benefit for income taxes	(15,533)	(38,810)		(25,379)	(28,689)	(65,453)
Income tax (expense)/benefit	(4)	(4)		(3)	(4)	—

Net loss	(15,537)	(38,814)		(25,382)	(28,693)	(65,453)
Deemed dividend and redeemable convertible preferred stock dividends	—	—		—	—	(8,963)

Loss attributable to common stockholders	$(15,537)	$(38,814)		$(25,382)	$(28,693)	$(74,416)

Basic and diluted loss per common share(2)	$(0.32)	$(0.97)		$(1.23)	$(2.37)	$(9.21)

Weighted average shares outstanding(2)	47,853,560	40,139,299		20,685,710	12,129,258	8,077,625

	As of December 31,
	2010	2009	2008	2007		2006(1)
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,435	$5,142	$790	$4,943		$14,097
Working capital (deficit)	(1,887)	1,407	(8,535)	(8,208	)(3)	(4,481	)(3)
Total assets	4,689	7,514	2,271	7,398		18,426
Long-term debt	448	967	277	375		447
Accumulated deficit	(250,582)	(235,045)	(196,231)	(170,849)		(142,156	)(4)
Total stockholders’ deficit	(14,135)	(9,079)	(17,730)	(14,177)		(9,373)

(1)	On January 4, 2006, we completed our merger with Maxim Pharmaceuticals, Inc.

(2)	On January 4, 2006, there was a one-for-four reverse stock split and on January 14, 2010 there was a one-for-three reverse stock split. All prior periods have been retroactively adjusted to reflect the reverse stock splits.

(3)	Our debt owed to Hercules of $7.3 million and $10.0 million at December 31, 2007 and 2006, respectively, which matured on April 1, 2009 contained a subjective acceleration clause and accordingly was classified as a current liability in accordance with Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, 470-10, “Debt — Overall”, or ASC 470-10.

(4)	Includes the in-process research and development of $33.4 million acquired upon the completion of our merger with Maxim Pharmaceuticals, Inc. on January 4, 2006 and the beneficial conversion features of $8.6 million related to the conversion of certain of our notes outstanding and preferred stock into our common stock and from certain anti-dilution adjustments to our preferred stock as a result of the exercise of the bridge warrants.

(5)	Amortization of debt issuance costs and discount and interest expense were both accelerated in 2009 as a result of the conversion of $24.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 9.1 million shares of our common stock in 2009. Interest expense for the year ended December 31, 2009 included $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense paid from escrowed cash that represented the make-whole interest payment that would have been due at maturity of such notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In October 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union, or EU. In January 2010 we completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® commenced in the United Kingdom in April 2010 and launches continue in other European countries. In December 2010, Ceplene® was approved for marketing in Israel. Megapharm Ltd. is our partner in Israel and upon Ministry of Health approval of labeling and other technical matters we expect to launch Ceplene® in the first half of 2011.
In November 2009, Health Canada screened and accepted for review a New Drug Submission (“NDS”) for Ceplene® for remission maintenance treatment of AML in Canada. During the third quarter of 2010, our appeal of a decision by Health Canada not to provide data protection for Ceplene® was denied by a federal court in Canada. Lack of data protection in Canada for an innovative drug such as Ceplene® eliminates any right to sales exclusivity by us and enables competition to seek approval to sell generic equivalents immediately. In November 2010, we appealed the court’s decision and withdrew our New Drug Submission until the appeals process is completed. We retain the right to re-file the application at any time over the next five years without prejudice.
In June 2010, we filed a New Drug Application, or NDA, with the United States Food and Drug Administration, or FDA for Ceplene® in the same indication. In August 2010, we received a refusal to file letter from the FDA. In the FDA’s preliminary review of the Ceplene® NDA, the FDA concluded that the application did not establish Ceplene’s therapeutic contribution in its combination with IL-2, and recommended that an additional pivotal trial assessing Ceplene’s contribution and using overall survival as a primary endpoint be conducted. In October 2010, we reached an agreement with the FDA for a two-arm, randomized, open-label trial that will compare the efficacy of Ceplene® plus low-dose IL-2 to standard of care in this indication. Based on FDA guidance, the primary endpoint of the trial will be overall patient survival. Our previous Phase III trial demonstrated a statistically significant prolongation of the primary endpoint of leukemia-free survival and extended overall survival by more than one year in patients in their first complete remission. As a next step, we will submit a detailed Phase III protocol. The FDA, via the Special Protocol Assessment (SPA) procedure, will provide guidance on specific sections of the protocol including the adaptive design with prospectively defined rules for sample size selection for both futility and expected success. We also recently filed an application with the FDA to grant Ceplene® fast track status. In addition to other benefits, if granted, this should permit an expedited review of the Ceplene® New Drug Application (NDA) once it is filed.
Our other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. In December 2010, the National Cancer Institute (NCI) initiated a Phase II trial with crolibulinTM. The trial will assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (ATC). AzixaTM, an apoptosis inducer with VDA activity licensed by us to Myrexis, Inc., or Myrexis, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma, and cancer that has metastasized to the brain. In December 2010, Myrexis began a Phase IIb clinical study of AzixaTM to treat glioblastoma multiforme, an aggressive brain tumor, in order to evaluate AzixaTM combination therapy as a first-line GBM treatment. The study will enroll as many as 120 patients in the U.S. and India. AzixaTM has received orphan drug status in the United States for the treatment of glioblastoma.

Our late-stage pain product candidate, EpiCeptTM NP-1 cream, which we refer to as NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2011, we presented data from our Phase IIb trial for EpiCept™ NP-1 in chemotherapy-induced peripheral neuropathy (CPN) which is being conducted by National Cancer Institute (NCI). CPN may affect 50% of women undergoing treatment for breast cancer. A common therapeutic agent for the treatment of advanced breast cancer is paclitaxel, and as many as 80% of the patients with advanced breast cancer experience some signs and symptoms of CPN, such as burning, tingling pain associated sometimes with mild muscular weakness, after high dose paclitaxel administration. The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program (CCOP). More than 460 cancer survivors suffering from painful CPN were enrolled in the six-week study. The results of the trial in the intent to treat (ITT) population demonstrated that the change in average daily neuropathy intensity scores in the NP-1 group achieved a statistically significant reduction in CPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Additionally, a pre-specified subgroup of the ITT population, those patients who previously received taxane chemotherapy, also showed a statistically significant reduction in average daily neuropathy intensity scores (p=0.034). This subgroup constituted more than 50% of the ITT population. Secondary efficacy endpoints confirmed the superiority of NP-1 vs. placebo. Furthermore, the safety profile of NP-1 was comparable to placebo.
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
We are subject to a number of risks associated with companies in the specialty pharmaceutical industry. Principal among these are risks associated with our ability to obtain regulatory approval for our product candidates, our ability to adequately fund our operations, dependence on collaborative arrangements, the development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with the FDA and other governmental regulations. We have yet to generate significant product revenues from any of our product candidates. We have financed our operations primarily through the proceeds from the sale of common stock, warrants, debt instruments, cash proceeds from collaborative relationships and investment income earned on cash balances and short-term investments.
We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $250.6 million as of December 31, 2010. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:
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
Cash at December 31, 2010, plus $4.6 million of cash received in March 2011 from the issuance of approximately 7.1 million shares of our common stock and warrants to purchase 5.3 million shares of our common stock and $7.1 million of cash received in February 2011 from the issuance of approximately 8.9 million shares of our common stock and warrants to purchase 3.6 million shares of our common stock will be sufficient to fund our operations and meet our debt service requirements into 2012. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene® during 2011.

We have two wholly-owned subsidiaries, Maxim Pharmaceuticals, Inc., which is currently inactive, and EpiCept GmbH, based in Munich, Germany, which is engaged in commercial activities on our behalf.
Reverse Split of Common Stock
On January 14, 2010, we effected a previously authorized 1-for-3 reverse stock split of our common stock. The reverse stock split took effect at the start of trading on January 15, 2010 on a 1-for-3 split-adjusted basis. All prior periods have been retroactively adjusted to reflect the reverse stock split.
The Nasdaq Capital Market Listing
On February 2, 2010, Nasdaq Listing Qualifications Department notified us that we have regained compliance with the minimum bid price requirement in Listing Rule 5550(a)(2) and met the requirements of the Nasdaq Listing Qualification Panel (the “Panel”) decision dated November 2, 2009. Accordingly, the Panel has determined to continue the listing of our common stock on The Nasdaq Stock Market. The Panel had previously determined to continue our listing subject to the condition that, on or before February 1, 2010, we evidence a closing bid price of $1.00 per share or more for at least the ten prior consecutive trading days. On January 29, 2010, our closing bid price was $2.37 per share, the tenth consecutive day it had exceeded the $1.00 per share threshold. Accordingly, we satisfied the Panel’s condition and the delisting proceeding was closed.
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
The second letter from Nasdaq stated that we were not in compliance with the continued listing requirements of The Nasdaq Capital Market because the market value of our listed securities fell below $35 million for 30 consecutive business days (pursuant to Listing Rule 5550(b)(2)). Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), we were provided a period of 180 calendar days, or until April 4, 2011, to regain compliance with the market value standard. If at any time before April 4, 2011, the market value of our listed securities closed at $35 million or more for a period determined by Nasdaq (which shall be a minimum of 10 consecutive business days), Nasdaq was to provide written notification to us that we comply with the Rule. On December 29, 2010, the Company received notification from the Nasdaq Listing Qualifications Department that it had regained compliance with the market value standard pursuant to Listing Rule 5550(b)(2) and this matter is now closed.
We remain out of compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock remains below the minimum $1.00 per share requirement (pursuant to Listing Rule 5550(a)(2)). In the event that we do not regain compliance with the minimum bid price rule by April 4, 2011, Nasdaq will determine whether we meet the initial listing criteria, with the exception of bid price, for The Nasdaq Capital Market and, if we do, we will be granted an additional compliance period of 180 calendar days. In the event that the Company is not eligible for the minimum bid price additional compliance period the Company will have the right to appeal a determination to delist the Company’s securities. The Company’s securities would remain listed on The Nasdaq Capital Market until the completion of the appeal process.
Recent Events
In March 2011, we sold approximately 7.1 million shares of our common stock and warrants to purchase 5.3 million shares of our common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs.
In February 2011, we sold approximately 8.9 million shares of our common stock and warrants to purchase 3.6 million shares of our common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs.

In February 2011, we presented data from our Phase IIb trial for EpiCept™ NP-1 in chemotherapy-induced peripheral neuropathy, or CPN, which is being conducted by National Cancer Institute, or NCI. CPN may affect 50% of women undergoing treatment for breast cancer. A common therapeutic agent for the treatment of advanced breast cancer is paclitaxel, and as many as 80% of the patients with advanced breast cancer experience some signs and symptoms of CPN, such as burning, tingling pain associated sometimes with mild muscular weakness, after high dose paclitaxel administration. The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program, or CCOP. More than 460 cancer survivors suffering from painful CPN were enrolled in the six-week study. The results of the trial in the intent to treat, or ITT, population demonstrated that the change in average daily neuropathy intensity scores in the NP-1 group achieved a statistically significant reduction in CPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Additionally, a pre-specified subgroup of the ITT population, those patients who previously received taxane chemotherapy, also showed a statistically significant reduction in average daily neuropathy intensity scores (p=0.034). This subgroup constituted more than 50% of the ITT population. Secondary efficacy endpoints confirmed the superiority of NP-1 vs. placebo. Furthermore, the safety profile of NP-1 was comparable to placebo.
License Agreements
In January 2010, we entered into an exclusive commercialization agreement for Ceplene® with Meda AB, a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, we granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia. We received a $3 million fee on signing and received an additional $2 million upon the first commercial launch of Ceplene in a major European market, which have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda. Additional potential payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales. We will also receive an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties and we will be responsible for Ceplene’s commercial supply. The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months prior written notice. The agreement can also be terminated by mutual agreement or for cause.
In connection with our merger with Maxim Pharmaceuticals on January 4, 2006, we acquired a license agreement with Myrexis under which we licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis. Myrexis has initiated clinical trials for AzixaTM, a MX90745 series compound, for the treatment of brain cancer. Under the terms of the agreement, Maxim granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to us totaling up to $27 million, of which $3.0 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales. In March 2008, we received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. As of December 31, 2010, we recorded inception to date revenue of $0.2 million related to this license agreement.
In December 2006, we entered into a license agreement with DURECT, pursuant to which we granted DURECT the exclusive worldwide rights to certain of our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, we received a $1.0 million payment. In September 2008, we amended our license agreement with DURECT. Under the terms of the amended agreement, we granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT. As of December 31, 2010, we recorded inception to date revenue of $0.8 million related to this license agreement.
In December 2003, we entered into a license agreement with Endo under which we granted Endo (and its affiliates) the exclusive (including as to us and our affiliates) worldwide right to commercialize LidoPAIN BP. We also granted Endo worldwide rights to certain of our other patents used by Endo in the development of certain Endo products, including Lidoderm®, Endo’s topical lidocaine-containing patch, for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, we received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. We may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both our LidoPAIN BP product candidate and licensed Endo product candidates, including Lidoderm®, so long as, in the case of Endo’s product candidate, our patents provide protection thereof. We are also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. We are also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as our patents provide protection thereof. The future amount of milestone payments we are eligible to receive under the Endo agreement is $82.5 million. As of December 31, 2010 we recorded inception to date revenue related to this license agreement in the amount of $1.7 million of which $14,000 was recorded as revenue during 2010.

Under the terms of the license agreement, we are responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. Endo remains responsible for continuing and completing the development of Lidoderm® for the treatment of chronic lower back pain, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials. No progress in the development of LidoPAIN BP or Lidoderm with respect to back pain has been reported. Accordingly, we do not expect to receive any further cash compensation pursuant to this license agreement.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period and stock-based compensation. Actual results could differ from those estimates.
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

Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. We periodically review our estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. During each of the years 2010, 2009 and 2008 we increased the estimated development period by an additional twelve months to reflect additional time required to obtain clinical data from our partner.
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
We have chosen early adoption of the milestone method of revenue recognition as defined in ASC 605-28, “Revenue Recognition — Milestone Method” on a prospective basis as of January 1, 2010. Under this method of revenue recognition, we will recognize into revenue research-related milestone payments for which there is substantial uncertainty at the date the arrangement is entered into that the event will be achieved, when that event can only be achieved based in whole or in part on our performance or a specific outcome resulting from our performance and, if achieved, would result in additional payments being due to us. This accounting will be applicable to research milestones under the license agreement entered into with Meda AB in 2010.
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
During the years 2010 and 2009, we issued approximately 0.8 million and 0.7 million stock options, respectively, with varying vesting provisions to certain of our employees and directors. Based on the Black-Scholes valuation method (volatility — 108.0% -109.0%, risk free rate — 2.17% - 2.39%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2010, we estimated $1.3 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 3.25 years. During years 2010 and 2009, we recognized total share-based compensation of approximately $0.9 million and $1.4 million, related to the options granted during 2010, 2009, 2008, 2007, 2006 and the unvested outstanding Maxim options as of January 4, 2006 that were converted into EpiCept options based on the vesting of those options during 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
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
Foreign Exchange Gains and Losses
We have a 100%-owned subsidiary in Germany, EpiCept GmbH, that performs certain commercialization activities on our behalf. EpiCept GmbH has generally been unprofitable since its inception. Its functional currency is the euro. The process by which EpiCept GmbH’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period and balance sheet asset and liability accounts are translated at end of period exchange rates. Translation of the balance sheet in this manner affects the stockholders’ deficit account, referred to as the cumulative translation adjustment account. This account exists only in EpiCept GmbH’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.
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
Recent Accounting Pronouncements
In March 2010, the FASB issued ASU 2010-17 “Revenue Recognition — Milestone Method” (ASC Topic 605). The guidance in this consensus allows the use of the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We have chosen early adoption of this pronouncement effective January 1, 2010 on a prospective basis. The early adoption did not have a material effect on our financial statements.
On October 7, 2009, the FASB issued ASU 2009-13, “Multiple Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force” which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. We adopted the provisions of ASU 2009-13 beginning on January 1, 2011. Based on our current revenue arrangements, the adoption of ASU 2009-13 is not expected to have a material impact on our financial statements.

Results of Operations
Years Ended December 31, 2010 and 2009
Revenues. During the years 2010 and 2009, we recognized revenue of approximately $0.8 million and $0.4 million, respectively, from prior upfront licensing fees and milestone payments received from our strategic alliances and royalties with respect to certain technology; and $0.2 million and $0, respectively, in product revenues from the sales of Ceplene® to Meda. We recognized revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last to expire patent with Myrexis, DURECT and GNI. During the years 2010 and 2009, we recognized revenue of $33,000 and $40,000 from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of December 31, 2010 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Meda, Myrexis, Endo, DURECT and GNI, Ltd.
Cost of goods sold. Cost of goods sold was $1.0 million and $0 for the years 2010 and 2009, respectively. Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®. During 2010, we expensed $0.9 million of Ceplene® inventory as we believe such inventory will not be sold prior to reaching its product expiration date.
Selling, general and administrative expense. General and administrative expense decreased by 4%, or $0.3 million, to $7.2 million for 2010 from $7.5 million in 2009. The overall decrease in administrative expense can be attributed to continued cost reduction efforts in 2010. For 2010, stock-based compensation charges amounted to $0.7 million, or a decrease of $0.2 million from 2009. In addition, our accounting, investor relations and public reporting expense decreased $0.3 million for 2010 as compared to the same period in 2009, partially offset by higher legal and other administrative expenses of $0.3 million related to exploring alternative financing opportunities. Selling expenses have been significantly reduced, and we expect general and administrative expenses to remain at approximately current levels over the next few quarters.
Research and development expense. Research and development expense decreased by 30%, or $3.5 million, to $8.1 million for 2010 from $11.6 million for 2009. The decrease was primarily attributable to $2.0 million in lower salary and salary related expenses and facility costs related to closing our research facility in San Diego in 2009, lower clinical trial expenses for Ceplene® of $0.9 million, lower license fees of $0.5 million and lower stock-based compensation charges of $0.2 million, partially offset by higher regulatory fees of $0.3 million. During 2010, our research and development efforts were focused on our open label trial of Ceplene® that will meet our post-approval requirements with the EMA and on preparation of the NDA for Ceplene® that was submitted in June 2010. During 2009, our clinical efforts were focused on the completion of our clinical trials of NP-1 and our Phase I clinical trial of crolibulinTM and the commencement of our open label trial of Ceplene® that will meet our post-approval requirements with the EMA.
For the years ended December 31, 2010 and 2009, we incurred the following research and development expense:

	2010	2009
	(in thousands)
Direct Expenses:
Ceplene®	$4,081	$3,896
NP-1	523	971
CrolibulinTM	131	705
Other projects	16	46

	4,751	5,618

Indirect Expenses:
Staffing	1,492	2,591
Other indirect	1,884	3,394

	3,376	5,985

Total Research & Development	$8,127	$11,603

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

Other income (expense), net. Our other income (expense), net consisted of the following for the years ended December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Other income (expense), net consist of:
Interest expense	$(361)	$(20,021)
Change in value of warrants and derivatives	—	(305)
Interest income	7	32
Other Income	733	—
Foreign exchange gain (loss)	(538)	221

Other expense, net	$(159)	$(20,073)

During 2010, we recorded other expense, net of $0.2 million as compared to other expense, net of $20.1 million during 2009. The $19.9 million decrease in other expense, net was primarily related to $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense, which was paid from restricted cash, as a result of the conversion of $24.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 9.1 million shares of our common stock in 2009. Amortization of debt issuance costs was accelerated in December 2010 as a result of the termination of the Equity Distribution Agreement with Maxim Group LLC, which established an at-the-market program through which we had the right to sell, from time to time and at our sole discretion, shares of our common stock having an aggregate offering price of up to $15 million. Other income (expense) was negatively impacted by a $0.8 million change in foreign exchange gains though it was substantially offset by $0.7 million of other income from the Qualifying Therapeutic Discovery Project Program, or QTDP.
In October 2010, we were notified by the Internal Revenue Service that our application for the QTDP was certified and a grant in the amount of $0.7 million was approved. This grant was provided under a new section of the Internal Revenue Code that was enacted as part of the Patient Protection and Affordable Care Act of 2010. The program, which provides for grants and tax credits, is intended to benefit discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need, or detect or treat chronic or acute diseases and conditions; reduce long-term growth of health care costs in the United States; or significantly advance the goal of curing cancer within 30 years. We received the grant in November 2010.
Income Taxes. Income tax expense for each of the years ended December 31, 2010 and 2009 was $4,000. As of December 31, 2010 and 2009, we had federal net operating loss carryforwards, or NOLs, of $120.9 and $90.8 million, state NOLs of $115.6 and $95.5 million, and foreign NOLs of $15.6 and $15.0 million respectively, available to reduce future taxable income. Our federal and state NOLs will begin to expire after 2012 through 2030. In accordance with ASC 740, “Income Taxes,” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with these deferred tax assets at December 31, 2010 and 2009.
Years Ended December 31, 2009 and 2008
Revenues. During the years 2009 and 2008, we recognized revenue of approximately $0.4 million and $0.3 million, respectively, from prior upfront licensing fees and milestone payments received from Myrexis, Endo, DURECT and GNI, Ltd. and royalties with respect to certain technology; and sales of Ceplene® via the named-patient program. We recognized revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP and on a straight line method over the life of the last to expire patent with Myrexis and DURECT. During the years 2009 and 2008, we recognized revenue of $40,000 and $43,000 from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of December 31, 2009 of $0.4 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Myrexis, Endo, DURECT and GNI, Ltd.
Selling, general and administrative expense. Selling, general and administrative expense decreased by 21%, or $2.1 million, to $7.5 million for 2009 from $9.6 million in 2008. The overall decrease in administrative expense can be attributed to a cost reduction effort implemented in 2008 and continued into 2009. For 2009, stock-based compensation charges amounted to $0.9 million, or a decrease of $0.9 million from 2008. In addition, our legal, accounting and public reporting expense decreased $0.5 million and our facility, insurance and other administrative expenses decreased $0.7 million for 2009 as compared to the same period in 2008.
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

During 2009, our clinical efforts were focused on the completion of our clinical trials of NP-1 and our Phase I clinical trial of crinobulin and the commencement of our open label trial of Ceplene® that will meet our post-approval requirements with the EMA. During 2008, our clinical efforts were focused on the clinical trials of NP-1 and the ongoing Phase I clinical trial of crinobulin, preparation for the Oral Explanation meeting with the CHMP, the scientific committee of the EMA, regarding the remaining outstanding issues on the MAA for Ceplene® and preparation for the reexamination of the negative determination issued by the CHMP regarding our marketing application for Ceplene®.
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
Other income (expense), net. Our other income (expense), net consisted of the following for the years ended December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Other income (expense), net consist of:
Interest expense	$(20,021)	$(1,266)
Change in value of warrants and derivatives	(305)	113
Interest income	32	33
Loss on extinguishment of debt	—	(1,975)
Foreign exchange gain (loss)	221	(327)

Other expense, net	$(20,073)	$(3,422)

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

Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any significant revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $250.6 million as of December 31, 2010, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.
The following table describes our liquidity and financial position on December 31, 2010 and 2009.

	December 31,	December 31,
	2010	2009
	(in thousands)
Working capital (deficit)	$(1,887)	$1,407
Cash and cash equivalents	2,435	5,142
Notes and loans payable, current portion	524	985
Notes and loans payable, long term portion	448	967
Working Capital (Deficit)
As of December 31, 2010, we had a working capital deficit of $1.9 million, consisting of current assets of $2.9 million and current liabilities of $4.8 million. This represents an unfavorable change in working capital of approximately $3.3 million from our working capital of $1.4 million consisting of current assets of $6.9 million and current liabilities of $5.5 million as of December 31, 2009. We funded our working capital deficit and the cash portion of our 2009 operating loss with $18.3 million in gross proceeds from our November 2010, June 2010 and June 2009 financings, $0.1 million in proceeds from the sale of our stock utilizing our at-the-market program and the receipt of $5.0 million from Meda in connection with the Ceplene® European marketing and distribution agreement.
Cash and Cash Equivalents
At December 31, 2010, our cash and cash equivalents totaled $2.4 million. At December 31, 2009, cash and cash equivalents totaled $5.1 million. Our cash and cash equivalents consist primarily of an interest bearing money market account. In January 2010, we received $3.0 million from Meda in connection with the signing of the Ceplene® European marketing and distribution agreement and in May 2010 we received $2.0 million from Meda in connection with the launch of Ceplene® in Europe. In June 2010, we sold approximately 6.1 million shares of common stock and warrants to purchase 11.0 million shares of common stock for gross proceeds of $6.7 million, $6.2 million net of $0.5 million in transactions costs. In November 2010, we sold approximately 3.3 million shares of common stock and warrants to purchase 1.5 million shares of common stock for gross proceeds of $2.0 million, $1.9 million net of $0.1 million in transactions costs. During 2010, we sold approximately 31,000 shares of common stock through our at-the-market program for gross proceeds of $0.1 million and we received proceeds of $0.8 million from the exercise of approximately 1.4 million warrants.
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

Current and Future Liquidity Position
During 2010, we raised gross proceeds of $8.7 million, $8.1 million net of $0.6 million in transaction costs. In addition, we received $0.8 million upon exercise of certain warrants and a $0.7 million grant from the Internal Revenue Service under the Qualifying Therapeutic Discovery Project Program. As of December 31, 2010 we had approximately $2.4 million in cash and cash equivalents. In March 2011, we sold approximately 7.1 million shares of our common stock and warrants to purchase 5.3 million shares of our common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs. In February 2011, we sold approximately 8.9 million shares of our common stock and warrants to purchase 3.6 million shares of our common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs. Our anticipated average monthly cash operating expenses in 2011 is approximately $1.1 million per month. In addition, we are required to make a final interest and principal payment to our lender tbg on June 30, 2011 in the amount of approximately $0.5 million. We believe that our cash is sufficient to fund operations into 2012. We may receive cash from certain of our licensing partners during 2011 for achievement of clinical milestones, and we anticipate raising additional funds through the issuance of debt and/or equity to meet our cash needs. To conserve cash, we may delay or cancel some of our planned development activities that are not related to Ceplene during 2011.
In November 2010 we provided an update with respect to our financing plans. The key element of the plan is a non-equity financing transaction that, if fully completed, will support our operations for an additional year. We anticipate that the transaction, which is subject to completion of due diligence and execution of mutually-satisfactory documentation, will close in 2011, but should the transaction not close or the proceeds be less than anticipated we may determine to seek additional or alternative sources or types of financing, including equity financing.
We plan to out license our NP-1 compound to a third party who will agree to complete clinical development and commercialize the product upon receipt of necessary regulatory approvals. Discussions with prospective partners are continuing, however at this time we are unable to determine whether or when such an agreement might be concluded or the amount of any fees that may be paid to us in 2011 in connection with the agreement.
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

Operating Activities
Net cash used in operating activities was $10.4 million in 2010, as compared to $29.5 million in 2009 and $15.6 million in 2008. In 2010, cash was primarily used to fund our net loss for the year for research and development, selling, general, administrative and other expenses. The 2010 net loss was partially offset by non-cash charges of $0.9 million in stock-based compensation, $0.2 million in amortization of deferred financing costs and discount on loans and $0.2 million of depreciation and amortization expense. The 2010 net loss was also partially offset by a $5.0 million increase in deferred revenue in connection with the Ceplene® European marketing and distribution agreement with Meda, a $0.9 million expense for excess inventory of Ceplene® that we believe will not be sold prior to reaching its product expiration date and $0.5 million in foreign exchange loss. Inventory increased by $0.5 million as we prepared for the launch of Ceplene in Europe and deferred revenue decreased by $0.8 million to account for the portion of the Meda, Myrexis, Endo and DURECT deferred revenue recognized as revenue. Accounts payable and accrued expenses also decreased by $0.9 million as a result of payments to our vendors.
In 2009, cash was primarily used to fund our net loss for the year for research and development, general, administrative and interest expense. The net loss was partially offset by non-cash charges of $10.5 million in amortization of deferred financing costs and discount on loans, $1.4 million of stock-based compensation and $0.4 million of depreciation and amortization expense. Inventory increased by $1.3 million as we prepared for the launch of Ceplene in Europe and deferred revenue decreased by $0.4 million to account for the portion of the Myrexis, Endo and DURECT deferred revenue recognized as revenue. Accounts payable and accrued expenses also decreased by $1.8 million as a result of payments to our vendors.
Investing Activities
Net cash provided by investing activities was $0.1 million in 2010 compared with net cash used in investing activities was $0.1 million in 2009 and net cash provided by investing activities of $0.3 million in 2008. In 2010, cash was provided by the release of $40,000 from restricted cash to pay for interest on the 7.5556% notes and $27,000 from the sale of equipment in our San Diego research facility. In 2009, cash was used to establish restricted cash for a $9.4 million make-whole interest payment resulting from the issuance of $25.0 million principal aggregate amount of 7.5556% convertible senior subordinated notes, the release of $9.3 million from restricted cash to pay for interest on the 7.5556% notes as the result of the conversion of $24.5 million in aggregate principal amount of the 7.5556% notes, $0.1 million in proceeds from the sale of equipment in our San Diego research facility and $27,000 for the purchase of equipment. We do not anticipate significant capital expenditures in the near future.
Financing Activities
Net cash provided by financing activities was $7.6 million in 2010 compared to $33.9 million in 2009 and $11.1 million in 2008. In June 2010, we raised $6.7 million in gross proceeds, $6.2 million net of $0.5 million in transaction costs, in connection with the issuance of common stock and warrants. In November 2010, we raised $2.0 million gross proceeds, $1.9 million net of $0.1 million in transaction costs, in connection with the issuance of common stock and warrants. During 2010, we sold approximately 31,000 shares of common stock through our at-the-market program for gross proceeds of $0.1 million. We also received proceeds of $0.8 million related to the exercise warrants in 2010 and paid $0.9 million towards the remaining balance of our loan with tbg.
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
Contractual Obligations
As of December 31, 2010, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of December 31, 2010):

	Less than			More than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
Notes and loans payable	$524	$62	$500	$—	$1,086
Interest expense	67	78	3	—	148
Operating leases	1,089	1,469	—	—	2,558
Other obligations	2,386	2,318	159	—	4,863

Total	$4,066	$3,927	$662	$—	$8,655

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
As of December 31, 2010, after giving effect to the conversions into common stock, the remaining aggregate principal amount of the Notes outstanding is $0.5 million.

$0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at December 31, 2010 is $0.2 million.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which was due to expire in July 2011. In January 2011, our operating lease in Munich, Germany was extended to July 2014. Long-term commitments under operating leases for facilities leased by Maxim and retained by us relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. In June 2008, we defaulted on our lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent. At December 31, 2010, we are current with our lease payments on this facility. We discontinued our drug discovery activities at this location and are currently looking to sublease the premises located in San Diego, California.
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of December 31, 2010, we may be required to make future milestone payments, totaling approximately $4.9 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
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
The financial currency of our German subsidiary is the euro. As a result, we are exposed to various foreign currency risks. First, our consolidated financial statements are in U.S. dollars, but a portion of our consolidated assets and liabilities is denominated in euros. Accordingly, changes in the exchange rate between the euro and the U.S. dollar will affect the translation of our German subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. We also bear the risk that interest on our euro-denominated debt, when translated from euros to U.S. dollars, will exceed our current estimates and that principal payments we make on those loans may be greater than those amounts currently reflected on our consolidated balance sheet. If the U.S. dollar depreciation to the euro had been 10% more throughout 2010, we estimate that our interest expense and the fair value of our euro-denominated debt would have increased by $8,000 and $41,000, respectively. Historically, fluctuations in exchange rates resulting in transaction gains or losses have had a material effect on our consolidated financial results. We have not engaged in any hedging activities to minimize this exposure, although we may do so in the future.
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
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Based on this assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management and Board of Directors
The information concerning our directors, executive officers and corporate governance required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our 2011 Annual Meeting of Stockholders (referred to as our 2011 Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) and (2) Financial Statements and Financial Statement Schedules
The following consolidated financial statements of EpiCept Corporation and subsidiaries, the notes thereto and the related report thereon of independent registered public accounting firm are filed under Item 8 of this report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
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
John V. Talley
President and Chief Executive Officer March 31, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ John V. Talley John V. Talley	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2011

/s/ Robert W. Cook Robert W. Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ Robert G. Savage Robert G. Savage	Director	March 31, 2011

/s/ Guy C. Jackson Guy C. Jackson	Director	March 31, 2011

/s/ Gerhard Waldheim Gerhard Waldheim	Director	March 31, 2011

/s/ Wayne P. Yetter Wayne P. Yetter	Director	March 31, 2011

/s/ A. Collier Smyth A. Collier Smyth	Director	March 31, 2011

INDEX TO FINANCIAL STATEMENTS
EPICEPT CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Epicept Corporation
Tarrytown, NY
We have audited the accompanying consolidated balance sheets of EpiCept Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EpiCept Corporation and subsidiaries as of December 31, 2010, and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 31, 2011

EpiCept Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,435	$5,142
Inventory	179	1,315
Prepaid expenses and other current assets	333	414

Total current assets	2,947	6,871
Restricted cash	189	227
Property and equipment, net	222	360
Long-term inventory	825	—
Deferred financing costs	506	28
Identifiable intangible asset, net	—	28

Total assets	$4,689	$7,514

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,244	$1,808
Accrued research contract costs	859	1,174
Other accrued liabilities	1,286	1,072
Notes and loans payable, current portion	524	985
Deferred revenue, current portion	921	425

Total current liabilities	4,834	5,464

Notes and loans payable	62	618
7.5556% Convertible Subordinated Notes Due 2014	386	349
Deferred revenue	12,905	9,197
Deferred rent and other noncurrent liabilities	637	965

Total long term liabilities	13,990	11,129

Total liabilities	18,824	16,593

Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.0001 par value; authorized 225,000,000 shares; issued 54,991,535 shares and 44,051,782 shares at December 31, 2010 and 2009, respectively	5	4
Additional paid-in capital	210,540	203,445
Warrants	27,227	24,503
Accumulated deficit	(250,582)	(235,045)
Accumulated other comprehensive loss	(1,250)	(1,911)
Treasury stock, at cost (4,167 shares)	(75)	(75)

Total stockholders’ deficit	(14,135)	(9,079)

Total liabilities and stockholders’ deficit	$4,689	$7,514

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008

Net product sales	$158	$—	$—
Licensing and other revenue	836	414	265

Revenue	994	414	265

Costs and expenses:
Costs of goods sold	997	—	—
Selling, general and administrative	7,244	7,548	9,599
Research and development	8,127	11,603	12,623

Total costs and expenses	16,368	19,151	22,222

Loss from operations	(15,374)	(18,737)	(21,957)

Other income (expense), net:
Interest income	7	32	33
Foreign exchange gain (loss)	(538)	221	(327)
Interest expense (See note 3)	(361)	(20,021)	(1,266)
Other income (See note 3)	733	—	—
Change in value of warrants and derivatives	—	(305)	113
Loss on extinguishment of debt	—	—	(1,975)

Other expense, net	(159)	(20,073)	(3,422)

Loss before income tax expense	(15,533)	(38,810)	(25,379)
Income tax expense	(4)	(4)	(3)

Net loss	$(15,537)	$(38,814)	$(25,382)

Basic and diluted loss per common share	$(0.32)	$(0.97)	$(1.23)
Weighted average common shares outstanding	47,853,560	40,139,299	20,685,711
The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share and per share amounts)
For the Years Ended December 31, 2008, 2009 and 2010

						Accumulated
			Additional			Other
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	(Loss) Income	Stock	Deficit

Balance at January 1, 2008	15,294,008	2	148,770	10,025	(170,849)	(2,050)	(75)	(14,177)
Net loss	—	—	—	—	(25,382)	—	—	(25,382)
Foreign currency translation adjustment	—	—	—	—	—	432	—	432

Comprehensive loss, net of tax	—	—	—	—	(25,382)	432	—	(24,950)

Exercise of warrants	2,097,860	—	4,159	(1,599)	—	—	—	2,560
Issuance of common stock and warrants, net	8,718,304	1	8,386	4,930	—	—	—	13,317
Issuance of common stock under ESPP	166,667	—	102	—	—	—	—	102
Issuance of common stock as payment of loan	1,197,411	—	1,850	—	—	—	—	1,850
Issuance of restricted common stock, net	11,468	—	50	—	—	—	—	50
Issuance of warrants	—	—	—	1,288	—	—	—	1,288
Amortization of deferred stock compensation	—	—	2,230	—	—	—	—	2,230

Balance at December 31, 2008	27,485,718	3	165,547	14,644	(196,231)	(1,618)	(75)	(17,730)

Net loss	—	—	—	—	(38,814)	—	—	(38,814)
Foreign currency translation adjustment	—	—	—	—	—	(293)	—	(293)

Comprehensive loss, net of tax	—	—	—	—	(38,814)	(293)	—	(39,107)

Reclass warrants from liability to equity	—	—	—	2,288	—	—	—	2,288
Issuance of common stock warrants in connection with 7.5556% convertible subordinated notes	—	—	—	8,777	—	—	—	8,777
Issuance of common stock and warrants, net	4,000,000	—	6,900	—	—	—	—	6,900
Issuance of restricted common stock and restricted stock units, net	22,670	—	55	—	—	—	—	55
Issuance of common stock under ESPP	49,065	—	75	—	—	—	—	75
Conversion of 7.5556% convertible subordinated notes into Common Stock	9,074,065	1	24,499	—	—	—	—	24,500
Exercise of warrants	3,361,375	—	4,976	(1,206)	—	—	—	3,770
Exercise of stock options	58,889	—	53	—	—	—	—	53
Amortization of deferred stock compensation	—	—	1,340	—	—	—	—	1,340

Balance at December 31, 2009	44,051,782	$4	$203,445	$24,503	$(235,045)	$(1,911)	$(75)	$(9,079)

Net loss	—	—	—	—	(15,537)	—	—	(15,537)
Foreign currency translation adjustment	—	—	—	—	—	661	—	661

Comprehensive loss, net of tax	—	—	—	—	(15,537)	661	—	(14,876)

Issuance of common stock and warrants, net of issuance costs	9,445,554	1	4,483	3,604	—	—	—	8,088
Issuance of common stock resulting from reverse split	3,828	—	—	—	—	—	—	—
Issuance of restricted common stock and restricted stock units, net	22,349	—	30	—	—	—	—	30
Issuance of common stock under ESPP	32,821	—	23	—	—	—	—	23
Exercise of warrants	1,435,201	—	1,653	(880)	—	—	—	773
Amortization of deferred stock compensation	—	—	906	—	—	—	—	906

Balance at December 31, 2010	54,991,535	$5	$210,540	$27,227	$(250,582)	$(1,250)	$(75)	$(14,135)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(15,537)	$(38,814)	$(25,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170	368	237
Gain on disposal of assets, net	(27)	(115)	(64)
Foreign exchange loss (gain)	538	(221)	327
Stock-based compensation expense	935	1,395	2,281
Amortization of deferred financing costs and discount on loans	151	10,508	431
Change in value of warrants and derivatives	—	305	(113)
Excess inventory expense	852	—	—
Loss on extinguishment of debt	—	—	1,725
Change in operating assets and liabilities:
Increase in inventory	(541)	(1,315)	—
Decrease (increase) in prepaid expenses and other current assets	81	(19)	211
Decrease in other assets	—	26	1
(Decrease) increase in accounts payable	(602)	(769)	1,474
(Decrease) increase in accrued research contract costs	(314)	100	(103)
Increase (decrease) in other accrued liabilities	19	(1,035)	353
Increase in deferred revenue	5,000	—	3,375
Recognition of deferred revenue	(796)	(368)	(222)
(Decrease) increase in other liabilities	(329)	501	(168)

Net cash used in operating activities	(10,400)	(29,453)	(15,637)

Cash flows from investing activities:
Restricted cash from issuance of 7.5556% convertible subordinated notes	—	(9,444)	—
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	38	9,288	—
Release of letter of credit from restricted cash	—	—	265
Purchase of property and equipment	(2)	(27)	(37)
Proceeds from sale of property and equipment	27	131	64

Net cash provided by (used in) investing activities	63	(52)	292

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	796	3,899	2,661
Proceeds from issuance of common stock and warrants, net	8,088	8,759	13,277
Proceeds from loans and warrants	—	25,000	1,000
Repayment of loans	(888)	(2,096)	(5,794)
Debt issuance costs	(359)	(1,688)	—

Net cash provided by financing activities	7,637	33,874	11,144

Effect of exchange rate changes on cash and cash equivalents	(7)	(17)	48

Net increase (decrease) in cash and cash equivalents	(2,707)	4,352	(4,153)
Cash and cash equivalents at beginning of year	5,142	790	4,943

Cash and cash equivalents at end of year	$2,435	$5,142	$790

Supplemental disclosure of cash flow information:
Cash paid for interest	$137	$9,477	$872
Cash paid for income taxes	4	4	3
Supplemental disclosure of non-cash financing activities:
Conversion of 7.5556% convertible subordinated notes into common stock	—	24,500	—
Conversion of senior secured term loan into common stock	—	—	1,850
Reclassification of warrants from equity to liability	—	—	418
Reclassification of warrants from liability to equity	—	2,288	(305)
Unpaid costs associated with issuance of common stock	—	—	124
Unpaid financing, initial public offering costs and acquisition costs	233	—	263
The accompanying notes are an integral part of these consolidated financial statements.

EPICEPT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
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
In October 2008, the European Commission issued a formal marketing authorization for Ceplene® in the European Union. In January 2010, EpiCept completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® commenced in the United Kingdom in April 2010 and launches are continuing in other European countries. In December 2010, Ceplene® was approved for marketing in Israel. Megapharm Ltd. is EpiCept’s partner in Israel and upon Ministry of Health approval of labeling and other technical matters the Company is expected to launch Ceplene® in the first half of 2011.
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
The Company’s other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent (“VDA”), and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. In December 2010, the National Cancer Institute (“NCI”) initiated a Phase II clinical trial for crolibulinTM to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (ATC). AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myrexis, Inc. (formerly Myriad Pharmaceuticals, Inc.), as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain.

The Company’s late-stage pain product candidate, EpiCeptTM NP-1 Cream, (“NP-1”), is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In January 2009, the Company concluded a Phase II clinical trial of NP-1 in which the Company studied its safety and efficacy in patients suffering from post-herpetic neuralgia, or PHN, compared to gabapentin and placebo. This trial met its primary endpoints. In February 2008, the Company concluded a Phase II clinical study of NP-1 in patients suffering from diabetic peripheral neuropathy, or DPN. Both studies support the advancement of NP-1 into a registration-sized trial. In February 2011, the Company presented data from its Phase IIb trial for EpiCept™ NP-1 in chemotherapy-induced peripheral neuropathy (“CPN”) which is being conducted by NCI. CPN may affect 50% of women undergoing treatment for breast cancer. A common therapeutic agent for the treatment of advanced breast cancer is paclitaxel, and as many as 80% of the patients with advanced breast cancer experience some signs and symptoms of CPN, such as burning, tingling pain associated sometimes with mild muscular weakness, after high dose paclitaxel administration. The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program (“CCOP”). More than 460 cancer survivors suffering from painful CPN were enrolled in the six-week study. The results of the trial in the intent to treat (“ITT”) population demonstrated that the change in average daily neuropathy intensity scores in the NP-1 group achieved a statistically significant reduction in CPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Additionally, a pre-specified subgroup of the ITT population, those patients who previously received taxane chemotherapy, also showed a statistically significant reduction in average daily neuropathy intensity scores (p=0.034). This subgroup constituted more than 50% of the ITT population. Secondary efficacy endpoints confirmed the superiority of NP-1 vs. placebo. Furthermore, the safety profile of NP-1 was comparable to placebo.
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
The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $250.6 million as of December 31, 2010. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:
•	applies for marketing approval of Ceplene® in the U.S., Canada, and other countries
•	continues to conduct clinical trials for its product candidates;
•	seeks regulatory approvals for its product candidates;
•	develops, formulates, and commercializes its product candidates;
•	implements additional internal systems and develops new infrastructure;
•	acquires or in-licenses additional products or technologies or expand the use of its technologies;
•	maintains, defends and expands the scope of its intellectual property; and
•	hires additional personnel.

Cash at December 31, 2010, plus $4.6 million of cash received in March 2011 from the issuance of approximately 7.1 million shares of our common stock and warrants to purchase 5.3 million shares of our common stock and $7.1 million of cash received in February 2011 from the issuance of approximately 8.9 million shares of our common stock and warrants to purchase 3.6 million shares of our common stock will be sufficient to fund the Company’s operations and meet our debt service requirements into 2012.
In November 2010 the Company provided an update with respect to its financing plans. The key element of the plan is a non-equity financing transaction that, if fully completed, will support the Company’s operations for an additional year. The Company anticipates that the transaction, which is subject to completion of due diligence and execution of mutually-satisfactory documentation, will close in 2011, but should the transaction not close or the proceeds be less than anticipated the Company may determine to seek additional or alternative sources or types of financing, including equity financing.
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

EpiCept has chosen early adoption of the milestone method of Revenue Recognition as defined in ASC 605-28, “Revenue Recognition — Milestone Method” on a prospective basis as of January 1, 2010. Under this method of revenue recognition, the Company will recognize into revenue research-related milestone payments for which there is substantial uncertainty at the date the arrangement is entered into that the event will be achieved, when that event can only be achieved based in whole or in part on EpiCept’s performance or a specific outcome resulting from EpiCept’s performance and, if achieved, would result in additional payments being due to EpiCept. This accounting will be applicable to research milestones under the license agreement entered into with Meda AB in 2010 and all future agreements.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns for tax years after 2006 are still subject to review. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2010, 2009 and 2008. Income tax expense for the years ended December 31, 2010, 2009 and 2008 is primarily due to minimum state and local income taxes.
The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2010 and 2009, a full valuation allowance has been applied against the Company’s net deferred tax assets because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets (See Note 12).

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

	Year Ended December 31,
	2010	2009	2008
Common stock options	3,044,073	2,412,780	1,986,689
Restricted stock (unvested)	—	9,956	22,936
Restricted stock units (unvested)	75,441	92,999	101,341
Shares issuable upon conversion of convertible debt	185,185	185,185	370,834
Warrants	23,704,930	12,989,703	11,296,433

Total shares excluded from calculation	27,009,629	15,690,623	13,778,233

Interest Expense:
Interest expense consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)

Interest expense	$(210)	$(9,513)	$(835)
Amortization of debt issuance costs and discount	(151)	(10,508)	(431)

Total interest expense	$(361)	$(20,021)	$(1,266)

Amortization of debt issuance costs was accelerated in December 2010 as a result of the termination of the Equity Distribution Agreement with Maxim Group LLC, which established an at-the-market program through which the Company had the right to sell, from time to time and at its sole discretion, shares of its common stock having an aggregate offering price of up to $15 million. Amortization of debt issuance costs and discount and interest expense were both accelerated in 2009 as a result of the conversion of $24.5 million of the Company’s 7.5556% convertible subordinated notes due 2014 into approximately 9.1 million shares of the Company’s common stock in 2009. Interest expense for the year ended December 31, 2009 included $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense paid from escrowed cash that represented the make-whole interest payment that would have been due at maturity of such notes.
Other Income:
In October 2010, the Company was notified by the Internal Revenue Service that its application for the Qualifying Therapeutic Discovery Project Program was certified and a grant in the amount of $0.7 million was approved. This grant was provided under a new section of the Internal Revenue Code that was enacted as part of the Patient Protection and Affordable Care Act of 2010. The program, which provides for grants and tax credits, is intended to benefit discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need, or detect or treat chronic or acute diseases and conditions; reduce long-term growth of health care costs in the United States; or significantly advance the goal of curing cancer within 30 years. The Company received the grant in November 2010 which was recorded as income in other income (expense).
Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at December 31, 2010 and 2009. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid expense.

On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. In connection with the issuance of these notes, the Company was required to deposit approximately $9.4 million in escrow for up to twenty-four months for the purposes of paying the interest on the notes and the make-whole payments upon conversion or redemption. As the result of the conversion of $24.5 million of these notes, approximately $9.3 million was released from restricted cash to fund the make-whole interest payment and $0.1 million remained in escrow for payment of the interest on the remaining notes not converted and was accordingly classified as restricted cash at December 31, 2010.
Inventory
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.
As of December 31, 2010 and 2009, inventory consists of the following:

	2010	2009
	(in thousands)
Raw materials	$144	$131
Work-in-process	860	1,147
Finished goods	—	37

Total inventory	$1,004	$1,315

Recognized as:
Inventory	$179	$1,315
Long-term inventory	825	—
During 2010, the Company expensed $0.9 million of Ceplene® inventory as it believes such inventory will not be sold prior to reaching its product expiration date. The portion of inventory classified as long-term is not expected to be realized in cash or sold or consumed during the normal operating cycle of the Company.
Prepaid Expenses and Other Current Assets
As of December 31, 2010 and 2009, prepaid expenses and other current assets include the following:

	2010	2009
	(in thousands)
Prepaid expenses	$151	$167
Prepaid insurance	158	209
Other	24	38

Total prepaid expenses and other current assets	$333	$414

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
Deferred Financing Costs
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. During the first quarter of 2009, the Company incurred approximately $1.6 million in deferred financing costs from the issuance of $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. As a result of the conversion of $24.5 million of these notes, amortization of the deferred financing costs was accelerated and amortization expense of $1.6 million was recorded in 2009. As of December 31, 2010 and 2009, deferred financing costs were approximately $0.5 million and $28,000, respectively. Amortization expense was $0.2 million, $1.8 million and $0.4 million for 2010, 2009 and 2008, respectively.

Identifiable Intangible Asset
Identifiable intangible asset consisted of the assembled workforce acquired in the merger with Maxim Pharmaceuticals Inc. (“Maxim”) in January 2006. The assembled workforce was being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce was $0.5 million, which has been fully amortized as of December 31, 2010. Approximately $0.2 million of amortization was recorded in 2009 due to the layoff of most of the Company’s employees at its facility in San Diego, California in the first half of 2009. Assembled workforce amortization is recorded in research and development expense. During each of the years 2010, 2009 and 2008, the Company recorded assembled workforce amortization of $28,000, $0.2 million and $0.1 million, respectively.
Deferred Rent and Other Noncurrent Liabilities
Deferred rent and other noncurrent liabilities represents deferred rent expense on our facilities in Tarrytown, NY and San Diego, CA. In accordance with accounting principles generally accepted in the United States of America, the Company recognizes rental expense, including tenant improvement allowances, on a straight-line basis over the life of the leases or useful life, whichever is shorter, irrespective of the timing of payments to or from the lessor. During the second quarter of 2009, the Company ceased use of its discovery research facility in San Diego, CA as a result of the Company’s previously announced decision to discontinue its drug discovery activities. In accordance with ASC 420-10, “Exit or Disposal Cost Activities” (“ASC 420-10”), the Company recorded a liability of $0.8 million, included in research and development expense on the consolidated statements of operations, on the cease-use date based on the fair value of the costs that are expected to be incurred under the lease of the facility. The fair value of the liability at the cease-use date was determined based on the remaining rental payments, reduced by estimated sublease rental income that could be reasonably obtained for the property. As of December 31, 2010 and 2009, the Company had deferred rent of $0.6 million and $1.0 million, respectively, that is being amortized through October 2013.
Impairment of Long-Lived Assets
The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of property and equipment at December 31, 2010.
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
Other Comprehensive Loss
A summary of other comprehensive loss for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009	2008
	(in thousands)

Net loss	(15,537)	(38,814)	(25,382)
Foreign currency translation gain (loss)	661	(293)	432

Total other comprehensive loss	$(14,876)	$(39,107)	$(24,950)

At December 31, 2010 and 2009, the Company’s only element of accumulated other comprehensive loss was foreign currency translation adjustments of ($1.3) million and ($1.9) million, respectively.

Fair Value of Financial Instruments
The Company applies ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to all financial instruments that are being measured and reported on a fair value basis, non-financial assets and liabilities measured and reported at fair value on a non-recurring basis, and disclosures of fair value of certain financial assets and liabilities.
The following fair value hierarchy is used in selecting inputs for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs other than Level 1 that are observable for similar assets or liabilities either directly or indirectly.
•	Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.
The financial instruments recorded in the Company’s Consolidated Balance Sheets consist primarily of cash and cash equivalents, money market funds, accounts payable and the Company’s debt obligations. The carrying amounts of the Company’s cash and cash equivalents and accounts payable approximate fair value due to their short-term nature. The carrying amount of the Company’s money market funds approximates fair value based on quoted market prices of the identical underlying security in active markets, which approximate market rates and is considered a Level 1 asset. The fair market value of the Company’s convertible and non-convertible loans is based on the present value of their cash flows discounted at a rate that approximates current market returns for issues of similar risk
The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	At December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Non-convertible loans	0.6	0.6	1.6	1.7
Convertible loans	0.5	0.6	0.5	0.6
Recent Accounting Pronouncements
In March 2010, the FASB issued ASU 2010-17 “Revenue Recognition — Milestone Method” (ASC Topic 605).” The guidance in this consensus allows the use of the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The Company has chosen early adoption of this pronouncement effective January 1, 2010 on a prospective basis. The early adoption did not have a material effect on the Company’s consolidated financial statements.
On October 7, 2009, the FASB issued ASU 2009-13, “Multiple Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force” which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011. Based on the Company’s current revenue arrangements, the adoption of ASU 2009-13 is not expected to have a material impact on the Company’s consolidated financial statements.

4. License Agreements
Meda AB
In January 2010, the Company entered into an exclusive commercialization agreement for Ceplene® with Meda AB (“Meda”), a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, the Company granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia. The Company received a $3.0 million fee on signing and an additional $2.0 million milestone payment in May 2010 upon the first commercial sale of Ceplene® in a major European market, which have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda. Additional potential payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales. The Company will also receive an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties and is responsible for Ceplene’s commercial supply. The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months prior written notice. The agreement can also be terminated by mutual agreement or for cause. In 2010, the Company recognized revenue from Meda of approximately $0.4 million relating to the signing fee and milestone payment and $0.2 million on commercial sales of Ceplene®. No revenue was recognized from Meda prior to January 2010.
Hellstrand
In October 1999, the Company entered into a royalty agreement with Dr. Kristoffer Hellstrand under which the Company has an exclusive license to certain patents for Ceplene® configured for the systemic treatment of cancer, infectious diseases, autoimmune diseases and other medical conditions. A predecessor company previously paid Dr. Hellstrand $1 million and agreed to pay a royalty of 1% on net sales of Ceplene®. In November 2009 the Company expanded its collaboration with Dr. Hellstrand by concluding a new agreement in which the Company acquired rights to develop certain new compounds. As compensation for this agreement and for providing certain ongoing consulting services, the Company awarded Dr. Hellstrand options to purchase 50,000 shares of its common stock having a fair value of $0.1 million and agreed to pay a monthly consulting fee. In 2010, the Company paid $0.1 million in royalties to Dr. Hellstrand. No royalties were paid to Dr. Hellstrand prior to 2010.
Epitome/Dalhousie
In July 2007, the Company entered into a direct license with Dalhousie University under which the Company was granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia that were licensed to Epitome by Dalhousie University. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in EpiCeptTM NP-1. This technology has been incorporated into EpiCept NP-1.
The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or an NDA for NP-1 is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. During 2010, 2009 and 2008, the Company paid Dalhousie a maintenance fee of $0.5 million, $0.5 million and $0.4 million, respectively. These payments were expensed to research and development in their respective years.
Myrexis, Inc.
In connection with its merger with Maxim Pharmaceuticals on January 4, 2006, EpiCept acquired a license agreement with Myrexis Inc. (“Myrexis”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis. Under the terms of the agreement, Maxim granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3.0 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. In each of the years 2010, 2009 and 2008, the Company recorded revenue from Myrexis of approximately $0.1 million.

DURECT Corporation
In December 2006, the Company entered into a license agreement with DURECT Corporation (“DURECT”), pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life. In 2010, 2009 and 2008, the Company recorded revenue from DURECT of approximately $0.3 million, $0.3 million and $0.1 million, respectively.
Endo Pharmaceuticals Inc.
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. In 2010, 2009 and 2008, the Company recorded revenue from Endo of approximately $14,000, $24,000 and $33,000, respectively.
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
Shire BioChem
In March 2004 and as amended in January 2005, Maxim entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreement, all rights and obligations of the parties under the July 2000 agreement were terminated and Shire BioChem agreed to assign and/or license to the Company rights it owned under or shared under the prior research program. The agreement did not require any up-front payments, however, the Company is required to provide Shire Biochem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales. The Company accrued a license fee expense of $0.5 million upon the commencement of a Phase I clinical trial for crolibulinTM in 2006. This amount, and approximately $0.1 million in interest, remains accrued and unpaid as of December 31, 2010.

5. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2010	2009
	(in thousands)
Furniture, office and laboratory equipment	$977	$980
Leasehold improvements	763	764

	1,740	1,744
Less accumulated depreciation	(1,518)	(1,384)

	$222	$360

Depreciation expense was approximately $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company sold excess equipment during 2010, 2009 and 2008 resulting in a gain of $27,000, $0.1 million and $0.1 million, respectively.
6. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31
	2010	2009
	(in thousands)
Accrued professional fees	$277	$96
Accrued salaries and employee benefits	554	709
Other accrued liabilities	455	267

	$1,286	$1,072

7. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts, none of which had covenant requirements at December 31, 2010:

	December 31
	2010	2009
	(in thousands)
Ten-year, non-amortizing loan due June 30, 2011(1)	$410	$1,326
7.5556% convertible subordinated notes due February 9, 2014(2)	500	500
July 2006 note payable due July 1, 2012(3)	176	277

Total notes and loans payable and 7.5556% Convertible Subordinated Notes, before debt discount	1,086	2,103
Less: Debt discount	114	151

Total notes and loans payable and 7.5556% Convertible Subordinated Notes	972	1,952
Less: Notes and loans payable, current portion	524	985

Notes and loans payable and 7.5556% Convertible Subordinated Notes, long-term	$448	$967

(1)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan initially bore interest at 6% per annum. Tbg was also entitled to receive additional compensation equal to 9% of the annual surplus (income before taxes, as defined in the agreement) of EpiCept GmbH, reduced by any other compensation received from EpiCept GmbH by virtue of other loans to or investments in EpiCept GmbH provided that tbg is an equity investor in EpiCept GmbH during that time period. The Company considered the additional compensation element based on the surplus of EpiCept GmbH to be a derivative. The Company assigned no value to the derivative at each reporting period as no surplus of EpiCept GmbH was anticipated over the term of the agreement. In addition, any additional compensation as a result of surplus would be reduced by the additional interest noted below.

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

As of December 31, 2010, after giving effect to the conversions into common stock, the remaining principal aggregate amount of the notes due 2014 outstanding is $0.5 million.

(3)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The loan balance at December 31, 2010 was $0.2 million.

At December 31, 2010, contractual principal payments due on loans and notes payable are as follows:

As of December 31,
Year Ending	2010
(in thousands)

2011	$524
2012	62
2013	—
2014	500

Total	$1,086

8. Preferred Stock
The Company has authorized 5 million undesignated preferred shares. No such preferred stock was issued and outstanding as of December 31, 2010 and 2009, respectively.
9. Common Stock and Common Stock Warrants
In July 2009, upon receipt of the approval of stockholders, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 175,000,000 to 225,000,000 shares.
In November 2010, the Company raised $2.0 million in gross proceeds, $1.9 million net of $0.1 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 3.3 million shares of the Company’s common stock were sold at a price of $0.61 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 1.3 million and 0.2 million shares of the Company’s common stock at an exercise price of $0.56 and $0.7625 per share, respectively. The Company allocated the $2.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. Approximately $0.5 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
In June 2010, the Company raised $6.7 million in gross proceeds, $6.2 million net of $0.5 million in transactions costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 6.1 million shares of the Company’s common stock were sold at a price of $1.10 per share. Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 4.6 million and 0.3 million shares of the Company’s common stock at an exercise price of $1.64 and $1.375 per share, respectively. In addition, one year common stock purchase warrants were issued to investors granting them the right to purchase approximately 6.1 million shares of the Company’s common stock at an exercise price of $1.64 per share. The Company allocated the $6.7 million in gross proceeds between the common stock and the warrants based on their relative fair values. Approximately $3.2 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
In June 2009, the Company raised $9.6 million in gross proceeds, $8.9 million net of $0.7 million in transaction costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 4.0 million shares of the Company’s common stock were sold at a price of $2.40 per share. Two and one-half year common stock purchase warrants were issued to investors granting them the right to purchase approximately 1.4 million shares of the Company’s common stock at an exercise price of $2.70 per share. The Company allocated the $9.6 million in gross proceeds between the common stock and the warrants based on their relative fair values. Approximately $2.0 million of this amount was allocated to the warrants. The warrants did not meet the requirements of being accounted for as equity in accordance with ASC 815-40 since the Company did not have an adequate number of authorized shares to reserve for the exercise of the warrants. Therefore, the value of the warrant shares were classified as a liability and were marked to market at June 30, 2009 resulting in a loss of $0.3 million in the statement of operations. On July 2, 2009, the warrants were reclassified from liability to equity in accordance with ASC 815-40 as a result of stockholders approving an increase in the number of authorized shares of the Company’s common stock.

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
On June 23, 2008, the Company entered into the second amendment to a senior secured term loan. Under this amendment, the Company issued the senior lender warrants to purchase an aggregate of 1.3 million shares of the Company’s common stock at an exercise price of $1.17 per share and an aggregate of 0.3 million shares of the Company’s common stock at an exercise price of $1.23 per share.

On May 7, 2008, in connection with a second amendment to the warrant agreement on a senior secured term loan, the terms of the warrants issued to the senior lender were adjusted to grant the senior lender the right to purchase an aggregate of 0.7 million shares of the Company’s common stock at an exercise price of $0.90 per share.
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
10. Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under agreements through 2013 accounted for as operating leases. The leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. In January 2011, the Company renewed its lease in Munich, Germany through July 2014. Rent expense approximated $1.1 million, $1.3 million and $1.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Future minimum rental payments under non-cancelable operating leases as of December 31, 2010 are as follows:

As of December 31,
Year Ending December 31,	2010
(in thousands)

2011	$1,089
2012	808
2013	661

$2,558

Consulting Contracts and Employment Agreements
The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party to the agreement upon the other party attaining certain milestones as defined in the agreements. As of December 31, 2010, the Company may be required to make future milestone payments, totaling approximately $4.9 million, under these agreements, of which approximately $2.4 million is payable during 2011 and approximately $2.5 million is payable from 2012 through 2015. The Company is obligated to make future royalty payments to three of its collaborators under existing license agreements, including ones based on net sales of NP-1 and the other based on net sales of crolibulinTM, to the extent revenues on such products are realized. Under the Company’s agreement with Dalhousie University, the Company is obligated to pay an annual maintenance fee so long as no commercial product sales have occurred and the Company desires to maintain its rights under the license agreement. During each of the years 2010, 2009 and 2008, the Company paid Dalhousie a maintenance fee of $0.5 million.
The Company’s Board of Directors ratified the employment agreements between the Company and its chief executive officer and chief financial officer dated as of October 28, 2004. The employment agreements cover the term through December 31, 2010, and provide for base salary, discretionary compensation, stock option awards, and reimbursement of reasonable expenses in connection with services performed under the employment agreements. The agreements also compensate such officers in the event of their death or disability, termination without cause, or termination within one year of an initial public offering or a change of control, as defined in the respective employment agreements. Both employment agreements were automatically renewed for another year, ending December 31, 2011.

Litigation
There are no material legal proceedings pending against the Company as of December 31, 2010.
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
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. For the year ended December 31, 2010, the Company issued approximately 0.8 million options to purchase common stock to certain of its employees and members of its board of directors and estimated $1.3 million of share-based compensation will be recognized as compensation expense over the vesting periods.
The following table presents the 2010, 2009 and 2008 total employee, board of directors and third party stock-based compensation expense resulting from the issuance of stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan included in the consolidated statement of operations:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)

General and administrative	$654	$889	$1,792
Research and development	281	506	489

Stock-based compensation costs before income taxes	935	1,395	2,281
Benefit for income taxes (1)	—	—	—

Net compensation expense	$935	$1,395	$2,281

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

Summarized information for stock option grants for the year ended December 31, 2010 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Options outstanding at December 31, 2009	2,412,780	$8.60
Granted	823,750	1.93
Exercised	—	—
Forfeited	(179,471)	3.22
Expired	(12,986)	9.48

Options outstanding at December 31, 2010	3,044,073	$7.11	7.13	$34,358

Vested or expected to vest at December 31, 2010	2,947,712	$7.27	6.41	$34,358

Options exercisable at December 31, 2010	2,080,461	$9.45	6.41	$34,358

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
	Options	Weighted-	Weighted-	Shares	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Price	2010	Contractual Life	Price	2010	Price
$0.72 – 1.89	1,076,790	8.1 years	$1.49	623,172	$1.35
2.11 – 4.89	1,199,774	7.7 years	$3.00	689,780	$3.48
6.00 – 10.20	72,716	5.6 years	$7.94	72,716	$7.94
17.52 – 24.12	641,991	5.0 years	$17.58	641,991	$17.58
32.07 – 141.21	52,802	1.7 years	$86.55	52,802	$86.55

	3,044,073		$7.11	2,080,461	$9.45

The total intrinsic value of options exercised during 2010, 2009 and 2008 was approximately $0, $0.1 million and $0, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2010 (for outstanding options), less the applicable exercise price.
The weighted-average fair value of the stock option awards granted to employees was $1.93, $1.89 and $1.80 for the years ended December 31, 2010, 2009, and 2008, respectively, and was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	2010	2009	2008

Expected life	5 years	5 years	5 years
Expected volatility	108.0% to 109.0%	110.0% to 118.0%	87.5% to 118.0%
Risk-free interest rate	2.17% to 2.39%	1.67% to 2.52%	2.96% to 3.34%
Dividend yield	0%	0%	0%
The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. For the years 2010, 2009 and 2008, the Company used its historical volatility rate as management believes that this rate will be representative of future volatility over the expected term of the options. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.
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
As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock and restricted stock units amounted to $1.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.7 years.
Restricted Stock
Restricted stock was issued to certain employees in 2007, and entitled the holder to receive a specified number of shares of the Company’s common stock over a four year, monthly vesting term. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock grants for the year ended December 31, 2010 is as follows:

		Weighted Average
	Restricted Stock	Grant Date Value Per Share

Nonvested at December 31, 2009	9,956	$4.38
Granted	—	—
Vested	(8,958)	4.38
Forfeited	(998)	—

Nonvested at December 31, 2010	—	$4.38

Restricted Stock Units
Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors in 2010 and 2009, which entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the two year or four year vesting term. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the year ended December 31, 2010 is as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date Value Per Share

Nonvested at December 31, 2009	92,999	$3.45
Granted	—	—
Vested	(13,391)	1.35
Forfeited	(4,167)	4.02

Nonvested at December 31, 2010	75,441	$3.72

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

	2010	2009	2008
Expected life	.50 years	.50 years	.50 years
Expected volatility	110.0%	114.0%-118.0%	97.0%
Risk-free interest rate	0.20%	0.28%-0.33%	2.13%
Dividend yield	0%	0%	0%
As of December 31, 2010, 78,267 shares were issued under the 2009 ESPP and 166,667 shares were issued under the 2005 ESPP. For the years ended December 31, 2010, 2009 and 2008, the Company recorded an expense of $23,000, $38,000 and $45,000, respectively, based on the estimated number of shares to be purchased.
Warrants
The following table summarizes information about warrants outstanding at December 31, 2010:

	Expiration	Common Shares
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Maxim January 2006	2011	595	$111.93
February 2006 stock issuance	2011	340,069	12.00
December 2006 stock issuance	2011	1,284,933	4.41
June 2007 stock issuance	2012	889,576	8.79
Termination of sublicense agreement	2012	83,333	5.88
October 2007 stock issuance	2013	709,745	5.64
December 2007 stock issuance	2013	555,555	4.50
March 2008 stock issuance (See Note 9)	2013	1,011,744	2.58
2006 Senior Secured Term Loan	2013	27,968	1.17
2006 Senior Secured Term Loan	2013	325,203	1.23
June 2008 stock issuance (See Note 9)	2013	766,667	1.17
July 2008 stock issuance (See Note 9)	2013	33,333	1.17
August 1, 2008 stock issuance (See Note 9)	2013	92,166	2.04
August 11, 2008 stock issuance (See Note 9)	2013	60,409	1.89
August 11, 2008 stock issuance (See Note 9)	2013	460,830	2.08
August 11, 2008 stock issuance (See Note 9)	2013	86,748	2.85
February 2009 convertible debt (See Note 7)	2014	3,703,704	3.11
February 2009 convertible debt (See Note 7)	2013	462,963	3.87
June 2009 stock issuance (See Note 9)	2013	1,400,000	2.70
June 2009 stock issuance (See Note 9)	2013	200,000	3.00
June 2010 stock issuance (See Note 9)	2011	6,136,363	1.64
June 2010 stock issuance (See Note 9)	2015	4,602,273	1.64
June 2010 stock issuance (See Note 9)	2015	306,818	1.38
November 2010 stock issuance (See Note 9)	2015	163,935	0.76

Total		23,704,930	$2.77

12. Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2010 and 2009. The change in the valuation allowance for the years ended December 31, 2010 and 2009 was an increase of approximately $11.9 million and $0.4 million, respectively. The increases in the valuation allowance of $11.9 million and $0.4 million during the years ended December 31, 2010 and 2009 were net of an increase (decrease) in the valuation allowance of $6.2 million and $(15.0) million, respectively, as a result of adjustments to the gross deferred tax asset related to the net operating loss carryforward due to an ownership change under Internal Revenue Code Section 382 in 2009, which was subsequently adjusted in 2010. Significant components of the Company’s deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Patent costs	$731	$887
Stock-based compensation	5,318	5,093
Accrued liabilities — U.S.	275	237
Accrued liabilities — foreign	347	395
Deferred revenue	4,882	3,220
Fixed assets	695	724
Deferred rent	273	322
Other	(76)	(86)
Warrant	45	554
Credits	3,611	3,501
Net operating loss carryforwards — U.S.	47,530	36,515
Net operating loss carryforwards — foreign	4,116	4,514

Total deferred tax assets	67,747	55,876
Valuation allowance	(67,747)	(55,876)

Net deferred tax assets	$—	$—

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2010, 2009 and 2008 is as follows:

	For the Year Ended
	December 31,
	2010	2009	2008
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.5)	(5.5)	(5.5)
Equity-based compensation	0.7	0.5	0.0
Foreign deferred tax adjustment	3.8	0.0	0.0
Other	(1.9)	0.0	0.2
Change in valuation allowance	36.9	39.0	39.3

Effective tax rate	(0)%	(0)%	(0)%

The principal differences between the U.S. statutory tax rate of 34% and the Company’s effective tax rates of (0)% for the years ended December 31, 2010, 2009 and 2008 is primarily due to the Company’s valuation allowance and the write-down of net operating loss carryforwards due to an ownership change under Internal Revenue Code Section 382 in 2009.

The Company has approximately $252.1 million of net operating loss carryforwards (federal, state and foreign) and tax credit carryforwards of $3.6 million as of December 31, 2010. The Company reduced its tax attributes (NOL’s and tax credits) as a result of the Company’s ownership changes in 2009 and 2007 and the limitation placed on the utilization of its tax attributes as a substantial portion of the NOL’s and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the federal NOL’s were reduced by approximately $272.0 million and the tax credit carryforwards were reduced by approximately $7.3 million.

	December 31,
	2010	2009
	(in millions)

Federal NOL’s	$120.9	$90.8
State NOL’s	115.6	95.5
Foreign NOL’s	15.6	15.0

Total NOL’s	$252.1	$201.3

	(in thousands)
Federal Credits	$406	$301
State Credits	3,205	3,199

Total Credits	$3,611	$3,500

The Company’s federal NOL’s of $120.9 million and state NOL’s of $115.6 million begin to expire after 2012 up through 2030. The Company’s foreign NOL’s of $15.6 million do not expire. The Company’s federal and state tax credits of $3.6 million begin to expire in 2024 through 2030.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008
	(in thousands)

Balance at January 1,	$—	$115	$115
Additions (reductions) related to tax positions	—	(115)	—

Balance at December 31,	$—	$—	$115

13. Segment and Geographic Information
The Company operates as one reportable segment. The Company maintains development operations in the United States and Germany. Geographic information for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(in thousands)
Revenue
United States	$993	$412	$262
Germany	1	2	3

	$994	$414	$265

Net loss
United States	$14,187	$38,505	$24,218
Germany	1,350	309	1,164

	$15,537	$38,814	$25,382

Total Assets
United States	$4,564	$7,417	$2,219
Germany	125	97	52

	$4,689	$7,514	$2,271

Long Lived Assets, net
United States	$211	$348	$499
Germany	11	12	3

	$222	$360	$502

14. Quarterly Results (Unaudited)
Summarized quarterly results of operations for the years ended December 31, 2010 and 2009 are as follows (in thousands except per share and share amounts):

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	(in thousands, except for share and per share amounts)
Revenue	$195	$251	$257	$291
Total costs and expenses	4,124	4,335	4,265	3,644
Net loss	(4,508)	(4,889)	(3,168)	(2,972)
Basic and diluted loss per common share(1)	(0.10)	(0.11)	(0.06)	(0.06)
Weighted average shares outstanding	44,160,266	44,274,642	50,393,488	52,466,655

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	(in thousands, except for share and per share amounts)
Revenue	$115	$91	$116	$92
Total costs and expenses	4,197	5,541	5,136	4,278
Net loss	(22,487)	(7,079)	(4,813)	(4,436)
Basic and diluted loss per common share(1)	(0.68)	(0.18)	(0.11)	(0.10)
Weighted average shares outstanding	32,894,822	39,727,916	43,740,961	44,031,387

(1)	Basic and diluted loss per common share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly loss per common share amounts may not agree to the total for the year.
15. Subsequent Events (Unaudited)
In February 2011, the Company sold approximately 8.9 million shares of its common stock and warrants to purchase 3.6 million shares of its common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs.
In March 2011, the Company sold approximately 7.1 million shares of its common stock and warrants to purchase 5.3 million shares of its common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs.

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

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to EpiCept Corporatiion’s Current Report on Form 8-k filed July 1, 2010).

4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to EpiCept Corporatiion’s Current Report on Form 8-k filed July 15, 2010).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to EpiCept Corporatiion’s Current Report on Form 8-k filed November 12, 2010).

10.1	Form of Indemnification Agreement between EpiCept Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the EpiCept Form S-1).

†10.2	1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the EpiCept Form S-1).

†10.3	2005 Equity Incentive Plan (Amended and Restated May 23, 2007) (incorporated by reference to Exhibit 10.1 to EpiCept’s Current Report on Form 8-K filed May 30, 2007).

†10.4	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Form S-4).

†10.5	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and John V. Talley (incorporated by reference to Exhibit 10.5 to the EpiCept Form S-1).

†10.6	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and Robert Cook (incorporated by reference to Exhibit 10.6 to the EpiCept Form S-1).

10.7	License Agreement, dated as of December 18, 2003, between Endo Pharmaceuticals Inc. and EpiCept Corporation (incorporated by reference to Exhibit 10.9 to the EpiCept Form S-1).

Exhibit
Number	Description of Exhibits
10.8	Royalty Agreement, dated as of July 16, 2003, between EpiCept Corporation and R. Douglas Cassel, M.D. (incorporated by reference to Exhibit 10.10 to the EpiCept Form S-1).

10.9	Cooperation Agreement between APL American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.13 to the EpiCept Form S-1).

10.10	Investment Agreement between Pharmed Labs GmbH and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.14 to the EpiCept Form S-1).

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

Exhibit
Number	Description of Exhibits
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

10.26	Securities Purchase Agreement, dated June 28, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept’s Current Report on Form 8-K filed June 29, 2007).

10.27	Form of Warrant, dated as of June 28, 2007 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed June 29, 2007).

10.28	Securities Purchase Agreement, dated October 10, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed October 11, 2007).

10.29	Form of Warrant, dated as of October 10, 2007 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed October 11, 2007).

10.30	Securities Purchase Agreement, dated December 4, 2007 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed December 5, 2007).

10.31	Form of Common Stock Purchase Warrant, dated as of December 4, 2007 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed December 5, 2007).

10.32	Securities Purchase Agreement, dated March 6, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K dated March 6, 2008).

10.33	Securities Purchase Agreement, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 25, 2008).

10.34	Form of Warrant, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.6 to EpiCept Corporation’s Current Report on Form 8-K filed June 23, 2008).

10.35	Securities Purchase Agreement, dated July 15, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 16, 2008).

10.36	Form of Warrant, dated as of July 15, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed July 16, 2008).

10.37	Securities Purchase Agreement, dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed August 4, 2008).

10.38	Form of Warrant, dated as of August 1, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed August 4, 2008).

10.39	Securities Purchase Agreement, dated August 11, 2008 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed August 12, 2008).

10.40	Form of Warrant, dated as of August 11, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed August 12, 2008).

10.41	Securities Purchase Agreement, dated as of December 8, 2008 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed December 9, 2008).

Exhibit
Number		Description of Exhibits
10.42		2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Registration Statement on Form S-8 filed December 23, 2008).

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

10.52
License and Supply Agreement, dated as of January 8, 2010, between EpiCept Corporation, EpiCept GmbH and Meda AB (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.53	†
Amended and Restated Employment Agreement, by and between EpiCept Corporation and John V. Talley, dated as of June 9, 2010 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on
Form 8-K filed June 15, 2010).

10.54		Securities Purchase Agreement, dated June 25, 2010 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 1, 2010).

10.55		Placement Agent Agreement, dated June 22, 2010 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed July 1, 2010).

10.56		Amendment No. 1 to Securities Purchase Agreement, dated July 8, 2010 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 14, 2010).

10.57	†
Amended and Restated Employment Agreement, by and between EpiCept Corporation and Robert W. Cook, dated as of July 21, 2010 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 26, 2010).

10.58	†	Form of executive Severance Agreement, dated as of July 21, 2010 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed July 26, 2010).

Exhibit
Number		Description of Exhibits
10.59		Securities Purchase Agreement, dated November 5, 2010 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed November 12, 2010).

11.1		Statement Regarding Computation of Per Share Earnings (incorporated by reference to the Notes to Consolidated Financial Statements included in Part II of this Report).

21.1	*	List of Subsidiaries of EpiCept Corporation.

23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer, pursuant to pursuant to 18 U.S.C. 1350, adopted Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement
(c)	Financial Statements Schedules.
None.