Form 10-Q
period 2011-03-31
EPICEPT CORP
filed 2011-05-10
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of May 6, 2011 the Registrant had outstanding 70,989,292 shares of its $.0001 par value Common Stock.

Part I. Financial Information

Item 1.	Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$10,212	$2,435
Inventory	117	179
Prepaid expenses and other current assets	334	333

Total current assets	10,663	2,947
Restricted cash	189	189
Property and equipment, net	193	222
Long-term inventory	805	825
Deferred financing costs	503	506

Total assets	$12,353	$4,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$626	$1,244
Accrued research contract costs	909	859
Other accrued liabilities	1,689	1,286
Notes and loans payable, current portion	552	524
Deferred revenue, current portion	921	921

Total current liabilities	4,697	4,834
Notes and loans payable	32	62
7.5556% Convertible Subordinated Notes Due 2014	395	386
Deferred revenue	12,682	12,905
Deferred rent and other noncurrent liabilities	570	637

Total liabilities	18,376	18,824

Commitments and contingencies

Common stock, $.0001 par value; authorized 225,000,000 shares; issued 70,993,459 and 54,991,535 shares at March 31, 2011 and December 31, 2010, respectively	7	5
Additional paid-in capital	218,262	210,540
Warrants	30,612	27,227
Accumulated deficit	(253,048)	(250,582)
Accumulated other comprehensive loss	(1,781)	(1,250)
Treasury stock, at cost (4,167 shares)	(75)	(75)

Total stockholders’ deficit	(6,023)	(14,135)

Total liabilities and stockholders’ deficit	$12,353	$4,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue	238	195

Costs and expenses:
Costs of goods sold	90	28
Selling, general and administrative	1,394	2,057
Research and development	1,684	2,039

Total costs and expenses	3,168	4,124

Loss from operations	(2,930)	(3,929)

Other income (expense):
Interest income	2	3
Foreign exchange gain (loss)	504	(516)
Interest expense (see Note 3)	(39)	(61)

Other income (expense), net	467	(574)

Net loss before income taxes	(2,463)	(4,503)
Income taxes	(3)	(5)

Net loss	$(2,466)	$(4,508)

Basic and diluted loss per common share	$(0.04)	$(0.10)

Weighted average common shares outstanding	60,102,966	44,160,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit

Balance at December 31, 2010	54,991,535	$5	$210,540	$27,227	$(250,582)	$(1,250)	$(75)	$(14,135)

Net loss	—	—	—	—	(2,466)	—	—	(2,466)
Foreign currency translation adjustment	—	—	—	—	—	(531)	—	(531)

Comprehensive loss, net of tax	—	—	—	—	(2,466)	(531)	—	(2,997)

Issuance of common stock and warrants, net of issuance costs	16,001,924	2	7,486	3,385	—	—	—	10,873
Amortization of deferred stock compensation	—	—	236	—	—	—	—	236

Balance at March 31, 2011	70,993,459	$7	$218,262	$30,612	$(253,048)	$(1,781)	$(75)	$(6,023)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,466)	$(4,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	40
Gain on disposal of assets	—	(27)
Foreign exchange (gain) loss	(504)	516
Stock-based compensation expense	236	209
Excess inventory expense	92	—
Amortization of deferred financing costs and discount on loans	11	11
Changes in operating assets and liabilities:
Increase in inventory	(10)	(317)
(Increase) decrease in prepaid expenses and other current assets	(1)	32
Decrease in accounts payable	(643)	(266)
Increase in accrued research contract costs	50	209
Increase (decrease) in other accrued liabilities	73	(204)
Increase in deferred revenue	—	3,000
Recognition of deferred revenue	(223)	(167)
Decrease in other liabilities	(67)	(46)

Net cash used in operating activities	(3,420)	(1,518)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	27
Purchases of property and equipment	(1)	—

Net cash (used in) provided by investing activities	(1)	27

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	34
Proceeds from issuance of common stock and warrants, net of issuance costs	11,227	—
Deferred financing costs	—	(84)
Repayment of loans	(27)	(24)

Net cash provided by (used in) provided by financing activities	11,200	(74)

Effect of exchange rate changes on cash and cash equivalents	(2)	2

Net increase (decrease) in cash and cash equivalents	7,777	(1,563)
Cash and cash equivalents at beginning of year	2,435	5,142

Cash and cash equivalents at end of period	$10,212	$3,579

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$8
Cash paid for income taxes	3	5
Supplemental disclosure of non-cash financing activities:
Unpaid costs associated with issuance of common stock	354	—
Unpaid financing costs	195	24
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
In January 2010, EpiCept completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® commenced in the United Kingdom in April 2010 and launches are continuing in other European countries. In December 2010, Ceplene® was approved for marketing in Israel. Upon Ministry of Health approval of labeling and other technical matters expected to be completed in the first half of 2011, Megapharm Ltd., EpiCept’s marketing partner, is expected to commence the commercial launch of Ceplene®.
In October 2010, the Company reached an agreement with the United States Food and Drug Administration (“FDA”) on the design of a new confirmatory study of Ceplene® that is to be a two-arm, randomized, open-label trial comparing the efficacy of Ceplene® plus low-dose IL-2 to standard of care in this indication. Based on FDA guidance, the primary endpoint of the trial will be overall patient survival. In May 2011, EpiCept submitted to the FDA a detailed Phase III protocol. The FDA, via the Special Protocol Assessment (“SPA”) procedure, will provide formal guidance regarding the trial’s design, clinical endpoints, statistical analysis and labeling claims. The Company expects to receive initial comments from the FDA in June 2011, and to reach an agreement with the FDA on all major protocol elements later in 2011. The Company also recently filed an application with the FDA to grant Ceplene® fast track status. In addition to other benefits, if granted, fast track status permits an expedited review of the Ceplene® NDA once it is filed.
The Company’s other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent (“VDA”), and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. In December 2010, the National Cancer Institute (“NCI”) initiated a Phase II clinical trial for crolibulinTM to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (ATC). AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myrexis, Inc., as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain.
The Company’s late-stage pain product candidate, AmiKetTM cream (formerly known as EpiCeptTM NP-1), is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2011, the Company presented data from its Phase IIb trial for AmiKetTM in chemotherapy-induced peripheral neuropathy (“CPN”). The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program (“CCOP”). More than 460 cancer survivors suffering from painful CPN were enrolled in the six-week study. The results of the trial in the intent to treat (“ITT”) population demonstrated that the change in average daily neuropathy intensity scores in the AmiKetTM group achieved a statistically significant reduction in CPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Secondary efficacy endpoints confirmed the superiority of AmiKetTM vs. placebo. Furthermore, the safety profile of AmiKetTM was comparable to placebo.
Other than Ceplene®, none of the Company’s drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that the Company’s clinical data and that of its collaborators establish the safety and efficacy of its drug candidates. Furthermore, the Company’s strategy includes entering into collaborative arrangements with third parties to participate in the clinical development and commercialization of its products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under the Company’s control. The Company cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect the Company’s development plan or capital requirements.

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
2. Basis of Presentation
The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $253.0 million as of March 31, 2011. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:
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
The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations and meet its debt service requirements into 2012. The Company is considering various financing opportunities, particularly those not reliant on the issuance of equity securities, to obtain additional cash resources to fund operations and clinical trials.
The condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2011 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of March 31, 2011 and the results of operations and cash flows for the periods ended March 31, 2011 and 2010 have been made. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC. Certain reclasses have been made to the prior year numbers to conform to current year presentation.

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
Revenue Recognition
The Company recognizes revenue relating to its collaboration agreements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, FASB Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements” (“ASC 605-25”), and Accounting Standards Update (“ASU”) 2009-13, “Multiple Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 supersedes certain guidance in ASC 605-25, and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011. The adoption of ASU 2009-13 did not have a material effect on the Company’s financial statements. Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.
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
Stock Based Compensation
The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 8 “Share-Based Payments.”
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
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company had no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarters ended March 31, 2011 and 2010. Income tax expense for the quarters ended March 31, 2011 and 2010 is primarily due to minimum state and local income taxes.
The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2011 and December 31, 2010, a full valuation allowance has been applied against the Company’s net deferred tax assets because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.
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

	March 31,
	2011	2010

Common stock options	4,411,390	2,966,757
Restricted stock and restricted stock units	75,441	95,551
Shares issuable upon conversion of convertible debt	185,185	185,185
Warrants	33,382,125	12,495,541

Total shares excluded from calculation	38,054,141	15,743,034

Interest Expense:
Interest expense consisted of the following for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Interest expense	$(28)	$(50)
Amortization of debt issuance costs and discount	(11)	(11)

Interest and amortization of debt discount and expense	$(39)	$(61)

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at March 31, 2011. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid expense.
On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. Approximately $0.1 million remained in escrow for payment of the interest on the remaining notes not converted and was accordingly classified as restricted cash at March 31, 2011.
Inventory
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.
As of March 31, 2011 and December 31, 2010, inventory consists of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Raw materials	$157	$144
Work-in-process	765	860
Finished goods	—	—

Total inventory	$922	$1,004

Recognized as:
Inventory	$117	$179
Long-term inventory	805	825
During the first quarter of 2011, the Company expensed $0.1 million of Ceplene® inventory as it believes such inventory will not be sold prior to reaching its product expiration date. The portion of inventory classified as long-term is not expected to be realized in cash or sold or consumed during the normal operating cycle of the Company.

Prepaid Expenses and Other Current Assets:
As of March 31, 2011 and December 31, 2010, prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Prepaid expenses	$165	$151
Prepaid insurance	154	158
Other	15	24

Total prepaid expenses and other current assets	$334	$333

Property and Equipment:
Property and equipment consists of furniture, office and laboratory equipment, and leasehold improvements stated at cost. Furniture and office and laboratory equipment are depreciated on a straight-line basis over their estimated useful lives ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repairs are charged to expense as incurred.
As of March 31, 2011 and December 31, 2010, property and equipment consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)

Furniture, office and laboratory equipment	$981	$977
Leasehold improvements	764	763

	1,745	1,740
Less accumulated depreciation	(1,552)	(1,518)

	$193	$222

Depreciation expense was approximately $32,000 and $36,000 for the three months ended March 31, 2011 and 2010, respectively.
Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. As of March 31, 2011 and December 31, 2010, deferred financing costs were approximately $0.5 million. Amortization expense was $11,000 for each of the three months ended March 31, 2011 and 2010.
Other Comprehensive Loss
A summary of other comprehensive loss for three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net loss	(2,466)	(4,508)
Foreign currency translation gain (loss)	(531)	603

Total other comprehensive loss	$(2,997)	$(3,905)

At March 31, 2011 and December 31, 2010, the Company’s only element of accumulated other comprehensive loss was foreign currency translation adjustments of ($1.8) million and ($1.3) million, respectively.

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
The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in millions)

Non-convertible loans	0.6	0.6	0.6	0.6
Convertible loans	0.5	0.6	0.5	0.6
Recent Accounting Pronouncements
On October 7, 2009, the FASB issued ASU 2009-13, “Multiple Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force” which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011. Based on the Company’s current revenue arrangements, the adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.
4. License Agreements
Meda AB
In January 2010, the Company entered into an exclusive commercialization agreement for Ceplene® with Meda AB (“Meda”), a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, the Company granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia. The Company received a $3.0 million fee on signing and an additional $2.0 million milestone payment in May 2010 upon the first commercial sale of Ceplene® in a major European market, which have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda. Additional potential payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales. The Company will also receive an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties and is responsible for Ceplene®’s commercial supply. The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months prior written notice. The agreement can also be terminated by mutual agreement or for cause. For each of the three months ended March 31, 2011 and 2010, the Company recognized revenue from Meda of approximately $0.1 million relating to the signing fee and milestone payment. For the three months ended March 31, 2011 and 2010, the Company recognized revenue relating to commercial sales of Ceplene® of approximately $1,000 and $12,000, respectively.

Myrexis, Inc.
In connection with its merger with Maxim Pharmaceuticals on January 4, 2006, EpiCept acquired a license agreement with Myrexis Inc. (“Myrexis”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis. Under the terms of the agreement, Maxim granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3.0 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. For each of the three months ended March 31, 2011 and 2010, the Company recorded revenue from Myrexis of approximately $15,000.
DURECT Corporation (DURECT)
In December 2006, the Company entered into a license agreement with DURECT Corporation (“DURECT”), pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the life of the last to expire patent. For each of the three months ended March 31, 2011 and 2010, the Company recorded revenue from DURECT of approximately $0.1 million.
Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. For the three months ended March 31, 2011 and 2010, the Company recorded revenue from Endo of approximately $10,000 and $5,000, respectively.
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
5. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)

Accrued professional fees	$428	$277
Accrued salaries and employee benefits	484	554
Accrued financing expenses	517	—
Other accrued liabilities	260	455

Total other accrued liabilities	$1,689	$1,286

6. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	March 31,	December 31,
	2011	2010
	(in thousands)

Ten-year, non-amortizing loan due June 30, 2011 (1)	$436	$410
7.5556% convertible subordinated notes due February 9, 2014 (2)	500	500
July 2006 note payable due July 1, 2012 (3)	148	176

Total notes and loans payable and 7.5556% Convertible Subordinated Notes, before debt discount	1,084	1,086
Less: Debt discount	105	114

Total notes and loans payable and 7.5556% Convertible Subordinated Notes	979	972
Less: Notes and loans payable, current portion	552	524

Notes and loans payable and 7.5556% Convertible Subordinated Notes, long-term	$427	$448

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

(2)
On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due February 2014 and five-and-a-half year warrants to purchase approximately 4.2 million shares of common stock at an exercise price of $3.105 per share. Each $1,000 in principal aggregate amount of the notes is initially convertible into approximately 371 shares of Common Stock, at the option of the holders or upon specified events, including a change of control, and if the Company’s common stock trades at or greater than $5.10 a share for 20 out of 30 days, beginning February 9, 2010. Upon any conversion or redemption of the notes, the holders will receive a make-whole payment in an amount equal to the interest payable through the scheduled maturity of the converted or redeemed notes, less any interest paid before such conversion or redemption. Interest is due and payable on the notes semi-annually in arrears on June 30 and December 31, beginning on June 30, 2009.

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

As of March 31, 2011, after giving effect to the conversions into common stock, the remaining principal aggregate amount of the notes due 2014 outstanding is $0.5 million.

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

7. Common Stock and Common Stock Warrants
In March 2011, the Company raised $4.6 million in gross proceeds, $4.3 million net of $0.3 million in transaction costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 7.1 million shares of the Company’s common stock were sold at a price of $0.65 per share. Five year common stock purchase warrants were issued to investors and the placement agent granting them the right to purchase approximately 5.3 million and 0.4 million shares of the Company’s common stock at an exercise price of $0.72 and $0.8125 per share, respectively. The Company allocated the $4.6 million in gross proceeds between the common stock and the warrants based on their relative fair values. Approximately $1.7 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
In February 2011, the Company raised $7.1 million in gross proceeds, $6.6 million net of $0.5 million in transactioncosts, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 8.9 million shares of the Company’s common stock were sold at a price of $0.80 per share. Five year common stock purchase warrants were issued to investors and the placement agent granting them the right to purchase approximately 2.7 million and 0.4 million shares of the Company’s common stock at an exercise price of $0.75 and $1.00 per share, respectively. The Company allocated the $7.1 million in gross proceeds between the common stock and the warrants based on their relative fair values. Approximately $1.7 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
In November 2010, the Company raised $2.0 million in gross proceeds, $1.9 million net of $0.1 million in transaction costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 3.3 million shares of the Company’s common stock were sold at a price of $0.61 per share. Five year common stock purchase warrants were issued to investors and the placement agent granting them the right to purchase approximately 1.3 million and 0.2 million shares of the Company’s common stock at an exercise price of $0.56 and $0.7625 per share, respectively. The Company allocated the $2.0 million in gross proceeds between the common stock and the warrants based on their relative fair values. Approximately $0.5 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
In June 2010, the Company raised $6.7 million in gross proceeds, $6.2 million net of $0.5 million in transaction costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 6.1 million shares of the Company’s common stock were sold at a price of $1.10 per share. Five year common stock purchase warrants were issued to investors and the placement agent granting them the right to purchase approximately 4.6 million and 0.3 million shares of the Company’s common stock at an exercise price of $1.64 and $1.375 per share, respectively. In addition, one year common stock purchase warrants were issued to investors granting them the right to purchase approximately 6.1 million shares of the Company’s common stock at an exercise price of $1.64 per share. The Company allocated the $6.7 million in gross proceeds between the common stock and the warrants based on their relative fair values. Approximately $3.2 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

The following table summarizes information about warrants outstanding at March 31, 2011:

	Expiration	Common Shares
Issued in Connection With	Date	Issuable	Exercise Price
February 2006 stock issuance	2011	340,069	12.00
December 2006 stock issuance	2011	1,284,933	4.41
June 2007 stock issuance	2012	889,576	8.79
Termination of sublicense agreement	2012	83,333	5.88
October 2007 stock issuance	2013	709,745	5.64
December 2007 stock issuance	2013	555,555	4.50
March 2008 stock issuance	2013	1,011,744	2.58
2006 Senior Secured Term Loan	2013	27,968	1.17
2006 Senior Secured Term Loan	2013	325,203	1.23
June 2008 stock issuance	2013	766,667	1.17
July 2008 stock issuance	2013	33,333	1.17
August 1, 2008 stock issuance	2013	92,166	2.04
August 11, 2008 stock issuance	2013	60,409	1.89
August 11, 2008 stock issuance	2013	460,830	2.08
August 11, 2008 stock issuance	2013	86,748	2.85
February 2009 convertible debt (See Note 6)	2014	3,703,704	3.11
February 2009 convertible debt (See Note 6)	2013	462,963	3.87
June 2009 stock issuance	2013	1,400,000	2.70
June 2009 stock issuance	2013	200,000	3.00
June 2010 stock issuance	2011	6,136,363	1.64
June 2010 stock issuance	2015	4,602,273	1.64
June 2010 stock issuance	2015	306,818	1.38
November 2010 stock issuance	2015	163,935	0.76
February 2011 stock issuance	2016	3,570,000	0.75
February 2011 stock issuance	2016	446,250	1.00
March 2011 stock issuance	2016	5,307,693	0.72
March 2011 stock issuance	2016	353,847	0.81

Total		33,382,125	$2.18

8. Share-Based Payments
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

2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. During the three months ended March 31, 2011, the Company’s Board of Directors granted approximately 1.4 million options to purchase shares of the Company’s common stock at a fair market value exercise price of $0.87 per share to certain employees. The Company estimates that $0.9 million of stock based compensation related to 2011 options granted will be recognized as compensation expense over the vesting period.
The following table presents the total employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan included in the consolidated statement of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

General and administrative	$167	$125
Research and development	69	68

Stock-based compensation costs before income taxes	236	193
Benefit for income taxes (1)	—	—

Net compensation expense	$236	$193

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the three months ended March 31, 2011 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Options outstanding at December 31, 2010	3,044,073	$7.11	7.13	$34,358

Granted	1,390,000	0.87
Exercised	—	—
Forfeited	(15,883)	2.36
Expired	(6,800)	102.06

Options outstanding at March 31, 2011	4,411,390	$5.01	7.86	$—

Vested or expected to vest at March 31, 2011	4,189,748	$5.21	6.43	$—

Options exercisable at March 31, 2011	2,194,970	$8.75	6.43	$—

There were no stock option exercises during each of the three months ended March 31, 2011 and 2010. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2011 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the three months ended March 31, 2011 and 2010 was $0.87 and $1.67, respectively.

As of March 31, 2011, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $1.9 million, which will be amortized over the weighted-average remaining requisite service period of 3.07 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Expected volatility	110%	109%
Risk free interest rate	1.93% – 1.97%	2.39%
Dividend yield	—	—
Expected life	5 Yrs	5 Yrs
Restricted Stock Units
Restricted stock units were not issued to employees and non-employee members of the Company’s Board of Directors for the three months ended March 31, 2011 and 2010. Typically restricted stock units entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the two year or four year vesting term. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the three months ended March 31, 2011 is as follows:

	Restricted	Weighted Average
	Stock Units	Grant Date Value Per Share
Nonvested at December 31, 2010	75,441	$3.72
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2011	75,441	$3.72

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

	Three Months Ended March 31,
	2011	2010
Expected life	.50 years	.50 years
Expected volatility	110.0%	110.0%
Risk-free interest rate	0.19%	0.20%
Dividend yield	0%	0%
For the three months ended March 31, 2011 and 2010, the Company recorded an expense of $4,000 and $16,000 respectively, based on the estimated number of shares to be purchased.
9. Legal Proceedings
There are no material legal proceedings pending against the Company as of March 31, 2011.

10. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Revenue
United States	$237	$194
Germany	1	1

	$238	$195

Net loss
United States	$2,793	$3,737
Germany	(327)	771

	$2,466	$4,508

	March 31,	December 31,
	2011	2010
	(in thousands)
Total Assets
United States	$12,277	$4,564
Germany	76	125

	$12,353	$4,689

Long Lived Assets, net
United States	$182	$211
Germany	11	11

	$193	$222

11. Subsequent Events
None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of EpiCept’s condensed consolidated financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in EpiCept’s filings with the SEC could affect such results. This report refers to trademarks of the Company as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners. AzixaTM is a registered trademark of Myrexis, Inc.
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
In January 2010 we completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® commenced in the United Kingdom in April 2010 and launches continue in other European countries. In December 2010, Ceplene® was approved for marketing in Israel. Upon Ministry of Health approval of labeling and other technical matters expected to be completed in the first half of 2011, Megapharm Ltd., our Israeli marketing partner, is expected to commence the commercial launch of Ceplene®.
In October 2010, we reached an agreement with the United States Food and Drug Administration, or FDA, on the design of a new confirmatory study of Ceplene® that is to be a two-arm, randomized, open-label trial comparing the efficacy of Ceplene® plus low-dose IL-2 to standard of care in this indication. Based on FDA guidance, the primary endpoint of the trial will be overall patient survival. In May 2011, we submitted to the FDA a detailed Phase III protocol. The FDA, via the Special Protocol Assessment, or SPA, procedure, will provide formal guidance regarding the trial’s design, clinical endpoints, statistical analysis and labeling claims. We expect to receive initial comments from the FDA in June 2011, and to reach an agreement with the FDA on all major protocol elements later in 2011. We also recently filed an application with the FDA to grant Ceplene® fast track status. In addition to other benefits, if granted, this should permit an expedited review of the Ceplene® NDA once it is filed.
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

Our late-stage pain product candidate, AmiKetTM cream, formerly known as EpiCeptTM NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2011, we presented data from our Phase IIb trial for AmiKetTM in chemotherapy-induced peripheral neuropathy, or CPN, which is being conducted by the NCI. CPN may affect 50% of women undergoing treatment for breast cancer. A common therapeutic agent for the treatment of advanced breast cancer is paclitaxel, and as many as 80% of the patients with advanced breast cancer experience some signs and symptoms of CPN, such as burning, tingling pain associated sometimes with mild muscular weakness, after high dose paclitaxel administration. The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program (CCOP). More than 460 cancer survivors suffering from painful CPN were enrolled in the six-week study. The results of the trial in the intent to treat (ITT) population demonstrated that the change in average daily neuropathy intensity scores in the AmiKetTM group achieved a statistically significant reduction in CPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Additionally, a pre-specified subgroup of the ITT population, those patients who previously received taxane chemotherapy, also showed a statistically significant reduction in average daily neuropathy intensity scores (p=0.034). This subgroup constituted more than 50% of the ITT population. Secondary efficacy endpoints confirmed the superiority of AmiKetTM vs. placebo. Furthermore, the safety profile of AmiKetTM was comparable to placebo.
Other than Ceplene®, none of our drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that our clinical data and that of our collaborators establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborative arrangements with third parties to participate in the clinical development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements may affect our development plan or capital requirements.
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
We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $253.0 million as of March 31, 2011. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:
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
Cash at March 31, 2011 is expected to be sufficient to fund our operations and meet our debt service requirements into 2012. Future funding is anticipated to be derived from sales of Ceplene® in Europe, fees from our strategic partners, and funding through public or private financings, strategic relationships or other arrangements. The Company is considering other financing opportunities, particularly those not reliant on the issuance of equity securities, to obtain additional cash resources to fund operations and clinical trials.

The Nasdaq Capital Market Listing
On October 6, 2010, we received a letter from the Nasdaq Listing Qualifications Department stating that we are not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days (pursuant to Listing Rule 5550(a)(2)). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until April 4, 2011, to regain compliance with the minimum bid price rule.
On April 6, 2011, we received a letter from the Nasdaq Listing Qualifications Department stating that we had not regained compliance with the minimum bid price requirement under Listing Rule 5550(a)(2) by April 4, 2011 and, as a result, our common stock would be subject to delisting from The Nasdaq Capital Market unless we requested an appeal before the Nasdaq Hearings Panel (the “Panel”). We requested such a hearing before the Panel, which is scheduled for May 12, 2011, and which stayed the delisting of our common stock pending the issuance of a decision by the Panel following the hearing. At the hearing, we will request continued listing on The Nasdaq Capital Market based upon our plan for demonstrating compliance with the applicable listing requirements. Pursuant to the Nasdaq Marketplace Rules, the Panel has the authority to grant us up to an additional 180 days from April 4, 2011 (i.e. October 1, 2011) to implement our plan of compliance.
Recent Events
None.
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
Revenue Recognition
We recognize revenue relating to our collaboration agreements in accordance with the SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, FASB Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements” (“ASC 605-25”), and Accounting Standards Update (“ASU”) 2009-13, “Multiple Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 supersedes certain guidance in ASC 605-25, and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). We adopted the provisions of ASU 2009-13 beginning on January 1, 2011. The adoption of ASU 2009-13 did not have a material effect on our financial statements. Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.
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

Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. We periodically review our estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. During 2010 we increased the estimated development period by an additional twelve months to reflect additional time required to obtain clinical data from our partner.
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
Royalty Expense
Upon receipt of marketing approval and commencement of commercial sales, some of which may not occur for several years, we will owe royalties to licensors of certain patents generally based upon net sales of the respective products. Under a license agreement with respect to AmiKetTM, we are obligated to pay royalties based on annual net sales derived from the products incorporating the licensed technology. Under a license agreement with respect to crolibulinTM, we are required to provide a portion of any sublicensing payments we receive if we relicense the series of compounds or make milestone payments, assuming the successful commercialization of the compound by us for the treatment of a cancer indication, as well as pay a royalty on product sales. Under a royalty agreement with respect to Ceplene®, we are obligated to pay royalties based on annual net sales derived from the products incorporating the licensed technology. In each case, our royalty obligation ends the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and (2) the expiration of the last EpiCept licensed patent.

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
During the three months ended March 31, 2011 and 2010, we issued approximately 1.4 million and 0.6 million stock options, respectively, with varying vesting provisions to certain of our employees. Based on the Black-Scholes valuation method (volatility — 110%, risk free rate — 1.93%-1.97%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2011, we estimated $0.9 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 3.75 years. During each of the three months ended March 31, 2011 and 2010, we recognized total share-based compensation of approximately $0.2 million, related to stock option grants. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
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
Other than Ceplene®, none of our drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that our clinical data and that of our collaborators establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.
Recent Accounting Pronouncements
On October 7, 2009, the FASB issued ASU 2009-13, “Multiple Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force” which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. We adopted the provisions of ASU 2009-13 beginning on January 1, 2011. Based on our current revenue arrangements, the adoption of ASU 2009-13 did not have a material impact on our financial statements.

Results of Operations
Three months ended March 31, 2011 and 2010
Revenues. During each of the three months ended March 31, 2011 and 2010, we recognized revenue of approximately $0.2 million from prior upfront licensing fees and milestone payments received from our strategic alliances, royalties with respect to certain technology, and product revenues from the sales of Ceplene® to Meda. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the Milestone Method and from our agreements with Myrexis, DURECT and GNI on a straight line method over the life of the last to expire patent. For the three months ended March 31, 2011 and 2010, we recognized revenue of $15,000 and $16,000, respectively, from royalties received with respect to acquired Maxim technology.
The current portion of deferred revenue as of March 31, 2011 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments received from our strategic alliances.
Cost of goods sold. Cost of goods sold was $0.1 million and $28,000 for the three months ended March 31, 2011 and 2010, respectively. Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®. During the first quarter of 2011, we expensed $0.1 million of Ceplene® inventory as we believe such inventory will not be sold prior to reaching its product expiration date.
Selling, general and administrative expense. Selling, general and administrative expense decreased by 32.2%, or $0.7 million, to $1.4 million for the three months ended March 31, 2011 from $2.1 million for the three months ended March 31, 2010. The decrease was primarily attributable to lower salary and salary related expenses of $0.2 million, lower promotion and advertising expenses of $0.2 million, and lower legal expenses of $0.1 million. Selling expenses have been significantly reduced, and we expect general and administrative expenses to remain at approximately current levels over the next few quarters.
Research and development expense. Research and development expense decreased by 17.4%, or $0.4 million, to $1.7 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010. The decrease was primarily attributable to lower regulatory fees for Ceplene®. During the first quarter of 2011, our clinical efforts were focused on our post-approval trial of Ceplene® for the European Medicines Agency, or EMA, and preparing the protocol for a confirmatory Phase III trial in the United States. During the first quarter of 2010, our clinical efforts were focused on our post-approval trial of Ceplene® for the EMA and our regulatory efforts were focused on the filing of our NDA for Ceplene® with the FDA and responding to questions from Health Canada concerning our NDS for Ceplene®.
Other income (expense). Our other income (expense) consisted of the following for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Other income (expense) consists of:
Interest income	2	3
Foreign exchange gain (loss)	504	(516)
Interest and amortization of debt discount and expense	(39)	(61)

Other income (expense), net	$467	$(574)

For the three months ended March 31, 2011, we recorded other income, net of $0.5 million as compared with other expense, net of $0.6 million for the three months ended March 31, 2010. Other income (expense), net was positively impacted by a $1.0 million change in foreign exchange gains.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any significant revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $253.0 million as of March 31, 2011, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position on March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in thousands)
Working capital	$5,966	$(1,887)
Cash and cash equivalents	10,212	2,435
Notes and loans payable, current portion	552	524
Notes and loans payable, long term portion	427	448
Working Capital
At March 31, 2011, we had working capital of $6.0 million consisting of current assets of $10.7 million and current liabilities of $4.7 million. This represents a favorable change in working capital of approximately $7.9 million from a working capital deficit of $1.9 million at December 31, 2010, which consisted of current assets of $2.9 million and current liabilities of $4.8 million. We funded our working capital and the cash portion of our 2011 operating loss with the cash proceeds from our March 2011, February 2011 and November 2010 financings.
Cash, Cash Equivalents and Marketable Securities
At March 31, 2011, our cash and cash equivalents totaled $10.2 million. At December 31, 2010, cash and cash equivalents totaled $2.4 million. Our cash and cash equivalents consist primarily of an interest bearing money market account. In March 2011, we sold approximately 7.1 million shares of common stock and warrants to purchase 5.7 million shares of common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs. In February 2011, we sold approximately 8.9 million shares of common stock and warrants to purchase 4.0 million shares of common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs.
In January 2010, we received $3.0 million from Meda in connection with the signing of the Ceplene® European marketing and distribution agreement and in May 2010 we received $2.0 million from Meda in connection with the launch of Ceplene® in Europe. In June 2010, we sold approximately 6.1 million shares of common stock and warrants to purchase 11.0 million shares of common stock for gross proceeds of $6.7 million, $6.2 million net of $0.5 million in transaction costs. In November 2010, we sold approximately 3.3 million shares of common stock and warrants to purchase 1.5 million shares of common stock for gross proceeds of $2.0 million, $1.9 million net of $0.1 million in transaction costs. During 2010, we sold approximately 31,000 shares of common stock through our at-the-market program for gross proceeds of $0.1 million and we received proceeds of $0.8 million from the exercise of approximately 1.4 million warrants.
Current and Future Liquidity Position
During the first quarter of 2011, we raised gross proceeds of $11.7 million, $10.9 million net of $0.8 million in transaction costs. As of March 31, 2011 we had approximately $10.2 million in cash and cash equivalents. Our anticipated average monthly cash operating expenses in 2011 is approximately $1.1 million. In addition, we are required to make a final interest and principal payment to our lender tbg on June 30, 2011 in the amount of approximately $0.5 million. We believe that our cash is sufficient to fund operations into 2012. We may receive cash from certain of our licensing partners during 2011 for achievement of clinical milestones, and we anticipate raising additional funds through the issuance of debt and/or equity to meet our cash needs. We are considering other financing opportunities, particularly those not reliant on the issuance of equity securities, to obtain additional cash resources for operations and for clinical trials.
We plan to out license our AmiKetTM compound to a third party who will complete clinical development and commercialize the product upon receipt of necessary regulatory approvals. Discussions with prospective partners are continuing, however at this time we are unable to determine whether or when such an agreement might be concluded or the amount of any fees that may be paid to us in 2011 in connection with the agreement.

If additional funds are raised by issuing equity, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be forced to delay, scale back, or eliminate some or all of our commercialization efforts for Ceplene® and our research and development programs or to cease operations entirely.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	revenues generated from the sale of Ceplene® in Europe, including payments from our marketing partner;
•	manufacturing costs of Ceplene®;
•	the timing, receipt and amount of front-end fees and milestone payments that may become payable through an AmiKetTM license;
•	progress in our research and development programs, as well as the magnitude of these programs;
•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;
•	the ability to establish and maintain additional collaborative arrangements;
•	the resources, time and costs required to successfully initiate and complete our preclinical and clinical trials, obtain regulatory approvals and protect our intellectual property;
•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and
•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
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
Operating Activities
Net cash used in operating activities for the first three months of 2011 was $3.4 million as compared to $1.5 million in the first three months of 2010. Cash was primarily used to fund our net loss for the applicable period resulting from research and development, selling, general and administrative and other expenses related to our convertible debt financing. Accounts payable and accrued expenses decreased by approximately $0.5 million as a result of paying vendors. The 2011 net loss was partially offset by a non-cash charge of $0.2 million of stock-based compensation and $0.5 million in foreign exchange gains. Deferred revenue decreased by $0.2 million to account for the portion of the deferred revenue received from our licensing partners that was recognized as revenue.
Investing Activities
Net cash used in investing activities for the first three months of 2011 was $1,000 compared with net cash provided by investing activities of $27,000 for the first three months of 2010. During the first quarter of 2010, cash was provided by the sale of equipment.
Financing Activities
Net cash provided by financing activities for the first three months of 2011 was $11.2 million compared to net cash used in financing activities of $0.1 million for the first three months of 2010. In March 2011, we raised $4.6 million in gross proceeds, $4.3 million net of $0.3 million in transaction costs, in connection with the issuance of common stock and warrants. In February 2011, we raised $7.1 million gross proceeds, $6.6 million net of $0.5 million in transaction costs, in connection with the issuance of common stock and warrants.
During the first quarter of 2010, we incurred transaction costs of $0.1 million in establishing our at-the-market program. We also received proceeds of $33,000 related to the exercise of approximately 0.1 million warrants in the first three months of 2010.

Contractual Obligations
As of March 31, 2011, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of March 31, 2011):

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Long-term debt	$552	$532	$—	$—	$1,084
Interest expense	57	70	—	—	127
Operating leases	1,094	1,396	19	—	2,509
Other obligations	3,012	2,933	45	—	5,990

Total	$4,715	$4,931	$64	$—	$9,710

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

$25.0 million 7.5556% Convertible Notes Due 2014. On February 4, 2009, we issued $25.0 million principal aggregate amount of 7.5556% convertible subordinated notes due February 2014 and five and-a-half year warrants to purchase approximately 4.2 million shares of common stock at an exercise price of $3.105 per share. Each $1,000 in principal aggregate amount of the notes is initially convertible into approximately 371 shares of Common Stock, at the option of the holders or upon specified events, including a change of control, and if our common stock trades at or greater than $5.10 a share for 20 out of 30 days, beginning February 9, 2010. Upon any conversion or redemption of the notes, the holders will receive a make-whole payment in an amount equal to the interest payable through the scheduled maturity of the converted or redeemed notes, less any interest paid before such conversion or redemption. Interest is due and payable on the notes semi-annually in arrears on June 30 and December 31, beginning on June 30, 2009.
We allocated the $25.0 million in proceeds between the convertible subordinated notes and the warrants based on their relative fair values. We calculated the fair value of the warrants at the date of the transaction at approximately $8.8 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding convertible subordinated notes using the effective interest method. At the date of the transaction, the fair value of the warrants of $8.8 million was determined utilizing the Black-Scholes option pricing model under the following assumptions: dividend yield of 0%, risk free interest rate of 1.99%, volatility of 118% and an expected life of five years. During 2009, we recognized approximately $8.6 million of non-cash interest expense related to the accretion of the debt discount as a result of the conversion of $24.5 million of the convertible subordinated notes into approximately 9.1 million shares of our common stock.
As of March 31, 2011, after giving effect to the conversions into common stock, the remaining aggregate principal amount of the Notes outstanding is $0.5 million.
$0.8 million Due 2012. In July 2006, Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at March 31, 2011 is $0.2 million.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2014. Long-term commitments under operating leases for facilities leased by Maxim and retained by us relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. In June 2008, we defaulted on our lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent. At March 31, 2011, we are current with our lease payments on this facility. We discontinued our drug discovery activities at this location and are currently looking to sublease the premises located in San Diego, California.
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of March 31, 2011, we may be required to make future milestone payments, totaling approximately $6.0 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
We are also obligated to make future royalty payments to three of our collaborators under existing license agreements, based on net sales of Ceplene®, AmiKetTM and crolibulinTM, to the extent revenues on such products are realized. We cannot reasonably determine the amount and timing of such royalty payments and they are not included in the table above.

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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the United States and Exchange Commission rules and forms.
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed report.
Risks Related to our Financial Condition and Business
We have limited liquidity and, as a result, may not be able to meet our obligations.
As of March 31, 2011 we had approximately $10.2 million in cash and cash equivalents. In March 2011, we sold approximately 7.1 million shares of common stock and warrants to purchase 5.7 million shares of common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs. In February 2011, we sold approximately 8.9 million shares of common stock and warrants to purchase 4.0 million shares of common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs. Our anticipated average monthly cash operating expense in 2011 is approximately $1.1 million per month. In addition, we are required to make a final interest and principal payment to our lender tbg on June 30, 2011 in the amount of approximately $0.5 million. We believe that our cash is sufficient to fund operations into 2012. We may receive cash from certain of our licensing partners during 2011 for achievement of clinical milestones, and we are considering other financing opportunities, particularly those not reliant on the issuance of equity securities, to obtain additional cash resources to fund operations and for clinical trials.
We plan to out-license our AmiKetTM compound to a third party who will complete clinical development and commercialize the product upon receipt of necessary regulatory approvals. Discussions with prospective partners are continuing, however at this time we are unable to determine whether or when such an agreement might be concluded or the amount of any fees that may be paid to us in 2011 in connection with the agreement.
If additional funds are raised by issuing equity, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be forced to delay, scale back, or eliminate some or all of our commercialization efforts for Ceplene® and our research and development programs or to cease operations entirely.
We may not be able to continue as a going concern.
Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2010, which was included in our Annual Report on Form 10-K, with respect to this uncertainty. We will need to generate significant revenue from the sale of Ceplene® or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.
Risks Relating to our Common Stock
Our common stock may be delisted from The Nasdaq Capital Market or the Nasdaq OMX Stockholm Exchange, which may make it more difficult for you to sell your shares.
In October 2010, we received a letter from the Nasdaq Listing Qualifications Department stating that we are not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days (pursuant to Listing Rule 5550(a)(2)). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until April 4, 2011, to regain compliance with the minimum bid price rule

On April 6, 2011, we received a letter from the Nasdaq Listing Qualifications Department stating that we had not regained compliance with the minimum bid price requirement under Listing Rule 5550(a)(2) by April 4, 2011 and, as a result, our common stock would be subject to delisting from The Nasdaq Capital Market unless we requested an appeal before the Nasdaq Hearings Panel (the “Panel”). We requested such a hearing before the Panel, which is scheduled for May 12, 2011, and which stayed the delisting of our common stock pending the issuance of a decision by the Panel following the hearing. At the hearing, we will request continued listing on The Nasdaq Capital Market based upon our plan for demonstrating compliance with the applicable listing requirements. Pursuant to the Nasdaq Marketplace Rules, the Panel has the authority to grant us up to an additional 180 days from April 4, 2011 (i.e. October 1, 2011) to implement our plan of compliance.
Delisting of our common stock by The Nasdaq Capital Market may result in the delisting of our common stock on the Nasdaq OMX Stockholm Exchange in Sweden. The delisting of our common stock on The Nasdaq Capital Market or the Nasdaq OMX Stockholm Exchange could adversely affect the market price and liquidity of our common stock and warrants, your ability to sell your shares of our common stock and our ability to raise capital.

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

3.4	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 18, 2010).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 11, 2011).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K filed March 30, 2011).

10.1	Securities Purchase Agreement, dated February 7, 2011 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 11, 2011).

10.2	Amendment to Placement Agent Agreement, dated February 11, 2011 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed February 11, 2011).

10.3	Securities Purchase Agreement, dated March 28, 2011 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed March 30, 2011).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
May 10, 2011	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer