Form 10-Q
period 2011-06-30
EPICEPT CORP
filed 2011-08-15
CIK 1208261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2011 the Registrant had outstanding 71,003,667 shares of its $.0001 par value Common Stock.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

Part II. Other Information

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults upon Senior Securities	36

Item 4. (removed and reserved)	36

Item 5. Other Information	36

Item 6. Exhibits	37

SIGNATURE PAGE	38

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements.
EpiCept Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$14,578	$2,435
Inventory	166	179
Prepaid expenses and other current assets	374	333

Total current assets	15,118	2,947
Restricted cash	70	189
Property and equipment, net	162	222
Long-term inventory	504	825
Deferred financing costs	993	506

Total assets	$16,847	$4,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$1,627	$1,244
Accrued research contract costs	843	859
Other accrued liabilities	1,717	1,286
Notes and loans payable, current portion	2,063	524
Deferred revenue, current portion	908	921

Total current liabilities	7,158	4,834
Notes and loans payable	6,141	62
7.5556% Convertible Subordinated Notes Due 2014	—	386
Deferred revenue	12,472	12,905
Deferred rent and other noncurrent liabilities	801	637

Total liabilities	26,572	18,824

Commitments and contingencies

Common stock, $.0001 par value; authorized 225,000,000 shares; issued 71,007,834 and 54,991,535 shares at June 30, 2011 and December 31, 2010, respectively	7	5
Additional paid-in capital	218,525	210,540
Warrants	31,156	27,227
Accumulated deficit	(257,390)	(250,582)
Accumulated other comprehensive loss	(1,948)	(1,250)
Treasury stock, at cost (4,167 shares)	(75)	(75)

Total stockholders’ deficit	(9,725)	(14,135)

Total liabilities and stockholders’ deficit	$16,847	$4,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Net product sales	$1	$53	$1	$65
Licensing and other revenue	223	198	461	381

Total revenue	224	251	462	446

Costs and expenses:
Costs of goods sold	270	62	360	90
Selling, general and administrative	2,042	1,721	3,436	3,777
Research and development	1,991	2,552	3,675	4,592

Total costs and expenses	4,303	4,335	7,471	8,459

Loss from operations	(4,079)	(4,084)	(7,009)	(8,013)

Other income (expense):
Interest income	4	1	6	3
Foreign exchange gain (loss)	155	(728)	659	(1,244)
Interest expense (see Note 3)	(422)	(78)	(461)	(138)

Other income (expense), net	(263)	(805)	204	(1,379)

Net loss before income taxes	(4,342)	(4,889)	(6,805)	(9,392)
Income taxes	—	—	(3)	(5)

Net loss	$(4,342)	$(4,889)	$(6,808)	$(9,397)

Basic and diluted loss per common share	$(0.06)	$(0.11)	$(0.10)	$(0.21)

Weighted average common shares outstanding	70,993,924	44,274,642	65,578,505	44,217,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit

Balance at December 31, 2010	54,991,535	$5	$210,540	$27,227	$(250,582)	$(1,250)	$(75)	$(14,135)

Net loss	—	—	—	—	(6,808)	—	—	(6,808)
Foreign currency translation adjustment	—	—	—	—	—	(698)	—	(698)

Comprehensive loss, net of tax	—	—	—	—	(6,808)	(698)	—	(7,506)

Issuance of common stock and warrants, net of issuance costs	16,001,924	2	7,485	3,385	—	—	—	10,872
Issuance of restricted common stock, net	14,375	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	544	—	—	—	544
Amortization of deferred stock compensation	—	—	500	—	—	—	—	500

Balance at June 30, 2011	71,007,834	$7	$218,525	$31,156	$(257,390)	$(1,948)	$(75)	$(9,725)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,808)	$(9,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	101
Gain on disposal of assets	—	(27)
Foreign exchange (gain) loss	(659)	1,244
Stock-based compensation expense	500	458
Excess inventory expense	361	—
Amortization of deferred financing costs and discount on loans	211	22
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	14	(44)
Increase in inventory	(27)	(306)
(Increase) decrease in prepaid expenses and other current assets	(55)	42
Increase in accounts payable	227	623
(Decrease) increase in accrued research contract costs	(16)	114
Increase (decrease) in other accrued liabilities	425	(13)
Increase in deferred revenue	—	5,000
Recognition of deferred revenue	(445)	(365)
Decrease in other liabilities	(136)	(207)

Net cash used in operating activities	(6,344)	(2,755)

Cash flows from investing activities:
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	118	20
Proceeds from sale of property and equipment	—	27
Purchases of property and equipment	(2)	(2)

Net cash provided by investing activities	116	45

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	62
Proceeds from issuance of common stock and warrants, net of issuance costs	10,872	6,389
Proceeds from loans and warrants	8,600	—
Deferred financing costs	(95)	(109)
Repayment of loans	(1,015)	(426)

Net cash provided by financing activities	18,362	5,916

Effect of exchange rate changes on cash and cash equivalents	9	(1)

Net increase in cash and cash equivalents	12,143	3,205
Cash and cash equivalents at beginning of year	2,435	5,142

Cash and cash equivalents at end of period	$14,578	$8,347

Supplemental disclosure of cash flow information:
Cash paid for interest	$124	$77
Cash paid for income taxes	2	5
Supplemental disclosure of non-cash financing activities:
Unpaid costs associated with issuance of common stock	—	82
Unpaid financing costs	658	415
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
In January 2010, EpiCept completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® commenced in the United Kingdom in April 2010 and launches are continuing in other European countries. In December 2010, Ceplene® was approved for marketing in Israel. Following Ministry of Health approval of labeling and other technical matters, Megapharm Ltd., EpiCept’s marketing partner, is expected to commence the commercial launch of Ceplene®.
In October 2010, the Company conferred with the United States Food and Drug Administration (“FDA”) and verbally agreed on the design of a new confirmatory study of Ceplene® comparing the efficacy of Ceplene® plus low-dose IL-2 to standard of care in this indication. Based on FDA guidance, the primary endpoint of the trial will be overall patient survival. In May 2011, EpiCept submitted to the FDA a detailed Phase III protocol. The Company received initial written responses from the FDA in June 2011. Among those responses, the FDA noted that in contrast to its earlier position it is now proposing that the trial attempt to isolate Ceplene’s effect by including an IL-2 monotherapy arm in the trial protocol. The Company is expected to meet with the FDA to reconcile the major protocol elements later in 2011.
The Company’s other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with solid tumors and lymphomas. In December 2010, the National Cancer Institute (“NCI”) initiated a Phase II clinical trial for crolibulinTM to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (“ATC”). Trial enrollment has progressed to the second dosing cohort and the combination is demonstrating good tolerability. AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myrexis, Inc., as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain.
The Company’s late-stage pain product candidate, AmiKetTM cream (formerly known as EpiCeptTM NP-1), is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2011, the Company presented data from its Phase IIb trial for AmiKetTM in chemotherapy-induced peripheral neuropathy (“CIPN”). The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program (“CCOP”). More than 460 cancer survivors suffering from painful CIPN were enrolled in the six-week study. The results of the trial in the intent to treat (“ITT”) population demonstrated that the change in average daily neuropathy intensity scores in the AmiKetTM group achieved a statistically significant reduction in CIPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Secondary efficacy endpoints confirmed the superiority of AmiKetTM vs. placebo. Furthermore, the safety profile of AmiKetTM was comparable to placebo. During the second quarter of 2011, the Company commenced designing a Phase III program intended to support a New Drug Application (“NDA”) of AmiKet™ for this indication. A Phase III clinical trial protocol is in preparation and is anticipated to be reviewed with the FDA later this year. A Special Protocol Assessment will be sought for this program. A successful outcome of an end of Phase II meeting with the FDA will provide clarity with respect to clinical data required for approval in CIPN and will help successfully advance ongoing partnership discussions.
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
2. Basis of Presentation
The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and selling, general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $257.4 million as of June 30, 2011. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:
•	continues to conduct clinical trials for its product candidates;

•	seeks regulatory approvals for its product candidates;

•	develops, formulates, and commercializes its products and product candidates;

•	implements additional internal systems and develops new infrastructure;

•	acquires or in-licenses additional products or technologies or expands the use of its technologies;

•	maintains, defends and expands the scope of its intellectual property; and

•	hires additional personnel.
The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations and meet its debt service requirements into the second quarter of 2012. The Company is considering various financing opportunities to obtain additional cash resources to fund operations and clinical trials.
The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, the condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of June 30, 2011 and the results of operations and cash flows for the periods ended June 30, 2011 and 2010 have been made. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company had no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2011 and 2010. Income tax expense for the three and six months ended June 30, 2011 and 2010 is primarily due to minimum state and local income taxes.
The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2011 and December 31, 2010, a full valuation allowance has been applied against the Company’s net deferred tax assets because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

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

	June 30,
	2011	2010

Common stock options	4,463,210	3,099,858
Restricted stock and restricted stock units	319,816	79,918
Shares issuable upon conversion of convertible debt	—	185,185
Warrants	34,474,188	23,540,995

Total shares excluded from calculation	39,257,214	26,905,956

Interest Expense:
Interest expense consisted of the following for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in $000s)		(in $000s)

Interest expense	$(222)	$(67)	$(250)	$(116)
Amortization of debt issuance costs and discount	(200)	(11)	(211)	(22)

Interest and amortization of debt discount and expense	$(422)	$(78)	$(461)	$(138)

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash
The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at June 30, 2011. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised its right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid expense.
On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014. Approximately $0.1 million remained in escrow for payment of the interest on the remaining notes not converted. The remaining principal amount of the notes plus interest was paid in June 2011.
Inventory
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.
As of June 30, 2011 and December 31, 2010, inventory consists of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$155	$144
Work-in-process	515	860
Finished goods	—	—

Total inventory	$670	$1,004

Recognized as:
Inventory	$166	$179
Long-term inventory	504	825

During the first six months of 2011, the Company expensed $0.4 million of Ceplene® inventory as it believes such inventory will not be sold prior to reaching its product expiration date. The portion of inventory classified as long-term is not expected to be realized in cash or sold or consumed during the normal operating cycle of the Company.
Prepaid Expenses and Other Current Assets:
As of June 30, 2011 and December 31, 2010, prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Prepaid expenses	$163	$151
Prepaid insurance	132	158
Other	79	24

Total prepaid expenses and other current assets	$374	$333

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
As of June 30, 2011 and December 31, 2010, property and equipment consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Furniture, office and laboratory equipment	$983	$977
Leasehold improvements	764	763

	1,747	1,740
Less accumulated depreciation	(1,585)	(1,518)

	$162	$222

Depreciation expense was approximately $0.1 million for each of the six months ended June 30, 2011 and 2010, respectively.
Deferred Financing Cost
Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. As of June 30, 2011 and December 31, 2010, deferred financing costs were approximately $1.0 million and $0.5 million, respectively. Amortization expense was $0.2 million and $22,000 for each of the six months ended June 30, 2011 and 2010, respectively.
Other Comprehensive Loss
A summary of other comprehensive loss for three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in $000s)		(in $000s)

Net loss	$(4,342)	$(4,889)	$(6,808)	$(9,397)
Foreign currency translation gain (loss)	(167)	835	(698)	1,439

Total other comprehensive loss	$(4,509)	$(4,054)	$(7,506)	$(7,958)

At June 30, 2011 and December 31, 2010, the Company’s only element of accumulated other comprehensive loss was foreign currency translation adjustments of ($1.9) million and ($1.3) million, respectively.

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
The financial instruments recorded in the Company’s Consolidated Balance Sheets consist primarily of cash and cash equivalents, accounts payable and the Company’s debt obligations. The carrying amounts of the Company’s cash and cash equivalents and accounts payable approximate fair value due to their short-term nature. The fair market value of the Company’s convertible and non-convertible loans is based on the present value of their cash flows discounted at a rate that approximates current market returns for issues of similar risk.
The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in millions)

Non-convertible loans	8.7	8.7	0.6	0.6
Convertible loans	—	—	0.5	0.6
Recent Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” which amends Topic 220, Comprehensive Income. ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the provisions of ASU 2011-05 beginning on January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends ASC 820 “Fair Value Measurement”. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

4. License Agreements
Meda AB
In January 2010, the Company entered into an exclusive commercialization agreement for Ceplene® with Meda AB (“Meda”), a leading international specialty pharmaceutical company based in Stockholm, Sweden. Under the terms of the agreement, the Company granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia. The Company received a $3.0 million fee on signing and an additional $2.0 million milestone payment in May 2010 upon the first commercial sale of Ceplene® in a major European market, which have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda. Additional potential payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales. The Company will also receive an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties and is responsible for Ceplene®’s commercial supply. The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months prior written notice. The agreement can also be terminated by mutual agreement or for cause. The Company recognized revenue from Meda relating to the signing fee and milestone payment of approximately $0.1 million for each of the three months ended June 30, 2011 and 2010 and approximately $0.3 million and $0.1 million, respectively, for the six months ended June 30, 2011 and 2010 . The Company recognized revenue relating to commercial sales of Ceplene® of approximately $1,000 for each of the three and six months ended June 30, 2011. For the three and six months ended June 30, 2010, the Company recognized revenue relating to commercial sales of Ceplene® of approximately $53,000 and $65,000, respectively.
Myrexis, Inc.
In connection with its merger with Maxim Pharmaceuticals on January 4, 2006, EpiCept acquired a license agreement with Myrexis Inc. (“Myrexis”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis. Under the terms of the agreement, Maxim granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3.0 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales. In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024. For each of the three months ended June 30, 2011 and 2010, the Company recorded revenue from Myrexis of approximately $15,000. For each of the six months ended June 30, 2011 and 2010, the Company recorded revenue from Myrexis of approximately $31,000.
DURECT Corporation (DURECT)
In December 2006, the Company entered into a license agreement with DURECT Corporation (“DURECT”), pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the life of the last to expire patent. The Company recorded revenue from DURECT of approximately $68,000 for each of the three months ended June 30, 2011 and June 30, 2010, and approximately $136,000 for each of the six months ended June 30, 2011 and June 30, 2010.

Endo Pharmaceuticals Inc. (Endo)
In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non- sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. For the three months ended June 30, 2011 and 2010, the Company recorded revenue from Endo of approximately $10,000 and $2,000, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded revenue from Endo of approximately $20,000 and $8,000, respectively.
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
5. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)

Accrued professional fees	$414	$277
Accrued salaries and employee benefits	627	554
Accrued financing expenses	195	—
Other accrued liabilities	481	455

Total other accrued liabilities	$1,717	$1,286

6. Notes, Loans and Financing
The Company is a party to several loan agreements in the following amounts:

	June 30,	December 31,
	2011	2010
	(in thousands)

Ten-year, non-amortizing loan due June 30, 2011 (1)	$—	$410
7.5556% convertible subordinated notes due February 9, 2014 (2)	—	500
July 2006 note due July 1, 2012 (3)	121	176
May 2011 senior secured term loan due May 27, 2014 (4)	8,600	—

Total notes and loans payable and 7.5556% Convertible Subordinated Notes, before debt discount	8,721	1,086
Less: Debt discount	517	114

Total notes and loans payable and 7.5556% Convertible Subordinated Notes	8,204	972
Less: Notes and loans payable, current portion	2,063	524

Notes and loans payable and 7.5556% Convertible Subordinated Notes, long-term	$6,141	$448

(1)	In August 1997, EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”). The loan initially bore interest at 6% per annum. The loan was amended several times resulting in extensions of the repayment period and an increase in the interest rate to 7.38%. The loan was repaid in full in June 2011.

(2)	On February 4, 2009, the Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due February 2014 and five-and-a-half year warrants to purchase approximately 4.2 million shares of common stock at an exercise price of $3.105 per share. Each $1,000 in principal aggregate amount of the notes is initially convertible into approximately 371 shares of Common Stock, at the option of the holders or upon specified events, including a change of control, and if the Company’s common stock trades at or greater than $5.10 a share for 20 out of 30 days, beginning February 9, 2010. Upon any conversion or redemption of the notes, the holders would receive a make-whole payment in an amount equal to the interest payable through the scheduled maturity of the converted or redeemed notes, less any interest paid before such conversion or redemption. Interest was due and payable on the notes semi-annually in arrears on June 30 and December 31, beginning on June 30, 2009.

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

In June 2011, the remaining $0.5 million of convertible subordinated notes plus approximately $0.1 million in make-whole interest was repaid prior to the note’s scheduled maturity. In June 2011, the Company recognized approximately $0.1 million of non-cash interest expense related to the accelerated accretion of the remaining debt discount.

(3)	In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month.

(4)	In May 2011, the Company entered into a senior secured term loan in the amount of $8.6 million with Midcap Financial, LLC., (“Midcap”). The Company may borrow an additional $2.0 million from Midcap on or before December 31, 2011 upon meeting certain conditions, including the commencement of a Phase III clinical trial. The interest rate on the loan is 11.5% per year. The Company incurred approximately $0.1 million in issuance costs in connection with the loan and is required to pay a $0.3 million fee on the maturity date of the loan. In addition, the Company issued five year common stock purchase warrants to Midcap granting them the right to purchase 1.1 million shares of the Company’s common stock at an exercise price of $0.63 per share. The basic terms of the loan require monthly payments of interest only through November 1, 2011, with 30 monthly payments of principal and interest which is to commence on December 1, 2011. Any outstanding balance of the loan and accrued interest is to be repaid on May 27, 2014. In connection with the terms of the loan agreement, the Company granted Midcap a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years. During the six months ended June 30, 2011, the Company recognized approximately $27,000 of non-cash interest expense related to the accretion of the debt discount.

The Company’s term loan with Midcap contains a subjective acceleration clause, which allows the lender to accelerate the loan’s due date in the event of a material adverse change in the Company’s ability to pay its obligations when due. The Company believes that the likelihood of the due date being accelerated in this manner is not probable given the lender’s historic aversion to such action, the Company’s future prospects and its historic ability to raise financing when required, and therefore the Company has classified loan repayments due more than twelve months from the date of these financial statements as a long term liability.

7. Common Stock and Common Stock Warrants
In the May 2011 Midcap financing, the Company Issued five year common stock purchase warrants granting Midcap the right to purchase 1.1 million shares of the Company’s common stock at an exercise price of $0.63 per share. The warrants issued to Midcap met the requirements of and are being accounted for as equity in accordance with ASC 815-40. The fair value of the warrants was $0.5 million.
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
In February 2011, the Company raised $7.1 million in gross proceeds, $6.6 million net of $0.5 million in transaction costs, through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities. Approximately 8.9 million shares of the Company’s common stock were sold at a price of $0.80 per share. Five year common stock purchase warrants were issued to investors and the placement agent granting them the right to purchase approximately 3.6 million and 0.4 million shares of the Company’s common stock at an exercise price of $0.75 and $1.00 per share, respectively. The Company allocated the $7.1 million in gross proceeds between the common stock and the warrants based on their relative fair values. Approximately $1.7 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.
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

The following table summarizes information about warrants outstanding at June 30, 2011:

	Expiration	Common Shares
Issued in Connection With	Date	Issuable	Exercise Price
February 2006 stock issuance	2011	340,069	12.00
December 2006 stock issuance	2011	1,284,933	4.41
June 2007 stock issuance	2012	889,576	8.79
Termination of sublicense agreement	2012	83,333	5.88
October 2007 stock issuance	2013	709,745	5.64
December 2007 stock issuance	2013	555,555	4.50
March 2008 stock issuance	2013	1,011,744	2.58
2006 senior secured term loan	2013	27,968	1.17
2006 senior secured term loan	2013	325,203	1.23
June 2008 stock issuance	2013	766,667	1.17
July 2008 stock issuance	2013	33,333	1.17
August 1, 2008 stock issuance	2013	92,166	2.04
August 11, 2008 stock issuance	2013	60,409	1.89
August 11, 2008 stock issuance	2013	460,830	2.08
August 11, 2008 stock issuance	2013	86,748	2.85
February 2009 convertible debt (See Note 6)	2014	3,703,704	3.11
February 2009 convertible debt (See Note 6)	2013	462,963	3.87
June 2009 stock issuance	2013	1,400,000	2.70
June 2009 stock issuance	2013	200,000	3.00
June 2010 stock issuance	2011	6,136,363	1.64
June 2010 stock issuance	2015	4,602,273	1.64
June 2010 stock issuance	2015	306,818	1.38
November 2010 stock issuance	2015	163,935	0.76
February 2011 stock issuance	2016	3,570,000	0.75
February 2011 stock issuance	2016	446,250	1.00
March 2011 stock issuance	2016	5,307,693	0.72
March 2011 stock issuance	2016	353,847	0.81
May 2011 senior secured term loan	2016	1,092,063	0.63

Total		34,474,188	$2.13

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

2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. During the six months ended June 30, 2011, the Company’s Board of Directors granted approximately 1.4 million options to purchase shares of the Company’s common stock at a weighted average exercise price of $0.86 per share to certain employees. The Company estimates that $0.9 million of stock based compensation related to 2011 options granted will be recognized as compensation expense over the vesting period.
Following the departure of a former director, the Company agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase the Company’s common stock from three months following the effective date of his resignation, June 14, 2011, to the expiration date of each option granted to the former director. Additionally, all options that were not vested on the date of his resignation will continue to vest. The Company recorded compensation expense related to the modification of the exercise period and vesting period of $32,000 in the second quarter of 2011. Additional compensation expense of $30,000 will be recognized over the remaining vesting period of one year for the non-vested options.
The following table presents the total employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan included in the consolidated statement of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in $000s)		(in $000s)
Selling, general and administrative	$201	$166	$366	$291
Research and development	67	75	134	143

Stock-based compensation expense before income taxes	268	241	500	434
Benefit for income taxes (1)	—	—	—	—

Net compensation expense	$268	$241	$500	$434

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.
Summarized information for stock option grants for the six months ended June 30, 2011 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Options outstanding at December 31, 2010	3,044,073	$7.11	7.13	$34,358

Granted	1,445,000	0.86
Exercised	—	—
Forfeited	(15,883)	2.36
Expired	(9,980)	78.46

Options outstanding at June 30, 2011	4,463,210	$4.94	7.59	$—

Vested or expected to vest at June 30, 2011	4,252,599	$5.12	6.27	$—

Options exercisable at June 30, 2011	2,357,099	$8.22	6.27	$—

There were no stock option exercises during each of the six months ended June 30, 2011 and 2010. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2011 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the six months ended June 30, 2011 and 2010 was $0.68 and $1.55, respectively.

As of June 30, 2011, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $1.8 million, which will be amortized over the weighted-average remaining requisite service period of 3.0 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30,
	2011	2010
Expected volatility	110%	108.0-109.0%
Risk free interest rate	1.93% – 2.06%	2.17 – 2.39%
Dividend yield	—	—
Expected life	5 Years	5 Years
Restricted Stock Units
Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors during each of the six months ended June 30, 2011 and 2010. Typically, restricted stock units entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the vesting term, ranging from one year to four years. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the six months ended June 30, 2011 is as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date Value Per Share
Nonvested at December 31, 2010	75,441	$3.72
Granted	258,750	0.52
Vested	(14,375)	2.43
Forfeited	—	—

Nonvested at June 30, 2011	319,816	$1.03

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
For the six months ended June 30, 2011 and 2010, the Company recorded an expense of $0 and $23,000 respectively, based on the estimated number of shares to be purchased.

9. Legal Proceedings
On November 25, 2008 plaintiffs Kenton L. Crowley and John A. Flores filed a complaint against EpiCept in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. Discovery was conducted in 2010 and 2011 and is now complete. The Company filed a motion for summary judgment on April 29, 2011. The Company believes this complaint is entirely without merit, but as the complaint may go to trial in late 2011, it has recorded a reserve of approximately $0.2 million to cover any potential liability.
10. Segment Information
The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.
Geographic information for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in $000s)		(in $000s)
Revenue
United States	$222	$189	$459	$355
Germany	2	—	3	1

	$224	$189	$462	$356

Net loss (income)
United States	$4,352	$4,012	$7,145	$7,749
Germany	(10)	877	(337)	1,648

	$4,342	$4,889	$6,808	$9,397

	June 30,	December 31,
	2011	2010
	(in thousands)
Total Assets
United States	$16,651	$4,564
Germany	196	125

	$16,847	$4,689

Long Lived Assets, net
United States	$153	$211
Germany	9	11

	$162	$222

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
In January 2010 we completed an agreement with Meda AB of Sweden to market and sell Ceplene® in Europe and certain Pacific Rim countries. The commercial launch of Ceplene® commenced in the United Kingdom in April 2010 and launches continue in other European countries. In December 2010, Ceplene® was approved for marketing in Israel. Following Ministry of Health approval of labeling and other technical matters, Megapharm Ltd., our Israeli marketing partner, is expected to commence the commercial launch of Ceplene®.
In October 2010, we conferred with the United States Food and Drug Administration, or FDA, and verbally agreed on the design of a new confirmatory study of Ceplene® comparing the efficacy of Ceplene® plus low-dose IL-2 to standard of care in this indication. Based on FDA guidance, the primary endpoint of the trial will be overall patient survival. In May 2011, we submitted to the FDA a detailed Phase III protocol. We received initial written responses from the FDA in June 2011. Among those responses, the FDA noted that in contrast to its earlier position it is now proposing that the trial attempt to isolate Ceplene’s effect by including an IL-2 monotherapy arm in the trial protocol. We expect to meet with the FDA to reconcile all major protocol elements later in 2011.
Our other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. In December 2010, the National Cancer Institute, or NCI, initiated a Phase II trial with crolibulinTM. The trial will assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer, or ATC. Trial enrollment has progressed to the second dosing cohort and the combination is demonstrating good tolerability. AzixaTM, an apoptosis inducer with VDA activity licensed by us to Myrexis, Inc., or Myrexis, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II clinical trials in patients with primary glioblastoma and cancer that has metastasized to the brain. In December 2010, Myrexis began a Phase IIb clinical study of AzixaTM to treat glioblastoma multiforme, an aggressive brain tumor, in order to evaluate AzixaTM combination therapy as a first-line GBM treatment. The study will enroll as many as 120 patients in the U.S. and India. AzixaTM has received orphan drug status in the United States for the treatment of glioblastoma.
Our late-stage pain product candidate, AmiKetTM cream, formerly known as EpiCeptTM NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2011, we presented data from our Phase IIb trial for AmiKetTM in chemotherapy-induced peripheral neuropathy, or CIPN, which was conducted by the NCI. CIPN may affect 50% of women undergoing treatment for breast cancer. A common therapeutic agent for the treatment of advanced breast cancer is paclitaxel, and as many as 80% of the patients with advanced breast cancer experience some signs and symptoms of CIPN, such as burning, tingling pain associated sometimes with mild muscular weakness, after high dose paclitaxel administration. The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program (CCOP). More than 460 cancer survivors suffering from painful CIPN were enrolled in the six-week study. The results of the trial in the intent to treat (ITT) population demonstrated that the change in average daily neuropathy intensity scores in the AmiKetTM group achieved a statistically significant reduction in CIPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Additionally, a pre-specified subgroup of the ITT population, those patients who previously received taxane chemotherapy, also showed a statistically significant reduction in average daily neuropathy intensity scores (p=0.034). This subgroup constituted more than 50% of the ITT population. Secondary efficacy endpoints confirmed the superiority of AmiKetTM vs. placebo. Furthermore, the safety profile of AmiKetTM was comparable to placebo. During the second quarter of 2011, we commenced designing a Phase III program intended to support a New Drug Application (“NDA”) of AmiKet™ for this indication. A Phase III clinical trial protocol is in preparation and is anticipated to be reviewed with the FDA later this year. A Special Protocol Assessment will be sought for this program. A successful outcome of an end of Phase II meeting with the FDA will provide clarity with respect to clinical data required for approval in CIPN and will help successfully advance ongoing partnership discussions.
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
We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $257.4 million as of June 30, 2011. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:
•	continue to conduct clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, and commercialize our products and product candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-licenses additional products or technologies or expand the use of our technologies;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.
Cash at June 30, 2011 is expected to be sufficient to fund our operations and meet our debt service requirements into the second quarter of 2012. Future funding is anticipated to be derived from sales of Ceplene® in Europe, fees from our strategic partners, and funding through public or private financings, strategic relationships or other arrangements. The Company is considering other financing opportunities to obtain additional cash resources to fund operations and clinical trials.

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
On April 6, 2011, we received a letter from the Nasdaq Listing Qualifications Department stating that we had not regained compliance with the minimum bid price requirement under Listing Rule 5550(a)(2) by April 4, 2011 and, as a result, our common stock was subject to delisting from The Nasdaq Capital Market unless we requested an appeal before the Nasdaq Hearings Panel (the “Panel”). We requested such a hearing before the Panel, which occurred in May 2011, resulting in the Panel granting our request for additional time to regain compliance with the minimum bid price rule. On or before September 30, 2011, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days (or, under certain circumstances, such longer period as the Panel may determine) or our stock will be delisted from the Nasdaq Capital Market.
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
Accounting for stock-based compensation granted by us requires fair value estimates of the equity instrument granted or sold. If our estimate of the fair value of stock-based compensation is too high or too low, it will have the effect of overstating or understating expenses. When stock-based grants are made in exchange for the receipt of goods or services, we estimate the value of the stock-based compensation based upon the value of our common stock.
During the six months ended June 30, 2011 and 2010, we issued approximately 1.4 million and 0.8 million stock options, respectively, with varying vesting provisions to certain of our employees. Based on the Black-Scholes valuation method (volatility — 110%, risk free rate - 1.93%-2.06%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2011, we estimated $0.9 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 3.5 years. During the six months ended June 30, 2011 and 2010, we recognized total share-based compensation of approximately $0.5 million and $0.4 million, respectively, related to stock option grants. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.
Following the departure of a former director, we agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase our common stock from three months following the effective date of his resignation, June 14, 2011, to the expiration date of each option granted to the former director. Additionally, all options that were not vested on the date of his resignation will continue to vest. We recorded compensation expense related to the modification of the exercise period and vesting period of $32,000 in the second quarter of 2011. Additional compensation expense of $30,000 will be recognized over the remaining vesting period of one year for the non-vested options.
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
Recent Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” which amends Topic 220, Comprehensive Income. ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the provisions of ASU 2011-05 beginning on January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on our consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends ASC 820 “Fair Value Measurement”. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

Results of Operations
Three months ended June 30, 2011 and 2010
Revenues. We recognized revenue of approximately $0.2 million during the three months ended June 30, 2011, compared with $0.3 million during the three months ended June 30, 2010. For each of three months ended June 30, 2011 and 2010, revenue consisted primarily of the recognition of prior upfront licensing fees and milestone payments received from our strategic alliances, royalties with respect to certain technology, and product revenues from the sales of Ceplene® to Meda. We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last to expire patent with Myrexis, DURECT and GNI.
The current portion of deferred revenue as of June 30, 2011 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments received from our strategic alliances.
Cost of goods sold. Cost of goods sold was $0.3 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®. During the second quarter of 2011, we expensed $0.3 million of Ceplene® inventory as we believe such inventory will not be sold prior to reaching its product expiration date.
Selling, general and administrative expense. Selling, general and administrative expense increased by 19%, or $0.3 million, from $1.7 million for the three months ended June 30, 2010 to $2.0 million for the three months ended June 30, 2011. The increase was primarily attributable to legal expenses and a legal reserve that has been established to cover potential liability with respect to a complaint that has been filed against us. Selling expenses have been significantly reduced, and we expect general and administrative expenses to remain at approximately current levels over the next few quarters.
Research and development expense. Research and development expense decreased by 22%, or $0.6 million, from $2.6 million for the three months ended June 30, 2010 to $2.0 million for the three months ended June 30, 2011. The decrease was primarily attributable to lower regulatory fees for Ceplene®. During the second quarter of 2011, our clinical efforts were focused on our post-approval trial of Ceplene® for the European Medicines Agency, or EMA, and preparing the protocol for a confirmatory Phase III trial of Ceplene® in the United States. During the second quarter of 2010, our regulatory efforts were focused on the filing of our NDA for Ceplene® with the FDA and responding to questions from Health Canada concerning our NDS for Ceplene®. Our clinical efforts were focused on our open label trial of Ceplene® that will meet our post-approval requirements with the EMA.
Other income (expense). Our other income (expense) consisted of the following:

	Three Months Ended June 30,
	2011	2010
	(in $000s)
Other income (expense) consist of:
Interest income	$4	$1
Foreign exchange gain (loss)	155	(728)
Interest expense	(422)	(78)

Other income (expense), net	$(263)	$(805)

For the three months ended June 30, 2011, we recorded other expense, net of $0.3 million as compared with other expense, net of $0.8 million for the three months ended June 30, 2010. Other income (expense), net was positively impacted by a $0.9 million change in foreign exchange (loss) gain, which was partially offset by higher interest expense of $0.3 million primarily related to the prepayment of our February 2009 convertible debt.

Six months ended June 30, 2011 and 2010
Revenues.We recognized revenue of approximately $0.5 million during the six months ended June 30, 2011 compared with $0.4 million during the six months ended June 30, 2010. For each of six months ended June 30, 2011 and 2010, revenue consisted primarily of the recognition of upfront licensing fees and milestone payments received from our strategic alliances, royalties with respect to certain technology and product revenues from the sales of Ceplene® to Meda. We recognize revenue primarily from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last to expire patent with Myrexis, DURECT and GNI. We recognized revenue of $15,000 and $17,000 for the six months ended June 30, 2011 and 2010, respectively, from royalties with respect to acquired Maxim technology.
The current portion of deferred revenue as of June 30, 2011 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments received from our strategic alliances.
Cost of goods sold. Cost of goods sold was $0.4 million and $0.1 for the six months ended June 30, 2011 and 2010, respectively. Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®. During the first six months of 2011, we expensed $0.4 million of Ceplene® inventory as we believe such inventory will not be sold prior to reaching its product expiration date.
Selling, general and administrative expense. Selling, general and administrative expense decreased by 9%, or $0.4 million, from $3.8 million for the six months ended June 30, 2010 to $3.4 million for the six months ended June 30, 2011. The decrease was primarily attributable to lower salary and salary related expenses of $0.3 million and lower promotion and advertising expenses of $0.3 million. The decrease was partially offset by higher legal expenses and a legal reserve that has been established to cover potential liability with respect to a complaint that has been filed against us. Selling expenses have been significantly reduced compared to the first half of 2010, and we expect general and administrative expenses to remain at approximately current levels over the next few quarters.
Research and development expense. Research and development expense decreased by 20%, or $0.9 million, from $4.6 million for the six months ended June 30, 2010 to $3.7 million for the six months ended June 30, 2011. The decrease was primarily attributable to lower regulatory fees for Ceplene®. During the first six months of 2011, our clinical efforts were focused on our post-approval trial of Ceplene® for the European Medicines Agency, or EMA, and preparing the protocol for a confirmatory Phase III trial of Ceplene® in the United States. During the first six months of 2010, our clinical efforts were focused on our post-approval trial of Ceplene® for the EMA and our regulatory efforts were focused on the filing of our NDA for Ceplene® with the FDA and responding to questions from Health Canada concerning our NDS for Ceplene®.
Other income (expense). Our other income (expense) consisted of the following for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in $000s)
Other income (expense) consist of:
Interest income	$6	$3
Foreign exchange gain (loss)	659	(1,244)
Interest expense	(461)	(138)

Other income (expense), net	$204	$(1,379)

For the six months ended June 30, 2011, we recorded other income, net of $0.2 million as compared with other expense, net of $1.4 million for the six months ended June 30, 2010. Other income (expense), net was positively impacted by a $1.9 million change in foreign exchange (loss) gain, which was partially offset by higher interest expense of $0.3 million primarily related to the prepayment of our February 2009 convertible debt.
Liquidity and Capital Resources
We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any significant revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $257.4 million as of June 30, 2011, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position on June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(in thousands)
Working capital (deficit)	$7,960	$(1,887)
Cash and cash equivalents	14,578	2,435
Notes and loans payable, current portion	2,063	524
Notes and loans payable, long term portion	6,141	448
Working Capital
At June 30, 2011, we had working capital of $8.0 million consisting of current assets of $15.1 million and current liabilities of $7.1 million. This represents a favorable change in working capital of approximately $9.9 million from a working capital deficit of $1.9 million at December 31, 2010, which consisted of current assets of $2.9 million and current liabilities of $4.8 million. We funded our working capital and the cash portion of our 2011 operating loss with the cash proceeds from our May 2011 senior secured term loan and our March 2011, February 2011 and November 2010 financings.
Cash and Cash Equivalents
At June 30, 2011, our cash and cash equivalents totaled $14.6 million. At December 31, 2010, cash and cash equivalents totaled $2.4 million. Our cash and cash equivalents consist primarily of an interest bearing money market account. In May 2011, we borrowed $8.6 million through a senior secured term loan and issued common stock purchase warrants, which was partially offset by transaction related payments of $0.2 million. In March 2011, we sold approximately 7.1 million shares of common stock and warrants to purchase 5.7 million shares of common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs. In February 2011, we sold approximately 8.9 million shares of common stock and warrants to purchase 4.0 million shares of common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs.
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
Current and Future Liquidity Position
During the first six months of 2011, we raised gross proceeds of $20.3 million from borrowing under a senior secured term loan facility and the sale of common stock and warrants. As of June 30, 2011 we had approximately $14.6 million in cash and cash equivalents. Our anticipated average monthly cash operating expenses in 2011 is approximately $1.1 million. In addition, we are required to make monthly interest and principal payments on our senior secured term loan beginning on December 1, 2011 in the amount of approximately $0.4 million. We believe that our cash is sufficient to fund operations into the second quarter of 2012. We have the ability to draw an additional $2 million under our senior secured term loan facility until December 31, 2011 upon meeting certain conditions. We may also receive cash from new or existing licensing partners during 2011 in the form of an upfront payment or for achievement of clinical milestones, and we may raise additional funds through the issuance of debt and/or equity to meet our cash needs. Funds will be required for future operations and for clinical trials.
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
Operating Activities
Net cash used in operating activities for the first six months of 2011 was $6.3 million as compared with $2.8 million in the first six months of 2010. Cash was primarily used to fund our net loss for the applicable period resulting from research and development, selling, general and administrative and other expenses. Deferred revenue decreased by $0.4 million to account for the portion of the deferred revenue received from our licensing partners that was recognized as revenue and we recognized $0.7 million in foreign exchange gains. The 2011 net loss was partially offset by a non-cash charge of $0.5 million for stock-based compensation and $0.2 million in amortization of deferred financing costs and discount on loans. The 2011 net loss was also partially offset by a $0.4 million expense for excess inventory of Ceplene® that we believe will not be sold prior to reaching its product expiration date. Accounts payable and accrued expenses increased by approximately $0.6 million.
The 2010 net loss was partially offset by a non-cash charge of $0.5 million of stock-based compensation, $1.2 million in foreign exchange loss, a $0.6 million increase in accounts payable and accrued expenses as a result of delaying payments to certain vendors and a $5.0 million increase in deferred revenue in connection with the Ceplene® European marketing and distribution agreement with Meda.
Investing Activities
Net cash provided by investing activities for the first six months of 2011 was $0.1 million compared with net cash provided by investing activities of $45,000 for the first six months of 2010. Net cash provided by investing activities for the first six months of 2011 consisted of the release of $0.1 million of restricted cash to pay interest on the convertible notes. Net cash provided by investing activities for the first six months of 2010 consisted of the release of $20,000 of restricted cash to pay interest on the convertible notes and $25,000 net proceeds from the purchase and sale of property and equipment.

Financing Activities
Net cash provided by financing activities for the first six months of 2011 was $18.4 million compared with net cash provided by financing activities of $5.9 million for the first six months of 2010. In May 2011 we entered into a $10.6 million senior secured term loan facility and initially drew $8.6 million of the facility. In March 2011, we raised $4.6 million in gross proceeds, $4.3 million net of $0.3 million in transaction costs, in connection with the issuance of common stock and warrants. In February 2011, we raised $7.1 million gross proceeds, $6.6 million net of $0.5 million in transaction costs, in connection with the issuance of common stock and warrants. In June 2011, we prepaid our February 2009 convertible notes in the amount of $0.5 million and made our final payment on the tbg note due June 2011 in the amount of $0.5 million.
During the first six months of 2010, we raised $6.7 million gross proceeds, $6.2 million net of $0.5 million in transaction costs in connection with the issuance of common stock and warrants. The increase in cash provided by financing was partially offset by loan repayments of $0.4 million.
Contractual Obligations
As of June 30, 2011, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of June 30, 2011):

	Less than			More than
	1 Year	1 — 3 Years	3 — 5 Years	5 Years	Total
Long-term debt	$2,031	$6,658	$—	$—	$8,689
Interest expense	956	809	—	—	1,765
Operating leases	1,025	1,207	—	—	2,232
Other obligations	2,757	2,809	—	—	5,566

Total	$6,769	$11,483	$—	$—	$18,252

Our current commitments of debt consist of the following:
€1.5 Million Due 2011. In August 1997, EpiCept GmbH, our wholly-owned subsidiary, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank, or tbg. The loan initially bore interest at 6% per annum. The loan was amended several times resulting in extensions of the repayment period and an increase in the interest rate to 7.38%. The loan was repaid in full in June 2011.
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

In June 2011, the remaining $0.5 million of convertible subordinated notes plus approximately $0.1 million in make-whole interest was repaid prior to the note’s scheduled maturity. In June 2011, we recognized approximately $0.1 million of non-cash interest expense related to the accelerated accretion of the remaining debt discount.
$0.8 million Due 2012. In July 2006, Maxim Pharmaceuticals, Inc., our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006. Our loan balance at June 30, 2011 is $0.1 million.
Senior Secured Term Loan. In May 2011, we entered into a senior secured term loan in the amount of $8.6 million with Midcap Financial, LLC., (“Midcap”). We may borrow an additional $2.0 million from Midcap on or before December 31, 2011 upon meeting certain conditions, including the commencement of a Phase III clinical trial. The interest rate on the loan is 11.5% per year. In addition, we issued five year common stock purchase warrants to Midcap granting them the right to purchase 1.1 million shares of our common stock at an exercise price of $0.63 per share. The basic terms of the loan require monthly payments of interest only through November 1, 2011, with 30 monthly payments of principal and interest which will commence on December 1, 2011. Any outstanding balance of the loan and accrued interest is to be repaid on May 27, 2014. In connection with the terms of the loan agreement, we granted Midcap a security interest in substantially all of our personal property including our intellectual property.
We allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. We calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years. During the six months ended June 30, 2011 and 2010, we recognized approximately $27,000 and $0, respectively, of non-cash interest expense related to the accretion of the debt discount.
Our term loan with Midcap contains a subjective acceleration clause, which allows the lender to accelerate the loan’s due date in the event of a material adverse change in our ability to pay our obligations when due. We believe that the likelihood of the due date being accelerated in this manner is not probable given the lender’s historic aversion to such action, our future prospects and our historic ability to raise financing when required, and therefore we have classified loan repayments due more than twelve months from the date of these financial statements as a long term liability.
Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2014. Long-term commitments under operating leases for facilities leased by Maxim and retained by us relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. In June 2008, we defaulted on our lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million is classified as prepaid rent. At June 30, 2011, we are current with our lease payments on this facility. We discontinued our drug discovery activities at this location and are currently looking to sublease the premises located in San Diego, California.
We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of June 30, 2011, we may be required to make future milestone payments, totaling approximately $5.6 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”
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
Item 4. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the United States and Exchange Commission rules and forms.
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
On November 25, 2008 plaintiffs Kenton L. Crowley and John A. Flores filed a complaint against EpiCept in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. Discovery was conducted in 2010 and 2011 and is now complete. We filed a motion for summary judgment on April 29, 2011. We believe this complaint is entirely without merit, but as the complaint may go to trial in late 2011, we have recorded a reserve of approximately $0.2 million to cover any potential liability.
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
As of June 30, 2011 we had approximately $14.6 million in cash and cash equivalents. In May 2011 we entered into a $10.6 million senior secured term loan facility and initially drew $8.6 million of the facility. In March 2011, we sold approximately 7.1 million shares of common stock and warrants to purchase 5.7 million shares of common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs. In February 2011, we sold approximately 8.9 million shares of common stock and warrants to purchase 4.0 million shares of common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs. Our anticipated average monthly cash operating expense in 2011 is approximately $1.1 million per month. In addition, we are required to make monthly interest and principal payments on our senior secured term loan beginning on December 31, 2011 in the amount of approximately $0.4 million. We believe that our cash is sufficient to fund operations into the second quarter of 2012. We may receive cash from certain of our licensing partners during 2011 for achievement of clinical milestones, and we are considering other financing opportunities, particularly those not reliant on the issuance of equity securities, to obtain additional cash resources to fund operations and for clinical trials.
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
In October 2010, we received a letter from the Nasdaq Listing Qualifications Department stating that we are not in compliance with the continued listing requirements of The Nasdaq Capital Market because the bid price of our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days (pursuant to Listing Rule 5550(a)(2)). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until April 4, 2011, to regain compliance with the minimum bid price rule
On April 6, 2011, we received a letter from the Nasdaq Listing Qualifications Department stating that we had not regained compliance with the minimum bid price requirement under Listing Rule 5550(a)(2) by April 4, 2011 and, as a result, our common stock was subject to delisting from The Nasdaq Capital Market unless we requested an appeal before the Nasdaq Hearings Panel (the “Panel”). We requested such a hearing before the Panel, which occurred in May 2011, resulting in the Panel granting our request for additional time to regain compliance with the minimum bid price rule. On or before September 30, 2011, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days (or, under certain circumstances, such longer period as the Panel may determine)or our stock will be delisted from the Nasdaq Capital Market. The delisting of our common stock from The Nasdaq Capital Market could adversely affect the market price and liquidity of our common stock and warrants and our ability to raise capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. (removed and reserved).
Item 5. Other Information
None.

Item 6. Exhibits

Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 21, 2008).

3.2	Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 9, 2009).

3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 14, 2010 (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed January 14, 2010).

3.4	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 18, 2010).

4.1	Form of Warrant dated May 27, 2011 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed May 31, 2011).

10.1	Loan and Security Agreement, dated May 27, 2011, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 31, 2011).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from EpiCept Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011, and June 30, 2010 (iii) Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and June 30, 2010, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation
August 15, 2011	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and Chief Financial Officer