Form 10-Q
period 2011-09-30
EPICEPT CORP
filed 2011-11-10
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2011 the Registrant had outstanding 71,003,667 shares of its $.0001 par value Common Stock.

Part I. Financial Information

Item 1. Financial Statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$10,616	$2,435
Inventory	205	179
Prepaid expenses and other current assets	372	333
Total current assets	11,193	2,947
Restricted cash	70	189
Property and equipment, net	139	222
Long-term inventory	439	825
Deferred financing costs	350	506
Total assets	$12,191	$4,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$1,052	$1,244
Accrued research contract costs	1,627	859
Other accrued liabilities	1,623	1,286
Notes and loans payable, current portion	2,866	524
Deferred revenue, current portion	908	921
Total current liabilities	8,076	4,834
Notes and loans payable	5,386	62
7.5556% Convertible Subordinated Notes Due 2014	—	386
Deferred revenue	12,250	12,905
Deferred rent and other noncurrent liabilities	733	637
Total liabilities	26,445	18,824

Commitments and contingencies

Common stock, $.0001 par value; authorized 225,000,000 shares; issued 71,007,834 and 54,991,535 shares at September 30, 2011 and December 31, 2010, respectively.	7	5
Additional paid-in capital	218,778	210,540
Warrants	31,156	27,227
Accumulated deficit	(262,787)	(250,582)
Accumulated other comprehensive loss	(1,333)	(1,250)
Treasury stock, at cost (4,167 shares)	(75)	(75)
Total stockholders’ deficit	(14,254)	(14,135)
Total liabilities and stockholders’ deficit	$12,191	$4,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Net product sales	$34	$16	$35	$80
Licensing and other revenue	241	241	702	623
Total revenue	275	257	737	703

Costs and expenses:
Costs of goods sold	51	333	411	423
Selling, general and administrative	1,977	1,855	5,413	5,632
Research and development	2,617	2,077	6,292	6,669
Total costs and expenses	4,645	4,265	12,116	12,724
Loss from operations	(4,370)	(4,008)	(11,379)	(12,021)

Other income (expense):
Interest income	4	2	10	5
Foreign exchange (loss) gain	(621)	887	38	(357)
Interest expense (see Note 3)	(409)	(49)	(870)	(187)
Other (expense) income, net	(1,026)	840	(822)	(539)
Net loss before income taxes	(5,396)	(3,168)	(12,201)	(12,560)
Income taxes	(1)	—	(4)	(5)
Net loss	$(5,397)	$(3,168)	$(12,205)	$(12,565)

Basic and diluted loss per common share	$(0.08)	$(0.06)	$(0.18)	$(0.27)
Weighted average common shares outstanding	71,003,667	50,393,488	67,406,765	46,298,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit

Balance at December 31, 2010	54,991,535	$5	$210,540	$27,227	$(250,582)	$(1,250)	$(75)	$(14,135)
Net loss	—	—	—	—	(12,205)	—	—	(12,205)
Foreign currency translation adjustment	—	—	—	—	—	(83)	—	(83)
Comprehensive loss, net of tax	—	—	—	—	(12,205)	(83)	—	(12,288)
Issuance of common stock and warrants, net of issuance costs	16,001,924	2	7,485	3,385	—	—	—	10,872
Issuance of restricted common stock, net	14,375	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	544	—	—	—	544
Amortization of deferred stock compensation	—	—	753	—	—	—	—	753
Balance at September 30, 2011	71,007,834	$7	$218,778	$31,156	$(262,787)	$(1,333)	$(75)	$(14,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,205)	$(12,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	137
Gain on disposal of assets	—	(27)
Foreign exchange (gain) loss	(38)	357
Stock-based compensation expense	753	705
Excess inventory expense	361	316
Amortization of deferred financing costs and discount on loans	762	33
Changes in operating assets and liabilities:
Increase in inventory	(1)	(580)
(Increase) decrease in prepaid expenses and other current assets	(39)	32
(Decrease) increase in accounts payable	(192)	196
Increase (decrease) in accrued research contract costs	768	(189)
Increase in other accrued liabilities	522	155
Increase in deferred revenue	—	5,000
Recognition of deferred revenue	(668)	(583)
Decrease in other liabilities	(204)	(266)
Net cash used in operating activities	(10,085)	(7,279)
Cash flows from investing activities:
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	118	20
Proceeds from sale of property and equipment	5	27
Purchases of property and equipment	(12)	(2)
Net cash provided by investing activities	111	45
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	62
Proceeds from issuance of common stock and warrants, net of issuance costs	10,872	6,307
Proceeds from loans and warrants	8,600	—
Deferred financing costs	(273)	(244)
Repayment of loans	(1,043)	(452)
Net cash provided by financing activities	18,156	5,673
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net increase (decrease) in cash and cash equivalents	8,181	(1,562)
Cash and cash equivalents at beginning of year	2,435	5,142
Cash and cash equivalents at end of period	$10,616	$3,580

Supplemental disclosure of cash flow information:
Cash paid for interest	$394	$83
Cash paid for income taxes	4	5
Supplemental disclosure of non-cash financing activities:
Unpaid costs associated with issuance of common stock	—	91
Unpaid financing costs	310	474

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

EpiCept is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and pain. The Company’s strategy is to focus its development efforts on innovative cancer therapies and topically delivered analgesics targeting peripheral nerve receptors.  The Company’s lead product is Ceplene®, which when used concomitantly with low dose interleukin-2 (“IL-2”) is intended as remission maintenance therapy in the treatment of acute myeloid leukemia (AML) for adult patients who are in their first complete remission.  In addition to Ceplene®, the Company has two other oncology compounds and a late-stage pain product candidate for the treatment of peripheral neuropathies in clinical development.  The Company believes this portfolio of oncology and pain management product candidates lessens its reliance on the success of any single product or product candidate.

Ceplene® is licensed to Meda AB of Sweden to market and sell in Europe and certain Pacific Rim countries, and to MegaPharm Ltd. to market and sell in Israel.  Ceplene® is currently on the list of pre-approved products in Germany, England, Sweden, Denmark, and Italy (a temporary approval); additionally, it is available on a named patient basis in many other countries in the European Union.  Reimbursement is being negotiated in France and Spain among other countries in the European Union.  Ceplene® is currently available on a named-patient basis in Israel.  Following Ministry of Health approval of labeling and other technical matters, Megapharm Ltd. is expected to commence the commercial launch of Ceplene® in Israel.

In order to obtain marketing approval in the United States, the Food and Drug Administration (“FDA”) is requiring that EpiCept undertake an additional Phase III study having overall survival as the primary endpoint.  In May 2011, EpiCept submitted to the FDA a detailed Phase III protocol and a request for Special Protocol Assessment (“SPA”). The Company received initial written responses from the FDA in June 2011.  Among those responses, the FDA noted that in contrast to its earlier position it is now proposing that the trial attempt to isolate Ceplene’s effect by including an IL-2 monotherapy arm in the trial protocol.  The Company met with the FDA to reconcile the major protocol elements in September 2011.  At the meeting, the FDA indicated that as part of a registration study, the effect of Ceplene® must be isolated from the effect of IL-2, and that to meet that requirement the preferred study design is a comparison of Ceplene®/IL-2 vs. IL-2 monotherapy.  The FDA also recommended that the patients in the IL-2 monotherapy group receive the same IL-2 dosing regimen as those patients receiving Ceplene®/IL-2 in combination. EpiCept intends to work with key opinion leaders in the preparation of a new trial protocol and will submit the protocol to the FDA in order to receive further guidance and approval for Special Protocol Assessment as soon as possible.

The Company’s other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with solid tumors.  In December 2010, the National Cancer Institute (“NCI”) initiated a Phase Ib/II clinical trial for crolibulinTM to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (“ATC”).  Trial enrollment has progressed to the second dosing cohort and the combination is demonstrating good tolerability.  AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myrexis, Inc., as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  In September 2011, Myrexis suspended further development of AzixaTM in order to advance lead candidates from its earlier stage programs, and intends to out-license the compound.  The Company will protect its rights to AzixaTM while Myrexis seeks a partner to continue development.

The Company’s late-stage pain product candidate, AmiKetTM cream (formerly known as EpiCeptTM NP-1), is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. In February 2011, the Company presented data from a Phase IIb trial for AmiKetTM in chemotherapy-induced peripheral neuropathy (“CIPN”).  The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program (“CCOP”).  More than 460 cancer survivors suffering from painful CIPN were enrolled in the six-week study. The results of the trial in the intent to treat (“ITT”) population demonstrated that the change in average daily neuropathy intensity scores in the AmiKetTM group achieved a statistically significant reduction in CIPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Secondary efficacy endpoints confirmed the superiority of AmiKetTM vs. placebo. Furthermore, the safety profile of AmiKetTM was comparable to placebo.  During the second quarter of 2011, the Company commenced designing a Phase III program intended to support a New Drug Application (“NDA”) of AmiKet™ for this indication.  A Phase III clinical trial protocol is in preparation and is expected to be reviewed with the FDA before year-end.  An SPA may be sought for this program. A successful outcome of a pre-NDA meeting with the FDA will provide clarity with respect to clinical data required for approval in CIPN and may help successfully advance ongoing partnership discussions.

Other than the marketing approval of Ceplene® in the EU and Israel, none of the Company’s drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that the Company’s clinical data and that of its collaborators establish the safety and efficacy of its drug candidates. Furthermore, the Company’s strategy includes entering into collaborative arrangements with third parties to participate in the clinical development and commercialization of its products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under the Company’s control. The Company cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect the Company’s development plan or capital requirements.

In September 2011, the Company transferred the listing of its common stock in the U.S. from the Nasdaq Capital Market to the OTCQX® U.S. trading platform.  Additionally, the Company changed its listing on the Nasdaq OMX Stockholm Exchange from a secondary listing to a primary listing.

2. Basis of Presentation

The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and selling, general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $262.8 million as of September 30, 2011. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:

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

The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, the condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of September 30, 2011 and the results of operations and cash flows for the periods ended September 30, 2011 and 2010 have been made. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Revenue Recognition

The Company recognizes revenue relating to its collaboration agreements in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition -  Multiple Element Arrangements” (“ASC 605-25”), and Accounting Standards Update (“ASU”) 2009-13, “Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  ASU 2009-13 supersedes certain guidance in ASC 605-25, and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method).  The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011.  The adoption of ASU 2009-13 did not have a material effect on the Company’s financial statements.  Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.

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

EpiCept chose early adoption of the milestone method of Revenue Recognition as defined in ASC 605-28, “Revenue Recognition -  Milestone Method” on a prospective basis as of January 1, 2010. Under this method of revenue recognition, the

Company will recognize into revenue research-related milestone payments for which there is substantial uncertainty at the date the arrangement is entered into that the event will be achieved, when that event can only be achieved based in whole or in part on EpiCept’s performance or a specific outcome resulting from EpiCept’s performance and, if achieved, would result in additional payments being due to EpiCept. This accounting will be applicable to research milestones under the license agreement entered into with Meda AB in 2010 and all future agreements.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars using the period-end exchange rate for all balance sheet accounts and the average exchange rates for all statement of operation accounts. Adjustments resulting from translation have been reported in other comprehensive loss.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company had no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2011 and 2010. Income tax expense for the three and nine months ended September 30, 2011 and 2010 is primarily due to minimum state and local income taxes.

The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2011 and December 31, 2010, a full valuation allowance has been applied against the Company’s net deferred tax assets because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

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

	September 30,
	2011	2010

Common stock options	4,446,297	3,095,065
Restricted stock and restricted stock units	319,816	77,680
Shares issuable upon conversion of convertible debt	—	185,185
Warrants	34,134,119	23,540,995
Total shares excluded from calculation	38,900,232	26,898,925

Interest Expense:

Interest expense consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Interest expense	$(269)	$(38)	$(520)	$(154)
Amortization of debt issuance costs and discount	(140)	(11)	(350)	(33)
Interest and amortization of debt discount and expense	$(409)	$(49)	$(870)	$(187)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Restricted Cash

The Company has lease agreements for the premises it occupies. Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at September 30, 2011. During 2008, the Company failed to make certain payments on its lease agreement for the premises located in San Diego, California. As a result, the landlord exercised its right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent.  The remaining balance of $0.1 million is classified as prepaid expense.

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

As of September 30, 2011 and December 31, 2010, inventory consists of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$158	$144
Work-in-process	486	860
Finished goods	—	—
Total inventory	$644	$1,004

Recognized as:
Inventory	$205	$179
Long-term inventory	439	825

During the first nine months of 2011, the Company expensed $0.4 million of Ceplene® inventory as it believes such inventory will not be sold prior to reaching its product expiration date.  The portion of inventory classified as long-term is not expected to be realized in cash or sold or consumed during the normal operating cycle of the Company.

Prepaid Expenses and Other Current Assets:

As of September 30, 2011 and December 31, 2010, prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Prepaid expenses	$154	$151
Prepaid insurance	122	158
Other	96	24
Total prepaid expenses and other current assets	$372	$333

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

As of September 30, 2011 and December 31, 2010, property and equipment consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)

Furniture, office and laboratory equipment	$990	$977
Leasehold improvements	764	763
	1,754	1,740
Less accumulated depreciation	(1,615)	(1,518)
	$139	$222

Depreciation expense was approximately $0.1 million for each of the nine months ended September 30, 2011 and 2010, respectively.

Deferred Financing Cost

Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing.  As of September 30, 2011 and December 31, 2010, deferred financing costs were approximately $0.4 million and $0.5 million, respectively. Amortization expense was $0.4 million and $33,000 for each of the nine months ended September 30, 2011 and 2010, respectively. Additionally, approximately $0.4 million of deferred financings costs related to a financing that was not completed were expensed to general and administrative expense in the third quarter of 2011.

Other Comprehensive Loss

A summary of other comprehensive loss for three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Net loss	$(5,397)	$(3,168)	$(12,205)	$(12,565)
Foreign currency translation gain (loss)	615	(971)	(83)	468
Total other comprehensive loss	$(4,782)	$(4,139)	$(12,288)	$(12,097)

At September 30, 2011 and December 31, 2010, the Company’s only element of accumulated other comprehensive loss was foreign currency translation adjustments of ($1.3) million.

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

The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Non-convertible loans	$8.7	$8.6	$0.6	$0.6
Convertible loans	—	—	0.5	0.6

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends ASC 820 “Fair Value Measurement”.  ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company will adopt the provisions of ASU 2011-04 beginning on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

4. License Agreements

Meda AB

In January 2010, the Company entered into an exclusive commercialization agreement for Ceplene® with Meda AB (“Meda”), a leading international specialty pharmaceutical company based in Stockholm, Sweden.  Under the terms of the agreement, the Company granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia.  The Company received a $3.0 million fee on signing and an additional $2.0 million milestone payment in May 2010 upon the first commercial sale of Ceplene® in a major European market, which have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda.  Additional potential payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales. The Company will also receive an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties and is responsible for Ceplene®’s commercial supply.  The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months prior written notice.  The agreement can also be terminated by mutual agreement or for cause.  The Company recognized revenue from Meda relating to the signing fee and milestone payment of approximately $0.1 million for each of the three months ended September 30, 2011 and 2010 and approximately $0.4 million and $0.3 million, respectively, for the nine months ended September 30, 2011 and 2010.  For the three months ended September 30, 2011 and 2010, the Company recognized revenue relating to commercial sales of Ceplene® of approximately $34,000 and $16,000, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recognized revenue relating to commercial sales of Ceplene® of approximately $35,000 and $0.1 million, respectively.

Myrexis, Inc.

In connection with its merger with Maxim Pharmaceuticals on January 4, 2006, EpiCept acquired a license agreement with Myrexis Inc. (“Myrexis”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis. Under the terms of the agreement, Maxim granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3.0 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales.   In March 2008, the Company received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024.  In September 2011 Myrexis announced that it has suspended development of Azixa™ in order to focus its resources on its early stage compounds.   The Company is currently evaluating its options related to the continued development of AzixaTM.  For each of the three months ended September 30, 2011 and 2010, the Company recorded revenue from Myrexis of approximately $15,000.  For each of the nine months ended September 30, 2011 and 2010, the Company recorded revenue from Myrexis of approximately $46,000.

DURECT Corporation (DURECT)

In December 2006, the Company entered into a license agreement with DURECT Corporation (“DURECT”), pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT.  Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the life of the last to expire patent.  The Company recorded revenue from DURECT of approximately $68,000 for each of the three months ended September 30, 2011 and 2010, and approximately $0.2 million for each of the nine months ended September 30, 2011 and 2010.

Endo Pharmaceuticals Inc. (Endo)

In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain.  Under the terms of the license agreement, the Company is responsible for continuing and completing the development of LidoPAIN BP, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials and the preparation and submission of the NDA in order to obtain regulatory approval for LidoPAIN BP. Endo remains responsible for continuing and completing the development of Lidoderm® for the treatment of chronic lower back pain, including the conduct of all clinical trials and the supply of the clinical products necessary for those trials.  No progress in the development of LidoPAIN BP or Lidoderm with respect to back pain has been reported. Accordingly, the Company does not expect to receive any further cash compensation pursuant to this license agreement.  For the three months ended September 30, 2011 and 2010, the Company recorded revenue from Endo of approximately $10,000 and $5,000, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recorded revenue from Endo of approximately $29,000 and $13,000, respectively.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)

Accrued professional fees	$391	$277
Accrued salaries and employee benefits	763	554
Other accrued liabilities	469	455
Total other accrued liabilities	$1,623	$1,286

6. Notes, Loans and Financing

The Company is a party to several loan agreements in the following amounts:

	September 30, 2011	December 31, 2010
	(in thousands)

Ten-year, non-amortizing loan due June 30, 2011 (1)	$—	$410
7.5556% convertible subordinated notes due February 9, 2014 (2)	—	500
July 2006 note due July 1, 2012 (3)	92	176
May 2011 senior secured term loan due May 27, 2014 (4)	8,600	—
Total notes and loans payable and 7.5556% Convertible Subordinated Notes, before debt discount	8,692	1,086
Less: Debt discount	440	114
Total notes and loans payable and 7.5556% Convertible Subordinated Notes	8,252	972
Less: Notes and loans payable, current portion	2,866	524
Notes and loans payable and 7.5556% Convertible Subordinated Notes, long-term	$5,386	$448

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

The Company allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years.  During the nine months ended September 30, 2011, the Company recognized approximately $0.1 million of non-cash interest expense related to the accretion of the debt discount.

The Company’s term loan with Midcap contains a subjective acceleration clause, which allows the lender to accelerate the loan’s due date in the event of a material adverse change in the Company’s ability to pay its obligations when due.  The Company believes that the likelihood of the due date being accelerated in this manner is not probable given the lender’s historic preference to avoid such action, the Company’s future prospects and its historic ability to raise financing when required, and therefore the

Company has classified loan repayments due more than twelve months from the date of these financial statements as a long term liability.

7. Common Stock and Common Stock Warrants

In the May 2011 Midcap financing, the Company issued five-year common stock purchase warrants granting Midcap the right to purchase 1.1 million shares of the Company’s common stock at an exercise price of $0.63 per share. The warrants issued to Midcap met the requirements of and are being accounted for as equity in accordance with ASC 815-40. The fair value of the warrants was $0.5 million.

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

The following table summarizes information about warrants outstanding at September 30, 2011:

	Expiration	Common Shares
Issued in Connection With	Date	Issuable	Exercise Price
December 2006 stock issuance	2012	1,284,933	$4.41
June 2007 stock issuance	2012	889,576	8.79
Termination of sublicense agreement	2012	83,333	5.88
October 2007 stock issuance	2013	709,745	5.64
December 2007 stock issuance	2013	555,555	4.50
March 2008 stock issuance	2013	1,011,744	2.58
2006 senior secured term loan	2013	27,968	1.17
2006 senior secured term loan	2013	325,203	1.23
June 2008 stock issuance	2013	766,667	1.17
July 2008 stock issuance	2013	33,333	1.17
August 1, 2008 stock issuance	2013	92,166	2.04
August 11, 2008 stock issuance	2013	60,409	1.89
August 11, 2008 stock issuance	2013	460,830	2.08
August 11, 2008 stock issuance	2013	86,748	2.85
February 2009 convertible debt (See Note 6)	2014	3,703,704	3.11
February 2009 convertible debt (See Note 6)	2014	462,963	3.38
June 2009 stock issuance	2011	1,400,000	2.70
June 2009 stock issuance	2011	200,000	3.00
June 2010 stock issuance	2011	6,136,363	1.64
June 2010 stock issuance	2015	4,602,273	1.64
June 2010 stock issuance	2015	306,818	1.38
November 2010 stock issuance	2015	163,935	0.76
February 2011 stock issuance	2016	3,570,000	0.75
February 2011 stock issuance	2016	446,250	1.00
March 2011 stock issuance	2016	5,307,693	0.72
March 2011 stock issuance	2016	353,847	0.81
May 2011senior secured term loan	2016	1,092,063	0.63
Total		34,134,119	$2.04

8. Share-Based Payments

The Company records stock-based compensation expense at fair value in accordance with ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”).  The Company utilizes the Black-Scholes valuation method for determination of share-based compensation expense. Certain assumptions must be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options.  The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10.  In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan.  No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant.  The Company records stock-based compensation expense at fair value.  During the nine months ended September 30, 2011, the Company’s Board of Directors granted approximately 1.4 million options to purchase shares of the Company’s common stock at a weighted average exercise price of $0.86 per share to certain employees.  The Company estimates that $0.9 million of stock based compensation related to 2011 options granted will be recognized as compensation expense over the vesting period.

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

The following table presents the total employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan included in the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Selling, general and administrative	$184	$174	$550	$465
Research and development	69	73	203	216
Stock-based compensation expense before income taxes	253	247	753	681
Benefit for income taxes (1)	—	—	—	—
Net compensation expense	$253	$247	$753	$681

(1)       The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

Summarized information for stock option grants for the nine months ended September 30, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	3,044,073	$7.11	7.13	$34,358
Granted	1,445,000	0.86
Exercised	—	—
Forfeited	(16,291)	4.16
Expired	(26,485)	61.69
Options outstanding at September 30, 2011	4,446,297	$4.76	7.36	$—
Vested or expected to vest at September 30, 2011	4,250,488	$4.93	6.21	$—
Options exercisable at September 30, 2011	2,488,208	$7.54	6.21	$—

There were no stock option exercises during each of the nine months ended September 30, 2011 and 2010. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2011 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the nine months ended September 30, 2011 and 2010 was $0.68 and $1.52, respectively.

As of September 30, 2011, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to $1.6 million, which will be amortized over the weighted-average remaining requisite service period of 2.4 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,
	2011	2010
Expected volatility	110%	108.0-109.0%
Risk free interest rate	1.93% - 2.06%	2.17-2.39%
Dividend yield	—	—
Expected life	5 Years	5 Years

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors during each of the nine months ended September 30, 2011 and 2010. Typically, restricted stock units entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the vesting term, ranging from one year to four years. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the nine months ended September 30, 2011 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2010	75,441	$3.72
Granted	258,750	0.52
Vested	(14,375)	2.43
Forfeited	—	—
Nonvested at September 30, 2011	319,816	$1.03

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

	Nine Months Ended September 30,
	2011	2010
Expected life	.50 years	.50 years
Expected volatility	110.0%	108%-110.0%
Risk-free interest rate	0.19%	0.20%-0.22%
Dividend yield	0%	0%

For the nine months ended September 30, 2011 and 2010, the Company recorded an expense of $3,000 and $31,000 respectively, based on the estimated number of shares to be purchased.

9. Commitments and Contingencies

The Company has a number of research, consulting and license agreements that require it to make payments to the other party to the agreement upon the Company attaining certain milestones as defined in the agreements. As of September 30, 2011, the Company may be required to make future milestone payments, totaling approximately $5.8 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement.

On November 25, 2008 plaintiffs Kenton L. Crowley and John A. Flores filed a complaint against EpiCept in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California.  The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2.  Discovery was conducted in 2010 and 2011 and is now complete.  The Company filed a motion for summary judgment on April 29, 2011.  The Company believes this complaint is entirely without merit, but as the complaint may go to trial in late 2011, it has recorded a reserve of approximately $0.2 million to cover a probable liability.

10. Segment Information

The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.

Geographic information for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenue
United States	$275	$257	$734	$702
Germany	—	—	3	1
	$275	$257	$737	$703
Net loss (income)
United States	$4,657	$3,936	$11,802	$11,685
Germany	740	(768)	403	880
	$5,397	$3,168	$12,205	$12,565

	September 30, 2011	December 31, 2010
	(in thousands)
Total Assets
United States	$12,074	$4,564
Germany	117	125
	$12,191	$4,689
Long Lived Assets, net
United States	$131	$211
Germany	8	11
	$139	$222

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

Ceplene®  is licensed to Meda AB of Sweden to market and sell in Europe and certain Pacific Rim countries, and to MegaPharm Ltd. to market and sell in Israel.  Ceplene® is currently on the list of pre-approved products in Germany, England, Sweden, Denmark, and Italy (a temporary approval); additionally, it is available on a named patient basis in many other countries in the European Union.  Reimbursement is being negotiated in France and Spain among other countries in the European Union.  Ceplene® is currently available on a named-patient basis in Israel.  Following Ministry of Health approval of labeling and other technical matters, Megapharm Ltd. is expected to commence the commercial launch of Ceplene® in Israel.

In order to obtain marketing approval in the United States, the Food and Drug Administration, or FDA, is requiring that we undertake an additional Phase III study having overall survival as the primary endpoint.  In May 2011, we submitted to the FDA a detailed Phase III protocol and a request for Special Protocol Assessment, or SPA. We received initial written responses from the FDA in June 2011.  Among those responses, the FDA noted that in contrast to its earlier position it is now proposing that the trial attempt to isolate Ceplene’s effect by including an IL-2 monotherapy arm in the trial protocol.  We met with the FDA to reconcile the major protocol elements in September 2011.  At the meeting, the FDA indicated that as part of a registration study, the effect of Ceplene® must be isolated from the effect of IL-2 and that to meet that requirement the preferred study design will compare Ceplene®/IL-2 vs. IL-2 monotherapy.  The FDA also recommended that the patients in the IL-2 monotherapy group receive the same IL-2 dosing regimen as those patients receiving Ceplene®/IL-2 in combination. We intend to work with key opinion leaders in the preparation of a new trial protocol and will submit the protocol to the FDA in order to receive further guidance and approval for Special Protocol Assessment as soon as possible.

Our other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors.  In December 2010, the National Cancer Institute, or NCI, initiated a Phase Ib/II trial with crolibulinTM.  The trial will assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer, or ATC.  Trial enrollment has progressed to the second dosing cohort and the combination is demonstrating good tolerability.  AzixaTM, an apoptosis inducer with VDA activity licensed by us to Myrexis, Inc., or Myrexis, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer AzixaTM has received orphan drug status in the United States for the treatment of glioblastoma.  In September 2011, Myrexis suspended further development of AzixaTM in order to advance lead candidates from its earlier stage programs, and intends to out-license the compound.  We will protect our rights to AzixaTM while Myrexis seeks a partner to continue development.

Our late-stage pain product candidate, AmiKetTM cream, formerly known as EpiCeptTM NP-1, is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies.  In February 2011, we presented data from a Phase IIb trial for AmiKetTM in chemotherapy-induced peripheral neuropathy, or CIPN, which was conducted by the NCI.  As many as 80% of the patients with advanced breast cancer experience some signs and symptoms of CIPN, such as burning, tingling pain associated sometimes with mild muscular weakness, after high dose paclitaxel, a common therapeutic agent for the treatment of advanced breast cancer.  The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program, or CCOP. More than 460 cancer survivors suffering from painful CIPN were enrolled in the six-week study. The results of the trial in the intent-to-treat, or ITT population demonstrated that the change in average daily neuropathy intensity scores in the AmiKetTM group achieved a statistically significant reduction in CIPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Additionally, a pre-specified subgroup of the ITT population, those patients who previously received taxane chemotherapy, also showed a statistically significant reduction in average daily neuropathy intensity scores (p=0.034). This subgroup constituted more than 50% of the ITT population.  Secondary efficacy endpoints confirmed the superiority of AmiKetTM vs. placebo. Furthermore, the safety profile of AmiKetTM was comparable to placebo.  During the second quarter of 2011, we commenced designing a Phase III program intended to support a New Drug Application, NDA, of AmiKet™ for this indication.  A Phase III clinical trial protocol is in preparation and is expected to be reviewed with the FDA before year-end.  A SPA may be sought for this program. A successful outcome of a pre-NDA meeting with the FDA will provide clarity with respect to clinical data required for approval in CIPN and may help successfully advance ongoing partnership discussions.

Other than the approval of Ceplene® in the European Union and Israel, none of our drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that our clinical data and that of our collaborators establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborative arrangements with third parties to participate in the clinical development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements may affect our development plan or capital requirements.

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

We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $262.8 million as of September 30, 2011. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:

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

•                  maintain, defend and expand the scope of our intellectual property; and

•                  hire additional personnel.

Cash at September 30, 2011 is expected to be sufficient to fund our operations and meet our debt service requirements into the second quarter of 2012. Future funding is anticipated to be derived from sales of Ceplene® in Europe, fees from our strategic partners, and funding through public or private financings, strategic relationships or other arrangements. The Company is considering other financing opportunities to obtain additional cash resources to fund operations and clinical trials.

Common Stock Listing

On September 7, 2011, we announced that Nasdaq OMX Stockholm AB had approved our request for a primary listing of our common stock on the Nasdaq OMX Stockholm Exchange.  We previously had a secondary listing on Nasdaq OMX Stockholm.  We sought the change in status in recognition of our large Swedish shareholder base and the historical trading volume of our common stock on the Exchange.  The change in status became effective September 5, 2011 and did not affect our short name and order book I.D. on the Exchange or the trading of our common stock on the Nasdaq Capital Market.  We will continue to make quarterly and other regulatory filings with the Securities and Exchange Commission, or SEC.

On September 15, 2011, we notified Nasdaq that we were transferring the listing of our common stock in the U.S. from the Nasdaq Capital Market to the OTCQX® U.S. trading platform effective September 19, 2011.  Our ticker symbol on OTCQX® remains “EPCT”.  We maintain our primary listing on the Nasdaq OMX Stockholm Exchange.

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

Revenue Recognition

We recognize revenue relating to our collaboration agreements in accordance with the SEC Staff Accounting Bulletin, or SAB 104, “Revenue Recognition”, Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605-25, “Revenue Recognition -  Multiple Element Arrangements” (“ASC 605-25”), and Accounting Standards Update, or ASU, 2009-13, “Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  ASU 2009-13 supersedes certain guidance in ASC 605-25, and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method).  We adopted the provisions of ASU 2009-13 beginning on January 1, 2011.  The adoption of ASU 2009-13 did not have a material effect on our financial statements. Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.

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

We have chosen early adoption of the milestone method of revenue recognition as defined in ASC 605-28, “Revenue Recognition -  Milestone Method” on a prospective basis as of January 1, 2010. Under this method of revenue recognition, we will recognize into revenue research-related milestone payments for which there is substantial uncertainty at the date the arrangement is entered into that the event will be achieved, when that event can only be achieved based in whole or in part on our performance or a specific outcome resulting from our performance and, if achieved, would result in additional payments being due to us. This accounting will be applicable to research milestones under the license agreement entered into with Meda AB in 2010.

Pursuant to the Meda AB agreement, we received a $3.0 million upfront payment and a $2.0 million payment upon launch of Ceplene® in a major country in the European Union, and are entitled to receive other milestone payments and royalties on sales of Ceplene®.  The $3.0 million upfront payment received in the first quarter of 2010 and the $2.0 million payment upon launch of Ceplene® in a major country in the European Union received in the second quarter of 2010 have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda AB.

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

Stock-Based Compensation

We record stock-based compensation expense at fair value in accordance with the FASB issued ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”).  We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options.  The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10.  In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

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

During the nine months ended September 30, 2011 and 2010, we issued approximately 1.4 million and 0.8 million stock options, respectively, with varying vesting provisions to certain of our employees. Based on the Black-Scholes valuation method (volatility — 110%, risk free rate — 1.93%-2.06%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2011, we estimated $0.9 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 3.5 years. During each of the nine months ended September 30, 2011 and 2010, we recognized total share-based compensation of approximately $0.7 million, related to stock option grants.  Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.

Following the departure of a former director, we agreed to extend the period during which he is entitled to exercise certain vested stock options to purchase our common stock from three months following the effective date of his resignation, June 14, 2011, to the expiration date of each option granted to the former director.   Additionally, all options that were not vested on the date of his resignation will continue to vest.  We recorded compensation expense related to the modification of the exercise period and vesting period of $32,000 in the second quarter of 2011.  Additional compensation expense of $30,000 will be recognized over the remaining vesting period of one year for the non-vested options.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends ASC 820 “Fair Value Measurement”.  ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We will adopt the provisions of ASU 2011-04 beginning on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Three months ended September 30, 2011 and 2010

Revenues. We recognized revenue of approximately $0.3 million for each of the three months ended September 30, 2011 and 2010, which consisted primarily of the recognition of prior upfront licensing fees and milestone payments received from our strategic alliances, royalties with respect to certain technology, and product revenues from the sales of Ceplene® to Meda.  We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last-to-expire patent related to our agreements with Myrexis, DURECT and GNI.

The current portion of deferred revenue as of September 30, 2011 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments received from our strategic alliances.

Cost of goods sold. Cost of goods sold was $0.1 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively.  Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.  During the third quarter of 2010, we expensed $0.3 million of Ceplene® inventory as we believe such inventory will not be sold prior to reaching its product expiration date.

Selling, general and administrative expense. Selling, general and administrative expense increased by 5%, or $0.1 million, from $1.9 million for the three months ended September 30, 2010 to $2.0 million for the three months ended September 30, 2011.  The increase was primarily attributable to a $0.4 million expense related to a financing that was never completed, partially offset by a $0.3 million reduction in selling expenses.  Selling expenses have been significantly reduced, and we expect general and administrative expenses to remain at approximately current levels over the next few quarters.

Research and development expense. Research and development expense increased by 24%, or $0.5 million, from $2.1 million for the three months ended September 30, 2010 to $2.6 million for the three months ended September 30, 2011.  The increase was primarily attributable to higher clinical costs related to our post-approval trial of Ceplene®.  During the third quarter of 2011, our clinical efforts were focused on our post-approval trial of Ceplene® for the European Medicines Agency, or EMA, and preparing the protocol for a confirmatory Phase III trial of Ceplene® in the United States.  During the third quarter of 2010, our regulatory efforts were focused on the filing of our NDA for Ceplene® with the FDA and responding to questions from Health Canada concerning our New Drug Submission, or NDS, for Ceplene®.  Our clinical efforts were primarily focused on our post-approval trial of Ceplene®.

Other income (expense). Our other income (expense) consisted of the following:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Other income (expense) consist of:
Interest income	$4	$2
Foreign exchange (loss) gain	(621)	887
Interest expense	(409)	(49)
Other income (expense), net	$(1,026)	$840

For the three months ended September 30, 2011, we recorded other expense, net of $1.0 million as compared with other income, net of $0.8 million for the three months ended September 30, 2010.  Other income (expense), net was negatively impacted by a $1.5 million change in foreign exchange (loss) gain as a result of the increased strength of the U.S. dollar compared with the euro and higher interest expense of $0.4 million primarily related to the prepayment of our February 2009 convertible debt and the senior secured term loan that we entered into in May 2011.

Nine months ended September 30, 2011 and 2010

Revenues. We recognized revenue of approximately $0.7 million for each of the nine months ended September 30, 2011 and 2010, which consisted primarily of the recognition of upfront licensing fees and milestone payments received from our strategic alliances, royalties with respect to certain technology and product revenues from the sales of Ceplene® to Meda. We recognize revenue primarily from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last-to-expire patent related to our agreements with Myrexis, DURECT and GNI. We recognized revenue of $34,000 and $33,000 for the nine months ended September 30, 2011 and 2010, respectively, from royalties with respect to certain technology.

The current portion of deferred revenue as of September 30, 2011 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments received from our strategic alliances.

Cost of goods sold. Cost of goods sold was $0.4 million for each of the nine months ended September 30, 2011 and 2010.  Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.  During the first nine months of 2011 and 2010, we expensed $0.4 million and $0.3 million, respectively, of Ceplene® inventory as we believe such inventory will not be sold prior to reaching its product expiration date.

Selling, general and administrative expense. Selling, general and administrative expense decreased by 4%, or $0.2 million, from $5.6 million for the nine months ended September 30, 2010 to $5.4 million for the nine months ended September 30, 2011.  The decrease was primarily attributable to lower selling expenses of $0.9 million primarily attributable to the elimination of our marketing staff and reduced commercial activities related to Ceplene®.  The decrease was partially offset by $0.3 million in higher legal expenses and a legal reserve that has been established to cover potential liability with respect to a complaint that has been filed against us and $0.4 million in expenses related to a financing that was never completed.  We expect general and administrative expenses to remain at approximately current levels over the next few quarters.

Research and development expense. Research and development expense decreased by 6%, or $0.4 million, from $6.7 million for the nine months ended September 30, 2010 to $6.3 million for the nine months ended September 30, 2011.  The decrease was primarily attributable to lower regulatory fees for Ceplene® of $1.1 million, partially offset by higher clinical expenses of $0.8 million related to the post-approval trial of Ceplene®.  During the first nine months of 2011, our clinical efforts were focused on our post-approval trial of Ceplene® for the European Medicines Agency, or EMA, and preparing the protocol for a confirmatory Phase III trial of Ceplene® in the United States.  During the first nine months of 2010, our clinical efforts were focused on our post-approval trial of Ceplene® for the EMA and our regulatory efforts were focused on the filing of our NDA for Ceplene® with the FDA and responding to questions from Health Canada concerning our NDS for Ceplene®.

Other income (expense). Our other income (expense) consisted of the following for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Other income (expense) consist of:
Interest income	$10	$5
Foreign exchange gain (loss)	38	(357)
Interest expense	(870)	(187)
Other income (expense), net	$(822)	$(539)

For the nine months ended September 30, 2011, we recorded other expense, net of $0.8 million as compared with other expense, net of $0.5 million for the nine months ended September 30, 2010.  Other income (expense), net was positively impacted by a $0.4 million change in foreign exchange gain (loss) as a result of the decreased strength of the U.S. dollar compared with the euro, which was partially offset by higher interest expense of $0.7 million primarily related to the prepayment of our February 2009 convertible debt and the senior secured term loan that we entered into in May 2011.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses. To date, we have not generated any significant revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have an accumulated deficit of $262.8 million as of September 30, 2011, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position on September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(in thousands)
Working capital (deficit)	$3,117	$(1,887)
Cash and cash equivalents	10,616	2,435
Notes and loans payable, current portion	2,866	524
Notes and loans payable, long term portion	5,386	448

Working Capital

At September 30, 2011, we had working capital of $3.1 million consisting of current assets of $11.2 million and current liabilities of $8.1 million. This represents a favorable change in working capital of approximately $5.0 million from a working capital deficit of $1.9 million at December 31, 2010, which consisted of current assets of $2.9 million and current liabilities of $4.8 million. We funded our working capital and the cash portion of our 2011 operating loss with the cash proceeds from our May 2011 senior secured term loan and our March 2011, February 2011 and November 2010 financings.

Cash and Cash Equivalents

At September 30, 2011, our cash and cash equivalents totaled $10.6 million. At December 31, 2010, cash and cash equivalents totaled $2.4 million.  Our cash and cash equivalents consist primarily of an interest bearing account.  In May 2011, we borrowed $8.6 million through a senior secured term loan and issued common stock purchase warrants, which was offset by transaction related payments of $0.2 million. In March 2011, we sold approximately 7.1 million shares of common stock and warrants to purchase 5.7 million shares of common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs.  In February 2011, we sold approximately 8.9 million shares of common stock and warrants to purchase 4.0 million shares of common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs.

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

Current and Future Liquidity Position

During the first nine months of 2011, we raised gross proceeds of $20.3 million from borrowing under a senior secured term loan facility and the sale of common stock and warrants.  As of September 30, 2011 we had approximately $10.6 million in cash and cash equivalents.  Our anticipated average monthly cash operating expenses in 2011 is approximately $1.1 million.  In addition, we are required to make monthly interest and principal payments on our senior secured term loan beginning on December 1, 2011 in the amount of approximately $0.4 million. We believe that our cash is sufficient to fund operations into the second quarter of 2012. We have the ability to draw an additional $2 million under our senior secured term loan facility until December 31, 2011 upon meeting certain conditions, including the commencement of a Phase III clinical trial. We may also raise additional funds through the issuance of debt and/or equity to meet our cash needs.  Funds will be required for future operations and for clinical trials.

We plan to out-license our AmiKetTM compound to a third party who will complete clinical development and commercialize the product upon receipt of necessary regulatory approvals.  Discussions with prospective partners are continuing, however at this time we are unable to determine whether or when such an agreement might be concluded or the amount of any fees that may be paid to us in connection with the agreement.

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

Our ability to raise additional capital will depend on financial, economic and market conditions and other factors, many of which are beyond our control. We cannot be certain that such additional funding will be available upon acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our then-existing stockholders may experience further dilution. Our sales of equity have generally included the issuance of warrants, and if these warrants are exercised in the future, stockholders may experience significant additional dilution. We may not be able to raise additional capital through the sale of our securities which would severely limit our ability to fund our operations. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. Given our available cash resources, existing indebtedness and results of operations, obtaining additional debt financing may not be possible. To the extent that we raise additional capital through collaboration and licensing arrangements, it may be necessary for us to relinquish valuable rights to our product candidates that we might otherwise seek to develop or commercialize independently.

Operating Activities

Net cash used in operating activities for the first nine months of 2011 was $10.1 million as compared with $7.3 million in the first nine months of 2010.  Cash was primarily used to fund our net loss for the applicable period resulting from research and development, selling, general and administrative and other expenses.  Deferred revenue decreased by $0.7 million to account for the portion of the deferred revenue received from our licensing partners that was recognized as revenue.  The 2011 net loss was partially offset by a non-cash charge of $0.8 million for stock-based compensation and $0.8 million in amortization of deferred financing costs and discount on loans.  The 2011 net loss was also partially offset by a $0.4 million expense for excess inventory of Ceplene® that we believe will not be sold prior to reaching its product expiration date.  Accounts payable and accrued expenses increased by approximately $1.1 million primarily related to clinical expenses and a license fee, favorably impacting our operating cash flows.

The 2010 net loss was partially offset by a non-cash charge of $0.7 million of stock-based compensation and $0.4 million in foreign exchange loss.  Operating cash flows were favorably impacted by a $0.2 million increase in accounts payable and accrued expenses as a result of delaying payments to certain vendors and a $5.0 million increase in deferred revenue in connection with the Ceplene® European marketing and distribution agreement with Meda.

Investing Activities

Net cash provided by investing activities for the first nine months of 2011 was $0.1 million compared with net cash provided by investing activities of $45,000 for the first nine months of 2010.  Net cash provided by investing activities for the first nine months of 2011 consisted of the release of $0.1 million of restricted cash to pay interest on the convertible notes.  Net cash provided by investing activities for the first nine months of 2010 consisted of the release of $20,000 of restricted cash to pay interest on the convertible notes and $25,000 net proceeds from the purchase and sale of property and equipment.

Financing Activities

Net cash provided by financing activities for the first nine months of 2011 was $18.2 million compared with net cash provided by financing activities of $5.7 million for the first nine months of 2010.  In May 2011 we entered into a $10.6 million senior secured term loan facility and initially drew $8.6 million of the facility.  In March 2011, we raised $4.6 million in gross proceeds, $4.3 million net of $0.3 million in transaction costs, in connection with the issuance of common stock and warrants.   In February 2011, we raised $7.1 million gross proceeds, $6.6 million net of $0.5 million in transaction costs, in connection with the issuance of common stock and warrants. In June 2011, we prepaid our February 2009 convertible notes in the amount of $0.5 million and made our final payment on the tbg note due June 2011 in the amount of $0.5 million.

During the first nine months of 2010, we raised $6.7 million gross proceeds, $6.2 million net of $0.5 million in transaction costs in connection with the issuance of common stock and warrants. The increase in cash provided by financing was partially offset by loan repayments of $0.5 million.

Contractual Obligations

As of September 30, 2011, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows (in thousands of U.S. dollars, using exchange rates where applicable in effect as of September 30, 2011):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Long-term debt	$2,866	$5,826	$—	$—	$8,692
Interest expense	888	621	—	—	1,509
Operating leases	950	986	—	—	1,936
Other obligations	3,095	2,746	—	—	5,841
Total	$7,799	$10,179	$—	$—	$17,978

Our current commitments of debt consist of the following:

$0.8 million Promissory Note. In July 2006, Maxim Pharmaceuticals, Inc., our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006.  Our loan balance at September 30, 2011 is $0.1 million.

Senior Secured Term Loan. In May 2011, we entered into a senior secured term loan in the amount of $8.6 million with Midcap Financial, LLC., (“Midcap”).  We may borrow an additional $2.0 million from Midcap on or before December 31, 2011 upon meeting certain conditions, including the commencement of a Phase III clinical trial. The interest rate on the loan is 11.5% per year. In addition, we issued five-year common stock purchase warrants to Midcap granting them the right to purchase 1.1 million shares of our common stock at an exercise price of $0.63 per share. The basic terms of the loan require monthly payments of interest only through November 1, 2011, with 30 monthly payments of principal and interest which will commence on December 1, 2011. Any outstanding balance of the loan and accrued interest is to be repaid on May 27, 2014. In connection with the terms of the loan agreement, we granted Midcap a security interest in substantially all of our personal property including our intellectual property.

We allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. We calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years.  During the nine months ended September 30, 2011 and 2010, we recognized approximately $0.1 million and $0, respectively, of non-cash interest expense related to the accretion of the debt discount.

Our term loan with Midcap contains a subjective acceleration clause, which allows the lender to accelerate the loan’s due date in the event of a material adverse change in our ability to pay our obligations when due.  We believe that the likelihood of the due date being accelerated in this manner is not probable given the lender’s historic preference to avoid such action, our future prospects and our historic ability to raise financing when required, and therefore we have classified loan repayments due more than twelve months from the date of these financial statements as a long term liability.

Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expires in February 2012, and Munich, Germany, which expires in July 2014.  Long-term commitments under operating leases for facilities leased by Maxim and retained by us relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. In June 2008, we defaulted on our lease agreement for the premises located in San Diego, California by failing to make the monthly rent payment.  As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent.  The remaining balance of $0.1 million is classified as prepaid rent.  At September 30, 2011, we are current with our lease payments on this facility. We discontinued our drug discovery activities at this location and are currently looking to sublease the premises located in San Diego, California.

We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. As of September 30, 2011, we may be required to make future milestone payments, totaling approximately $5.8 million, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”

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

Our exposure to interest rate risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short term debt securities and bank deposits. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash and cash equivalents in a variety of interest-bearing instruments, primarily bank deposits. Due to the nature of our short-term and restricted investments, we believe that we are not exposed to any material interest rate risk. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.  Our debt is either interest-free or has a fixed interest rate, so we are not exposed to interest rate risk on our debt instruments. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or related parties.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the United States and Exchange Commission rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2011 we had approximately $10.6 million in cash and cash equivalents.  In May 2011, we entered into a $10.6 million senior secured term loan facility and initially drew $8.6 million of the facility.  In March 2011, we sold approximately 7.1 million shares of common stock and warrants to purchase 5.7 million shares of common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs.  In February 2011, we sold approximately 8.9 million shares of common stock and warrants to purchase 4.0 million shares of common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs.  Our anticipated average monthly cash operating expense in 2011 is approximately $1.1 million per month.  In addition, we are required to make monthly interest and principal payments on our senior secured term loan beginning on December 1, 2011 in the amount of approximately $0.4 million. We believe that our cash is sufficient to fund operations into the second quarter of 2012. We are considering other financing opportunities, particularly those not reliant on the issuance of equity securities, to obtain additional cash resources to fund operations and for clinical trials.

We plan to out-license our AmiKetTM compound to a third party who will complete clinical development and commercialize the product upon receipt of necessary regulatory approvals.  Discussions with prospective partners are continuing, however at this time we are unable to determine whether or when such an agreement might be concluded or the amount of any fees that may be paid to us in connection with the agreement.

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

101

The following financial information from EpiCept Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and September 30, 2010 (iii) Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and September 30, 2010, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation

November 10, 2011	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and
Chief Financial Officer