Form 10-K
period 2011-12-31
EPICEPT CORP
filed 2012-03-30
CIK 1208261

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011	Commission File No. 000-51290

EpiCept Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

777 Old Saw Mill River Road

Tarrytown, NY 10591

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (914) 606-3500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.0001 per share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $30,232,791.

As of March 23, 2012, the registrant had 81,001,370 shares of its common stock, par value $.0001 per share, outstanding.

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

•         the risk that Ceplene® will not receive regulatory approval or marketing authorization in the United States of America;

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

•         the risk that clinical trials for AmiKetTM or crolibulinTM will not be successful;

•         the risk that AmiKetTM or crolibulinTM will not receive regulatory approval or achieve significant commercial success;

•         the risk that we will not be able to find a partner to help conduct the Phase III trials for AmiKetTM on attractive terms, a timely basis or at all;

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

ITEM 1. BUSINESS

We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of pain and cancer.  Our strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies.  Our lead product is Ceplene®, which when used concomitantly with low-dose interleukin-2, or IL-2, is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission.  In addition to Ceplene®, we have AmiKetTM, a late-stage pain product candidate for the treatment of peripheral neuropathies, and two other oncology compounds in clinical development.  We believe this portfolio of pain management and oncology product candidates lessens our reliance on the success of any single product or product candidate.

Product Portfolio

The following table illustrates the depth of our product pipeline at December 31, 2011:

Product	Indication	Strategic Partner	Status
Ceplene®	AML Remission Maintenance	Meda AB	Marketed (Europe)

Product Candidate	Indication	Strategic Partner	Status
AmiKetTM	Neuropathic Pain CIPN, PHN, DPN	n/a	Phase II
Ceplene®	AML Remission Maintenance	n/a	Phase III (U.S.)
AzixaTM	Brain Cancer	Myrexis, Inc.	Phase II
CrolibulinTM	Solid Tumors	n/a	Phase I

Peripheral Neuropathy

Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system. The peripheral nervous system includes nerves that run from the brain and spinal cord to the rest of the body. A 2006 study conducted by Business Insight stated that peripheral neuropathy affects over 15 million people in the United States of America, or U.S., and is associated with conditions that injure peripheral nerves, including herpes zoster, or shingles, diabetes, HIV/AIDS and other diseases. It can also be caused by trauma or may result from surgical procedures or as a result of other therapies. Peripheral neuropathy is usually first felt as tingling and numbness in the hands and feet. Symptoms can be experienced in many ways, including burning, shooting pain, throbbing or aching. Peripheral neuropathy can cause intense chronic pain that, in many instances, is debilitating.

Cancer neuropathies represent a large unmet market. Neuropathic pain is caused by injury to, or compression of, the structures of the peripheral and central nervous system. Chemotherapy or radiotherapy treatments that patients receive for their cancer often results in neuropathic pain and is considered a side effect of the cancer treatment.  Chemotherapeutic agents, including vinca alkaloids, cisplatin and paclitaxel, are associated with peripheral neuropathies. Neuropathic pain is often described as sharp, tingling, burning or shooting. The National Cancer Institute estimates that 30-40% of cancer patients treated with chemotherapy experience symptoms of chemotherapy-induced peripheral neuropathy, or CIPN, which impairs their quality of life and ability to function. The debilitating, chronic pain of CIPN is one of the most common reasons why cancer patients stop their treatment early. More than one million breast cancer survivors in the U.S. alone suffer from this disease, for which there is no effective therapy.  AmiKetTM topical cream potentially fulfills this unmet need for a safe, well tolerated, and effective agent for CIPN.

Painful diabetic peripheral neuropathy, or DPN, is common in patients with long-standing Type 1 (juvenile) and Type 2 (adult onset) diabetes mellitus. An estimated 18.2 million people have diabetes mellitus in the U.S. The prevalence of neuropathy approaches 50% in those with diabetes mellitus for greater than 25 years. Specifically, the lifetime incidence of DPN is 11.6% and 32.1% for Type 1 and Type 2 diabetes, respectively. Common symptoms of DPN are sharp, stabbing, burning pain, or allodynia, which is pain to light touch, with numbness and tingling of the feet and sometimes the hands.

Various drugs are currently used in the treatment of DPN. These include tricyclic antidepressants, or TCA’s, such as amitriptyline, anticonvulsants such as gabapentin, serotonin and norepinephrine re-uptake inhibitors (e.g., duloxetine), and opioids (e.g., oxycodone). Unfortunately, the use of these drugs is often limited by the extent of the pain relief provided and the occurrence of significant central nervous system, or CNS, side effects such as dizziness, somnolence, and confusion. Because of its limited systemic absorption into the blood, AmiKetTM topical cream potentially fulfills the unmet need for a safe, well tolerated, and effective agent for painful DPN.

Post-herpetic neuralgia, or PHN, is one type of peripheral neuropathic pain associated with shingles which exists after the rash has healed. According to Datamonitor, PHN affects over 100,000 people in the U.S. each year. PHN causes pain on and around the area of skin that was affected by the shingles rash. Most people with PHN describe their pain as “mild” or “moderate.” However, the pain can be severe in some cases. PHN pain is usually a constant, burning or gnawing pain but can be an intermittent sharp or stabbing pain. Current treatments for PHN have limited effectiveness, particularly in severe cases and can cause significant adverse side effects. Our AmiKetTM product candidate has achieved statistically significant pain relief for the treatment of peripheral neuropathy in PHN patients.

AmiKetTM

AmiKetTM is a prescription topical analgesic cream containing a patented formulation of two FDA-approved drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an NMDA antagonist that is used as an intravenous anesthetic. AmiKetTM is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies. Since each of these ingredients has been shown to have significant analgesic effects and because NMDA (N-methyl-D-aspartic acid) antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe the combination is a good candidate for the development of a new class of analgesics. We believe that AmiKetTM can be used effectively in conjunction with orally delivered analgesics, such as gabapentin.

AmiKetTM is an odorless, white vanishing cream that is applied twice daily and is quickly absorbed into the applied area. We believe the topical delivery of its patented combination represents a fundamentally new approach for the treatment of pain associated with peripheral neuropathy. In addition, we believe that the topical delivery of our product candidate will significantly reduce the risk of adverse side effects and drug to drug interactions associated with the systemic delivery of the active ingredients. The results of our clinical trials to date have demonstrated the safety of the cream for use for up to one year and a potent analgesic effect in subjects with CIPN, DPN and post-herpetic neuralgia.

In December 2011, we met with the FDA and were granted permission by the FDA to initiate immediately the Phase III clinical development of AmiKetTM in the treatment of CIPN.  We received the final meeting minutes from our meeting with the FDA in January 2012 that included further encouraging guidance for the Phase III clinical and nonclinical development and subsequent New Drug Application, or NDA, filing of AmiKetTM in the treatment of CIPN.  The FDA indicated that a CIPN treatment protocol submitted by us will be reviewed expeditiously for a Special Protocol Assessment, or SPA. In the final meeting minutes, the FDA acknowledged that painful symptoms due to CIPN represent a significant unmet medical need and encouraged us to apply for Fast Track designation, which we submitted in February 2012. Further, the FDA waived several expensive and time consuming non-clinical toxicology studies, and indicated that a single four-arm factorial trial might suffice for regulatory approval if combined with other pivotal data in another neuropathy such as diabetic peripheral neuropathy.

The key element of the proposed Phase III clinical program is a 12-week, four-arm, factorial-designed trial in CIPN that would seek to demonstrate AmiKet’s superiority compared with placebo and with each of the component drugs of AmiKet™, amitriptyline and ketamine. We intend to submit the protocol for this trial to the FDA via a SPA. An additional two-arm efficacy study in another painful peripheral neuropathy may be performed as an alternative strategy to a second factorial-designed trial for the NDA filing, which could potentially lead to a broader label in the treatment of peripheral neuropathic pain. In addition to the positive outcome previously reported for AmiKet™ in CIPN, we have reported statistically significant positive results in the treatment of pain from post-herpetic neuralgia in several Phase II studies, the non-inferiority of AmiKet™ compared with gabapentin in another placebo controlled study, and a positive trend in the treatment of pain in a diabetic neuropathy Phase II study.

The meeting minutes included a summary of the nonclinical program requirements to file an NDA, which notably included only a single dermal carcinogenicity study. The dermal photo-irritation/toxicity assessment may be waived, provided dermal photo-irritation is assessed in the clinical program. A COMET assay (Single Cell Gel Electrophoresis to detect DNA damage) study is required prior to initiation of the long-term open label clinical safety study.

In February 2011, we presented data from our Phase IIb trial for AmiKetTM in CIPN, which was conducted by National Cancer Institute, or NCI.  The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program, or CCOP. More than 460 cancer survivors suffering from painful CIPN were enrolled in the six-week study. The results of the trial in the intent to treat, or ITT, population demonstrated that the change in average daily neuropathy intensity scores in the AmiKetTM group achieved a statistically significant reduction in CIPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Additionally, a pre-specified subgroup of the ITT population, those patients who previously received taxane chemotherapy, also showed a statistically significant reduction in average daily neuropathy intensity scores (p=0.034). This subgroup constituted more than 50% of the ITT population. Secondary efficacy endpoints confirmed the superiority of AmiKetTM vs. placebo. Furthermore, the safety profile of AmiKetTM was comparable to placebo.

In January 2009, we completed a Phase IIb, multi-center, randomized, placebo controlled trial in approximately 360 patients evaluating the analgesic properties and safety of AmiKetTM cream in patients with PHN. This trial compared the efficacy and safety of AmiKetTM against both gabapentin, the leading drug prescribed for this indication, and placebo.  The first primary endpoint was the change in pain intensity over the four week duration of the trial. The data demonstrated that AmiKetTM achieved statistically significant superior efficacy compared with placebo (p=0.024). An additional primary endpoint, to demonstrate that AmiKetTM was not inferior to gabapentin in reducing pain, was also met. A key secondary endpoint measured in the trial from a responder analysis indicated that 63% of patients in the AmiKetTM treatment arm achieved a reduction in pain scores of at least 30%, significantly higher than that of patients in the placebo arm (p=0.033). Top-line results further indicate that AmiKetTM achieved a superior safety profile when compared with gabapentin, especially with regard to dizziness and somnolence, as evaluated by the reporting of adverse events.  AmiKetTM has received orphan drug protection for the treatment of PHN.

In February 2008, we completed a Phase II clinical trial in 215 patients suffering from DPN.  The results of this double-blind, placebo-controlled study demonstrated that the primary endpoint, the difference in changes in pain intensity between AmiKetTM and placebo over the four week duration of the trial, nearly reached statistical significance (p=0.0715).  The analgesic benefits of AmiKetTM continued to build over time during the course of the study.  Key secondary endpoints measured in the trial from a responder analysis indicate that 60% of patients in the AmiKetTM treatment arm achieved a reduction of pain scores of at least 30% compared with 48% of patients in the placebo arm (p=0.076).  In addition, 33% of patients in the AmiKetTM treatment arm achieved a reduction in pain scores of at least 50% compared with 21% of patients in the placebo arm (p=0.078).  All pain scores measured trended in favor of the AmiKetTM treated patients over the placebo group, indicative of an analgesic effect in this type of peripheral neuropathic pain.  We concluded that data derived from the trial support the continued study of AmiKetTM in late-stage pivotal clinical trials.

Subject to securing sufficient funds needed for the effort, we plan to initiate the Phase III program for AmiKet in the second half of 2012.  The Phase III program is anticipated to take approximately two years and, if successful, may lead to an NDA filing in 2014.

Cancer

Cancer is the second leading cause of death in the U.S. Half of all men and one third of all women in the U.S. will develop cancer during their lifetimes. Today, millions of people are living with cancer or have had cancer. Although there are many kinds of cancer, they are all caused by the out-of-control growth of abnormal cells. Normal body cells grow, divide, and die in an orderly fashion. During the early years of a person’s life, normal cells divide more rapidly until the person becomes an adult. After that, cells in most parts of the body divide only to replace worn-out or dying cells and to repair injuries. Because cancer cells continue to grow and divide, they are different from normal cells. Instead of dying, they outlive normal cells and continue to form new abnormal cells.

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

Ceplene®

AML is the most deadly and most common type of acute leukemia in adults. There are approximately 40,000 AML patients in the European Union, or EU, with 16,000 new cases occurring each year. Additionally, there are approximately 13,000 new cases of AML and 9,000 deaths caused by this cancer each year in the U.S.  Once diagnosed with AML, patients typically receive induction and consolidation chemotherapy, with the majority achieving complete remission. However, about 70-80% of patients who achieve first complete remission will relapse, with the median time in remission before relapse with current treatments being only 12 months. Less than 15% of relapsed patients survive long-term.

Ceplene® (histamine dihydrochloride) is our proprietary product for the remission maintenance and prevention of relapse in adult patients with AML in first remission. Ceplene® is to be administered in conjunction with low-dose IL-2 and is designed to protect lymphocytes responsible for immune-mediated destruction of residual leukemic cells. Ceplene® reduces the formation of oxygen radicals from phagocytes, inhibiting nicotinamide adenine dinucleotide phosphate-oxidase, or NADPH oxidase, and protecting IL-2-activated Natural Killer cells, or NK-cells, and Thymus cells, or T-cells. These two kinds of cells, NK-cells and T-cells, possess an ability to kill and support the killing of cancer cells and virally infected cells.

In October 2008, we received a full marketing authorization from the European Commission for Ceplene®.  The approval allows Ceplene® to be marketed in the 27 member states of the EU, as well as in Iceland, Liechtenstein and Norway.  The approval by the European Commission is based, in part, on the results of the single pivotal 320-patient Phase III trial for Ceplene® in conjunction with low dose IL-2. The primary result of this trial was that treatment with Ceplene/IL-2 significantly reduced the occurrence of relapse among AML patients in complete remission. The improvement of long-term leukemia-free survival in patients receiving Ceplene/IL-2 exceeded 50%. Moreover, Ceplene® was well tolerated in this patient population and conferred an acceptable risk benefit profile for AML patients.

Ceplene is an Orphan Medicinal Product in the EU for the treatment of AML.  As a result of its designation, we have been granted market exclusivity in the EU until October 2018.  As part of receiving marketing authorization under Exceptional Circumstances for Ceplene®, we are required to perform a post-approval clinical study.  The first part of the study will seek to further elucidate the clinical pharmacology of Ceplene® by assessing certain immune biomarkers in AML patients in first remission. The second part of the study will assess the effect of Ceplene/IL-2 on the development of minimal residual disease in the same patient population.  More than 75 patients have been enrolled into this study to date.

Ceplene®  is licensed to Meda AB of Sweden to market and sell in Europe and certain Pacific Rim countries, and to MegaPharm Ltd. to market and sell in Israel where it was approved in 2011.  Ceplene® is currently on the list of pre-approved products in Germany, England, Sweden, Denmark, and Italy (a temporary approval); additionally, it is available on a named patient basis in many other countries in the European Union.  Reimbursement is being negotiated in France and Spain among other countries in the European Union.  Ceplene® is currently available on a named-patient basis in Israel.  Following Ministry of Health approval of labeling and other technical matters, Megapharm Ltd. is expected to commence the commercial launch of Ceplene® in Israel.

In order to obtain marketing approval in the U.S., the Food and Drug Administration, or FDA, is requiring that we undertake an additional Phase III study having overall survival as the primary endpoint.  In May 2011, we submitted to the FDA a detailed Phase III protocol and a request for Special Protocol Assessment, or SPA. We received initial written responses from the FDA in June 2011.  Among those responses, the FDA noted that in contrast to its earlier position it is now proposing that the trial attempt to isolate Ceplene’s effect by including an IL-2 monotherapy arm in the trial protocol.  We met with the FDA to reconcile the major protocol elements in September 2011.  At the meeting, the FDA indicated that as part of a registration study, the effect of Ceplene® must be isolated from the effect of IL-2 and that to meet that requirement the preferred study design will compare Ceplene®/IL-2 vs. IL-2 monotherapy.  The FDA also recommended that the patients in the IL-2 monotherapy group receive the same IL-2 dosing regimen as those patients receiving Ceplene®/IL-2 in combination.  To meet the FDA’s latest requirements we must commit significant funding and time to a new trial that will not yield results for several years.  Given the capital commitment required and the uncertainty with respect to clinical results and commercial success, we do not intend to proceed with a Phase III trial for Ceplene® at this time.

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

Azixa™

AzixaTM is a novel small molecule VDA and apoptosis inducer discovered internally and licensed to Myrexis Inc. for clinical development.  It is a lipophilic compound that collects in the brain at significant concentrations.  AzixaTM demonstrated a broad range of anti-tumor activities against many tumor types in various animal models as well as activity against different types of multi-drug resistant cell lines. In March 2007, Myrexis initiated two Phase II clinical trials for AzixaTM in patients with primary brain cancer and in patients with melanoma that has spread to the brain.  The trials were designed to assess the safety profile of AzixaTM and the extent to which it can improve the overall survival of these patients.

Myrexis announced in February 2012 that it has suspended company-wide operations pending the outcome of an evaluation of available strategic alternatives to enhance shareholder value that is being undertaken by the investment bank Stifel Nicolaus Weisel on behalf of Myrexis’ Board of Directors.  Myrexis is initiating an alignment of resources consistent with its decision to suspend further development activities. We are closely monitoring the developments and intend to enforce our rights as appropriate under our license agreement with Myrexis.

Our Strategic Alliances

Meda AB

In January 2010, we entered into an exclusive commercialization agreement for Ceplene® with Meda AB, a leading international specialty pharmaceutical company based in Stockholm, Sweden.  Under the terms of the agreement, we granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia.  Pursuant to the terms of the agreement, we received a $3 million fee on signing and an additional $2 million milestone payment in May 2010 upon the first commercial sale of Ceplene® in a major European market.  Additional potential payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales.  We will receive an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties and will be responsible for Ceplene®’s commercial supply.  The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months’ prior written notice.  The agreement can also be terminated by mutual agreement or for cause.

Myrexis, Inc.

We licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis in 2003, including Azixa™. Under the terms of the agreement, we granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. We also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology.  The agreement requires that Myrexis make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3.0 million was paid and recognized as revenue, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales.  Myrexis announced in February 2012 that it has suspended company-wide operations pending the outcome of an evaluation of available strategic alternatives to enhance shareholder value that is being undertaken by the investment bank Stifel Nicolaus Weisel on behalf of Myrexis’ Board of Directors.  Myrexis is initiating an alignment of resources consistent with its decision to suspend further development activities. We are closely monitoring the developments and intend to enforce our rights as appropriate under our license agreement with Myrexis.

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

Ben Venue Laboratories, the contract manufacturer of Ceplene®, was recently identified by EMA as having “shortcomings in quality assurance” at its facility in Bedford, Ohio.  Ceplene® has not been included in the product recall issued by the EMA in connection to its findings and no complaints or any other issue relating to product quality have been reported for Ceplene®.  As part of its interim recommendations, the EMA’s Committee for Medicinal Products for Human Use (CHMP) noted that it considers supplies of Ceplene® to be essential for patients and that existing stocks in the European Union should remain available to them. Adequate supplies of Ceplene® continue to be available and no immediate shortage is anticipated.  As a precaution, and at the direction of the EMA, we have distributed a Direct Healthcare Professional Communication to all sites where Ceplene® is being used alerting them to strictly follow directions already provided in the Summary of Product Characteristics (SPC) of examining each vial for particulates before use.

Sales and Marketing

In order to commercially market Ceplene® or any of our product candidates in the U.S. upon receipt of marketing approval, we must either develop an internal sales and marketing infrastructure or collaborate with third parties with sales and marketing expertise. We have retained the rights to commercialize AmiKetTM and crolibulinTM worldwide and to market Ceplene® globally except for Europe and certain Pacific rim countries. In addition, we have granted Myrexis exclusive worldwide commercialization rights, with rights to sublicense, for AzixaTM. We will likely market our products in international markets outside of North America through collaborations with third parties. We intend to make decisions regarding internal sales and marketing of our product candidates on a product-by-product and country-by-country basis.

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

The following is a summary of the patent position relating to our three in-house product candidates:

AmiKetTM — We own a U.S. patent with claims directed to a formulation containing a combination of amitriptyline and ketamine, which can be used as a treatment for the topical relief of pain, including neuropathic pain, that expires in August 2021. We also have a license to additional patents, which expire in September 2015 and May 2018, and which have claims directed to topical uses of tricyclic antidepressants, such as amitriptyline, and NMDA antagonists, such as ketamine, as treatments for relieving pain, including neuropathic pain.

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

CrolibulinTM — The intellectual property protection regarding this compound is covered by two issued U.S. patents , with the latest one expiring in May 2022 and one application pending covering the composition and uses of this compound and structurally related analogs. Additional foreign patent applications are pending in major pharmaceutical markets outside the U.S.

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

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, partners and other advisors may unintentionally or willfully disclose information to competitors. Enforcing a claim that a third party illegally obtained and is using trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

The pharmaceutical, biotechnology and other life sciences industries are characterized by the existence of a large number of patents and frequent litigation based upon allegations of patent infringement. While our drug candidates are in clinical trials, and prior to commercialization, we believe our current activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S. and Section 55.2(1) of the Canadian Patent Act, each of which covers activities related to developing information for submission to the FDA and its counterpart agency in Canada. As our drug candidates progress toward commercialization, the possibility of an infringement claim against us increases. While we attempt to ensure that our drug candidates and the methods we employ to manufacture them do not infringe other parties’ patents and other proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights.

For a discussion of the risks associated with our intellectual property, see Item 1A. “Risk Factors — Risks Relating to Intellectual Property.”

License Agreements

We have in the past licensed and will continue to license patents from collaborating research groups and individual inventors.

Epitome/Dalhousie

In August 1999, we entered into a sublicense agreement with Epitome Pharmaceuticals Limited under which we were granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia that were licensed to Epitome by Dalhousie University. These and other patents cover the combination treatment consisting of amitriptyline and ketamine in AmiKetTM. This technology has been incorporated into AmiKetTM.  In July 2007, we converted the sublicense agreement previously established with Epitome Pharmaceuticals Limited, related to AmiKetTM, into a direct license with Dalhousie University.  Under this new arrangement, we gained more favorable terms, including a lower maintenance fee obligation and reduced royalty rate on future product sales.

We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. We are obligated to make payments to Dalhousie totaling $0.9 million, of which $0.2 million has been paid, upon achievement of specified milestones and to pay single-digit royalties based on annual net sales derived from the products incorporating the licensed technology. We are obligated to pay Dalhousie an annual maintenance fee of $0.5 million until the license agreement expires or is terminated, or an NDA for AmiKetTM is filed with the FDA, otherwise Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent.  The sublicense agreement with Epitome terminated in July 2007.  We paid Epitome a fee of $0, $0 and $0.3 million during 2011, 2010 and 2009, respectively.  We paid Dalhousie a maintenance fee of $0.5 million during each of the years 2011, 2010 and 2009, respectively.  These payments were expensed to research and development.

Hellstrand

In October 1999, we entered into a royalty agreement with Dr. Kristoffer Hellstrand under which we have an exclusive license to certain patents for Ceplene® configured for the systemic treatment of cancer, infectious diseases, autoimmune diseases and other medical conditions. Under this agreement, we paid Dr. Hellstrand $1 million in 1999 and will owe a royalty of 1% of net sales. In November 2009 we expanded our collaboration with Dr. Hellstrand by concluding a new agreement in which we acquired rights to develop certain new compounds.  As compensation for this agreement and for providing certain ongoing consulting services, we awarded Dr. Hellstrand options to purchase 50,000 shares of our common stock and agreed to pay a monthly consulting fee.  In November 2011, we terminated the November 2009 collaboration agreement with Dr. Hellstrand.  We paid Dr. Hellstrand royalties based on net sales of Ceplene® of $0.1 million in 2010 and inconsequential amounts in 2011 and 2009 .

Shire Biochem

In March 2004 and as amended in January 2005, we entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem, Inc., formerly known as BioChem Pharma, Inc., which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreements, Shire BioChem agreed to assign and/or license to us rights it owned under or shared under its oncology research program. The agreement requires that we provide Shire BioChem a portion of any sublicensing payments we receive if we relicense the series of compounds, and make milestone payments to Shire BioChem totaling up to $26 million, assuming the successful commercialization of a compound for the treatment of a cancer indication, as well as pay a royalty on product sales.  We accrued a license fee of $0.7 million at December 31, 2011, payable as a result of the commencement of a Phase I clinical trial for crolibulinTM in 2006.

Government Regulation

U.S.

The FDA and comparable state and local regulatory agencies impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our product candidates. In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, and implementing regulations. The process required by the FDA before our product candidates may be marketed in the U.S. generally involves the following:

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

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered with the three-phase sequential process that is discussed above under “Government Regulation — U.S.” However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.

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

In addition, regulatory approval of prices is required in most countries other than the U.S. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators.

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

Employees

Our workforce consists of 11 full-time employees as of March 23, 2012, three of whom hold a Ph.D. or M.D. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

Since our inception, we have made substantial investments in research and development.  We incurred research and development expenses of $7.9 million, $8.1 million and $11.6 million during the years 2011, 2010 and 2009, respectively.  We will need to make additional investments in research and development to bring our product candidates to market.

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

We had approximately $6.4 million in cash and cash equivalents at December 31, 2011.  We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our Common Stock.  The Shares of Preferred Stock were convertible into an aggregate of 10.0 million shares of our Common Stock.  Our anticipated average monthly cash operating expenses in 2012 is approximately $0.8 million per month.  We believe that our cash is sufficient to fund operations into the third quarter of 2012.  We are considering other financing opportunities, particularly those not reliant on the issuance of equity securities, to obtain additional cash resources to fund operations and for clinical trials.

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

We have incurred significant losses since our inception, and we expect that we will experience net losses and negative cash flow for the foreseeable future. Since our inception in 1993, we have incurred significant net losses in each year. Our losses have resulted principally from expenses incurred in connection with our development activities and from general and administrative expenses associated with our operations. Our net loss was $15.7 million, $15.5 million and $38.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our accumulated deficit was $266.2 million and $250.6 million at December 31, 2011 and 2010, respectively. We may never generate sufficient net revenue to achieve or sustain profitability.

We expect to continue to incur significant expenses over the next several years as we:

•                  continue to conduct clinical trials for our product candidates;

•                  seek regulatory approvals for our product candidates;

•                  develop, formulate and commercialize our product and product candidates;

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

Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and as a result our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2011, which is included herein, with respect to this uncertainty. We will need to generate significant revenue from the sale of Ceplene® or raise additional capital to continue to operate as a going concern.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

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

All of our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining approvals from the U.S. Food and Drug Administration, or FDA, European Medicines Agency for the Evaluation of Medicinal Products, or EMA, and other governmental and similar international regulatory agencies is costly, time consuming, uncertain and subject to unanticipated delays. The FDA, EMA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. Despite the fact we received the marketing authorization for Ceplene® in the European Union and Israel, we may not receive regulatory approval outside of the European Union and Israel, including in the U.S. or Canada. The FDA, EMA and similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMA or similar international regulators may also require additional testing for safety and efficacy. Any failure or delay in obtaining these approvals could prohibit or delay us from marketing product candidates. If our other product candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these product candidates and we may not generate significant revenues from the commercial sale of any of our products.

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

We and other drug development companies have suffered setbacks in late-stage clinical trials even after achieving promising results in early stage development. Accordingly, the results from completed preclinical studies and early stage clinical trials may not be predictive of results in later stage trials and may not be predictive of the likelihood of regulatory approval. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of our product candidates, may severely harm our business and delay or prevent us from being able to generate revenue from product sales, and our stock price will likely decline.

We may not be able to obtain regulatory approval in the U.S. for Ceplene®, our lead product candidate, which could delay or prevent us from being able to generate revenue from sales of Ceplene®, and require additional expenditures.

None of our products has received regulatory approval in the U.S.  In August 2010, we received a refusal to file letter from the FDA on our New Drug Application, or NDA, for Ceplene®.

In order to obtain marketing approval in the U.S., the FDA is requiring that EpiCept undertake an additional Phase III study having overall survival as the primary endpoint.  In May 2011, EpiCept submitted to the FDA a detailed Phase III protocol and a request for Special Protocol Assessment (“SPA”). The Company received initial written responses from the FDA in June 2011.  Among those responses, the FDA noted that in contrast to its earlier position it is now proposing that the trial attempt to isolate Ceplene’s effect by including an IL-2 monotherapy arm in the trial protocol.  The Company met with the FDA to reconcile the major protocol elements in September 2011.  At the meeting, the FDA indicated that as part of a registration study, the effect of Ceplene® must be isolated from the effect of IL-2, and that to meet that requirement the preferred study design is a comparison of Ceplene®/IL-2 vs. IL-2 monotherapy.  The FDA also recommended that the patients in the IL-2 monotherapy group receive the same IL-2 dosing regimen as those patients receiving Ceplene®/IL-2 in combination.  At this time, we do not intend to proceed with a Phase III trial for Ceplene®.

It will take a considerable amount of time and money to conduct a new trial, and we may not be able to obtain the necessary financing to see a new trial through to completion.  Even if we are able to complete a new trial, the trial may not be successful, and even if the new trial is successful and we submit a new NDA for Ceplene®, the FDA may nevertheless again issue a refusal to file, which means the FDA will not review our NDA, or even if it accepts our NDA for filing it may recommend that our NDA not be approved.

If the FDA accepts our submission, we may be unsuccessful in our efforts to obtain a marketing approval from the FDA. In the event we do not obtain marketing approval, we may appeal, but such an appeal may not be successful. A negative decision would delay or prevent us from generating revenue from product sales of Ceplene® in the U.S. for the foreseeable future and may require us to conduct additional costly and time-consuming clinical trials.

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

In November 2009, Health Canada accepted for review a New Drug Submission, or NDS, for Ceplene® for the treatment of AML in Canada.  We received a denial for data protection for Ceplene® in Canada in the fourth quarter of 2009.  We appealed this denial for data protectionand, in November 2010, we withdrew our application for approval of Ceplene® in Canada.  We retain the right to re-file the application at any time over the next five years without prejudice.  If we are unable to maintain data protection in Canada for Ceplene®, we may never generate revenue from sales of Ceplene® in Canada.

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

We may not be able to maintain European Union regulatory approval for Ceplene®, our lead product, which could delay or prevent us from being able to generate revenue from sales of Ceplene® and require additional expenditures.

In October 2008, Ceplene® was granted full marketing authorization by the European Commission, which allows Ceplene® to be marketed in the 27 member states of the European Union, as well as in Iceland, Liechtenstein and Norway. Ceplene® is to be administered in conjunction with low-dose interleukin-2 (IL-2). As part of granting the marketing authorization under Exceptional Circumstances, we have agreed to perform two post-approval clinical studies, that have now been combined into a single clinical study. The first part of the study will seek to further elucidate the clinical pharmacology of Ceplene® by assessing certain biomarkers in AML patients in first remission. The second part of the study will assess the effect of Ceplene®/IL-2 on the development of minimal residual disease in the same patient population. We may not receive a positive outcome in this study, and our marketing authorization in the European Union may be terminated under certain circumstances. A negative outcome or terminated marketing authorization would delay or prevent us from generating revenue from product sales of Ceplene® and may require us to conduct additional costly and time-consuming clinical trials. There is no assurance that we will be able to maintain governmental regulatory approvals to market Ceplene® in Europe. If we are unable to maintain regulatory approval to market Ceplene® in Europe, our business, financial condition and results of operations would be materially and adversely affected.

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

In addition, the policies of the FDA or other applicable regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by regulatory authorities, our regulatory approvals will be limited to those indications that are specifically submitted to the regulatory agency for review. These “off-label” uses are common across medical specialties and may constitute the best treatment for many patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow regulatory rules and guidelines relating to promotion and advertising may cause the regulatory agency to delay its approval or refuse to approve a product, the suspension or withdrawal of an approved product from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecutions, any of which could harm our business.

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

Risks Relating to Commercialization

We and our partners may not be able to successfully market and sell Ceplene®, which could harm our business.

Even though Ceplene® was granted full marketing authorization by the European Commission for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission, our partner, Meda AB, may not be able to effectively market and sell Ceplene®.  We are reliant on Meda AB to generate revenue from sales of Ceplene® in Europe and certain other countries on our behalf.  We are also reliant on Megapharm Ltd. to market and sell Ceplene® in Israel.

We expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as Meda AB and Megapharm Ltd. launch and commercialize Ceplene®. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ deficit. We anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be dependent on the successful commercialization of Ceplene®. If we are unable to generate significant revenue from Ceplene®, or attain profitability, we may not be able to sustain our operations.

Ceplene® may fail to achieve market acceptance, which could harm our business.

Even though Ceplene® was granted full marketing authorization by the European Commission and the Ministry of Health for the remission maintenance and prevention of relapse in adult patients with Acute Myeloid Leukemia in first remission, physicians may choose not to prescribe this product, and third-party payers may choose not to pay for it. Accordingly, we may be unable to generate significant revenue or become profitable.

Acceptance of Ceplene® will depend on a number of factors including:

•                        acceptance of Ceplene® by physicians and patients as a safe and effective treatment;

•                        availability of reimbursement for our product from government or healthcare payors;

•                        cost effectiveness of Ceplene®;

•                        the effectiveness of our and Meda’s, Megapharm Ltd. or collaboration partners’ sales and marketing efforts;

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

We have entered into a collaborative arrangement with Meda to market and sell Ceplene® in Europe and certain other countries and we may enter into other collaborations with third parties to further develop and commercialize Ceplene® and AmiKet™. We may not be able to enter into collaborative arrangements on attractive terms, on a timely basis or at all. Dependence on collaborators for the development and commercialization of our product candidates subjects us to a number of risks, including:

•                  we may not be able to control the amount and timing of resources that our collaborators devote to the development or commercialization of our product candidates or to their marketing and distribution, which could adversely affect our ability to obtain milestone and royalty payments;

•                  disputes may arise between us and our collaborators that result in the delay or termination of the commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•                  our collaborators may experience financial difficulties;

•                  our collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to expose us to potential litigation, jeopardize or lessen the value of our proprietary information, or weaken or invalidate our intellectual property rights;

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

If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, the product will need to be manufactured in larger quantities. While Ceplene® and AmiKet™ have been manufactured on a commercial scale, our other product candidates have been manufactured in only small quantities for preclinical and clinical trials. In those cases, our third party manufacturers may not be able to successfully increase their manufacturing capacity in a timely or economical manner, or at all. We may be forced to identify alternative or additional third party manufacturers for Ceplene® or any of our product candidates, which may prove difficult because the number of potential manufacturers is limited and the FDA and EMA, in the case of Ceplene®, must approve any replacement contractor prior to manufacturing our products. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. If we are unable to successfully increase the manufacturing capacity for a drug candidate in a timely and economical manner, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply, both of which may have an adverse effect on our business.

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

Our ability to commercialize any products successfully will depend in part on the extent to which reimbursement will be available from governmental and other third-party payors, both in the U.S. and in foreign markets. The amount reimbursed for our products may be insufficient to allow them to compete effectively with products that are reimbursed at a higher level. If the price we are able to charge for any product we develop is inadequate in light of our development costs, our profitability would be reduced.

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

Eligibility for coverage does not imply that any drug product will be reimbursed in all cases or at a rate that allows us to make a profit. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not become permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other products or services and may reflect budgetary constraints and/or Medicare or Medicaid data used to calculate these rates. Net prices for products also may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the U.S.

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

We will compete with Pfizer and Endo, among others, in the treatment of neuropathic pain. There are also many companies, both publicly and privately held, including well-known pharmaceutical companies and academic and other research institutions, engaged in developing pharmaceutical products for the treatment of life-threatening cancers and diseases.

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

EpiCept GmbH, our German subsidiary, is subject to various risks associated with its international operations, which could increase our costs of maintaining and operating our German subsidiary.

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

Expenses incurred by our German operations are typically denominated in euros. As a result, our costs of maintaining and operating our German subsidiary increase if the value of the U.S. dollar relative to the euro declines.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. In addition, changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents.

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

The defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings in the U.S. are costly, time consuming to pursue and result in diversion of resources. The outcome of these proceedings is uncertain and could significantly harm our business.

We will also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We will use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific partners and other advisors may unintentionally or willfully disclose its confidential information to competitors. Enforcing a claim that a third party improperly obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

Our common stock trades on the Nasdaq OMX Stockholm Exchange and the OTCQX® U.S. trading platform since September 19, 2011. Our common stock traded on The Nasdaq Capital Market from January 30, 2007 through September 18, 2011.  Our common stock traded on The Nasdaq National Market from January 5, 2006 through January 29, 2007. Our common stock did not trade on an exchange prior to January 4, 2006. Sales of substantial amounts of our common stock in the public market through equity financing or otherwise could adversely affect the prevailing market prices of the common stock and our ability to raise equity capital in the future. In particular, we have outstanding warrants to purchase approximately 34.3 million shares of our common stock as of March 23, 2012, and although most of these warrants are currently exercisable at prices that are higher than the current market price of our stock, their future exercise could have a negative impact on the market price of our common stock. These exercises or sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

We have outstanding and exercisable warrants to purchase approximately 20.3 million shares of our common stock with exercise prices ranging from $0.20 - $1.38 and warrants to purchase approximately 14.0 million shares of our common stock with exercise prices ranging from $1.64 - $8.79 as of March 23, 2012.  The market price of our common stock could decline as a result of exercises or sales by our existing warrant holders and stockholders in the market or the perception that these exercises or sales could occur.  These sales might also make it more difficult for us to sell equity securities or convertible debt securities at a time and price that we deem appropriate.  We may decide to sell new equity securities at a discount to the current market price of our common stock, which could have a negative impact on the market price of our common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of The OTCQX® U.S. trading platform and the Nasdaq OMX Stockholm Exchange. The obligations of being a public company require significant additional expenditures and place additional demands on our management as we comply with the reporting requirements of a public company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2011 fiscal year that remain unresolved.

ITEM 2. PROPERTIES

We lease approximately 10,000 square feet located at 777 Old Saw Mill River Road, Tarrytown, NY; the lease expired in February 2012, however we have entered into an amendment to this lease that extends into August 2012.  We also lease approximately 3,000 square feet in Munich, Germany; the lease expires in July 2014.  We currently lease approximately 23,500 rentable square feet of laboratory and office space in San Diego, California that we are attempting to sublease; the lease expires in October 2013.  Other than the leased space in San Diego that we are attempting to sublease, we believe that our existing facilities are adequate to accommodate our business needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On November 25, 2008 plaintiffs Kenton L. Crowley and John A. Flores filed a complaint against us in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California.  The complaint alleged breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2.  Discovery was conducted in 2010 and 2011 and is now complete.  We filed a motion for summary judgment on April 29, 2011, which was granted in our favor on January 24, 2012.  Therefore, in 2011 we reversed the reserve of approximately $0.2 million that was previously recorded.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on both the Nasdaq OMX Stockholm Exchange and the OTCQX under the symbol “EPCT.” Our common stock began trading on the OTCQX on September 19, 2011; prior to that date, it was traded on The Nasdaq Capital Market. The following table sets forth the range of high and low sales prices per share for our common stock as reported on, as applicable, the OTCQX (since September 19, 2011) and The Nasdaq Capital Market (prior to September 19, 2011) during the periods indicated. For ease of comparison, all of the prices in the following table have been adjusted to reflect the 1:3 reverse split of our common stock, which was effective for the start of trading on January 15, 2010, as if such reverse split had been in effect during the periods indicated.  Prior to January 4, 2006, all of our common stock, par value $.0001 per share, was privately held.  We have never declared or paid dividends on our common stock and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.  On March 8, 2012, there were approximately 21,000 record holders of our common stock and approximately 4,000 beneficial owners of our common stock, based upon the number of shares of common stock held in “street name”.

	Price Range
	High	Low
For Year Ended December 31, 2011
First Quarter	$0.93	$0.57
Second Quarter	0.75	0.42
Third Quarter	0.57	0.29
Fourth Quarter	0.41	0.26

	Price Range
	High	Low
For Year Ended December 31, 2010
First Quarter	$2.73	$1.74
Second Quarter	2.12	0.95
Third Quarter	1.15	0.52
Fourth Quarter	1.09	0.33

The high and low sales prices for the Common Stock during the first quarter of 2012 (through March 23, 2012) were $0.39 and $0.20 respectively. The closing price on March 23, 2012 was $0.25.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2011	2010	2009		2008	2007
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$944	$994	$414		$265	$327
Costs and expenses:
Costs of goods sold	692	997	—		—	—
General and administrative	6,452	7,244	7,548		9,599	11,759
Research and development	7,853	8,127	11,603		12,623	15,312
Total costs and expenses	14,997	16,368	19,151		22,222	27,071
Loss from operations	(14,053)	(15,374)	(18,737)		(21,957)	(26,744)
Other expense, net	(1,599)	(159)	(20,073	)(2)	(3,422)	(1,945)
Loss before income tax expense	(15,652)	(15,533)	(38,810)		(25,379)	(28,689)
Income tax expense	(4)	(4)	(4)		(3)	(4)
Net loss	(15,656)	(15,537)	(38,814)		(25,382)	(28,693)
Basic and diluted loss per common share(1)	$(0.23)	$(0.32)	$(0.97)		$(1.23)	$(2.37)
Weighted average shares outstanding(1)	68,313,381	47,853,560	40,139,299		20,685,710	12,129,258

	At December 31,
	2011		2010	2009	2008	2007
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,378		$2,435	$5,142	$790	$4,943
Working capital (deficit)	(5,500	)(3)	(1,887)	1,407	(8,535)	(8,208	)(4)
Total assets	7,521		4,689	7,514	2,271	7,398
Long-term debt	—		448	967	277	375
Accumulated deficit	(266,238)		(250,582)	(235,045)	(196,231)	(170,849)
Total stockholders’ deficit	(17,146)		(14,135)	(9,079)	(17,730)	(14,177)

(1)	On January 14, 2010 there was a one-for-three reverse stock split. All prior periods have been retroactively adjusted to reflect the reverse stock splits.

(2)

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

3)

Our debt owed to Midcap Financial of $8.3 million at December 31, 2011, which matures on May 27, 2014 contains a subjective acceleration clause and accordingly is classified as a current liability in accordance with Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, 470-10, “Debt - Overall”, or ASC 470-10.

(4)

Our debt owed to Hercules of $7.3 million and $10.0 million at December 31, 2007 and 2006, respectively, which matured on April 1, 2009 contained a subjective acceleration clause and accordingly was classified as a current liability in accordance with ASC 470-10.

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

Overview

We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of pain and cancer. Our strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies.  Our lead product is Ceplene®, which when used concomitantly with low-dose interleukin-2, or IL-2, is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission.  In addition to Ceplene®, we have AmiKet™, a late-stage pain product candidate for the treatment of peripheral neuropathies, and two other oncology compounds in clinical development.  We believe this portfolio of pain management and oncology product candidates lessens our reliance on the success of any single product or product candidate.

Our late-stage pain product candidate, AmiKetTM cream (formerly known as EpiCeptTM NP-1) is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies.  We presented data from our Phase IIb trial for AmiKetTM in chemotherapy-induced peripheral neuropathy, or CIPN, in February 2011. The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program (“CCOP”).  More than 460 cancer survivors suffering from painful CIPN were enrolled in the six-week study. The results of the trial in the intent to treat, or ITT, population demonstrated that the change in average daily neuropathy intensity scores in the AmiKetTM group achieved a statistically significant reduction in CIPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Secondary efficacy endpoints confirmed the superiority of AmiKetTM vs. placebo. Furthermore, the safety profile of AmiKetTM was comparable to placebo.

In December 2011, we met with the FDA and were granted permission by the FDA to initiate immediately the Phase III clinical development of  AmiKetTM.  We received the final meeting minutes from our meeting with the FDA in January 2012 that included further encouraging guidance for the Phase III clinical and nonclinical development and subsequent New Drug Application, or NDA, filing of AmiKetTM in the treatment of CIPN.  The FDA indicated that a CIPN treatment protocol submitted by us will be reviewed expeditiously for a Special Protocol Assessment, or SPA. In the final meeting minutes, the FDA acknowledged that painful symptoms due to CIPN represent a significant unmet medical need and encouraged us to apply for Fast Track designation, which we submitted in February 2012. Further, the FDA waived several expensive and time consuming non-clinical toxicology studies, and indicated that a single four-arm factorial trial might suffice for regulatory approval if combined with other pivotal data in another neuropathy such as diabetic peripheral neuropathy.

The key element of the proposed Phase III clinical program is a 12-week, four-arm, factorial-designed trial in CIPN that would seek to demonstrate AmiKet’s superiority compared with placebo and with each of the component drugs of AmiKet™, amitriptyline and ketamine. We intend to submit the protocol for this trial to the FDA via a SPA. An additional two-arm efficacy study in another painful peripheral neuropathy may be performed as an alternative strategy to a second factorial-designed trial for the NDA filing, which could potentially lead to a broader label in the treatment of peripheral neuropathic pain. In addition to the positive outcome previously reported for AmiKet™ in CIPN, we have reported statistically significant positive results in the treatment of pain from post-herpetic neuralgia in several Phase II studies, the non-inferiority of AmiKet™ compared with gabapentin in another placebo controlled study, and a positive trend in the treatment of pain in a diabetic neuropathy Phase II study.

We engaged SunTrust Robinson Humphrey in January 2012 to assist in exploring strategic alternatives to maximize Amiket’s commercial opportunity. The engagement is concentrating on the identification and implementation of a strategy designed to optimize AmiKet’s value for our shareholders, which includes the evaluation of potential transactions involving the sale of our company.

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

In order to obtain marketing approval in the United States of America, or U.S., the Food and Drug Administration, or FDA, is requiring that we undertake an additional Phase III study having overall survival as the primary endpoint.  In May 2011, we submitted to the FDA a detailed Phase III protocol and a request for Special Protocol Assessment, or SPA. We received initial written responses from the FDA in June 2011.  Among those responses, the FDA noted that in contrast to its earlier position it is now proposing that the trial attempt to isolate Ceplene’s effect by including an IL-2 monotherapy arm in the trial protocol.  We met with the FDA to reconcile the major protocol elements in September 2011.  At the meeting, the FDA indicated that as part of a registration study, the effect of Ceplene® must be isolated from the effect of IL-2, and that to meet that requirement the preferred study design is a comparison of Ceplene®/IL-2 vs. IL-2 monotherapy.  The FDA also recommended that the patients in the IL-2 monotherapy group receive the same IL-2 dosing regimen as those patients receiving Ceplene®/IL-2 in combination. To meet the FDA’s latest requirements we must commit significant funding and time to a new trial that will not yield results for several years.  Given the capital commitment required and the uncertainty with respect to clinical results and commercial success we do not intend to proceed with a Phase III trial for Ceplene® at this time.

Our other oncology compounds include crolibulinTM and AzixaTM.  CrolibulinTM is a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors.  In December 2010, the National Cancer Institute, or NCI, initiated a Phase Ib/II clinical trial for crolibulinTM to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer, or ATC.  Trial enrollment has progressed to the second dosing cohort and the combination is demonstrating good tolerability.  AzixaTM, an apoptosis inducer with VDA activity licensed by us to Myrexis, Inc., or Myrexis, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  Myrexis announced in February 2012 that it has suspended company-wide operations  pending the outcome of an evaluation of available strategic alternatives to enhance shareholder value that is being undertaken by the investment bank Stifel Nicolaus Weisel on behalf of Myrexis’ Board of Directors.  Myrexis is  initiating an alignment of resources consistent with its decision to suspend further development activities. We are closely monitoring the developments and intend to enforce our rights as appropriate under our license agreement with Myrexis.

Other than the marketing approval of Ceplene® in the EU and Israel, none of our drug candidates have received FDA or foreign regulatory marketing approval.  In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that our clinical data and that of our collaborators establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborative arrangements with third parties to participate in the clinical development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $266.2 million as of December 31, 2011. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:

•                  continue to conduct clinical trials for our product candidates;

•                  seek regulatory approvals for our products and product candidates;

•                  develop, formulate, and commercialize our product candidates;

•                  implement additional internal systems and develop new infrastructure;

•                  acquire or in-licenses additional products or technologies or expand the use of our technologies; and

•                  maintain, defend and expand the scope of our intellectual property.

We believe that our cash at December 31, 2011, plus $1.8 million of net cash received in February 2012 from the issuance of 2,000 shares of our Series A 0% Convertible Preferred Stock, par value $.0001 per share and warrants to purchase 5.0 million shares of our Common Stock will be sufficient to fund our operations and meet our debt service requirements into the third quarter of 2012.  We are considering various financing opportunities to obtain additional cash resources to fund operations and clinical trials.

We have two wholly-owned subsidiaries, Maxim Pharmaceuticals, Inc., which is currently inactive, and EpiCept GmbH, based in Munich, Germany, which is engaged in commercial activities on our behalf.

Common Stock Listing

We announced that Nasdaq OMX Stockholm AB had approved our request for a primary listing of our common stock on the Nasdaq OMX Stockholm Exchange on September 7, 2011.  We previously had a secondary listing on Nasdaq OMX Stockholm.  We sought the change in status in recognition of our large Swedish shareholder base and the historical trading volume of our common stock on the Exchange.  The change in status became effective September 5, 2011 and did not affect our short name and order book I.D. on the Exchange.  We will continue to make quarterly and other regulatory filings with the Securities and Exchange Commission, or SEC.

We notified Nasdaq that we were transferring the listing of our common stock in the U.S. from the Nasdaq Capital Market to the OTCQX® U.S. trading platform effective September 19, 2011.  Our ticker symbol on OTCQX® remains “EPCT”.  We maintain our primary listing on the Nasdaq OMX Stockholm Exchange.

Recent Events

We filed a Certificate of Designation in Delaware on February 8, 2012, which designated 2,000 shares of our authorized preferred shares as Series A 0% Convertible Preferred Stock.

We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our Common Stock.  The shares of Preferred Stock were convertible into an aggregate of 10.0 million shares of our Common Stock.  A total of 1,224 shares of Preferred Stock were converted into approximately 6.1 million shares of our Common Stock as of March 23, 2012.

We reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 (the “Series B Warrants”) effective January 9, 2012. The Series B Warrants, which originally would have expired at the close of business on January 9, 2012, are exercisable for up to 6,136,363 shares of our common stock; the original exercise price was $1.64 per share. The exercise price has been reduced to $0.20 per share, and the expiration date has been extended to the close of business on the earlier of (i) April 9, 2012 or (ii) a date selected by us in our sole discretion, with respect to which date we provide written notice to the warrant holder not less than ten business days in advance.  A total of 3.8 million warrants were exercised for proceeds of $0.8 million as of March 23, 2012.

License Agreements

Meda AB.  We entered into an exclusive commercialization agreement for Ceplene® with Meda AB, a leading international specialty pharmaceutical company based in Stockholm, Sweden in January 2010.  Under the terms of the agreement, we granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia.  We received a $3 million fee on signing and received an additional $2 million upon the first commercial launch of Ceplene® in a major European market, which have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda.  Additional potential payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales. We will also receive an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties and we will be responsible for Ceplene®’s commercial supply. The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months prior written notice.  The agreement can also be terminated by mutual agreement or for cause.

Myrexis Inc.  In connection with our merger with Maxim Pharmaceuticals on January 4, 2006, we acquired a license agreement with Myrexis under which we licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis. Myrexis has initiated clinical trials for AzixaTM, a MX90745 series compound, for the treatment of brain cancer. Under the terms of the agreement, Maxim granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to us totaling up to $27 million, of which $3.0 million was paid and recognized as revenue by

Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales. We received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial in March 2008, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024.  Myrexis announced in February 2012 that it has suspended company-wide operations  pending the outcome of an evaluation of available strategic alternatives to enhance shareholder value that is being undertaken by the investment bank Stifel Nicolaus Weisel on behalf of Myrexis’ Board of Directors.  Myrexis is  initiating an alignment of resources consistent with its decision to suspend further development activities. We are closely monitoring the developments and intend to enforce our rights as appropriate under our license agreement with Myrexis.  We recorded inception to date revenue of $0.2 million related to this license agreement as of December 31, 2011.

DURECT Corporation.  We entered into a license agreement with DURECT in December 2006, pursuant to which we granted DURECT the exclusive worldwide rights to certain of our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, we received a $1.0 million payment. We amended our license agreement with DURECT in September 2008.  Under the terms of the amended agreement, we granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT.  We recorded inception to date revenue of $1.0 million related to this license agreement as of December 31, 2011.

Endo Pharmaceuticals Holding, Inc.  We entered into a license agreement with Endo in December 2003 under which we granted Endo (and its affiliates) the exclusive (including as to us and our affiliates) worldwide right to commercialize LidoPAIN BP. We also granted Endo worldwide rights to certain of our other patents used by Endo in the development of certain Endo products, including Lidoderm®, Endo’s topical lidocaine-containing patch, for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, we received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. We may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both our LidoPAIN BP product candidate and licensed Endo product candidates, including Lidoderm®, so long as, in the case of Endo’s product candidate, our patents provide protection thereof. We are also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. We are also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as our patents provide protection thereof. The future amount of milestone payments we are eligible to receive under the Endo agreement is $82.5 million. We recorded inception to date revenue related to this license agreement in the amount of $1.7 million as of December 31, 2011, of which $27,000 was recorded as revenue during 2011.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments affecting the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this annual report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period and stock-based compensation. Actual results could differ from those estimates.

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

Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. We periodically review our estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. We increased the estimated development period with respect to our license with Endo by an additional twelve months to reflect additional time required to obtain clinical data from our partner during each of the years 2011, 2010 and 2009.

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

We issued approximately 1.4 million and 0.8 million stock options during the years 2011 and 2010, respectively, with varying vesting provisions to certain of our employees and directors. Based on the Black-Scholes valuation method (volatility — 110.0%, risk free rate — 1.93% - 2.06%, dividends — zero, weighted average life — 5 years; forfeiture — 10%), for the grants issued in 2011, we estimated $0.8 million of share-based compensation will be recognized as compensation expense over the vesting period, which will be amortized over the weighted average remaining requisite service period of 2.75 years. We recognized total share-based compensation of approximately $0.9 million during each of the years 2011and 2010 related to the options granted during 2010, 2009, 2008, 2007 and 2006. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.

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

Derivatives

As a result of certain financings, derivative instruments were created that we have measured at fair value and mark to market at each reporting period. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our cost of capital, the risk free rate of return, volatility in the fair value of our stock price, future foreign exchange rates of the U.S. dollar to the euro and future profitability of our German subsidiary. At each reporting date, we review applicable assumptions and estimates relating to fair value and record any changes in the statement of operations and comprehensive loss.

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

Certain of our debt instruments, which were repaid in 2011, were denominated in euros. Changes in the value of the euro relative to the value of the U.S. dollar affected the U.S. dollar value of our indebtedness at each reporting date as substantially all of our assets are held in U.S. dollars. These changes were recognized by us as a foreign currency transaction gain or loss, as applicable, and are reported in other expense or income in our consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” which amends Topic 220, Comprehensive Income.  ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted the provisions of ASU 2011-05 on a retrospective basis in the year ended December 31, 2011. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends ASC 820 “Fair Value Measurement”.  ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted the provisions of ASU 2011-04 beginning on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

On October 7, 2009, the FASB issued ASU 2009-13, “Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force” which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. We adopted the provisions of ASU 2009-13 beginning on January 1, 2011. Based on our current revenue arrangements, the adoption of ASU 2009-13 did not have a material impact on our financial statements.

Results of Operations

Years Ended December 31, 2011 and 2010

Revenues. We recognized revenue of approximately $0.9 million and $0.8 million in 2011 and 2010, respectively, from prior upfront licensing fees and milestone payments received from our strategic alliances and royalties with respect to certain technology; and $39,000 and $0.2 million in 2011 and 2010, respectively, in product revenues from the sales of Ceplene® to Meda. We recognized revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last to expire patent with Myrexis, DURECT and GNI. We recognized revenue of $29,000 and $33,000 during the years 2011 and 2010, respectively, from royalties with respect to acquired Maxim technology.

The current portion of deferred revenue at December 31, 2011 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from our strategic alliances.

Cost of goods sold. Cost of goods sold was $0.7 million and $1.0 million in 2011 and 2010, respectively.  Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.  We expensed $0.7 million and $0.9 million in 2011 and 2010, respectively, of Ceplene® inventory as we believe such inventory will not be sold prior to reaching its product expiration date.

Selling, general and administrative expense. Selling, general and administrative expense decreased by 10%, or $0.7 million, to $6.5 million for 2011 from $7.2 million in 2010. The decrease was primarily attributable to $0.6 million in lower salary expenses due to a reduction in bonus payments to employees and selling expenses were reduced by approximately $0.4 million to zero in 2011, partially offset by higher administrative expenses of $0.4 million related to fees incurred while exploring alternative financing opportunities.

Research and development expense. Research and development expense decreased by 2%, or $0.2 million, to $7.9 million in 2011 from $8.1 million in 2010. The decrease was primarily attributable to $0.2 million in lower salary expenses due to a reduction in bonus payments to employees and lower patent maintenance fees of $0.1 million. Our research and development efforts in 2011 were focused on our open label trial of Ceplene® that is intended to meet our post-approval requirements with the EMA and on preparation of the protocol for AmiKet™ that was discussed at a meeting with the FDA in December 2011.  Our research and development efforts in 2010 were focused on our open label trial of Ceplene® that is intended to meet our post-approval requirements with the EMA and on preparation of the NDA for Ceplene® that was submitted in June 2010.

We incurred the following research and development expense in 2011 and 2010:

	2011	2010
	(in thousands)
Direct Expenses:
Ceplene®	$3,759	$4,081
AmiKet™	881	523
CrolibulinTM	399	131
Other projects	—	16
	5,039	4,751
Indirect Expenses:
Staffing	1,332	1,492
Other indirect	1,482	1,884
	2,814	3,376
Total Research & Development	$7,853	$8,127

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

Other income (expense), net. Our other income (expense), net consisted of the following  2011 and 2010:

	2011	2010
	(in thousands)
Other income (expense), net consist of:
Interest expense	$(1,271)	$(361)
Change in value of warrants and derivatives	—	—
Interest income	12	7
Other Income	—	733
Foreign exchange loss	(340)	(538)
Other expense, net	$(1,599)	$(159)

We recorded other expense, net of $1.6 million in 2011 as compared to other expense, net of $0.2 million in 2010.  The $1.4 million increase in other expense, net was primarily related to higher interest expense of $0.9 million related to the senior secured term loan that we entered into in May 2011 and amortization of debt issuance costs that was accelerated as a result of the prepayment of the remaining $0.5 million in principal amount of our February 2009 convertible debt.  Amortization of debt issuance costs was accelerated in December 2010 as a result of the termination of the Equity Distribution Agreement with Maxim Group LLC.  Other income (expense) was positively impacted by a $0.2 million change in foreign exchange losses though it was substantially offset by $0.7 million of other income that was recorded in 2010 from the Qualifying Therapeutic Discovery Project Program, or QTDP.

We were notified by the Internal Revenue Service in October 2010 that our application for the QTDP was certified and a grant in the amount of $0.7 million was approved.  This grant was provided under a new section of the Internal Revenue Code that was enacted as part of the Patient Protection and Affordable Care Act of 2010.  The program, which provided for grants and tax credits, was intended to benefit discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need, or detect or treat chronic or acute diseases and conditions; reduce long-term growth of health care costs in the U.S.; or significantly advance the goal of curing cancer within 30 years.  We received the grant in November 2010.

Income Taxes. Income tax expense in each  of the years 2011 and 2010 was $4,000.  We had federal net operating loss carryforwards, or NOLs, of $134.2 and $120.9 million, state NOLs of $129.4 and $115.6 million, and foreign NOLs of $16.7 and $15.6 million as of December 31, 2011 and 2010, respectively, available to reduce future taxable income. Our federal and state NOLs will begin to expire after 2012 through 2031. In accordance with ASC 740, “Income Taxes,” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with these deferred tax assets at December 31, 2011 and 2010.

Years Ended December 31, 2010 and 2009

Revenues. We recognized revenue of approximately $0.8 million and $0.4 million in 2010 and 2009, respectively, from prior upfront licensing fees and milestone payments received from our strategic alliances and royalties with respect to certain technology; and $0.2 million and $0 in 2010 and 2009, respectively, in product revenues from the sales of Ceplene® to Meda. We recognized revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last to expire patent with Myrexis, DURECT and GNI. We recognized revenue of $33,000 and $40,000 in 2010 and 2009, respectively, from royalties with respect to acquired Maxim technology.

The current portion of deferred revenue at December 31, 2010 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from Meda, Myrexis, Endo, DURECT and GNI, Ltd.

Cost of goods sold. Cost of goods sold was $1.0 million and $0 in 2010 and 2009, respectively.  Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.  We expensed $0.9 million of Ceplene® inventory in 2010 as we believe such inventory will not be sold prior to reaching its product expiration date.

Selling, general and administrative expense.  Selling, general and administrative expense decreased by 4%, or $0.3 million, to $7.2 million in 2010 from $7.5 million in 2009. The overall decrease in administrative expense can be attributed to continued cost reduction efforts in 2010.  Stock-based compensation charges amounted to $0.7 million in 2010, or a decrease of $0.2 million from 2009.  In addition, our accounting, investor relations and public reporting expense decreased $0.3 million in 2010 as compared to the same period in 2009, partially offset by higher legal and other administrative expenses of $0.3 million related to exploring alternative financing opportunities.  Selling expenses have been significantly reduced, and we expect general and administrative expenses to remain at approximately current levels over the next few quarters.

Research and development expense. Research and development expense decreased by 30%, or $3.5 million, to $8.1 million in 2010 from $11.6 million in 2009. The decrease was primarily attributable to $2.0 million in lower salary and salary related expenses and facility costs related to closing our research facility in San Diego in 2009, lower clinical trial expenses for Ceplene® of $0.9 million, lower license fees of $0.5 million and lower stock-based compensation charges of $0.2 million, partially offset by higher regulatory fees of $0.3 million. Our research and development efforts in 2010 were focused on our open label trial of Ceplene® that is intended to meet our post-approval requirements with the EMA and on preparation of the NDA for Ceplene® that was submitted in June 2010.  Our clinical efforts in 2009 were focused on the completion of our clinical trials of AmiKetTM and our Phase I clinical trial of crolibulinTM and the commencement of our open label trial of Ceplene® that is intended to meet our post-approval requirements with the EMA.

We incurred the following research and development expense in 2010 and 2009:

	2010	2009
	(in thousands)
Direct Expenses:
Ceplene®	$4,081	$3,896
AmiKet™	523	971
CrolibulinTM	131	705
Other projects	16	46
	4,751	5,618
Indirect Expenses:
Staffing	1,492	2,591
Other indirect	1,884	3,394
	3,376	5,985
Total Research & Development	$8,127	$11,603

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

Other income (expense), net. Our other income (expense), net consisted of the following in 2010 and 2009:

	2010	2009
	(in thousands)
Other income (expense), net consist of:
Interest expense	$(361)	$(20,021)
Change in value of warrants and derivatives	—	(305)
Interest income	7	32
Other Income	733	—
Foreign exchange gain (loss)	(538)	221
Other expense, net	$(159)	$(20,073)

We recorded other expense, net of $0.2 million in 2010 as compared to other expense, net of $20.1 million in 2009.  The $19.9 million decrease in other expense, net was primarily related to $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense, which was paid from restricted cash, as a result of the conversion of $24.5 million of our 7.5556% convertible subordinated notes due 2014 into approximately 9.1 million shares of our common stock in 2009.  Amortization of debt issuance costs was accelerated in December 2010 as a result of the termination of the Equity Distribution Agreement with Maxim Group LLC, which established an at-the-market program through which we had the right to sell, from time to time and at our sole discretion, shares of our common stock having an aggregate offering price of up to $15 million.  Other income (expense) was negatively impacted by a $0.8 million change in foreign exchange gains though it was substantially offset by $0.7 million of other income from the Qualifying Therapeutic Discovery Project Program, or QTDP.

We were notified by the Internal Revenue Service in October 2010 that our application for the QTDP was certified and a grant in the amount of $0.7 million was approved.  This grant was provided under a new section of the Internal Revenue Code that was enacted as part of the Patient Protection and Affordable Care Act of 2010.  The program, which provided for grants and tax credits, was intended to benefit discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need, or detect or treat chronic or acute diseases and conditions; reduce long-term growth of health care costs in the U.S.; or significantly advance the goal of curing cancer within 30 years.  We received the grant in November 2010.

Income Taxes. Income tax expense in each of the years 2010 and 2009 was $4,000. We had federal net operating loss carryforwards, or NOLs, of $120.9 and $90.8 million, state NOLs of $115.6 and $95.5 million, and foreign NOLs of $15.6 and $15.0 million at December 31, 2010 and 2009, respectively, available to reduce future taxable income. Our federal and state NOLs will begin to expire after 2012 through 2031. In accordance with ASC 740, “Income Taxes,” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with these deferred tax assets at December 31, 2010 and 2009.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any significant revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $266.2 million as of December 31, 2011, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position at December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
	(in thousands)
Working capital (deficit)	$(5,500)	$(1,887)
Cash and cash equivalents	6,378	2,435
Notes and loans payable, current portion	8,022	524
Notes and loans payable, long term portion	—	448

Working Capital (Deficit)

We had a working capital deficit of $5.5 million at December 31, 2011, consisting of current assets of $6.7 million and current liabilities of $12.2 million. This represents a negative change in working capital of approximately $3.6 million from our working capital deficit of $1.9 million consisting of current assets of $2.9 million and current liabilities of $4.8 million at December 31, 2010.  We funded our working capital deficit and the cash portion of our 2011 operating loss with the cash proceeds from our May 2011 senior secured term loan and $13.7 million in gross proceeds from our March 2011, February 2011 and November 2010 financings.  Our current liabilities include approximately $5.0 million in principal amount due more than twelve months from the date of these financial statements on our May 2011 senior secured term loan and a $0.3 million fee payable on maturity of this loan as a result of classifying all payments due under this loan as a current liability because of the likelihood that the due date could be accelerated in accordance with a subjective acceleration clause in this loan agreement.

Cash and Cash Equivalents

Our cash and cash equivalents totaled $6.4 million and $2.4 million at December 31, 2011 and 2010, respectively. Our cash and cash equivalents consist primarily of an interest bearing account.  We borrowed $8.6 million in May 2011 through a senior secured term loan and issued common stock purchase warrants, which was offset by transaction related payments of $0.2 million.  We sold approximately 7.1 million shares of common stock and warrants to purchase 5.7 million shares of common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs in March 2011.  We sold approximately 8.9 million shares of common stock and warrants to purchase 4.0 million shares of common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs in February 2011.

We received $3.0 million from Meda in January 2010 in connection with the signing of the Ceplene® European marketing and distribution agreement and we received $2.0 million from Meda in May 2010 in connection with the launch of Ceplene® in Europe.  We sold approximately 6.1 million shares of common stock and warrants to purchase 11.0 million shares of common stock for gross proceeds of $6.7 million, $6.2 million net of $0.5 million in transactions costs in June 2010.  We sold approximately 3.3 million shares of common stock and warrants to purchase 1.5 million shares of common stock for gross proceeds of $2.0 million, $1.9 million net of $0.1 million in transactions costs in November 2010.  We sold approximately 31,000 shares of common stock through our at-the-market program for gross proceeds of $0.1 million and we received proceeds of $0.8 million from the exercise of approximately 1.4 million warrants in 2010.

Current and Future Liquidity Position

We raised gross proceeds of $20.3 million, $19.3 million net of $1.0 million in transaction costs in 2011.  We had approximately $6.4 million in cash and cash equivalents at December 31, 2011.  We reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 in January 2012.   A total of 3.8 million warrants were exercised for proceeds of $0.8 million as of March 23, 2012.  We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our Common Stock.  The Shares of Preferred Stock were convertible into an aggregate of 10.0 million shares of our Common Stock.  A total of 1,224 shares of Preferred Stock were converted into approximately 6.1 million shares of our Common Stock as of March 23, 2012.  Our anticipated average monthly cash operating expenses in 2012 is approximately $0.8 million per month.  In addition, we are required to make monthly interest and principal payments on our senior secured term loan in the amount of approximately $0.4 million. We believe that our cash is sufficient to fund operations into the third quarter of 2012.  We are considering various financing opportunities to obtain additional cash resources to fund operations and clinical trials.

We engaged SunTrust Robinson Humphrey in January 2012 to assist in exploring strategic alternatives to maximize the commercial opportunity of AmiKet™, our prescription topical cream intended for the treatment of chemotherapy-induced peripheral neuropathy, or CIPN, following taxane-based therapy. The engagement will focus on the identification and implementation of a strategy designed to optimize AmiKet’s value for our shareholders, which includes the evaluation of potential transactions involving the sale of our company.

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

Operating Activities

Net cash used in operating activities was $14.0 million in 2011, as compared to $10.4 million in 2010 and $29.5 million in 2009. Cash was primarily used to fund our net loss in 2011 resulting from research and development, general, administrative and other expenses. The 2011 net loss was partially offset by non-cash charges of $0.9 million in stock-based compensation, $0.9 million in amortization of deferred financing costs and discount on loans and $0.1 million of depreciation and amortization expense. The 2011 net loss was also partially offset by a $0.7 million expense for excess inventory of Ceplene® that we believe will not be sold prior to reaching its product expiration date and $0.3 million in foreign exchange loss.  Deferred revenue decreased by $0.9 million to account for the portion of the deferred revenue received from our strategic partners that was recognized as revenue. Accounts payable and accrued expenses also decreased by $0.2 million as a result of payments to our vendors and the reversal of a legal reserve.

Cash was primarily used to fund our net loss in 2010 resulting from research and development, selling, general, administrative and other expenses. The 2010 net loss was partially offset by non-cash charges of $0.9 million in stock-based compensation, $0.2 million in amortization of deferred financing costs and discount on loans and $0.2 million of depreciation and amortization expense. The 2010 net loss was also partially offset by a $5.0 million increase in deferred revenue in connection with the Ceplene® European marketing and distribution agreement with Meda, a $0.9 million expense for excess inventory of Ceplene® that we believe will not be sold prior to reaching its product expiration date and $0.5 million in foreign exchange loss.  Inventory increased by $0.5 million as we prepared for the launch of Ceplene® in Europe and deferred revenue decreased by $0.8 million to account for the portion of the deferred revenue received from our strategic partners that was recognized as revenue. Accounts payable and accrued expenses also decreased by $0.9 million as a result of payments to our vendors.

Investing Activities

Net cash provided by investing activities was $0.1 million in 2011 compared with net cash provided by investing activities was $0.1 million in 2010  and net cash used in investing activities was $0.1 million in 2009.  Cash was provided by the release of $0.1 million of restricted cash to pay interest on the February 2009 convertible notes in 2011.  Cash was provided by the release of $38,000 from restricted cash to pay for interest on the February 2009 convertible notes and $27,000 from the sale of equipment in our San Diego research facility in 2010. We do not anticipate significant capital expenditures in the near future.

Financing Activities

Net cash provided by financing activities was $17.8 million in 2011 compared to $7.6 million in 2010 and $33.9 million in 2009.  We borrowed $8.6 million in May 2011 through a senior secured term loan and issued common stock purchase warrants, which was offset by transaction related payments of $0.2 million.  We sold approximately 7.1 million shares of common stock and warrants to purchase 5.7 million shares of common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs in March 2011.  We sold approximately 8.9 million shares of common stock and warrants to purchase 4.0 million shares of common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs in February 2011.

We raised $6.7 million in gross proceeds, $6.2 million net of $0.5 million in transaction costs, in connection with the issuance of common stock and warrants in June 2010.  We raised $2.0 million gross proceeds, $1.9 million net of $0.1 million in transaction costs, in connection with the issuance of common stock and warrants in November 2010.  We sold approximately 31,000 shares of common stock through our at-the-market program for gross proceeds of $0.1 million in 2010.  We also received proceeds of $0.8 million related to the exercise warrants in 2010 and paid $0.9 million towards the remaining balance of our loan with tbg.

Contractual Obligations

The annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows as of December 31, 2011 (in thousands of U.S. dollars, using exchange rates where applicable in effect at December 31, 2011):

	Less than			More than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
Notes and loans payable	$3,392	$4,993	$—	$—	$8,385
Interest expense	796	460	—	—	1,256
Operating leases	880	778	—	—	1,658
Other obligations	2,995	2,434	—	—	5,429
Total	$8,063	$8,665	$—	$—	$16,728

$0.8 million Due 2012. Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in July 2006,  in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006.  Our loan balance is $0.1 million at December 31, 2011.

Senior Secured Term Loan. We entered into a senior secured term loan in the amount of $8.6 million in May 2011 with Midcap Financial, LLC., (“Midcap”).  We had the option to borrow an additional $2.0 million from Midcap on or before December 31, 2011 upon meeting certain conditions, including the commencement of a Phase III clinical trial, which we did not exercise. The interest rate on the loan is 11.5% per year. In addition, we issued five-year common stock purchase warrants to Midcap granting them the right to purchase 1.1 million shares of our common stock at an exercise price of $0.63 per share. The basic terms of the loan require monthly payments of interest only through November 1, 2011, with 30 monthly payments of principal and interest which commenced on December 1, 2011. Any outstanding balance of the loan and accrued interest is to be repaid on May 27, 2014. In connection with the terms of the loan agreement, we granted Midcap a security interest in substantially all of our personal property including our intellectual property.

We allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. We calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years.  We recognized approximately $0.2 million and $0 in 2011 and 2010, respectively, of non-cash interest expense related to the accretion of the debt discount.

Our term loan with Midcap contains a subjective acceleration clause, which allows the lender to accelerate the loan’s due date in the event of a material adverse change in our ability to pay our obligations when due.  We believe that our losses from operations, our stockholders’ deficit and a cash balance that is lower than our loan payable increase the likelihood of the due date being accelerated in this manner, and therefore we have classified loan repayments due more than twelve months from the date of these financial statements as a short term liability. The original deferred financing fees and debt discount continue to be amortized over the life of the debt that was assumed when the obligation was originally recorded.

Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expired in February 2012 and has been extended to August 2012, and Munich, Germany, which expires in July 2014. Long-term commitments under operating leases for facilities leased by Maxim and retained by us relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. We defaulted on our lease agreement for the premises located in San Diego, California in June 2008 by failing to make the monthly rent payment.  As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent.  The remaining balance of $0.1 million is classified as prepaid rent.  We are current with our lease payments on this facility at December 31, 2011. We discontinued our drug discovery activities at this location and are currently looking to sublease the premises located in San Diego, California.

We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. We may be required to make future milestone payments, totaling approximately $5.4 million as of December 31, 2011, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management and Board of Directors

We have a strong team of experienced business executives, scientific professionals and medical specialists. Our executive officers and directors, their ages and positions as of March 23, 2012 are as follows:

Name	Age	Position/Affiliation
John V. Talley	56	President, Chief Executive Officer and Director
Robert W. Cook	56	Chief Financial Officer — Senior Vice President, Finance and Administration, and Secretary
Stephane Allard, M.D.	58	Chief Medical Officer
Dileep Bhagwat, Ph.D.	61	Senior Vice President, Pharmaceutical Development
Alan W. Dunton, M.D.	57	Non-Executive Chairman
Keith L. Brownlie	59	Director
Robert G. Savage	58	Director
A. Collier Smyth, M.D.	66	Director
Gerhard Waldheim	64	Director
Wayne P. Yetter	66	Director

Executive Officers and Key Employees

John V. Talley has been our President, Chief Executive Officer and a Director since October 2001. Mr. Talley has more than 30 years of experience in the pharmaceutical industry. Prior to joining us, Mr. Talley was the Chief Executive Officer of Consensus Pharmaceuticals, a biotechnology drug discovery start-up company that developed a proprietary peptide-based combinatorial library screening process. Prior to joining Consensus, Mr. Talley led Penwest Ltd.’s efforts in its spin-off of its subsidiary Penwest Pharmaceuticals Co. in 1998 and served as President and Chief Operating Officer of Penwest Pharmaceuticals. Mr. Talley started his career at Sterling Drug Inc., where he was responsible for all U.S. marketing activities for prescription drugs, helped launch various new pharmaceutical products and participated in the 1988 acquisition of Sterling Drug by Eastman Kodak Co. Mr. Talley received his B.S. in Chemistry from the University of Connecticut and completed coursework towards an M.B.A. in Marketing from New York University, Graduate School of Business. Based on Mr. Talley’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as our Chief Executive Officer, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Talley has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Robert W. Cook has been our Chief Financial Officer and Senior Vice President, Finance and Administration since April 2004. Prior to joining us, Mr. Cook was Vice President, Finance and Chief Financial officer of Pharmos Corporation since January 1998 and became Executive Vice President of Pharmos in February 2001. From May 1995 until his appointment as Pharmos’s Chief Financial Officer, he was a vice president in GE Capital’s commercial finance subsidiary, based in New York. From 1977 until 1995, Mr. Cook held a variety of corporate finance and capital markets positions at The Chase Manhattan Bank, both in the United States of America (“U.S.”) and in several overseas locations. He was named a managing director of Chase and several of its affiliates in January 1986. Mr. Cook received his B.S. in International Finance from The American University, Washington, D.C.

Stephane Allard, M.D., has been our Chief Medical Officer since March 2007. Prior to that he was Chief Executive Officer, President and a Director of Biovest International.  Dr. Allard also served in executive positions at Sanofi-Synthelabo, Synthelabo, Inc. and Lorex Pharmaceuticals.  Dr. Allard received his medical doctorate from Rouen Medical College and received a Diplomate of CESAM (Certificate of Statistical Studies Applied to Medicine) and a PhD in Clinical Pharmacology and Pharmacokinetics (Pitie Salpetriere Hospital); Paris, France.

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

Board of Directors

Alan W. Dunton, M.D., joined our board of directors in January 2012 and serves as Non-Executive Chairman.  Dr. Dunton is the Founder of Danerius, LLC, a consulting company that advises pharmaceutical and biotechnology companies on issues related to drug development, licensing and regulatory matters.  He is currently a Director at Targacept, Inc., Palatin Technologies and Oragenics, Inc.  From 2007 to 2009 Dr. Dunton served as President and CEO of Panacos Pharmaceuticals Inc., a NASDAQ-listed biotechnology company.  At Panacos he guided an HIV product into late-stage clinical development and its subsequent sale.  From 2003 to 2005 Dr. Dunton was President, CEO and a Director of Metaphore Pharmaceuticals, Inc., and served as Chairman of ActivBiotics, Inc. in 2006 after the two companies merged.  In 2002 he was President and COO of Emisphere Technologies, Inc.  From 1994 to 2002 Dr. Dunton was a senior executive in various capacities within the Pharmaceuticals Group of Johnson & Johnson, including President of The Janssen Research Foundation where he was responsible for the development and regulatory activities for such blockbuster drugs as Levaquin®, Topamax® and Risperdal® line extensions.  Earlier in his career he held clinical research and clinical pharmacology positions at Syntex Corporation, Ciba-Geigy Corporation, Hoffmann La Roche Inc. and Revlon Health Care Group. Based on his extensive knowledge of, and experience in, the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Dr. Dunton has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Keith L. Brownlie has served as a member of our board of directors since April 2011.  Mr. Brownlie spent his entire career with the accounting firm of Ernst & Young LLP, retiring from the New York/New Jersey offices in 2010 after 36 years with the firm. At Ernst & Young, he served as audit partner for numerous public companies and was the Life Sciences Industry Leader for the New York Metro Area.  Mr. Brownlie received a B.S. in Accounting from Lehigh University and is a Certified Public Accountant. Mr. Brownlie co-founded the New Jersey Entrepreneur of the Year Program and was co-chair of the BIONJ/PABIO Annual Symposium.  Based on Mr. Brownlie’s roles, experience and responsibilities which qualify him as a financial expert, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Brownlie has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Robert G. Savage has been a member of our Board since December 2004 and served as the Chairman of the Board through December 2011. Mr. Savage has been a senior pharmaceutical executive for over twenty five years. He held the position of Worldwide Chairman of the Pharmaceuticals Group at Johnson & Johnson and was both a company officer and a member of the Executive Committee. He also served Johnson & Johnson in the capacity of a Company Group Chairman and President of Ortho-McNeil Pharmaceuticals. Most recently, Mr. Savage was President of the Worldwide Inflammation Group for Pharmacia Corporation and is presently President and CEO of Strategic Imagery LLC, a consulting company of which he is the principal. He has held multiple positions leading marketing, business development and strategic planning at Hoffmann-La Roche and Sterling Drug. Mr. Savage is a director of The Medicines Company, a specialty pharmaceutical company, and is a member of the compensation committee and the corporate governance and nominating committee. Mr. Savage received a B.S. in Biology from Upsala College and an M.B.A. from Rutgers University. Based on Mr. Savage’s familiarity with the Company as an incumbent member of the Company’s Board of Directors, his membership on the board of directors of other public companies and his knowledge of the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Savage has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

A. Collier Smyth, M.D., has served as a member of our board of directors since April 2009, following his retirement from Bristol-Myers Squibb Company, or BMS, where he served as Senior Vice President of Medical Strategy, Oncology. Prior to his recent retirement from BMS, Dr. Smyth led oncology medical affairs in the U.S., including the U. S. life-cycle development of paclitaxel (Taxol®), carboplatin (Paraplatin®) and ifosfamide (Ifex®). Most recently, he participated in the launch of multiple BMS oncology drugs, including cetuximab (Erbitux®), dasatinib (Sprycel®) and ixabepilone (Ixempra®). During his thirteen-year tenure with BMS, Dr. Smyth oversaw key aspects of medical strategy, medical liaison, medical information, clinical operations, regulatory affairs, quality assurance and compliance in the oncology division of BMS. At times, medical affairs for virology and immunoscience were added to his oncology responsibilities. Prior to joining BMS, Dr. Smyth served as vice president of medical affairs with American Oncology Resources, Inc., now U.S. Oncology, where he was responsible for establishing the strategic priorities of the country’s largest oncology physician group practice. Previously, Dr. Smyth was the founder and president of New Hampshire Oncology/Hematology, the first office-based medical oncology practice in New Hampshire. Dr. Smyth also serves on the Board of Directors of Ariad Pharmaceuticals, Inc.  Based on Dr. Smyth’s knowledge of oncology and the pharmaceutical industry and his familiarity with the Company as an incumbent member of the Company’s Board of Directors, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Dr. Smyth has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

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

Wayne P. Yetter has served as a member of our board of directors since January 2006, and prior thereto served as a member of Maxim’s board of directors. From September 2005 to August 2008, Mr. Yetter was the Chief Executive Officer of Verispan LLC (health care information). From 2003 to 2005 he was the founder of BioPharm Advisory LLC and served on the Advisory Board of Alterity Partners (mergers and acquisition advisory firm) which is now part of FTN Midwest Securities. From November 2004 to September 2005, Mr. Yetter served as the interim Chief Executive Officer of Odyssey Pharmaceuticals, Inc., the specialty pharmaceutical division of Pliva d.d. From September 2000 to June 2003, Mr. Yetter served as Chairman and Chief Executive Officer of Synavant Inc. (pharmaceutical marketing/technology services). From 1999 to 2000, he served as Chief Operating Officer at IMS Health, Inc. (information services for the healthcare industry). He also served as President and Chief Executive Officer of Novartis Pharmaceuticals Corporation, the U.S. Division of the global pharmaceutical company Novartis Pharma AG, and as President and Chief Executive Officer of Astra Merck. Mr. Yetter began his career with Pfizer and later joined Merck & Co., holding a variety of marketing and management positions including Vice President, Marketing Operations, responsible for global marketing functions and Vice President, Far East and Pacific. Mr. Yetter serves as Chairman of NuPathe Inc. and serves on the board of directors of InfuSystem Holdings Inc. (a healthcare services company) and Strategic Diagnostics Inc. Based on Mr. Yetter’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as a member of our Audit Committee, his prior membership on the board of directors of other public companies and his knowledge of the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Yetter has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Board Composition and Leadership Structure

Our board of directors is divided into three classes, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders. A majority of the members of our board of directors are “independent” of us and our management. Directors Dunton, Yetter and Brownlie are in the class of directors whose term expires at the 2012 annual meeting of stockholders. Directors Waldheim and Smyth is in the class of directors whose term expires at the 2013 annual meeting of stockholders.  Directors Talley and Savage are in the class of directors whose term expires at the 2014 annual meeting of stockholders.

Dr. Dunton is the Chairman of the Board.  Our Chief Executive Officer, Mr. Talley, serves as a director, though he is not a member of any standing committee of the board.

Meetings and Meeting Attendance

During the fiscal year ended December 31, 2011, there were 9 meetings of the board of directors. All incumbent directors attended 75% or more of the Board meetings and meetings of the committees on which they served during the last fiscal year. All directors attended the 2011 annual meeting of stockholders.

Committees of the Board

Our board of directors has established three standing committees: the audit committee, the compensation committee and the corporate governance and nominating committee. Each standing committee has a charter, accessible on our website at http://www.epicept.com, or by sending a request in writing to EpiCept Corporation, 777 Old Saw Mill River Road, Tarrytown, New York 10591, Attention: Robert W. Cook. Our website, and the information contained in our website, is not part of this annual report.

Audit Committee. Our Audit Committee is responsible for the oversight of such reports, financial statements or charters as may be required by The Nasdaq OMX Stockholm Exchange, the OTCQX or U.S. federal securities laws, as well as, among other things:

•                  overseeing and monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, and our internal accounting and financial controls and risk management;

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

Messrs. Brownlie, Waldheim and Yetter are currently members of the audit committee, each of whom is a non-employee member of the board of directors. Mr. Brownlie serves as Chairman of the Audit Committee and also qualifies as an “audit committee financial expert,” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act. The board has determined that each member of our audit committee meets the current independence and financial literacy requirements under the Sarbanes-Oxley Act, the OTCQX and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee. Our Compensation Committee is composed of Messrs. Smyth, Savage and Brownlie, all of whom are a non-employee member of our board of directors. Mr. Smyth serves as Chairman of our Compensation Committee. Each member of our Compensation Committee is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986 and a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act and the rules of The OTCQX. The Compensation Committee is responsible for, among other things:

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

•                  preparing a report to be included in the annual proxy statement, if required, that describes: (a) the criteria on which compensation paid to the chief executive officer for the last completed fiscal year is based; (b) the relationship of such compensation to our performance; and (c) the committee’s executive compensation policies applicable to executive officers; and

•                  reviewing our current benefit plans and making recommendations to the board with respect to amendments to the plans, changes in the number of shares reserved for issuance thereunder and regarding other benefit plans proposed for adoption.

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee is composed of Messrs. Yetter, Smyth and Waldheim, each of whom is a non-employee member of the board of directors and independent in accordance with the applicable rules of the Sarbanes-Oxley Act and the OTCQX. Mr. Yetter serves as chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee is responsible for, among other things:

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

In making its recommendations to the board, the committee considers, among other things, the qualifications of individual director candidates. While the committee has no specific policy with regard to the consideration of diversity in identifying director candidates, the committee works with the board to determine the appropriate characteristics, skills, and experiences for the board as a whole and its individual members with the objective of having a board with diverse backgrounds and experience in business, finance, and medicine. Characteristics expected of all directors include independence, integrity, high personal and professional ethics, sound business judgment, and the ability and willingness to commit sufficient time to the board. In evaluating the suitability of individual board members, the board takes into account many factors, including general understanding of marketing, finance, and other disciplines relevant to the success of a publicly traded company in today’s business environment; understanding of our business and technology; educational and professional background; personal accomplishment; and gender, age, and diversity. The board evaluates each individual in the context of the board as a whole, with the objective of recommending a group that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound judgment using its diversity of experience. In determining whether to recommend a director for re-election, the committee also considers the director’s past attendance at meetings, participation in and contributions to the activities of the board, and the results of the most recent board self-evaluation. The Corporate Governance and Nominating Committee will consider director candidates recommended by stockholders submitted in accordance with our by-laws.

The information contained in this annual report with respect to the charters of each of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee and the independence of the non-management members of the Board of Directors shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference in a filing. Our website, and the information contained in our website, is not a part of this annual report.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our employees, and a Supplemental Code of Ethics that specifically applies to chief executive officer and chief financial officer. This Code of Ethics is designed to comply with the OTCQX marketplace rules related to codes of conduct. A copy of this Supplemental Code of Ethics may be obtained on our website at http://www.epicept.com. We intend to post on our website any amendments to, or waiver from, our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing a similar function, and other named executives. Our website, and the information contained in our website, is not a part of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 31, 2011, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the our common stock which is the only class of securities of the Company registered under Section 12 of the Exchange Act, failed to file on a timely basis reports required by Section 16 of the Exchange Act during the most recent fiscal year. The foregoing is based solely upon a review by us of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation earned for services rendered to us in all capacities by our chief executive officer and certain executive officers whose total cash compensation exceeded $100,000 for the year ended December 31, 2011, collectively referred to in this annual report as the “named executive officers.”

Summary Compensation Table

Name/Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)
John V. Talley	2011	443,700	—	—	392,606	—	—	44,923	(3)	881,229
President and	2010	435,000	119,625	—	300,054	—	—	40,705	(3)	895,384
Chief Executive Officer	2009	435,000	119,625	—	345,573	—	—	37,175	(3)	937,373

Robert W. Cook	2011	284,082	—	—	130,869	—	—	24,955	(4)	439,906
Chief Financial Officer,	2010	278,512	37,599	—	112,520	—	—	22,020	(4)	450,651
Senior Vice President Finance & Administration	2009	270,400	83,120	—	93,039	—	—	20,202	(4)	466,761

Stephane Allard	2011	283,662	—	—	130,869	—	—	34,940	(4)	439,471
Chief Medical Officer	2010	278,100	50,058	—	112,520	—	—	22,605	(4)	463,283
	2009	270,000	93,150	—	106,330	—	—	20,788	(4)	490,268

Dileep Bhagwat	2011	283,662	—	—	130,869	—	—	34,051	(4)	448,582
Senior Vice President,	2010	278,100	37,543	—	112,520	—	—	29,757	(4)	457,920
Pharmaceutical Development	2009	270,000	68,850	—	106,330	—	—	26,724	(4)	471,904

(1)         Annual cash bonus awards are determined based on the executive’s performance during the year and paid the following year.

(2)     This column represents the grant date fair values of the stock options awarded in 2011, 2010 and 2009, respectively.  The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2011 Annual Report (Note 10, Share-Based Payments).

(3)      Includes premiums for health benefits, life and disability insurance and automobile allowance paid on behalf of Mr. Talley.

(4)      Includes premiums for health benefits and for life and disability insurance paid on behalf of the named executive officer.

Outstanding Equity Awards at December 31, 2011

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised	Option	Option	Number of Shares or Units of Stock	Market Value of Shares or Units of Stock	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights
Name	Number Exercisable	Number Unexercisable	Unearned Options	Exercise Price	Expiration Date	That have Not Vested	That have Not Vested	That have Not Vested	That have Not Vested
John V. Talley	695	—	—	$3.60	1/1/2012	—	—	—	—
	27,778	—	—	$3.60	1/1/2012	—	—	—	—
	414,219	—	—	$17.52	1/4/2016	—	—	—	—
	91,222	—	—	$4.38	1/8/2017	—	—	—	—
	116,667	—	—	$4.02	1/7/2018	—	—	—	—
	25,000	—	—	$1.89	9/8/2018	—	—	—	—
	81,250	27,084	—	$1.89	1/5/2019	—	—	—	—
	42,250	98,584	—	$1.68	2/20/2019	—	—	—	—
	95,830	104,170	—	$2.11	2/11/2020	—	—	—	—
	74,992	225,008	—	$0.87	1/10/2021	—	—	—	—
	—	300,000	—	$0.87	1/18/2021	—	—	—	—

Robert Cook	70,523	—	—	$17.52	1/4/2016	—	—	—	—
	20,750	—	—	$4.38	1/8/2017	—	—	—	—
	42,567	—	—	$4.02	1/7/2018	—	—	—	—
	5,000	—	—	$1.89	9/8/2018	—	—	—	—
	21,875	7,292	—	$1.89	1/5/2019	—	—	—	—
	11,376	26,541	—	$1.68	2/20/2019	—	—	—	—
	35,936	39,064	—	$2.11	2/11/2020	—	—	—	—
	24,997	75,003	—	$0.87	1/10/2021	—	—	—	—
	—	100,000	—	$0.87	1/18/2021	—	—	—	—

Stephane Allard	33,334	—	—	$4.89	3/23/2017	—	—	—	—
	42,567	—	—	$4.02	1/7/2018	—	—	—	—
	16,667	—	—	$1.89	9/8/2018	—	—	—	—
	25,000	8,334	—	$1.89	1/5/2019	—	—	—	—
	13,000	30,334	—	$1.68	2/20/2019	—	—	—	—
	35,936	39,064	—	$2.11	2/11/2020	—	—	—	—
	24,997	75,003	—	$0.87	1/10/2021	—	—	—	—
	—	100,000	—	$0.87	1/18/2021	—	—	—	—

Dileep Bhagwat	37,500	—	—	$17.52	1/4/2016	—	—	—	—
	31,922	—	—	$4.38	1/8/2017	—	—	—	—
	42,567	—	—	$4.02	1/7/2018	—	—	—	—
	16,667	—	—	$1.89	9/8/2018	—	—	—	—
	25,000	8,334	—	$1.89	1/5/2019	—	—	—	—
	13,000	30,334	—	$1.68	2/20/2019	—	—	—	—
	35,936	39,064	—	$2.11	2/11/2020	—	—	—	—
	24,997	75,003	—	$0.87	1/10/2021	—	—	—	—
	—	100,000	—	$0.87	1/18/2021	—	—	—	—

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

We have entered into employment agreements with Messrs. John V. Talley and Robert W. Cook, each dated as of October 28, 2004. For 2012, Messrs. Talley and Cook will receive a base salary of $443,700, and $284,082, respectively. Each employment agreement also provides for discretionary bonuses and stock option awards and reimbursement of reasonable expenses incurred in connection with services performed under each officer’s respective employment agreement. The discretionary bonuses and stock options are based on performance standards determined by our Board. Individual performance is determined based on quantitative and qualitative objectives, including our operating performance relative to budget and the achievement of certain milestones largely related to the clinical development of our products and licensing activities. The future objectives will be established by our Board. In addition, Mr. Talley’s employment agreement provides for automobile benefits and term life and long term disability insurance coverage. Both employment agreements expired on December 31, 2007 but are automatically extended for unlimited additional one-year periods.

We entered in to an Amended and Restated Employment Agreement with John V. Talley, Jr. and Robert W. Cook on June 9, 2010 and July 21, 2010, respectively. Pursuant to their employment agreements Messrs. Talley and Cook received an annual base salary of $435,000 and $278,512 in 2010, respectively, which is reviewed no less frequently than annually for increase in the discretion of the Board of Directors or our compensation committee. Messrs. Talley and Cook shall also be eligible for an annual incentive award, with a target incentive opportunity equal to 55% and 30%, respectively, of his base salary.  The agreements expired on December 31, 2011; provided, however, that the term of the agreement shall thereafter be automatically extended for unlimited additional one-year periods unless, at least three months prior to the then-scheduled date of expiration, either we or Mr. Talley or Mr. Cook give notice that we/he are electing not to so extend the term of the agreement. Upon the occurrence of a change in control, the term shall automatically be extended for one additional year from the date of the change in control.

The information below describes and quantifies certain compensation that would become payable under Messrs. Talley and Cook’s respective employment agreement if, as of December 31, 2011, his employment had been terminated or there was a change in control. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Mr. Talley and Mr. Cook would be entitled to the compensation described below in the event of termination of his employment under the agreement:

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

Termination Without Cause. If Mr. Talley is terminated without cause, he is entitled to receive payments equal to:

•                        a lump-sum payment equal to one and one-half (1.5) times his base salary provided, however, that in the case of a termination resulting from the expiration of the agreement pursuant to a notice of non-extension from us, the amount shall equal one and one-quarter (1.25) times his base salary;

•                        each stock option that was granted prior to the effective date and is outstanding as of the termination date shall (A) become fully vested as of the termination date, (B) become exercisable as of the termination date with respect to fifty percent (50%) of any securities and other property subject to it for which it is not then exercisable, (C) become exercisable with respect to the remainder of any such securities and other property ratably and monthly over the two years immediately following the termination date, and (D) remain exercisable, for all securities and other property for which it is or becomes exercisable, through at least the later of the ninetieth (90th) day following the date upon which such stock option becomes fully exercisable and the first anniversary of the termination date, but in no event beyond its maximum stated term;

•                        each stock option that is granted on or after the effective date and is outstanding as of the termination date shall be fully vested and exercisable, as of the termination date, to the extent that it is then scheduled to become vested or exercisable within eighteen months following the termination date (had his employment hereunder continued indefinitely), and shall remain exercisable through the first anniversary of the termination date (but in no event beyond its maximum stated term);

•                        each time-vested equity award that is outstanding as of the termination date shall vest, and become non-forfeitable, as of the termination date to the extent that it is then scheduled to become vested within eighteen months following termination date (had his employment hereunder continued indefinitely);

•                        each performance-vesting equity award that is outstanding as of the termination date shall become vested, and non-forfeitable, to the extent that the applicable performance vesting criteria are achieved within eighteen months following the termination date; and

•                        continued participation, for 18 months immediately following the termination date, in all employee welfare benefit plans, programs and arrangements, on terms and conditions that are no less favorable to him than those applied immediately prior to the termination date, and with COBRA benefits commencing thereafter; provided, however, that in the case of a termination due to expiration of the term pursuant to notice of non-extension from us, the continuation period shall be 12 months rather than 18 months.

If Mr. Cook is terminated without cause, he is entitled to receive the same benefits as Mr. Talley, except the equation for his lump-sum payment is based on three quarters (0.75) of his base salary provided, however, that in the case of a termination resulting from the expiration of the agreement pursuant to a notice of non-extension from us, the amount shall equal one half (0.5) times his base salary and he is entitled to nine months of continued participation in all employee well fare benefit plans, programs and arrangements.

Termination in Connection With a Change in Control. If Mr. Talley is terminated within six months prior to, or within one year and a day following, a change in control, he is entitled to:

•                        a lump sum payment equal to two times the sum of (x) his base salary and (y) the greater of (I) his target for the year in which the termination occurs and (II) the annual incentive award awarded to him for the most recently completed calendar year;

•                        have each outstanding stock option (including both time-vesting and performance-vesting awards) become fully vested and exercisable as of the termination date and remain exercisable through the first anniversary of the termination date, but in no event beyond its maximum stated term;

•                        have each other equity-based award (including both time-vesting and performance-vesting awards) become fully vested, and non-forfeitable, as of the termination date; and

•                        continued participation, for 24 months immediately following the termination date, in all employee welfare benefit plans, programs and arrangements, in which he was participating immediately prior to the Termination Date, on terms and conditions that are no less favorable to him than those applied immediately prior to the termination date, and with COBRA benefits commencing thereafter.

If Mr. Cook is terminated within six months prior to, or within one year and a day following, a change in control, he is entitled to receive the same benefits as Mr. Talley, except the equation for his lump-sum payment is based on the sum of (x) his base salary and (y) the greater of (I) his target for the year in which the termination occurs and (II) the annual incentive award awarded to him for the most recently completed calendar year and he is entitled to 12 months of continued participation in all employee well fare benefit plans, programs and arrangements.

On July 21, 2010, we entered in to a severance agreement with each of Stephane Allard, M.D., the Chief Medical Officer of EpiCept, and Dileep Bhagwat, Ph.D. Senior Vice President of EpiCept. The terms of the Severance Agreements for each of the two executives are identical and are summarized below.

The agreement expired on December 31, 2011; provided, however, that the term of the agreement shall thereafter be automatically extended for unlimited additional one-year periods unless, at least three months prior to the then-scheduled date of expiration, either we or the executive gives notice that we/he are electing not to so extend the term of the agreement. Upon the occurrence of a change in control, the term shall automatically be extended for one additional year from the date of the change in control.  The executive would be entitled to the compensation described below in the event of termination of his employment under the agreement:

Termination for any Reason. Upon termination for any reason and in addition to any other payments disbursed in connection with termination, the executive is entitled to:

•                  receive payment of his applicable base salary through the termination date;

•                  the balance of any annual, long-term or incentive award earned in any period prior to the termination date;

•                  a lump-sum payment for any accrued but unused vacation days at his base salary rate in effect as of the termination date; provided that no payment shall be made in respect of more than forty (40) accrued but unused vacation days;

•                  other or additional benefits in accordance with the terms of the applicable plans, programs and arrangements of the company; and

•                  payment, promptly when due, of all amounts due in connection with the termination.

Termination Without Cause. If the executive is terminated without cause, he is entitled to receive payments equal to:

•                        a lump-sum payment equal to three quarters (0.75) times his base salary provided, however, that in the case of a termination resulting from the expiration of the agreement pursuant to a notice of non-extension from EpiCept, the amount shall equal one half (0.5) times his base salary; and

•                        continued participation, for nine months immediately following the termination date, in all employee welfare benefit plans, programs and arrangements, on terms and conditions that are no less favorable to him than those applied immediately prior to the termination date, and with COBRA benefits commencing thereafter; provided, however, that in the case of a termination due to expiration of the term pursuant to notice of non-extension from us, the continuation period shall be six months rather than nine months.

Termination in Connection With a Change in Control. If the executive is terminated within six months prior to, or within one year and a day following, a change in control, he is entitled to:

•                        a lump sum payment equal to the sum of (x) his base salary and (y) the greater of (I) his target for the year in which the termination occurs and (II) the annual incentive award awarded to him for the most recently completed calendar year;

•                        have each outstanding stock option (including both time-vesting and performance-vesting awards) become fully vested and exercisable as of the termination date and remain exercisable through the first anniversary of the termination date, but in no event beyond its maximum stated term;

•                        have each other equity-based award (including both time-vesting and performance-vesting awards) become fully vested, and non-forfeitable, as of the termination date; and

•                        continued participation, for 12 months immediately following the termination date, in all employee welfare benefit plans, programs and arrangements, in which he was participating immediately prior to the Termination Date, on terms and conditions that are no less favorable to him than those applied immediately prior to the termination date, and with COBRA benefits commencing thereafter.

The following table summarizes the potential payments to our named executive officers with whom we have entered into employment and severance agreements, assuming that such events occurred as of December 31, 2011.

	Severance Amounts	Benefits	Benefit Continuation	Vested Incentive Units	Accelerated Vesting of Incentive Units	Total
	($)	($)	($)	($)	($)	($)
John V. Talley
Termination for any reason (other than without cause)	$68,262	$—	$—	$—	$—	$68,262
Termination due to death or disability	147,900	—	—	—	132,098	279,998
Termination without cause	665,550	—	49,418	—	164,196	879,164
Change in control	1,375,470	—	65,890	—	264,196	1,705,556
Robert W. Cook
Termination for any reason (other than without cause)	43,705	—	—	—	—	43,705
Termination due to death or disability	71,021	—	—	—	43,383	114,404
Termination without cause	213,062	—	17,748	—	86,765	317,575
Change in control	369,307	—	23,665	—	86,765	479,737
Stephane Allard
Termination for any reason (other than without cause)	35,458	—	—	—	—	35,458
Termination without cause	212,747	—	17,737	—	—	230,484
Change in control	368,761	—	23,650	—	88,457	480,868
Dileep Bhagwat
Termination for any reason (other than without cause)	32,048	—	—	—	—	32,048
Termination without cause	212,747	—	24,053	—	—	236,800
Change in control	368,761	—	32,071	—	88,457	489,289

Director Compensation

We compensate our non-employee directors in cash, stock options and/or restricted stock units.  We also reimburse our non-employee directors for their expenses incurred in connection with attending board and committee meetings.

For 2011, the compensation committee retained Radford to analyze the Company’s non-executive director and chairman compensation. The committee determined that cash compensation should be benchmarked to the 50th percentile and that equity-based compensation should be benchmarked to the 75th percentile for comparable companies in the biotechnology and specialty pharmaceutical industries. As a result of that analysis, the board approved a 2011 annual equity grant in the form of restricted stock units vesting monthly over one year for each named director and for the chairman of 45,000 shares and 78,750 shares, respectively.

The following table set forth all material Director compensation information during the year ended December 31, 2011:

Director Compensation Table

					Change in pension
					value and
					nonqualified
	Fees Earned			Non-equity	deferred
	or Paid in	Stock	Option	Incentive plan	compensation	All Other
	Cash (1)	Awards ($)(2)	Awards ($) (3)	compensation($)	earnings($)	Compensation	Total
Robert G. Savage	$56,000	$40,950	$—	$—	$—	$—	$96,950
Keith L. Brownlie	30,214	23,400	26,276	—	—	—	79,890
Guy C. Jackson (4)	27,250	—	—	—	—	—	27,250
Gerhard Waldheim	36,750	23,400	—	—	—	—	60,150
A. Collier Smyth	44,250	23,400	—	—	—	—	67,650
Wayne P. Yetter	47,750	23,400	—	—	—	—	71,150

(1)      This column reports the amount of cash compensation earned in 2011 for Board and committee service.

(2)      Restricted stock unit awards were granted to the named directors in 2011.

(3)      This column represents the grant date fair values of the stock options awarded to the named directors in 2011, The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2011 Annual Report (Note 10, Share-Based Payments).

(4)      Mr. Jackson resigned from the Board effective June 14, 2011.

In 2011, the chairperson of the board received an annual retainer of $40,000, while each other non-employee director received an annual retainer of $25,000. In addition, the chairperson of the audit committee received an annual retainer of $10,000 and the chairperson of each of the other committees received an annual retainer of $7,500. Each non-employee director also received $1,500 for their attendance at each board meeting, $750 for their participation in each telephonic board meeting, $750 for their attendance at each committee meeting and $500 for their participation in a telephonic committee meeting. We have in the past granted non-employee directors restricted stock units and options to purchase our common stock pursuant to the terms of our 2005 Equity Incentive Plan upon joining the board and annually thereafter as determined by the Compensation Committee after considering market data.  Typically annual equity compensation vests monthly over two years. The value of the options granted to non-employee directors set forth in the Director Compensation Table above reflect grants of options to compensate for their service and were issued at the market value of our common stock at the date of grant.

Tax Implications of Executive Compensation

We do not believe that Section 162(m) of the Internal Revenue Code, which limits deductions for executive compensation paid in excess of $1.0 million, is applicable to us, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our named executive officers in 2011.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee of the Board of Directors during the fiscal year ended December 31, 2011 were independent directors and none of them were our employees or our former employees. During the fiscal year ended December 31, 2011, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officers served on the Compensation Committee of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Total equity compensation plans approved by stockholders	4,418,602	$4.77	9,195,834
Equity compensation plans not approved by stockholders	—	$—	—

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 23, 2012, regarding the beneficial ownership of the Company’s common stock by:

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

	Number of Shares	Percent of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned(1)(2)

5% Stockholders
Försäkringsaktiebolaget Avanza Pension	8,382,956	10.36
Hudson Bay Master Fund (3)	8,377,961	8.88

Executive Officers and Directors
John V. Talley(4)	1,117,781	1.36
Robert W. Cook(5)	296,488	*
Dr. Dileep Bhagwat(6)	267,695	*
Dr. Stephane Allard(7)	267,593	*
Robert G. Savage(8)	269,572	*
Dr. Alan W. Dunton(9)	16,664	*
Gerhard Waldheim(10)	149,399	*
Wayne P. Yetter(11)	137,133	*
Dr. A. Collier Smyth(12)	54,468	*
Keith L. Brownlie(13)	16,806	*
All directors and named executive officers as a group (10 persons)(14)	2,593,599	3.12

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

(2)          Percentage ownership is based on 81,001,370 shares of common stock outstanding on March 23, 2012.

(3)          Includes 8,377,961 shares exercisable upon the exercise of warrants.  The Investment Manager, which serves as the investment manager to Hudson Bay Master Fund Ltd., may be deemed to be the beneficial owner of all shares of Common Stock held by Hudson Bay Master Fund Ltd.  Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager.  Each of Hudson Bay Master Fund Ltd. and Mr. Gerber disclaims beneficial ownership of these securities. Hudson Bay Master Fund Ltd. is named as a Beneficial Owner herein solely to report the securities held in its name.

(4)          Includes 151,004 shares of common stock and 966,777 shares exercisable upon the exercise of options that are exercisable within 60 days.

(5)          Includes 54,957 shares of common stock and 241,531 shares exercisable upon the exercise of options that are exercisable within 60 days.

(6)          Includes 67,513 shares of common stock and 200,182 shares issuable upon the exercise of options that are exercisable within 60 days.

(7)          Includes 31,323 shares of common stock and 236,270 shares issuable upon the exercise of options that are exercisable within 60 days.

(8)          Includes 36,550 shares of common stock and 233,022 shares issuable upon the exercise of options that are exercisable within 60 days.

(9)          Includes 16,664 shares issuable upon the exercise of options that are exercisable within 60 days.

(10)   Includes 30,010 shares of common stock 119,389 shares issuable upon the exercise of options that are exercisable within 60 days.

(11)   Includes 6,667 shares of common stock and 130,466 shares issuable upon the exercise of options that are exercisable within 60 days.

(12)   Includes 2,500 shares of common stock and 51,968 shares issuable upon the exercise of options that are exercisable within 60 days.

(13)   Includes 16,806 shares issuable upon the exercise of options that are exercisable within 60 days.

(14)   Includes 2,593,599 shares issuable upon the exercise of restricted stock units and stock options that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None

Director Independence

Each of our non-executive directors is independent under the standards set forth by the OTCQX trading platform.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We retained Deloitte & Touche LLP as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2011 and 2010.

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

Independent Registered Public Accounting Firm Fees

The aggregate fees billed for professional services by Deloitte & Touche LLP in 2011 and 2010 for various services were:

Types of Fees	2011	2010
	(in thousands)
Audit Fees (1)	$322	$395
Audit Related Fees	—	—
Tax Fees (2)	—	57
All Other Fees	—	—
Total	$322	$452

(1)      Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, issuance of comfort letters and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.  Our independent registered public accounting firm did not provide an annual attestation report on the effectiveness of the Company’s internal controls over financial reporting in 2011 and 2010 since it was not required.

(2)      Fees paid to Deloitte Tax LLP for preparation of our application for the Qualifying Therapeutic Discovery Project Program.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

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
John V. Talley
President and Chief Executive Officer
March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ John V. Talley	Director, President and Chief Executive Officer	March 30, 2012
John V. Talley	(Principal Executive Officer)

/s/ Robert W. Cook	Chief Financial Officer	March 30, 2012
Robert W. Cook	(Principal Financial and Accounting Officer)

/s/ Alan W. Dunton	Director	March 30, 2012
Alan W. Dunton

/s/ Robert G. Savage	Director	March 30, 2012
Robert G. Savage

/s/ Keith L. Brownlie	Director	March 30, 2012
Keith L. Brownlie

/s/ Gerhard Waldheim	Director	March 30, 2012
Gerhard Waldheim

/s/ Wayne P. Yetter	Director	March 30, 2012
Wayne P. Yetter

/s/ A. Collier Smyth	Director	March 30, 2012
A. Collier Smyth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Epicept Corporation

Tarrytown, NY

We have audited the accompanying consolidated balance sheets of EpiCept Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EpiCept Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) —  Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 30, 2012

EpiCept Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$6,378	$2,435
Inventory	57	179
Prepaid expenses and other current assets	302	333
Total current assets	6,737	2,947
Restricted cash	70	189
Property and equipment, net	120	222
Long-term inventory	303	825
Deferred financing costs	291	506
Total assets	$7,521	$4,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$1,123	$1,244
Accrued research contract costs	929	859
Other accrued liabilities	1,281	1,286
Notes and loans payable, current portion	8,022	524
Deferred revenue, current portion	882	921
Total current liabilities	12,237	4,834
Notes and loans payable	—	62
7.5556% Convertible Subordinated Notes Due 2014	—	386
Deferred revenue	12,065	12,905
Deferred rent and other noncurrent liabilities	365	637
Total liabilities	24,667	18,824

Commitments and contingencies

Common stock, $.0001 par value; authorized 225,000,000 shares; issued 71,003,667 shares and 54,991,535 shares at December 31, 2011 and 2010, respectively	7	5
Additional paid-in capital	218,955	210,540
Warrants	31,156	27,227
Accumulated deficit	(266,238)	(250,582)
Accumulated other comprehensive loss	(951)	(1,250)
Treasury stock, at cost (4,167 shares)	(75)	(75)
Total stockholders’ deficit	(17,146)	(14,135)
Total liabilities and stockholders’ deficit	$7,521	$4,689

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Net product sales	$39	$158	$—
Licensing and other revenue	905	836	414
Total revenue	944	994	414

Costs and expenses:
Costs of goods sold	692	997	—
Selling, general and administrative	6,452	7,244	7,548
Research and development	7,853	8,127	11,603
Total costs and expenses	14,997	16,368	19,151
Loss from operations	(14,053)	(15,374)	(18,737)
Other income (expense):
Interest income	12	7	32
Foreign exchange (loss) gain	(340)	(538)	221
Interest expense (See note 2)	(1,271)	(361)	(20,021)
Other income (See note 2)	—	733	—
Change in value of warrants and derivatives	—	—	(305)
Other expense, net	(1,599)	(159)	(20,073)
Loss before income tax expense	(15,652)	(15,533)	(38,810)
Income tax expense	(4)	(4)	(4)
Net loss	$(15,656)	$(15,537)	$(38,814)

Basic and diluted loss per common share	$(0.23)	$(0.32)	$(0.97)
Weighted average common shares outstanding	68,313,381	47,853,560	40,139,299

Net loss	$(15,656)	$(15,537)	$(38,814)
Other comprehensive income (loss), net of income tax expense:
Foreign currency translation adjustments	299	661	(293)
Other comprehensive income (loss), net of $0 income tax expense	299	661	(293)
Comprehensive loss	$(15,357)	$(14,876)	$(39,107)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(In thousands, except share and per share amounts)

For the Years Ended December 31, 2009, 2010 and 2011

	Common Stock		Additional Paid-In		Accumulated	Accumulated Other Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	(Loss) Income	Stock	Deficit
Balance at January 1, 2009	27,485,718	3	165,547	14,644	(196,231)	(1,618)	(75)	(17,730)
Net loss	—	—	—	—	(38,814)	—	—	(38,814)
Foreign currency translation adjustment	—	—	—	—	—	(293)	—	(293)
Reclass warrants from liability to equity	—	—	—	2,288	—	—	—	2,288
Issuance of common stock warrants in connection with 7.5556% convertible subordinated notes	—	—	—	8,777	—	—	—	8,777
Issuance of common stock and warrants, net	4,000,000	—	6,900	—	—	—	—	6,900
Issuance of restricted common stock and restricted stock units, net	22,670	—	55	—	—	—	—	55
Issuance of common stock under ESPP	49,065	—	75	—	—	—	—	75
Conversion of 7.5556% convertible subordinated notes into Common Stock	9,074,065	1	24,499	—	—	—	—	24,500
Exercise of warrants	3,361,375	—	4,976	(1,206)	—	—	—	3,770
Exercise of stock options	58,889	—	53	—	—	—	—	53
Amortization of deferred stock compensation	—	—	1,340	—	—	—	—	1,340
Balance at December 31, 2009	44,051,782	$4	$203,445	$24,503	$(235,045)	$(1,911)	$(75)	$(9,079)
Net loss	—	—	—	—	(15,537)	—	—	(15,537)
Foreign currency translation adjustment	—	—	—	—	—	661	—	661
Issuance of common stock and warrants, net of issuance costs	9,445,554	1	4,483	3,604	—	—	—	8,088
Issuance of common stock resulting from reverse split	3,828	—	—	—	—	—	—	—
Issuance of restricted common stock and restricted stock units, net	22,349	—	30	—	—	—	—	30
Issuance of common stock under ESPP	32,821	—	23	—	—	—	—	23
Exercise of warrants	1,435,201	—	1,653	(880)	—	—	—	773
Amortization of deferred stock compensation	—	—	906	—	—	—	—	906
Balance at December 31, 2010	54,991,535	$5	$210,540	$27,227	$(250,582)	$(1,250)	$(75)	$(14,135)
Net loss	—	—	—	—	(15,656)	—	—	(15,656)
Foreign currency translation adjustment	—	—	—	—	—	299	—	299
Issuance of common stock and warrants, net of issuance costs	16,001,924	2	7,485	3,385	—	—	—	10,872
Issuance of restricted common stock and restricted stock units, net	14,375	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	544	—	—	—	544
Amortization of deferred stock compensation	—	—	930	—	—	—	—	930
Balance at December 31, 2011	71,007,834	$7	$218,955	$31,156	$(266,238)	$(951)	$(75)	$(17,146)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(15,656)	$(15,537)	$(38,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	170	368
Gain on disposal of assets, net	(5)	(27)	(115)
Foreign exchange loss (gain)	340	538	(221)
Stock-based compensation expense	930	935	1,395
Amortization and write-off of deferred financing costs and discount on loans	898	151	10,508
Change in value of warrants and derivatives	—	—	305
Excess inventory expense	660	852	—
Change in operating assets and liabilities:
Increase in inventory	(16)	(541)	(1,315)
Decrease (increase) in prepaid expenses and other current assets	31	81	(19)
Decrease in other assets	—	—	26
Decrease in accounts payable	(122)	(602)	(769)
Increase (decrease) in accrued research contract costs	70	(314)	100
(Decrease) increase in other accrued liabilities	(112)	19	(1,035)
Increase in deferred revenue	—	5,000	—
Recognition of deferred revenue	(878)	(796)	(368)
(Decrease) increase in other liabilities	(271)	(329)	501
Net cash used in operating activities	(14,002)	(10,400)	(29,453)
Cash flows from investing activities:
Restricted cash from issuance of 7.5556% convertible subordinated notes	—	—	(9,444)
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	118	38	9,288
Purchase of property and equipment	(26)	(2)	(27)
Proceeds from sale of property and equipment	5	27	131
Net cash provided by (used in) investing activities	97	63	(52)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	796	3,899
Proceeds from issuance of common stock and warrants, net	10,872	8,088	8,759
Proceeds from loans and warrants	8,600	—	25,000
Repayment of loans	(1,350)	(888)	(2,096)
Debt issuance costs	(282)	(359)	(1,688)
Net cash provided by financing activities	17,840	7,637	33,874
Effect of exchange rate changes on cash and cash equivalents	8	(7)	(17)
Net increase (decrease) in cash and cash equivalents	3,943	(2,707)	4,352
Cash and cash equivalents at beginning of year	2,435	5,142	790
Cash and cash equivalents at end of year	$6,378	$2,435	$5,142

Supplemental disclosure of cash flow information:
Cash paid for interest	$646	$137	$9,477
Cash paid for income taxes	4	4	4
Supplemental disclosure of non-cash financing activities:
Conversion of 7.5556% convertible subordinated notes into common stock	—	—	24,500
Reclassification of warrants from liability to equity	—	—	2,288
Unpaid financing costs	301	233	—

The accompanying notes are an integral part of these consolidated financial statements.

EPICEPT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

1. Organization and Description of Business

EpiCept is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of pain and cancer. The Company’s strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies.  The Company’s lead product is Ceplene®, which when used concomitantly with low dose interleukin-2 (“IL-2”) is intended as remission maintenance therapy in the treatment of acute myeloid leukemia (AML) for adult patients who are in their first complete remission.  In addition to Ceplene®, the Company has AmiKet™, a late-stage pain product candidate for the treatment of peripheral neuropathies, and two other oncology compounds in clinical development.  The Company believes this portfolio of pain management and oncology product candidates lessens its reliance on the success of any single product or product candidate.

The Company engaged SunTrust Robinson Humphrey in January 2012 to assist in exploring strategic alternatives to maximize the commercial opportunity of AmiKet™, the Company’s prescription topical cream intended for the treatment of chemotherapy-induced peripheral neuropathy (CIPN) following taxane-based therapy. The engagement will focus on the identification and implementation of a strategy designed to optimize AmiKet’s value for the Company’s shareholders, which includes the evaluation of potential transactions involving the sale of the Company.

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

In order to obtain marketing approval in the United States of America (“U.S.”), the Food and Drug Administration (“FDA”) is requiring that EpiCept undertake an additional Phase III study having overall survival as the primary endpoint.  In May 2011, EpiCept submitted to the FDA a detailed Phase III protocol and a request for Special Protocol Assessment (“SPA”). The Company received initial written responses from the FDA in June 2011.  Among those responses, the FDA noted that in contrast to its earlier position it is now proposing that the trial attempt to isolate Ceplene’s effect by including an IL-2 monotherapy arm in the trial protocol.  The Company met with the FDA to reconcile the major protocol elements in September 2011.  At the meeting, the FDA indicated that as part of a registration study, the effect of Ceplene® must be isolated from the effect of IL-2, and that to meet that requirement the preferred study design is a comparison of Ceplene®/IL-2 vs. IL-2 monotherapy.  The FDA also recommended that the patients in the IL-2 monotherapy group receive the same IL-2 dosing regimen as those patients receiving Ceplene®/IL-2 in combination.  At this time, EpiCept does not intend to proceed with a Phase III trial for Ceplene®.

The Company’s other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with solid tumors.  In December 2010, the National Cancer Institute (“NCI”) initiated a Phase Ib/II clinical trial for crolibulinTM to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (“ATC”).  Trial enrollment has progressed to the second dosing cohort and the combination is demonstrating good tolerability.  AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myrexis, Inc., as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  Myrexis announced in February 2012 that it has suspended company-wide operations pending the outcome of an evaluation of available strategic alternatives to enhance shareholder value that is being undertaken by the investment bank Stifel Nicolaus Weisel on behalf of Myrexis’ Board of Directors.  Myrexis is initiating an alignment of resources consistent with its decision to suspend further development activities. The Company is closely monitoring the developments and intends to enforce its rights as appropriate under its license agreement with Myrexis.

The Company’s late-stage pain product candidate, AmiKetTM cream (formerly known as EpiCeptTM NP-1), is a prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies.  The Company presented data from a Phase IIb trial for AmiKetTM in chemotherapy-induced peripheral neuropathy (“CIPN”) in February 2011.  The multi-center, double-blind, randomized, placebo-controlled study was conducted within a network of approximately 25 sites under the direction of the NCI funded Community Clinical Oncology Program (“CCOP”).  More than 460 cancer survivors suffering from painful CIPN were enrolled in the six-week study. The results of the trial in the intent to treat (“ITT”) population demonstrated that the change in average daily neuropathy intensity scores in the AmiKetTM group achieved a statistically significant reduction in CIPN intensity versus placebo (p<0.001), which was the trial’s primary endpoint. Secondary efficacy endpoints confirmed the superiority of AmiKetTM vs. placebo. Furthermore, the safety profile of AmiKetTM was comparable to placebo.

In December 2011, the Company met with the FDA and was granted permission by the FDA to initiate immediately the Phase III clinical development of AmiKetTM.  The Company received the final meeting minutes from its meeting with the FDA in January 2012 that included further encouraging guidance for the Phase III clinical and nonclinical development and subsequent New Drug Application (NDA) filing of AmiKetTM in the treatment of CIPN.  The FDA indicated that a CIPN treatment protocol submitted by the Company will be reviewed expeditiously for a SPA. In the final meeting minutes, the FDA acknowledged that painful symptoms due to CIPN represent a significant unmet medical need and encouraged the Company to apply for Fast Track designation. Further, the FDA waived several expensive and time consuming non-clinical toxicology studies, and indicated that a single four-arm factorial trial might suffice for regulatory approval if combined with other pivotal data in another neuropathy such as diabetic peripheral neuropathy.

The key element of the proposed Phase III clinical program is a 12-week, four-arm, factorial designed trial in CIPN that would seek to demonstrate AmiKet’s superiority compared with placebo and with each of the component drugs of AmiKet™, amitriptyline and ketamine. The Company intends to submit the protocol for this trial to the FDA via a SPA. An additional two-arm efficacy study in another painful peripheral neuropathy may be performed as an alternative strategy to a second factorial-designed trial for the NDA filing, which could potentially lead to a broader label in the treatment of peripheral neuropathic pain. In addition to the positive outcome previously reported for AmiKet™ in CIPN, the Company has reported statistically significant positive results in the treatment of pain from post-herpetic neuralgia in several Phase II studies, the non-inferiority of AmiKet™ compared with gabapentin in another placebo controlled study, and a positive trend in the treatment of pain in a diabetic neuropathy Phase II study.

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

The Company transferred the listing of its common stock in the U.S. from the Nasdaq Capital Market to the OTCQX® U.S. trading platform in September 2011.  Additionally, the Company changed its listing on the Nasdaq OMX Stockholm Exchange from a secondary listing to a primary listing.

The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and selling, general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $266.2 million at December 31, 2011. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s losses have resulted principally from costs incurred in connection with its development activities and from selling, general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:

•                  continues to conduct clinical trials for its product candidates;

•                  seeks regulatory approvals for its products and product candidates;

•                  develops, formulates, and commercializes its product candidates;

•                  implements additional internal systems and develops new infrastructure;

•                  acquires or in-licenses additional products or technologies or expand the use of its technologies; and

•                  maintains, defends and expands the scope of its intellectual property.

The Company believes that its cash and cash equivalents at December 31, 2011 of $6.4 million, plus $1.8 million of cash, net of $0.2 million in transaction costs, received in February 2012 from the issuance of 2,000 shares of the Company’s Series A 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of the Company’s Common Stock,  will be sufficient to fund the Company’s operations and meet its debt service requirements into the third quarter of 2012.  The Company is considering various financing opportunities to obtain additional cash resources to fund operations and clinical trials.

2.     Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of EpiCept Corporation and the Company’s 100%-owned subsidiaries. All inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue relating to its collaboration agreements in accordance with the U.S. Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition -  Multiple Element Arrangements” (“ASC 605-25”), and Accounting Standards Update (“ASU”) 2009-13, “Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  ASU 2009-13 supersedes certain guidance in ASC 605-25, and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method).  The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011.  The adoption of ASU 2009-13 did not have a material effect on the Company’s financial statements.  Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars using the period-end exchange rate for all balance sheet accounts and the average exchange rates for all statement of comprehensive loss accounts. Adjustments resulting from translation have been reported in other comprehensive loss.

Gains or losses from foreign currency transactions relating to inter-company debt are recorded in the consolidated statements of operations and comprehensive loss in other income (expense).

Share-Based Payments

The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 10 “Shares-Based Payments.”

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns for tax years after 2007 are still subject to review. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A full valuation allowance has been applied against the Company’s net deferred tax assets at December 31, 2011 and 2010, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets (See Note 11).

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2011, 2010 and 2009. Income tax expense for the years ended December 31, 2011, 2010 and 2009 is primarily due to minimum state and local income taxes.

Loss Per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding excludes shares underlying stock options, restricted stock, restricted stock units and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Common stock options	4,418,602	3,044,073	2,412,780
Restricted stock (unvested)	—	—	9,956
Restricted stock units (unvested)	319,816	75,441	92,999
Shares issuable upon conversion of convertible debt	—	185,185	185,185
Warrants	32,534,119	23,704,930	12,989,703
Total shares excluded from calculation	37,272,537	27,009,629	15,690,623

Interest Expense

Interest expense consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Interest expense	$(785)	$(210)	$(9,513)
Amortization of debt issuance costs and discount	(486)	(151)	(10,508)
Total interest expense	$(1,271)	$(361)	$(20,021)

Amortization of debt issuance costs was accelerated in December 2010 as a result of the termination of the Equity Distribution Agreement with Maxim Group LLC, which established an at-the-market program through which the Company had the right to sell, from time to time and at its sole discretion, shares of its common stock having an aggregate offering price of up to $15 million.  Amortization of debt issuance costs and discount and interest expense were both accelerated in 2009 as a result of the conversion of $24.5 million of the Company’s 7.5556% convertible subordinated notes due 2014 into approximately 9.1 million shares of the Company’s common stock in 2009.  Interest expense in 2009 included $10.5 million in amortization of debt issuance costs and discount and $9.3 million in interest expense paid from escrowed cash that represented the make-whole interest payment that would have been due at maturity of such notes.

Other Income

The Company was notified by the Internal Revenue Service in October 2010 that its application for the Qualifying Therapeutic Discovery Project Program was certified and a grant in the amount of $0.7 million was approved.  This grant was provided under a new section of the Internal Revenue Code that was enacted as part of the Patient Protection and Affordable Care Act of 2010.  The program, which provides for grants and tax credits, is intended to benefit discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need, or detect or treat chronic or acute diseases and conditions; reduce long-term growth of health care costs in the U.S.; or significantly advance the goal of curing cancer within 30 years.  The Company received the grant in November 2010 which was recorded as income in other income (expense).

Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Restricted Cash

The Company has lease agreements for the premises it occupies.  Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at December 31, 2011 and 2010. The Company failed to make certain payments on its lease agreement for the premises located in San Diego, California in 2008. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent.  The remaining balance of $0.1 million is classified as prepaid expense.

The Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014 on February 4, 2009.  In connection with the issuance of these notes, the Company was required to deposit approximately $9.4 million in escrow for up to twenty-four months for the purposes of paying the interest on the notes and the make-whole payments upon conversion or redemption.  As the result of the conversion of $24.5 million of these notes in 2009, approximately $9.3 million was released from restricted cash to fund the make-whole interest payment.  The remaining $0.5 million in principal aggregate amount was prepaid in 2011 and $0.1 million was released from restricted cash to fund the make-whole interest payment.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.

Inventory consists of the following:

	At December 31,
	2011	2010
	(in thousands)
Raw materials	$158	$144
Work-in-process	202	860
Finished goods	—	—
Total inventory	$360	$1,004

Recognized as:
Inventory	$57	$179
Long-term inventory	303	825

The Company expensed $0.7 million and $0.9 million in 2011 and 2010, respectively, of Ceplene® inventory as it believes such inventory will not be sold prior to reaching its product expiration date.  The portion of inventory classified as short-term is expected to be consumed in 2012 for commercial sales and our ongoing post-approval clinical trial.  The portion of inventory classified as long-term is not expected to be realized in cash or sold or consumed during the normal operating cycle of the Company, but is anticipated to be used to make additional Ceplene® inventory.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following:

	At December 31,
	2011	2010
	(in thousands)
Prepaid expenses	$150	$151
Prepaid insurance	84	158
Other	68	24
Total prepaid expenses and other current assets	$302	$333

Property and Equipment

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

Deferred Financing Costs

Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. Deferred financing costs were approximately $0.3 million and $0.5 million at December 31, 2011 and 2010, respectively.  Amortization expense was $0.5 million, $0.2 million and $1.8 million in 2011, 2010 and 2009, respectively.  Approximately $0.4 million of deferred financings costs related to a financing that was not completed were expensed to general and administrative expense in 2011.  The Company incurred approximately $1.6 million in deferred financing costs from the issuance of $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due 2014 in 2009.  Additionally, as a result of the conversion of $24.5 million of these notes, amortization of the deferred financing costs was accelerated and amortization expense of $1.6 million was recorded in 2009.

Identifiable Intangible Asset

Identifiable intangible asset consisted of the assembled workforce acquired in the merger with Maxim Pharmaceuticals Inc. (“Maxim”) in January 2006. The assembled workforce was being amortized on the greater of the straight-line basis or actual assembled workforce turnover over six years. The gross carrying amount of the assembled workforce was $0.5 million, which was fully amortized in 2010 resulting in a remaining balance of zero at December 31, 2011 and 2010.  Approximately $0.2 million of amortization was recorded in 2009 due to the layoff of most of the Company’s employees at its facility in San Diego, California in the first half of 2009.  Assembled workforce amortization was recorded in research and development expense. The Company recorded assembled workforce amortization of zero, $28,000 and $0.2 million in 2011, 2010 and 2009, respectively.

Deferred Rent and Other Noncurrent Liabilities

Deferred rent and other noncurrent liabilities represents deferred rent expense on our facilities in Tarrytown, NY and San Diego, CA.  In accordance with accounting principles generally accepted in the U.S., the Company recognizes rental expense, including tenant improvement allowances, on a straight-line basis over the life of the leases or useful life, whichever is shorter, irrespective of the timing of payments to or from the lessor.  The Company ceased use of its discovery research facility in San Diego, CA as a result of the Company’s decision to discontinue its drug discovery activities in 2009.  In accordance with ASC 420-10, “Exit or Disposal Cost Activities” (“ASC 420-10”), the Company recorded a liability of $0.8 million, included in research and development expense on the consolidated statements of operations and comprehensive loss, on the cease-use date based on the fair value of the costs that are expected to be incurred under the lease of the facility.  The fair value of the liability at the cease-use date was determined based on the remaining rental payments, reduced by estimated sublease rental income that could be reasonably obtained for the property. The Company had deferred rent of $0.4 million and $0.6 million at December 31, 2011 and 2010, respectively, that is being amortized through October 2013.

Impairment of Long-Lived Assets

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of property and equipment at December 31, 2011.

Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”).  ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. As a result of certain financings, derivative instruments were created that were measured at fair value and marked to market at each reporting period. Changes in the derivative value were recorded as change in value of warrants and derivatives on the consolidated statements of operations and comprehensive loss.

Accumulated Other Comprehensive Loss

The Company’s only element of accumulated other comprehensive loss was foreign currency translation adjustments of ($1.0) million and ($1.3) million at December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to all financial instruments that are being measured and reported on a fair value basis, non-financial assets and liabilities measured and reported at fair value on a non-recurring basis, and disclosures of fair value of certain financial assets and liabilities.

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

The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	At December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Non-convertible loans	$8.4	$8.3	$0.6	$0.6
Convertible loans	—	—	0.5	0.6

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” which amends ASC 220, “Comprehensive Income”.  ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted the provisions of ASU 2011-05 on a retrospective basis in the year ended December 31, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends ASC 820 “Fair Value Measurement”.  ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted the provisions of ASU 2011-04 beginning on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

On October 7, 2009, the FASB issued ASU 2009-13, “Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force” which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011.

Based on the Company’s current revenue arrangements, the adoption of ASU 2009-13 did not have a material impact on its financial statements.

3. License Agreements

Meda AB

In January 2010, the Company entered into an exclusive commercialization agreement for Ceplene® with Meda AB (“Meda”), a leading international specialty pharmaceutical company based in Stockholm, Sweden.  Under the terms of the agreement, the Company granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia.  The Company received a $3.0 million fee on signing and an additional $2.0 million milestone payment in May 2010 upon the first commercial sale of Ceplene® in a major European market, which have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda.  Additional potential payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales. The Company will also receive an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties and is responsible for Ceplene®’s commercial supply.  The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months prior written notice.  The agreement can also be terminated by mutual agreement or for cause.  The Company recognized revenue from Meda relating to the signing fee and milestone payment of approximately $0.5 million and $0.4 million in 2011 and 2010, respectively.  The Company recognized revenue relating to commercial sales of Ceplene® of approximately $39,000 and $0.2 million in 2011 and 2010, respectively.  No revenue was recognized from Meda prior to January 2010.

Hellstrand

The Company entered into a royalty agreement with Dr. Kristoffer Hellstrand in October 1999, under which the Company has an exclusive license to certain patents for Ceplene® configured for the systemic treatment of cancer, infectious diseases, autoimmune diseases and other medical conditions. A predecessor company previously paid Dr. Hellstrand $1 million and agreed to pay a royalty of 1% on net sales of Ceplene®.  The Company expanded its collaboration with Dr. Hellstrand in November 2009 by concluding a new agreement in which the Company acquired rights to develop certain new compounds.  As compensation for this agreement and for providing certain ongoing consulting services, the Company awarded Dr. Hellstrand options to purchase 50,000 shares of its common stock having a fair value of $0.1 million and agreed to pay a monthly consulting fee.  This agreement was terminated in 2011.  The Company paid $0.1 million in 2010 and an inconsequential amount in 2011 in royalties to Dr. Hellstrand.  No royalties were paid to Dr. Hellstrand prior to 2010.

Epitome/Dalhousie

The Company entered into a direct license with Dalhousie University in July 2007, under which the Company was granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia that were licensed to Epitome by Dalhousie University. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in AmiKetTM. This technology has been incorporated into AmiKetTM.

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or an NDA for AmiKetTM is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent.  The Company paid Dalhousie a maintenance fee of $0.5 million in each of the years 2011, 2010 and 2009.  These payments were expensed to research and development in their respective years.

Myrexis, Inc.

In connection with its merger with Maxim Pharmaceuticals on January 4, 2006, EpiCept acquired a license agreement with Myrexis Inc. (“Myrexis”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis. Under the terms of the agreement, Maxim granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3.0 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales.  The Company received a milestone payment of $1.0 million in March 2008, following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024.  Myrexis announced in February 2012 that it has suspended company-wide operations pending the outcome of an evaluation of available strategic alternatives to enhance shareholder value that is being undertaken by the investment bank Stifel Nicolaus Weisel on behalf of Myrexis’ Board of Directors.  Myrexis is initiating an alignment of resources consistent with its decision to suspend further development activities. The Company is closely monitoring the developments and intends to enforce its rights as appropriate under its license agreement with Myrexis.  The Company recorded revenue from Myrexis of approximately $0.1 million in each of the years 2011, 2010 and 2009.

DURECT Corporation

The Company entered into a license agreement with DURECT Corporation (“DURECT”) in December 2006, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. The Company amended its license agreement with DURECT in September 2008.  Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life.  The Company recorded revenue from DURECT of approximately $0.3 million in each of the years 2011, 2010 and 2009.

Endo Pharmaceuticals Inc.

The Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) in December 2003, under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. The Company recorded revenue from Endo of approximately $27,000, $14,000 and $24,000 in 2011, 2010 and 2009, respectively.

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

Shire BioChem

Maxim entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) in March 2004 and as amended in January 2005, which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreement, all rights and obligations of the parties under the July 2000 agreement were terminated and Shire BioChem agreed to assign and/or license to the Company rights it owned under or shared under the prior research program. The agreement did not require any up-front payments, however, the Company is required to provide Shire Biochem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales. The Company accrued a license fee expense of $0.5 million upon the commencement of a Phase I clinical trial for crolibulinTM in 2006.  This amount, and approximately $0.2 million in interest, remains accrued and unpaid at December 31, 2011.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010
	(in thousands)
Furniture, office and laboratory equipment	$1,002	$977
Leasehold improvements	763	763
	1,765	1,740
Less accumulated depreciation	(1,645)	(1,518)
	$120	$222

Depreciation expense was approximately $0.1 million, $0.1 million and $0.2 million in 2011, 2010 and 2009, respectively.  The Company sold excess equipment resulting in a gain of $5,000, $27,000 and $0.1 million in 2011, 2010 and 2009, respectively.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31
	2011	2010
	(in thousands)
Accrued professional fees	$345	$277
Accrued salaries and employee benefits	285	554
Unpaid financing costs	301	—
Other accrued liabilities	350	455
	$1,281	$1,286

6.     Notes, Loans and Financing

The Company is a party to several loan agreements in the following amounts:

	December 31
	2011	2010
	(in thousands)
Ten-year, non-amortizing loan due June 30, 2011(1)	$—	$410
7.5556% convertible subordinated notes due February 9, 2014(2)	—	500
July 2006 note payable due July 1, 2012(3)	62	176
May 2011 senior secured term loan due May 27, 2014 (4)	8,323	—
Total notes and loans payable and 7.5556% Convertible Subordinated Notes, before debt discount	8,385	1,086
Less: Debt discount	(363)	(114)
Total notes and loans payable and 7.5556% Convertible Subordinated Notes	8,022	972

Notes and loans payable, current portion	8,022	524
Notes and loans payable and 7.5556% Convertible Subordinated Notes, long-term	$—	$448

(1)         EpiCept GmbH, a wholly-owned subsidiary of EpiCept, entered into a ten-year non-amortizing loan in the amount of €1.5 million with Technologie-Beteiligungs Gesellschaft mbH der Deutschen Ausgleichsbank (“tbg”) in August 1997. The loan initially bore interest at 6% per annum.  The loan was amended several times resulting in extensions of the repayment period and an increase in the interest rate to 7.38%.  The loan was repaid in full in June 2011.

(2)  The Company issued $25.0 million in principal aggregate amount of 7.5556% convertible subordinated notes due February 2014 and five and-a-half year warrants to purchase approximately 4.2 million shares of common stock at an exercise price of $3.105 per share in February 2009.  Each $1,000 in principal aggregate amount of the notes was initially convertible into approximately 371 shares of Common Stock, at the option of the holders or upon specified events, including a change of control, and if the Company’s common stock trades at or greater than $5.10 a share for 20 out of 30 days, beginning February 9, 2010. Upon any conversion or redemption of the notes, the holders would receive a make-whole payment in an amount equal to the interest payable through the scheduled maturity of the converted or redeemed notes, less any interest paid before such conversion or redemption. Interest was due and payable on the notes semi-annually in arrears on June 30 and December 31, beginning on June 30, 2009.

The Company allocated the $25.0 million in proceeds between the convertible subordinated notes and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $8.8 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding convertible subordinated notes using the effective interest method. At the date of the transaction, the fair value of the warrants of $8.8 million was determined utilizing the Black-Scholes option pricing model under the following assumptions: dividend yield of 0%, risk free interest rate of 1.99%, volatility of 118% and an expected life of five years.  The Company recognized approximately $8.6 million of non-cash interest expense in 2009 related to the accelerated accretion of the debt discount as a result of the conversion of $24.5 million of the convertible subordinated notes into approximately 9.1 million shares of the Company’s common stock.

The remaining $0.5 million of convertible subordinated notes plus approximately $0.1 million in make-whole interest was repaid in June 2011, prior to the note’s scheduled maturity.  The Company recognized approximately $0.1 million of non-cash interest expense in 2011 related to the accelerated accretion of the remaining debt discount.

(3)         The Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) in July 2006  as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month. The loan balance at December 31, 2011 was $0.1 million.

(4)         The Company entered into a senior secured term loan in the amount of $8.6 million with Midcap Financial, LLC., (“Midcap”) in May 2011.  The Company had the option to borrow an additional $2.0 million from Midcap on or before December 31, 2011 upon meeting certain conditions, including the commencement of a Phase III clinical trial, which it did not exercise. The interest rate on the loan is 11.5% per year. The Company incurred approximately $0.1 million in issuance costs in connection with the loan and is required to pay a $0.3 million fee on the maturity date of the loan.  In addition, the Company issued five year common stock purchase warrants to Midcap granting them the right to purchase 1.1 million shares of the Company’s common stock at an exercise price of $0.63 per share. The basic terms of the loan require monthly payments of interest only through November 1, 2011, with 30 monthly payments of principal and interest that commenced on December 1, 2011. Any outstanding balance of the loan and accrued interest is to be repaid on May 27, 2014. In connection with the terms of the loan agreement, the Company granted Midcap a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years.  The Company recognized approximately $0.2 million of non-cash interest expense in 2011 related to the accretion of the debt discount.

The Company’s term loan with Midcap contains a subjective acceleration clause, which allows the lender to accelerate the loan’s due date in the event of a material adverse change in the Company’s ability to pay its obligations when due.  The Company believes that its losses from operations, its stockholders’ deficit and a cash balance that is lower than its loan payable increase the likelihood of the due date being accelerated in this manner, and therefore the Company has classified loan repayments due more than twelve months from the date of these financial statements as a short term liability. The original deferred financing fees and debt discount continue to be amortized over the life of the debt that was assumed when the obligation was originally recorded.

Contractual principal payments due on loans and notes payable are as follows:

Year Ending	At December 31, 2011
(in thousands)
2012	$3,392
2013	3,329
2014	1,664
Total	$8,385

7. Preferred Stock

The Company has authorized 5 million undesignated preferred shares as of December 31, 2011.  No such preferred stock was issued and outstanding as of December 31, 2011 and 2010, respectively.  The Company issued preferred shares subsequent to December 31, 2011 as described in Note 14.

8. Common Stock and Common Stock Warrants

Upon receipt of the approval of stockholders in July 2009, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 175,000,000 to 225,000,000 shares.

The Company issued five-year common stock purchase warrants in the May 2011 Midcap financing, granting Midcap the right to purchase 1.1 million shares of the Company’s common stock at an exercise price of $0.63 per share. The warrants issued to Midcap met the requirements of and are being accounted for as equity in accordance with ASC 815-40. The fair value of the warrants was $0.5 million.

The Company raised $4.6 million in gross proceeds, $4.3 million net of $0.3 million in transaction costs, in March 2011 through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities.  Approximately 7.1 million shares of the Company’s common stock were sold at a price of $0.65 per share.  Five year common stock purchase warrants were issued to investors and the placement agent granting them the right to purchase approximately 5.3 million and 0.4 million shares of the Company’s common stock at an exercise price of $0.72 and $0.8125 per share, respectively.  The Company allocated the $4.6 million in gross proceeds between the common stock and the warrants based on their relative fair values.  Approximately $1.7 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

The Company raised $7.1 million in gross proceeds, $6.6 million net of $0.5 million in transaction costs, in February 2011 through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities.  Approximately 8.9 million shares of the Company’s common stock were sold at a price of $0.80 per share.  Five year common stock purchase warrants were issued to investors and the placement agent granting them the right to purchase approximately 3.6 million and 0.4 million shares of the Company’s common stock at an exercise price of $0.75 and $1.00 per share, respectively.  The Company allocated the $7.1 million in gross proceeds between the common stock and the warrants based on their relative fair values.  Approximately $1.7 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

The Company raised $2.0 million in gross proceeds, $1.9 million net of $0.1 million in transactions costs, in November 2010 through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities.  Approximately 3.3 million shares of the Company’s common stock were sold at a price of $0.61 per share.  Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 1.3 million and 0.2 million shares of the Company’s common stock at an exercise price of $0.56 and $0.7625 per share, respectively.  The Company allocated the $2.0 million in gross proceeds between the common stock and the warrants based on their relative fair values.  Approximately $0.5 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

The Company raised $6.7 million in gross proceeds, $6.2 million net of $0.5 million in transactions costs, in June 2010 through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities.  Approximately 6.1 million shares of the Company’s common stock were sold at a price of $1.10 per share.  Five year common stock purchase warrants were issued to investors granting them the right to purchase approximately 4.6 million and 0.3 million shares of the Company’s common stock at an exercise price of $1.64 and $1.375 per share, respectively.  In addition, one year common stock purchase warrants were issued to investors granting them the right to purchase approximately 6.1 million shares of the Company’s common stock at an exercise price of $1.64 per share.  The Company allocated the $6.7 million in gross proceeds between the common stock and the warrants based on their relative fair values.  Approximately $3.2 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

The Company raised $9.6 million in gross proceeds, $8.9 million net of $0.7 million in transaction costs, in June 2009 through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities.  Approximately 4.0 million shares of the Company’s common stock were sold at a price of $2.40 per share.  Two and one-half year common stock purchase warrants were issued to investors granting them the right to purchase approximately 1.4 million shares of the Company’s common stock at an exercise price of $2.70 per share.  The Company allocated the $9.6 million in gross proceeds between the common stock and the warrants based on their relative fair values.  Approximately $2.0 million of this amount was allocated to the warrants. The warrants did not meet the requirements of being accounted for as equity in accordance with ASC 815-40 since the Company did not have an adequate number of authorized shares to reserve for the exercise of the warrants. Therefore, the value of the warrant shares were classified as a liability and were marked to market at June 30, 2009 resulting in a loss of $0.3 million in the statement of operations and comprehensive loss.  The warrants were reclassified from liability to equity in accordance with ASC 815-40 as a result of stockholders approving an increase in the number of authorized shares of the Company’s common stock in July 2009.

9. Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under agreements through 2014 accounted for as operating leases. The leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. The Company renewed its lease in Munich, Germany in January 2011, through July 2014.  Rent expense approximated $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Future minimum rental payments under non-cancelable operating leases are as follows:

As of December 31,
Year Ending December 31,	2011
(in thousands)
2012	$880
2013	735
2014	43
$1,658

Consulting Contracts and Employment Agreements

The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements.  The Company may be required to make future milestone payments as of December 31, 2011, totaling approximately $5.4 million, under these agreements, of which approximately $3.0 million is payable during 2012 and approximately $2.4 million is payable from 2013 through 2015. The Company is obligated to make future royalty payments to three of its collaborators under existing license agreements, including one based on net sales of Ceplene® one based on net sales of AmiKetTM and one based on net sales of crolibulinTM, to the extent revenues on such products are realized. Under the Company’s agreement with Dalhousie University, the Company is obligated to pay an annual maintenance fee so long as no commercial product sales have occurred and the Company desires to maintain its rights under the license agreement.  The Company paid Dalhousie a maintenance fee of $0.5 million in each of the years 2011, 2010 and 2009.

The Company’s Board of Directors ratified the employment agreements between the Company and its chief executive officer and chief financial officer dated as of October 28, 2004. The employment agreements covered the term through December 31, 2010, and provide for base salary, discretionary compensation, stock option awards, and reimbursement of reasonable expenses in connection with services performed under the employment agreements. The agreements also compensate such officers in the event of their death or disability, termination without cause, or termination within one year of an initial public offering or a change of control, as defined in the respective employment agreements.  Both employment agreements were automatically renewed for another year, ending December 31, 2012.

Litigation

On November 25, 2008 plaintiffs Kenton L. Crowley and John A. Flores filed a complaint against EpiCept in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California.  The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2.  Discovery was conducted in 2010 and 2011 and is now complete.  The Company filed a motion for summary judgment on April 29, 2011, which was granted in the Company’s favor on January 24, 2012.  Therefore, in 2011 the Company reversed the reserve of approximately $0.2 million that was previously recorded.

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

The Company accounts for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 718-10 and ASC 505-50, “Equity-

Based Payments to Non-Employees.” The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is periodically remeasured and income or expense is recognized during the vesting terms.

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan.  No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant.  The Company records stock-based compensation expense at fair value.  The Company issued approximately 1.4 million options to purchase common stock at a weighted average exercise price of $0.86 per share to certain of its employees and members of its board of directors and 0.3 million restricted stock units to members of its board of directors in 2011.  The Company estimates that $0.8 million of stock based compensation related to 2011 options and restricted stock units granted will be recognized as compensation expense over the vesting period.

The following table presents the total employee, board of directors and third party stock-based compensation expense resulting from the issuance of stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan included in the consolidated statement of operations and comprehensive loss:

	Years Ended December 31,
	2011	2010	2009
		(in thousands)
General and administrative	$685	$654	$889
Research and development	245	281	506
Stock-based compensation costs before income taxes	930	935	1,395
Benefit for income taxes (1)	—	—	—
Net compensation expense	$930	$935	$1,395

(1)      The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

Summarized information for stock option grants in 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	3,044,073	$7.11
Granted	1,445,000	0.86
Exercised	—	—
Forfeited	(15,883)	2.36
Expired	(54,588)	32.31
Options outstanding at December 31, 2011	4,418,602	$4.77	7.16	$—
Vested or expected to vest at December 31, 2011	4,236,907	$4.92	6.14	$—
Options exercisable at December 31, 2011	2,601,650	$7.27	6.14	$—

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable at December 31, 2011	Weighted- Average Exercise Price
$0.67 — 1.89	2,521,790	8.2 years	$1.13	999,119	$1.30
2.11 — 4.89	1,148,071	6.9 years	$2.99	853,790	$3.29
6.00 — 10.20	72,716	4.6 years	$7.94	72,716	$7.94
17.52 — 24.12	641,991	4.0 years	$17.58	641,991	$17.58
32.07 — 141.21	34,034	1.4 years	$86.25	34,034	$86.25
	4,418,602		$4.77	2,601,650	$7.27

The total intrinsic value of options exercised was approximately $0, $0 and $0.1 million in 2011, 2010 and 2009, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2011 (for outstanding options), less the applicable exercise price.

The weighted-average fair value of the stock option awards granted to employees was $0.73, $1.93 and $1.89 in 2011, 2010, and 2009, respectively, and was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	2011	2010	2009
Expected life	5 years	5 years	5 years
Expected volatility	110.0%	108.0% to 109.0%	110.0% to 118.0%
Risk-free interest rate	1.93% to 2.06%	2.17% to 2.39%	1.67% to 2.52%
Dividend yield	0%	0%	0%

The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10.  In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. The Company used its historical volatility rate in 2011, 2010 and 2009, as management believes that this rate will be representative of future volatility over the expected term of the options.  The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

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

Following the departure of a former director in 2011, the Company agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase the Company’s common stock from three months following the effective date of his resignation, June 14, 2011, to the expiration date of each option granted to the former director.  Additionally, all options that were not vested on the date of his resignation will continue to vest.  The Company recorded compensation expense related to the modification of the exercise period and vesting period of $32,000 in the second quarter of 2011.  Additional compensation expense of $30,000 will be recognized over the remaining vesting period of one year for the non-vested options.

Following the departure of a former director in 2009, the Company agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase the Company’s common stock from three months following the effective date of his resignation, February 3, 2009, to six months following such effective date. The Company recorded compensation expense related to the modification of the exercise period of $3,000 in the first quarter of 2009.

The total remaining unrecognized compensation cost related to non-vested stock options, restricted stock and restricted stock units amounted to $1.1 million at December 31, 2011, which will be amortized over the weighted-average remaining requisite service period of 2.2 years.

Restricted Stock

Restricted stock was issued to certain employees in 2007, and entitled the holder to receive a specified number of shares of the Company’s common stock over a four year, monthly vesting term.  This restricted stock grant is accounted for at fair value at the date of grant and an expense was recognized during the vesting term. All restricted stock grants vested in 2010.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors in 2011, 2009 and 2008, which entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the one year, two year or four year vesting term.  This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term.

Summarized information for restricted stock unit grants in 2011 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2010	75,441	$3.72
Granted	258,750	0.52
Vested	(14,375)	2.43
Forfeited	—	—
Nonvested at December 31, 2011	319,816	$1.03

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

The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period.  The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model.  Share options for employees entering the 2009 ESPP were estimated using the Black-Scholes option-pricing model and the assumptions noted on the table below.

	2011	2010	2009
Expected life	n/a	.50 years	.50 years
Expected volatility	n/a	110.0%	114.0%-118.0%
Risk-free interest rate	n/a	0.20%	0.28%-0.33%
Dividend yield	n/a	0%	0%

There were no shares issued under the 2009 ESPP in 2011.  A total of 78,267 shares have been issued under the 2009 ESPP as of December 31, 2011.  The Company recorded an expense of $0, $23,000 and $38,000 in 2011, 2010 and 2009, respectively, based on the estimated number of shares to be purchased.

Warrants

The following table summarizes information about warrants outstanding at December 31, 2011:

	Expiration	Common Shares
Issued in Connection With	Date	Issuable	Exercise Price
December 2006 stock issuance	2012	1,284,933	$4.41
June 2007 stock issuance	2012	889,576	8.79
Termination of sublicense agreement	2012	83,333	5.88
October 2007 stock issuance	2013	709,745	5.64
December 2007 stock issuance	2013	555,555	4.50
March 2008 stock issuance	2013	1,011,744	2.58
2006 senior secured term loan	2013	27,968	1.17
2006 senior secured term loan	2013	325,203	1.23
June 2008 stock issuance	2013	766,667	1.17
July 2008 stock issuance	2013	33,333	1.17
August 1, 2008 stock issuance	2013	92,166	2.04
August 11, 2008 stock issuance	2013	60,409	1.89
August 11, 2008 stock issuance	2013	460,830	2.08
August 11, 2008 stock issuance	2013	86,748	2.85
February 2009 convertible debt (See Note 6)	2014	3,703,704	3.11
February 2009 convertible debt (See Note 6)	2014	462,963	3.38
June 2010 stock issuance	2012	6,136,363	1.64
June 2010 stock issuance	2015	4,602,273	1.64
June 2010 stock issuance	2015	306,818	1.38
November 2010 stock issuance	2015	163,935	0.76
February 2011 stock issuance	2016	3,570,000	0.75
February 2011 stock issuance	2016	446,250	1.00
March 2011 stock issuance	2016	5,307,693	0.72
March 2011 stock issuance	2016	353,847	0.81
May 2011senior secured term loan (See Note 6)	2016	1,092,063	0.63
Total		32,534,119	$2.00

11. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2011 and 2010. The change in the valuation allowance for the years ended December 31, 2011 and 2010 was an increase of approximately $5.8 million and $11.9 million, respectively. The increases in the valuation allowance of $11.9 million during the year ended December 31, 2010 were net of an increase in the valuation allowance of $6.2 million as a result of adjustments to the gross deferred tax asset related to the net operating loss carryforward due to an adjustment to the ownership change under Internal Revenue Code Section 382 in 2009, which was subsequently adjusted in 2010. Significant components of the Company’s deferred tax assets at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Patent costs	$637	$731
Inventory expense	595	—
Share-based payments	5,583	5,318
Accrued liabilities — U.S.	282	275
Accrued liabilities — foreign	347	347
Deferred revenue	4,362	4,882
Property and equipment	749	695
Deferred rent	212	273
Other	6	(76)
Warrant	45	45
Credits	3,693	3,611
Net operating loss carryforwards — U.S.	52,813	47,530
Net operating loss carryforwards — foreign	4,198	4,116
Total deferred tax assets	73,522	67,747
Valuation allowance	(73,522)	(67,747)
Net deferred tax assets	$—	$—

A reconciliation of the federal statutory tax rate and the effective tax rates is as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.5)	(5.5)	(5.5)
Share-based payments	0.7	0.7	0.5
Foreign deferred tax adjustment	0.2	3.8	0.0
Other	1.7	(1.9)	0.0
Change in valuation allowance	36.9	36.9	39.0
Effective tax rate	(0)%	(0)%	(0)%

The principal differences between the U.S. statutory tax rate of 34% and the Company’s effective tax rates of (0)% for the years ended December 31, 2011, 2010 and 2009 is primarily due to the Company’s valuation allowance and the write-down of net operating loss carryforwards due to an ownership change under Internal Revenue Code Section 382 in 2009.

The Company has approximately $280.3 million of net operating loss carryforwards (federal, state and foreign) and tax credit carryforwards of $3.7 million as of December 31, 2011. The Company reduced its tax attributes (NOL’s and tax credits) as a result of the Company’s ownership changes in 2009 and 2007 and the limitation placed on the utilization of its tax attributes as a substantial portion of the NOL’s and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the federal NOL’s were reduced by approximately $272.0 million and the tax credit carryforwards were reduced by approximately $7.3 million.

	December 31,
	2011	2010
	(in millions)
Federal NOL’s	$134.2	$120.9
State NOL’s	129.4	115.6
Foreign NOL’s	16.7	15.6
Total NOL’s	$280.3	$252.1

	(in thousands)
Federal Credits	$481	$406
State Credits	3,211	3,205
Total Credits	$3,692	$3,611

The Company’s federal NOL’s of $134.2 million and state NOL’s of $129.4 million begin to expire after 2012 up through 2031. The Company’s foreign NOL’s of $16.7 million do not expire. The Company’s federal and state tax credits of $3.7 million begin to expire in 2025 through 2031.

The Company follows the provisions of ASC 740, which prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.  There was no cumulative effect adjustment upon adoption.  A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	December 31,	December 31,	December 31,
	2011	2010	2009
	(in thousands)
Balance at January 1,	$—	$—	$115
Reductions related to tax positions	—	—	(115)
Balance at December 31,	$—	$—	$—

12. Segment and Geographic Information

The Company operates as one reportable segment. The Company maintains development operations in the U.S. and Germany.  Geographic information is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenue
U.S.	$943	$993	$412
Germany	1	1	2
	$944	$994	$414
Net loss
U.S.	$14,606	$14,187	$38,505
Germany	1,050	1,350	309
	$15,656	$15,537	$38,814
Total Assets
U.S.	$7,457	$4,564	$7,417
Germany	64	125	97
	$7,521	$4,689	$7,514
Long Lived Assets, net
U.S.	$113	$211	$348
Germany	7	11	12
	$120	$222	$360

13. Quarterly Results (Unaudited)

Summarized quarterly results of operations is as follows (in thousands except per share and share amounts):

	Year Ended December 31, 2011
	First	Second	Third	Fourth
	(in thousands, except for share and per share amounts)
Revenue	$238	$224	$275	$207
Total costs and expenses	3,168	4,303	4,645	2,881
Net loss	(2,466)	(4,342)	(5,397)	(3,451)
Basic and diluted loss per common share(1)	(0.04)	(0.06)	(0.08)	(0.05)
Weighted average shares outstanding	60,102,966	70,993,924	71,003,667	71,003,667

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	(in thousands, except for share and per share amounts)
Revenue	$195	$251	$257	$291
Total costs and expenses	4,124	4,335	4,265	3,644
Net loss	(4,508)	(4,889)	(3,168)	(2,972)
Basic and diluted loss per common share(1)	(0.10)	(0.11)	(0.06)	(0.06)
Weighted average shares outstanding	44,160,266	44,274,642	50,393,488	52,466,655

(1) Basic and diluted loss per common share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly loss per common share amounts may not agree to the total for the year.

14. Subsequent Events (Unaudited)

The Company filed a Certificate of Designation in Delaware on February 8, 2012, which designated 2,000 shares of its authorized preferred shares as Series A 0% Convertible Preferred Stock.

The Company received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of the Company’s Series A 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of the Company’s Common Stock.  The Shares of Preferred Stock were convertible into an aggregate of 10.0 million shares of the Company’s Common Stock.  A total of 1,224 shares of Preferred Stock were converted into approximately 6.1 million shares of the Company’s Common Stock as of March 23, 2012.

The Company reduced the exercise price and extended the expiration date of the Company’s outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 (the “Series B Warrants”) effective January 9, 2012. The Series B Warrants, which originally would have expired at the close of business on January 9, 2012, are exercisable for up to 6,136,363 shares of the Company’s common stock; the original exercise price was $1.64 per share. The exercise price has been reduced to $0.20 per share, and the expiration date has been extended to the close of business on the earlier of (i) April 9, 2012 or (ii) a date selected by the Company in its sole discretion, with respect to which date the Company provides written notice to the warrant holder not less than ten business days in advance.  A total of 3.8 million warrants were exercised for proceeds of $0.8 million as of March 23, 2012.

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

3.4	Certificate of Designation of Series A 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 9, 2012).

3.5	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 18, 2010).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the EpiCept’s Corporation’s Registration Statement on Form S-1 (File No. 333-121938) (the “EpiCept Form S-1”)).

4.2	Convertible Debenture due April 10, 2009 (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K, filed December 9, 2008).

4.3

Indenture between EpiCept Corporation and Bank of New York Mellon, as Trustee, dated February 9, 2009 (incorporated by reference to Exhibit 4.1 to Epicept Corporation’s Current Report on Form 8-K, filed February 10, 2009).

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-k filed July 1, 2010).

4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to EpiCept Corporation’s Current Report on Form 8-k filed July 15, 2010).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-k filed November 12, 2010).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 11, 2011).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K filed March 30, 2011).

4.9	Form of Warrant dated May 27, 2011 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed May 31, 2011).

10.1	Form of Indemnification Agreement between EpiCept Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the EpiCept Form S-1).

†10.2	1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the EpiCept Form S-1).

†10.3	2005 Equity Incentive Plan (Amended and Restated May 23, 2007) (incorporated by reference to Exhibit 10.1 to EpiCept’s

Current Report on Form 8-K filed May 30, 2007).

†10.4	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Form S-4).

†10.5	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and John V. Talley (incorporated by reference to Exhibit 10.5 to the EpiCept Form S-1).

†10.6	Employment Agreement, dated as of October 28, 2004, between EpiCept Corporation and Robert Cook (incorporated by reference to Exhibit 10.6 to the EpiCept Form S-1).

10.7	License Agreement, dated as of December 18, 2003, between Endo Pharmaceuticals Inc. and EpiCept Corporation (incorporated by reference to Exhibit 10.9 to the EpiCept Form S-1).

10.8	Royalty Agreement, dated as of July 16, 2003, between EpiCept Corporation and R. Douglas Cassel, M.D. (incorporated by reference to Exhibit 10.10 to the EpiCept Form S-1).

10.9	Cooperation Agreement between APL American Pharmed Labs, Inc. and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.13 to the EpiCept Form S-1).

10.10	Investment Agreement between Pharmed Labs GmbH and Technologie-Beteiligungs-Gesellschaft mbH, dated August 1997 (incorporated by reference to Exhibit 10.14 to the EpiCept Form S-1).

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

†10.16

Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”), dated as of March 3, 2005, by and among EpiCept Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.18 to the EpiCept Form S-1).

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

10.53†

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

10.57†

Amended and Restated Employment Agreement, by and between EpiCept Corporation and Robert W. Cook, dated as of July 21, 2010 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed July 26, 2010).

10.58†	Form of executive Severance Agreement, dated as of July 21, 2010 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed July 26, 2010).

10.59	Securities Purchase Agreement, dated November 5, 2010 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed November 12, 2010).

10.60	Securities Purchase Agreement, dated February 7, 2011 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 11, 2011).

10.61	Amendment to Placement Agent Agreement, dated February 11, 2011 (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed February 11, 2011).

10.62	Securities Purchase Agreement, dated March 28, 2011 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed March 30, 2011).

10.63

Loan and Security Agreement, dated May 27, 2011, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed May 31, 2011).

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to the Notes to Consolidated Financial Statements included in Part II of this Report).

21.1*	List of Subsidiaries of EpiCept Corporation.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to pursuant to 18 U.S.C. 1350, adopted Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*

The following financial information from EpiCept Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011, and December 31, 2010, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011, and December 31, 2010 (iii) Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2011, and December 31, 2010 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, and December 31, 2010, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement

(c)	Financial Statements Schedules.

None.