Form 10-Q
period 2012-03-31
EPICEPT CORP
filed 2012-05-10
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 10, 2012 the Registrant had outstanding 83,329,273 shares of its $.0001 par value Common Stock.

Part I. Financial Information

Item 1. Financial Statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Cash and cash equivalents	$5,081	$6,378
Inventory	67	57
Prepaid expenses and other current assets	308	302
Total current assets	5,456	6,737
Restricted cash	70	70
Property and equipment, net	102	120
Long-term inventory	307	303
Deferred financing costs	227	291
Total assets	$6,162	$7,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$1,066	$1,123
Accrued research contract costs	741	929
Other accrued liabilities	1,235	1,281
Notes and loans payable, current portion	7,230	8,022
Deferred revenue, current portion	882	882
Total current liabilities	11,154	12,237
Deferred revenue	11,842	12,065
Deferred rent and other noncurrent liabilities	307	365
Total liabilities	23,303	24,667

Commitments and contingencies

Convertible preferred stock, par value $0.0001; 5,000,000 authorized
Series A — 2,000 shares authorized and issued; 576 shares outstanding	—	—
Series B — 1,065 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.0001 par value; authorized 225,000,000 shares; issued 82,101,370 shares and 71,003,667 shares at March 31, 2012 and December 31, 2011, respectively	8	7
Additional paid-in capital	223,295	218,955
Warrants	30,612	31,156
Accumulated deficit	(269,766)	(266,238)
Accumulated other comprehensive loss	(1,215)	(951)
Treasury stock, at cost (4,167 shares)	(75)	(75)
Total stockholders’ deficit	(17,141)	(17,146)
Total liabilities and stockholders’ deficit	$6,162	$7,521

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$241	$238
Costs and expenses:
Costs of goods sold	1	90
Selling, general and administrative	1,430	1,394
Research and development	1,296	1,684
Total costs and expenses	2,727	3,168
Loss from operations	(2,486)	(2,930)

Other income (expense):
Interest income	2	2
Foreign exchange gain	256	504
Warrant amendment expense	(935)	—
Interest expense (see Note 3)	(363)	(39)
Other income (expense), net	(1,040)	467
Net loss before income taxes	(3,526)	(2,463)
Income tax expense	(2)	(3)
Net loss	$(3,528)	$(2,466)
Deemed dividends on convertible preferred stock	(1,175)	—
Loss attributable to common stockholders	$(4,703)	$(2,466)

Basic and diluted loss per common share	$(0.06)	$(0.04)
Weighted average common shares outstanding	77,056,424	60,102,966

Net loss	$(3,528)	$(2,466)
Other comprehensive income (loss), net of income tax expense:
Foreign currency translation adjustments	(264)	(531)
Other comprehensive income (loss), net of $0 income tax expense	(264)	(531)
Comprehensive loss	$(3,792)	$(2,997)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit

Balance at December 31, 2011	—	$—	71,007,834	$7	$218,955	$31,156	$(266,238)	$(951)	$(75)	$(17,146)
Net loss	—	—	—	—	—	—	(3,528)	—	—	(3,528)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(264)	—	(264)
Issuance of Series A convertible preferred stock and warrants, net of issuance costs	2,000	—	—	—	1,268	575	—	—	—	1,843
Deferred financing costs	—	—	—	—	(9)	—	—	—	—	(9)
Beneficial conversion feature related to Series A convertible preferred stock	—	—	—	—	1,175	—	—	—	—	1,175
Beneficial conversion feature related to Series A convertible preferred stock	—	—	—	—	(1,175)	—	—	—	—	(1,175)
Conversion of Series A convertible preferred stock	(1,424)	—	7,120,000	1	(1)	—	—	—	—	—
Warrant amendment expense	—	—	—	—	935	—	—	—	—	935
Issuance of restricted common stock, net	—	—	61,066	—	—	—	—	—	—	—
Exercise of warrants	—	—	3,916,637	—	1,902	(1,119)	—	—	—	783
Amortization of deferred stock compensation	—	—	—	—	245	—	—	—	—	245
Balance at March 31, 2012	576	$—	82,105,537	$8	$223,295	$30,612	$(269,766)	$(1,215)	$(75)	$(17,141)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,528)	$(2,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	32
Foreign exchange gain	(256)	(504)
Stock-based compensation expense	245	236
Excess inventory expense	—	92
Warrant amendment expense	935	—
Amortization and write-off of deferred financing costs and discount on loans	135	11
Changes in operating assets and liabilities:
Increase in inventory	(14)	(10)
Increase in prepaid expenses and other current assets	(6)	(1)
Decrease in accounts payable	(76)	(643)
(Decrease) increase in accrued research contract costs	(188)	50
(Decrease) increase in other accrued liabilities	(55)	73
Recognition of deferred revenue	(223)	(223)
Decrease in other liabilities	(58)	(67)
Net cash used in operating activities	(3,069)	(3,420)
Cash flows from investing activities:
Purchases of property and equipment	—	(1)
Net cash used in investing activities	—	(1)
Cash flows from financing activities:
Proceeds from exercise of warrants	783	—
Proceeds from issuance of preferred stock and warrants, net of issuance costs	1,861	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	11,227
Repayment of loans	(863)	(27)
Net cash provided by financing activities	1,781	11,200
Effect of exchange rate changes on cash and cash equivalents	(9)	(2)
Net (decrease) increase in cash and cash equivalents	(1,297)	7,777
Cash and cash equivalents at beginning of year	6,378	2,435
Cash and cash equivalents at end of period	$5,081	$10,212

Supplemental disclosure of cash flow information:
Cash paid for interest	$236	$5
Cash paid for income taxes	2	3
Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to common stock	1	—
Beneficial conversion feature in connection with issuance of preferred stock	1,175	—
Unpaid costs associated with issuance of common stock	—	354
Unpaid costs associated with issuance of preferred stock	28	—
Unpaid financing costs	301	195

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

EpiCept is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of pain and cancer. The Company’s strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies.  The Company’s lead product is Ceplene®, which when used concomitantly with low dose interleukin-2 (“IL-2”) is intended as remission maintenance therapy in the treatment of acute myeloid leukemia (“AML”) for adult patients who are in their first complete remission.  In addition to Ceplene®, the Company has AmiKet™, a late-stage pain product candidate for the treatment of peripheral neuropathies, and two other oncology compounds in clinical development.  The Company believes this portfolio of pain management and oncology product candidates lessens its reliance on the success of any single product or product candidate.

The Company engaged SunTrust Robinson Humphrey in January 2012 to assist in exploring strategic alternatives to maximize the commercial opportunity of AmiKet™.  The engagement is focused on the identification and implementation of a strategy designed to optimize AmiKet’s value for the Company’s shareholders, which includes the evaluation of potential transactions involving the sale of the Company.

In December 2011, the Company met with the Food and Drug Administration (“FDA”) and was granted permission by the FDA to initiate immediately the Phase III clinical development of AmiKetTM.  The Company received the final meeting minutes from its meeting with the FDA in January 2012 that included further encouraging guidance for the Phase III clinical and nonclinical development and subsequent New Drug Application (“NDA”) filing of AmiKetTM in the treatment of CIPN.  The FDA indicated that a CIPN treatment protocol to be submitted by the Company will be reviewed expeditiously for a Special Protocol Assessment (“SPA”). In the final meeting minutes, the FDA acknowledged that painful symptoms due to CIPN represent a significant unmet medical need and encouraged the Company to apply for Fast Track designation, which was granted in April 2012.  The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and address unmet medical needs. According to the FDA, products with a Fast Track designation oftentimes receive priority review, which may reduce the standard review time by half. The Fast Track designation also allows for more frequent interactions with the FDA during the drug development process. Further, the FDA waived several expensive and time consuming non-clinical toxicology studies, and indicated that a single four-arm factorial trial might suffice for regulatory approval if combined with other pivotal data in another neuropathy such as diabetic peripheral neuropathy.

Ceplene® is licensed to Meda AB of Sweden to market and sell in Europe and certain Pacific Rim countries, and to MegaPharm Ltd. to market and sell in Israel.  Ceplene® is currently on the list of reimbursed products in Germany, England, Sweden, Denmark, and Italy (a temporary approval); additionally, it is available on a named patient basis in many other countries in the European Union.  Reimbursement is being negotiated in France and Spain among other countries in the European Union.  Ceplene® is currently available on a named-patient basis in Israel.  Following Ministry of Health approval of labeling and other technical matters, Megapharm Ltd. is expected to commence the commercial launch of Ceplene® in Israel.

In order to obtain marketing approval in the United States of America (“U.S.”), the FDA is requiring that EpiCept undertake an additional Phase III study having overall survival as the primary endpoint.  In addition, the FDA has indicated that as part of a registration study, the effect of Ceplene® must be isolated from the effect of IL-2, and that to meet that requirement the preferred study design is a comparison of Ceplene®/IL-2 vs. IL-2 monotherapy.  EpiCept does not intend to proceed with a Phase III trial for Ceplene® at this time.

The Company’s other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with solid tumors.  In December 2010, the NCI initiated a Phase Ib/II clinical trial for crolibulinTM to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (“ATC”).  Trial enrollment has progressed to the second dosing cohort and the combination is demonstrating good tolerability.  AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myrexis, Inc., as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  Myrexis announced in February 2012 that it has suspended company-wide operations pending the outcome of an internal evaluation of available strategic alternatives to enhance shareholder value.  The Company is closely monitoring the developments and intends to enforce its rights as appropriate under its license agreement with Myrexis.

Other than the marketing approval of Ceplene® in the EU and Israel, none of the Company’s drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or respective foreign regulatory agency must conclude that the Company’s clinical data and that of its collaborators establish the safety and efficacy of its drug candidates. Furthermore, the Company’s strategy includes entering into collaborative arrangements with third parties to participate in the clinical development and commercialization of its products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under the Company’s control. The Company cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect the Company’s development plan or capital requirements.

2. Basis of Presentation

The Company has prepared its condensed consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $269.8 million as of March 31, 2012. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. The Company expects to continue to incur significant expenses over the next several years as it:

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

The Company believes that its cash and cash equivalents at March 31, 2012 of $5.1 million, plus $1.0 million of cash, net of $0.1 million in transaction costs, received in April 2012 from the issuance of 1,065 shares of the Company’s Series B 0% Convertible Preferred Stock and warrants to purchase approximately 3.1 million shares of the Company’s Common Stock, will be sufficient to fund the Company’s operations and meet its debt service requirements into the third quarter of 2012.  The Company is considering various financing opportunities to obtain additional cash resources to fund operations and clinical trials.

The condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011, the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 and related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of March 31, 2012 and the results of operations and cash flows for the periods ended March 31, 2012 and 2011 have been made. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Revenue Recognition

Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.  The Company’s application of accounting principles generally accepted in the U.S. requires subjective determinations and requires management to make judgments about the value of the individual elements and whether they are separable from the other aspects of the contractual relationship. The Company evaluates its collaboration agreements to determine units of accounting for revenue recognition purposes. To date, the Company has determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities and, accordingly, does not treat them as a separate element. The Company recognizes revenue from non-refundable, upfront licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method or ratably over either the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract, or the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis or 2) the expiration of the last EpiCept licensed patent. Ratable revenue recognition is only utilized if the research and development services are performed systematically over the development period. Proportional performance is measured based on costs incurred compared to total estimated costs to be incurred over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The Company periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars using the period-end exchange rate for all balance sheet accounts and the average exchange rates for all statement of operations and comprehensive loss accounts. Adjustments resulting from translation have been reported in other comprehensive loss.

Gains or losses from foreign currency transactions relating to inter-company debt are recorded in the condensed consolidated statements of operations and comprehensive loss in other income (expense).

Shares-Based Payments

The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 9 “Share-Based Payments.”

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

The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2012 and December 31, 2011, a full valuation allowance has been applied against the Company’s net deferred tax assets because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company had no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarters ended March 31, 2012 and 2011. Income tax expense for the quarters ended March 31, 2012 and 2011 is primarily due to minimum state and local income taxes.

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

	March 31,
	2012	2011

Common stock options	4,428,048	4,411,390
Restricted stock units	2,508,750	75,441
Shares issuable upon conversion of convertible debt	—	185,185
Warrants	34,217,482	33,382,125
Total shares excluded from calculation	41,154,280	38,054,141

Interest Expense:

Interest expense consisted of the following for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2012
	(in thousands)

Interest expense	$(239)	$(28)
Amortization of debt issuance costs and discount	(124)	(11)
Interest and amortization of debt discount and expense	$(363)	$(39)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Restricted Cash

The Company has lease agreements for the premises it occupies.  Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at March 31, 2012 and December 31, 2011. The Company failed to make certain payments on its lease agreement for the premises located in San Diego, California in 2008. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent.  The remaining balance of $0.1 million is classified as prepaid expense.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.

As of March 31, 2012 and December 31, 2011, inventory consists of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)

Raw materials	$163	$158
Work-in-process	211	202
Finished goods	—	—
Total inventory	$374	$360

Recognized as:
Inventory	$67	$57
Long-term inventory	307	303

During the first quarter of 2011, the Company expensed $0.1 million of Ceplene® inventory as it believes such inventory will not be sold prior to reaching its product expiration date.  The portion of inventory classified as long-term is not expected to be realized in cash or sold or consumed during the normal operating cycle of the Company.

Prepaid Expenses and Other Current Assets:

As of March 31, 2012 and December 31, 2011, prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)

Prepaid expenses	$162	$150
Prepaid insurance	97	84
Other	49	68
Total prepaid expenses and other current assets	$308	$302

Property and Equipment:

Property and equipment consists of furniture, office, laboratory equipment, and leasehold improvements stated at cost. Furniture, office and laboratory equipment are depreciated on a straight-line basis over their estimated useful lives ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.  Maintenance and repairs are charged to expense as incurred.

As of March 31, 2012 and December 31, 2011, property and equipment consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)

Furniture, office and laboratory equipment	$1,003	$1,002
Leasehold improvements	763	763
	1,766	1,765
Less accumulated depreciation	(1,664)	(1,645)
	$102	$120

Depreciation expense was approximately $20,000 and $32,000 for the three months ended March 31, 2012 and 2011, respectively.

Deferred Financing Cost

Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing.  As of March 31, 2012 and December 31, 2011, deferred financing costs were approximately $0.2 million and $0.3 million, respectively. Amortization expense was $0.1 million and $11,000 for the three months ended March 31, 2012 and 2011, respectively.

Beneficial Conversion Feature of Certain Instruments

The convertible feature of certain financial instruments provide for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature (“BCF”). Pursuant to ASC 470-20, the estimated fair value of the BCF is recorded as a dividend if it is related to preferred stock. Our Series A 0% Convertible Preferred Stock is immediately convertible and contains a BCF.  Therefore, we recorded a BCF of approximately $1.2 million as a deemed dividend for the three months ended March 31, 2012 (see note 7).

Accumulated Other Comprehensive Loss

The Company’s only element of accumulated other comprehensive loss was foreign currency translation adjustments of ($1.2) million and ($1.0) million at March 31, 2012 and December 31, 2011, respectively.

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

The financial instruments recorded in the Company’s Condensed Consolidated Balance Sheets consist primarily of cash and cash equivalents, accounts payable and the Company’s debt obligations.  The carrying amounts of the Company’s cash and cash equivalents and accounts payable approximate fair value due to their short-term nature.  The fair market value of the Company’s non-convertible loans is based on the present value of their cash flows discounted at a rate that approximates current market returns for issues of similar risk.

The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
	(in millions)

Non-convertible loans	7.5	7.5	8.4	8.3

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” which amends ASC 220, “Comprehensive Income”.  ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted the provisions of ASU 2011-05 on a retrospective basis in the year ended December 31, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends ASC 820 “Fair Value Measurement”.  ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted the provisions of ASU 2011-04 beginning on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

4. License Agreements

Meda AB

In January 2010, the Company entered into an exclusive commercialization agreement for Ceplene® with Meda AB (“Meda”), a leading international specialty pharmaceutical company based in Stockholm, Sweden.  Under the terms of the agreement, the Company granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia.  The Company received a $3.0 million fee on signing and an additional $2.0 million milestone payment in May 2010 upon the first commercial sale of Ceplene® in a major European market, which have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda.  Additional potential payments include a $5 million payment upon achievement of a regulatory milestone and up to $30 million in sales-based milestones that commence upon attainment of at least $50 million in annual sales. The Company will also receive an escalating percentage royalty on net sales in the covered territories ranging from the low teens to the low twenties and is responsible for Ceplene®’s commercial supply.  The initial term of this agreement is ten years and is subject to automatic two year extensions at Meda’s option. The agreement can be terminated at any time by Meda upon six months prior written notice.  The agreement can also be terminated by mutual agreement or for cause.  For each of the three months ended March 31, 2012 and 2011, the Company recognized revenue from Meda of approximately $0.1 million relating to the signing fee and milestone payment.  The Company recognized revenue relating to commercial sales of Ceplene® of approximately $5,000 and $1,000 for the three months ended March 31, 2012 and 2011, respectively.

Myrexis, Inc.

In connection with its merger with Maxim Pharmaceuticals on January 4, 2006, EpiCept acquired a license agreement with Myrexis Inc. (“Myrexis”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis. Under the terms of the agreement, Maxim granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3.0 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales.  The Company received a milestone payment of $1.0 million in March 2008, following dosing of the first patient in a Phase II registration sized clinical trial, which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024.  Myrexis announced in February 2012 that it has suspended company-wide operations pending the outcome of an evaluation of available strategic alternatives to enhance shareholder value that is being undertaken by the investment bank Stifel Nicolaus Weisel on behalf of Myrexis’ Board of Directors.  Myrexis is initiating an alignment of resources consistent with its decision to suspend further development activities. The Company is closely monitoring the developments and intends to enforce its rights as appropriate under its license agreement with Myrexis.  The Company recorded revenue from Myrexis of approximately $15,000 for each of the three months ended March 31, 2012 and 2011.

DURECT Corporation (DURECT)

The Company entered into a license agreement with DURECT Corporation (“DURECT”) in December 2006, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. The Company amended its license agreement with DURECT in September 2008.  Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life.  The Company recorded revenue from DURECT of approximately $0.1 million for each of the three months ended March 31, 2012 and 2011.

Endo Pharmaceuticals Inc. (Endo)

The Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) in December 2003, under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize

LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. The Company increased the estimated development period with respect to its license with Endo by an additional twelve months to reflect additional time required to obtain clinical data from its partner during 2011.  The Company recorded revenue from Endo of approximately $10,000 for each of the three months ended March 31, 2012 and 2011.

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

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)

Accrued professional fees	$317	$345
Accrued salaries and employee benefits	279	285
Accrued financing costs	301	301
Other accrued liabilities	338	350
Total other accrued liabilities	$1,235	$1,281

6. Notes, Loans and Financing

The Company is a party to several loan agreements in the following amounts:

	March 31, 2012	December 31, 2011
	(in thousands)

July 2006 note payable due July 1, 2012 (1)	$32	$62
May 2011 senior secured term loan due May 27, 2014 (2)	7,490	8,323
Total notes and loans payable, before debt discount	7,522	8,385
Less: Debt discount	(292)	(363)
Total notes and loans payable	$7,230	$8,022

Notes and loans payable, current portion	$7,230	$8,022
Notes and loans payable, long-term	—	—

(1)         The Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) in July 2006 as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month.

(2)         The Company entered into a senior secured term loan in the amount of $8.6 million with Midcap Financial, LLC, (“Midcap”) in May 2011.  The Company had the option to borrow an additional $2.0 million from Midcap on or before December 31, 2011 upon meeting certain conditions, including the commencement of a Phase III clinical trial, which it did not exercise. The interest rate on the loan is 11.5% per year. The Company incurred approximately $0.1 million in issuance costs in connection with the loan and is required to pay a $0.3 million fee on the maturity date of the loan.  In addition, the Company issued five year common stock purchase warrants to Midcap granting them the right to purchase 1.1 million shares of the Company’s common stock at an exercise price of $0.63 per share. The basic terms of the loan require monthly payments of interest only through November 1, 2011, with 30 monthly payments of principal and interest that commenced on December 1, 2011. Any outstanding balance of the loan and accrued interest is to be repaid on May 27, 2014. In connection with the terms of the loan agreement, the Company granted Midcap a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years.  The Company recognized approximately $0.1 million and zero of non-cash interest expense related to the accretion of the debt discount during the first quarters of 2012 and 2011, respectively.

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

7. Preferred Stock

The Company has authorized 5.0 million preferred shares, of which 2,000 shares have been designated as Series A preferred stock and 1,065 shares have been designated as Series B preferred stock as of March 31, 2012.  There were 2,000 shares of Series A preferred stock and no shares of Series B preferred stock issued and 576 shares of Series A preferred stock outstanding as of March 31, 2012.  No shares of preferred stock were issued and outstanding as of December 31, 2011.  The Company issued additional preferred shares subsequent to March 31, 2012 as described in Note 12.

Series A 0% Convertible Preferred Stock (“Series A Preferred”)

The Company issued 2,000 shares of Series A Preferred at a price of $1,000 per share and warrants to purchase 5.0 million shares of the Company’s common stock in February 2012 for net proceeds of approximately $1.8 million, net of $0.2 million in transactions costs.  The Shares of Series A Preferred are convertible into an aggregate of 10.0 million shares of the Company’s common stock. Each share of Series A Preferred is convertible, at the option of the holder thereof, into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) determined by dividing the stated value of such share of Series A Preferred, which is initially $1,000, by the conversion price. The initial conversion price, which is subject to adjustment as set forth in the Certificate of Designation, is $0.20. The Series A Preferred has no voting rights. Holders of Series A Preferred are entitled to receive dividends (on an as-if-converted-to-common-stock basis) equal to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. Upon any liquidation, dissolution or winding-up of the company, whether voluntary or involuntary (a liquidation) other than a Fundamental Transaction or Change of Control Transaction (as defined in the Certificate of Designation), the holders of the Series A Preferred shall be entitled to receive out of the assets an amount equal to the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the Certificate of Designation, for each share of Series A Preferred before any distribution or payment shall be made to the holders of any junior securities.

The Warrants have an initial exercise price of $0.20 per share, are immediately exercisable, and have a term of five years from the date of issuance. The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions but not as a result of future transactions at lower prices.  The Company allocated the $2.0 million in gross proceeds between the preferred stock and the warrants based on their relative fair values using the Black-Scholes option pricing model.  Approximately $0.6 million was allocated to the warrants.  The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815.40.

The convertible feature of the Series A Preferred provide for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a BCF. Pursuant to ASC 470-20, the estimated fair value of the BCF is recorded as a dividend if it is related to preferred stock. Our Series A Preferred is immediately convertible and contains a BCF.  Therefore, the Company recorded a BCF of approximately $1.2 million as a deemed dividend for the three months ended March 31, 2012.

As of March 31, 2012, 1,424 shares were converted into approximately 7.1 million shares of the Company’s common stock. As a result, 576 shares remained outstanding at March 31, 2012.  If all of the Series A Preferred is converted, 10.0 million shares of common stock will be issued.

Series B 0% Convertible Preferred Stock (“Series B Preferred”)

The Company filed a Certificate of Designation in Delaware on March 29, 2012, which designated 1,065 shares of its authorized preferred shares as Series B Preferred.  There were no shares issued and outstanding as of March 31, 2012.  See Note 12 regarding issuance of Series B Preferred in April 2012.

8. Common Stock and Common Stock Warrants

Effective January 9, 2012, the Company reduced the exercise price and extended the expiration date of its outstanding Series B common stock purchase warrants that were issued in a registered direct offering that closed on June 30, 2010.  The Series B warrants, which originally would have expired on the close of business on January 9, 2012, are exercisable for up to approximately 6.1 million shares of the Company’s common stock.  The exercise price was reduced from $1.64 per share to $0.20 per share subject to no further adjustment other than for stock splits and stock dividends and the expiration date was extended to the close of business on the earlier of (i) April 9, 2012 or (ii) a date selected by the Company in its sole discretion.  The modification resulted in a warrant amendment expense of $0.9 million which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model.  Approximately 3.9 million warrants were exercised for proceeds of approximately $0.8 million as of March 31, 2012.

The Company issued five-year common stock purchase warrants in the May 2011 Midcap financing, granting Midcap the right to purchase 1.1 million shares of the Company’s common stock at an exercise price of $0.63 per share. The warrants issued to Midcap met the requirements of and are being accounted for as equity in accordance with ASC 815-40. The fair value of the warrants was $0.5 million.

The Company raised $4.6 million in gross proceeds, $4.3 million net of $0.3 million in transaction costs, in March 2011 through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities.  Approximately 7.1 million shares of the Company’s common stock were sold at a price of $0.65 per share.  Five year common stock purchase warrants were issued to investors and the placement agent granting them the right to purchase approximately 5.3 million and 0.4 million shares of the Company’s common stock at an exercise price of $0.72 and $0.8125 per share, respectively.  The Company allocated the $4.6 million in gross proceeds between the common stock and the warrants based on their relative fair values using the Black-Scholes option pricing model.  Approximately $1.7 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

The Company raised $7.1 million in gross proceeds, $6.6 million net of $0.5 million in transaction costs, in February 2011 through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities.  Approximately 8.9 million shares of the Company’s common stock were sold at a price of $0.80 per share.  Five year common stock purchase warrants were issued to investors and the placement agent granting them the right to purchase approximately 2.7 million and 0.4 million shares of the Company’s common stock at an exercise price of $0.75 and $1.00 per share, respectively.  The Company allocated the $7.1 million in gross proceeds between the common stock and the warrants based on their relative fair values using the Black-Scholes option pricing model.  Approximately $1.7 million of this amount was allocated to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

The following table summarizes information about warrants outstanding at March 31, 2012:

	Expiration	Common Shares
Issued in Connection With	Date	Issuable	Exercise Price
December 2006 stock issuance	2012	1,284,933	4.41
June 2007 stock issuance	2012	889,576	8.79
Termination of sublicense agreement	2012	83,333	5.88
October 2007 stock issuance	2013	709,745	5.64
December 2007 stock issuance	2013	555,555	4.50
March 2008 stock issuance	2013	1,011,744	2.58
2006 Senior Secured Term Loan	2013	27,968	1.17
2006 Senior Secured Term Loan	2013	325,203	1.23
June 2008 stock issuance	2013	766,667	1.17
July 2008 stock issuance	2013	33,333	1.17
August 1, 2008 stock issuance	2013	92,166	2.04
August 11, 2008 stock issuance	2013	60,409	1.89
August 11, 2008 stock issuance	2013	460,830	2.08
August 11, 2008 stock issuance	2013	86,748	2.85
February 2009 convertible debt (See Note 6)	2014	3,703,704	3.11
February 2009 convertible debt (See Note 6)	2014	462,963	3.38
June 2010 stock issuance	2012	2,219,726	0.20
June 2010 stock issuance	2015	4,602,273	1.64
June 2010 stock issuance	2015	306,818	1.38
November 2010 stock issuance	2015	163,935	0.76
February 2011 stock issuance	2016	3,570,000	0.75
February 2011 stock issuance	2016	446,250	1.00
March 2011 stock issuance	2016	5,307,693	0.72
March 2011 stock issuance	2016	353,847	0.81
May 2011 Senior Secured Term Loan	2016	1,092,063	0.63
February 2012 stock issuance	2017	5,000,000	0.20
February 2012 stock issuance	2017	600,000	0.25
Total		34,217,482	$1.66

9. Share-Based Payments

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan.  No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant.  The Company records stock-based compensation expense at fair value.  The Company’s Board of Directors granted approximately 0.1 million options to purchase common stock at an exercise price of $0.35  per shares and 0.1 million shares of restricted stock to a member of its board of directors and approximately 2.3 million restricted stock units to certain employees during the three months ended March 31, 2012.  The Company estimates that $0.3 million of stock based compensation related to 2012 restricted stock and restricted stock units granted will be recognized as compensation expense over the vesting period.

The following table presents the total employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan included in the condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

General and administrative	$187	$167
Research and development	58	69
Stock-based compensation costs before income taxes	245	236
Benefit for income taxes (1)	—	—
Net compensation expense	$245	$236

(1)         The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

Summarized information for stock option grants for the three months ended March 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	4,418,602	$4.77	7.16	$—
Granted	100,000	0.35
Exercised	—	—
Forfeited	(52,779)	1.35
Expired	(37,775)	18.28
Options outstanding at March 31, 2012	4,428,048	$4.60	7.02	$—
Vested or expected to vest at March 31, 2012	4,256,148	$4.74	6.11	$—
Options exercisable at March 31, 2012	2,709,049	$6.79	6.11	$—

There were no stock option exercises during each of the three months ended March 31, 2012 and 2011. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2012 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted during the three months ended March 31, 2012 and 2011 was $0.35 and $0.87, respectively.

The total remaining unrecognized compensation cost related to the non-vested stock options, restricted stock and restricted stock units amounted to $1.2 million as of March 31, 2012, which will be amortized over the weighted-average remaining requisite service period of 1.66 years.  Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Expected volatility	110%	110%
Risk free interest rate	0.89%	1.93% - 1.97%
Dividend yield	—	—
Expected life	5 Yrs	5 Yrs

Restricted Stock

Restricted stock was issued to a certain non-employee member of the Company’s Board of Directors during the three months ended March 31, 2012, which entitles the holder to receive approximately 0.1 million shares of the Company’s common stock upon achieving certain objectives within a one year vesting period.  This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term.  No restricted stock was issued during the three months ended March 31, 2011.

Restricted Stock Units

Restricted stock units were issued to certain employees during the three months ended March 31, 2012, which entitle the holder to receive a specified number of shares of the Company’s common stock upon achieving certain objectives within a one year vesting period.  This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term.  No restricted stock units were issued during the three months ended March 31, 2011.  Summarized information for restricted stock unit grants for the three months ended March 31, 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2011	319,816	$1.03
Granted	2,250,000	0.26
Vested	(61,066)	4.02
Forfeited	—	—
Nonvested at March 31, 2012	2,508,750	$0.31

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

	Three Months Ended March 31,
	2012	2011
Expected life	n/a	.50 years
Expected volatility	n/a	110.0%
Risk-free interest rate	n/a	0.19%
Dividend yield	n/a	0%

For the three months ended March 31, 2012 and 2011, the Company recorded an expense of $0 and $4,000 respectively, based on the estimated number of shares to be purchased.

10. Commitments and Contingencies

The Company has a number of research, consulting and license agreements that require it to make payments to the other party to the agreement upon the Company attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments, totaling approximately $5.0 million as of March 31, 2012 under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement.

There are no material legal proceedings pending against the Company as of March 31, 2012.

11. Segment Information

The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the U.S. and Germany.

Geographic information for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenue
U.S.	$240	$237
Germany	1	1
	$241	$238
Net loss (income)
United States	$3,631	$2,793
Germany	(103)	(327)
	$3,528	$2,466

	March 31, 2012	December 31, 2011
	(in thousands)
Total Assets
U.S.	$6,114	$7,457
Germany	48	64
	$6,162	$7,521
Property and equipment, net
U.S.	$94	$113
Germany	8	7
	$102	$120

12. Subsequent Events

The Company received approximately $1.0 million cash, net of $0.1 million in transaction costs, in April 2012 from the issuance of 1,065 shares of the Company’s Series B 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase approximately 3.1 million shares of the Company’s common stock.  The Shares of Series B Preferred are convertible into an aggregate of approximately 6.3 million shares of the Company’s Common Stock.

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

We engaged SunTrust Robinson Humphrey in January 2012 to assist in exploring strategic alternatives to maximize the commercial opportunity of AmiKet™.  The engagement is focused on the identification and implementation of a strategy designed to optimize AmiKet’s value for our shareholders, which includes the evaluation of potential transactions involving the sale of our company.

In December 2011, we met with the Food and Drug Administration, or FDA, and were granted permission by the FDA to initiate immediately the Phase III clinical development of AmiKetTM.  We received the final meeting minutes from our meeting with the FDA in January 2012 that included further encouraging guidance for the Phase III clinical and nonclinical development and subsequent New Drug Application, or NDA, filing of AmiKetTM in the treatment of CIPN.  The FDA indicated that a CIPN treatment protocol to be submitted by us will be reviewed expeditiously for a Special Protocol Assessment, or SPA. In the final meeting minutes, the FDA acknowledged that painful symptoms due to CIPN represent a significant unmet medical need and encouraged us to apply for Fast Track designation, which was granted in April 2012.  The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and address unmet medical needs. According to the FDA, products with a Fast Track designation oftentimes receive priority review, which may reduce the standard review time by half. The Fast Track designation also allows for more frequent interactions with the FDA during the drug development process.  Further, the FDA waived several expensive and time consuming non-clinical toxicology studies, and indicated that a single four-arm factorial trial might suffice for regulatory approval if combined with other pivotal data in another neuropathy such as diabetic peripheral neuropathy.

Ceplene® is licensed to Meda AB of Sweden to market and sell in Europe and certain Pacific Rim countries, and to MegaPharm Ltd. to market and sell in Israel.  Ceplene® is currently on the list of reimbursed products in Germany, England, Sweden, Denmark, and Italy (a temporary approval); additionally, it is available on a named patient basis in many other countries in the European Union.  Reimbursement is being negotiated in France and Spain among other countries in the European Union.  Ceplene® is currently available on a named-patient basis in Israel.  Following Ministry of Health approval of labeling and other technical matters, Megapharm Ltd. is expected to commence the commercial launch of Ceplene® in Israel.

In order to obtain marketing approval in the United States of America, or U.S., the FDA is requiring that we undertake an additional Phase III study having overall survival as the primary endpoint.  In addition, the FDA indicated that as part of a registration study, the effect of Ceplene® must be isolated from the effect of IL-2, and that to meet that requirement the preferred study design is a comparison of Ceplene®/IL-2 vs. IL-2 monotherapy.  We do not intend to proceed with a Phase III trial for Ceplene® at this time.

Our other oncology compounds include crolibulinTM and AzixaTM.  CrolibulinTM is a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors.  In December 2010, the NCI initiated a Phase Ib/II clinical trial for crolibulinTM to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer, or ATC.  Trial enrollment has progressed to the second dosing cohort and the combination is demonstrating good tolerability.  AzixaTM, an apoptosis inducer with VDA activity licensed by us to Myrexis, Inc., or Myrexis, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  Myrexis announced in February 2012 that it has suspended company-wide operations pending the outcome of an internal evaluation of available strategic alternatives to enhance shareholder value.  We are closely monitoring the developments and intend to enforce our rights as appropriate under our license agreement with Myrexis.

Other than the marketing approval of Ceplene® in the EU and Israel, none of our drug candidates has received FDA or foreign regulatory marketing approval.  In order to grant marketing approval, the FDA or respective foreign regulatory agency must conclude that our clinical data and that of our collaborators establish the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborative arrangements with third parties to participate in the clinical development and commercialization of our products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

We have prepared our condensed consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $269.8 million as of March 31, 2012. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years as we:

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

We believe that our cash at March 31, 2012, plus $1.0 million of net cash received in April 2012 from the issuance of 1,065 shares of our Series B 0% Convertible Preferred Stock and warrants to purchase approximately 3.1 million shares of our Common Stock will be sufficient to fund our operations and meet our debt service requirements into the third quarter of 2012.  We are considering various financing opportunities to obtain additional cash resources to fund operations and clinical trials.

Recent Events

We received approximately $1.0 million cash, net of $0.1 million in transaction costs, in April 2012 from the issuance of 1,065 shares of our Series B 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase approximately 3.1 million shares of our common stock.  The Shares of Series B 0% Convertible Preferred Stock are convertible into an aggregate of approximately 6.3 million shares of our Common Stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements included in our Annual Report filed on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements.

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

Revenue Recognition

Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.  Our application of accounting principles generally accepted in the U.S. involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectability is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, we have determined that our upfront non-refundable license fees cannot be separated from our ongoing commercial or collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, do not treat them as a separate element. We recognize revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to our license with Endo, or ratably over either the development period or the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and (2) the expiration of the last EpiCept licensed patent as we do with respect to our license with DURECT, Myrexis and GNI, Ltd., or GNI.

Proportional performance is measured based on costs incurred compared to total estimated costs over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. We periodically review our estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. We increased the estimated development period with respect to our license with Endo by an additional twelve months to reflect additional time required to obtain clinical data from our partner during 2011.

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

We chose early adoption of the milestone method of revenue recognition as defined in ASC 605-28, “Revenue Recognition - Milestone Method” on a prospective basis as of January 1, 2010. Under this method of revenue recognition, we recognize into revenue research-related milestone payments for which there is substantial uncertainty at the date the arrangement is entered into that the event will be achieved, when that event can only be achieved based in whole or in part on our performance or a specific outcome resulting from our performance and, if achieved, would result in additional payments being due to us. This accounting is applicable to research milestones under the license agreement entered into with Meda AB in 2010.

Pursuant to the Meda AB agreement, we received a $3.0 million upfront payment and a $2.0 million milestone payment upon launch of Ceplene® in a major country in the European Union, and are entitled to receive other milestone payments and royalties on sales of Ceplene®.  The $3.0 million upfront payment received in the first quarter of 2010 and the $2.0 million payment upon launch of Ceplene® in a major country in the European Union received in the second quarter of 2010 have been deferred and are being recognized as revenue ratably over the life of the commercialization agreement with Meda AB.

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

We granted approximately 0.1 million options to purchase common stock at an exercise price of $0.35  per shares and 0.1 million shares of restricted stock to a member of our board of directors and approximately 2.3 million restricted stock units to certain employees during the three months ended March 31, 2012.  We estimate that $0.3 million of stock based compensation related to 2012 restricted stock and restricted stock units granted will be recognized as compensation expense over the vesting period.  Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.

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

Certain of our debt instruments, which were repaid in 2011, were denominated in euros. Changes in the value of the euro relative to the value of the U.S. dollar affected the U.S. dollar value of our indebtedness at each reporting date as substantially all of our assets are held in U.S. dollars. These changes were recognized by us as a foreign currency transaction gain or loss, as applicable, and are reported in other expense or income in our condensed consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” which amends Topic 220, Comprehensive Income.  ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted the provisions of ASU 2011-05 on a retrospective basis in the year ended December 31, 2011. The adoption of ASU 2011-05 did not have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends ASC 820 “Fair Value Measurement”.  ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted the provisions of ASU 2011-04 beginning on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2012 and 2011

Revenues. During each of the three months ended March 31, 2012 and 2011, we recognized revenue of approximately $0.2 million from prior upfront licensing fees and milestone payments received from our strategic alliances, royalties with respect to certain technology, and product revenues from the sales of Ceplene® to Meda.  We recognize revenue from our agreement with Meda using the Milestone Method, from our agreements with Myrexis, DURECT and GNI on a straight line method over the life of the last to expire patent and from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP.  For the three months ended March 31, 2012 and 2011, we recognized revenue of $13,000 and $15,000, respectively, from royalties received with respect to acquired Maxim technology.

The current portion of deferred revenue as of March 31, 2012 of $0.9 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments received from our strategic alliances.

Cost of goods sold. Cost of goods sold was $1,000 and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.  Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.  During the first quarter of 2011, we expensed $0.1 million of Ceplene® inventory as we believe such inventory will not be sold prior to reaching its product expiration date.

Selling, general and administrative expense. Selling, general and administrative expense was $1.4 million for each of the three months ended March 31, 2012 and 2011.  Salary and salary related expenses decreased by $0.1 million as the result of a reduction in projected bonus payments for 2012, which was offset by a $0.1 million increase in director fees and expenses due to an increase in the size of our board of directors and an increase in the number of meetings held by the board of directors.  We expect general and administrative expenses to remain at approximately current levels over the next few quarters, which should result in approximately a 20% expense reduction by year-end when compared to 2011.

Research and development expense. Research and development expense decreased by 24.0%, or $0.4 million, to $1.3 million for the three months ended March 31, 2012 from $1.7 million for the three months ended March 31, 2011.  The decrease was primarily attributable to lower regulatory fees for Ceplene®.  Our clinical efforts were focused on our open label trial of Ceplene® that is intended to meet our post-approval requirements with the EMA during the first quarters of 2012 and 2011.  We were also preparing the protocol for a confirmatory Phase III trial for Ceplene® in the U.S during the first quarter of 2011.  We expect research and development expenses to trend lower over the next few quarters as a result of a reduction in staff and reduced clinical and regulatory activity.

Other income (expense). Our other income (expense) consisted of the following for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Other income (expense), net consists of:
Interest income	2	2
Foreign exchange gain (loss)	256	504
Warrant amendment expense	935	—
Interest expense	(363)	(39)
Other income (expense), net	$(1,040)	$467

We recorded other expense, net of $1.0 million for the three months ended March 31, 2012, as compared with other income, net of $0.5 million for the three months ended March 31, 2011.  Other income (expense), net was negatively impacted by warrant amendment expense of $0.9 million, higher interest expense of $0.3 million related to our senior secured term loan that we entered into in May 2011and a $0.2 million change in foreign exchange gains.

As a result of the amendment to our Series B common stock purchase warrant dated June 25, 2010, we agreed to extend the period during which investors would be entitled to exercise warrants to purchase our common stock from January 9, 2012 to April 9, 2012 (three months following the original termination date). Approximately 6.1 million warrants were originally issued in connection with a common stock and warrant transaction entered into on June 28, 2010 and the warrants were appropriately classified as equity.  As a result of the amendment to the warrant agreements, the fair value of the warrants was recalculated using the Black-Scholes option pricing model immediately before and after the date of modification.  The resulting difference in fair value of approximately $0.9 million on the date of modification was recorded as a warrant amendment expense for the three months ended March 31, 2012.  Approximately 3.9 million warrants were exercised as of March 31, 2012.  No warrant amendment expense was recorded during the three months ended March 31, 2011.

Deemed dividends on convertible preferred stock and warrant re-pricing.  Deemed convertible preferred stock dividends amounted to $1.2 million for the three months ended March 31, 2012 relating to our Series A convertible preferred stock. Our Preferred Stock was issued at a discount to the current market price of our common stock and warrants were issued to purchase 5.0 million shares of our common stock, therefore a BCF of approximately $1.2 million was recorded as a deemed dividend in accordance with ASC 470-20.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any significant revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $269.8 million as of March 31, 2012, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position on March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(in thousands)
Working capital (deficit)	$(5,698)	$(5,500)
Cash and cash equivalents	5,081	6,378
Notes and loans payable, current portion	7,230	8,022
Notes and loans payable, long term portion	—	—

Working Capital

We had a working capital deficit of $5.7 million at March 31, 2012, consisting of current assets of $5.5 million and current liabilities of $11.2 million. This represents a negative change in working capital of approximately $0.2 million from a working capital deficit of $5.5 million at December 31, 2011, which consisted of current assets of $6.7 million and current liabilities of $12.2 million. We funded our working capital and the cash portion of our 2012 operating loss with the cash proceeds from our May 2011 senior secured term loan and our February 2012 financing.

Cash, Cash Equivalents and Marketable Securities

Our cash and cash equivalents totaled $5.1 million at March 31, 2012. Cash and cash equivalents totaled $6.4 million at December 31, 2011.  Our cash and cash equivalents consist primarily of an interest bearing money market account.  We reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 in January 2012.  A total of 3.8 million warrants were exercised for proceeds of $0.8 million as of March 31, 2012.  We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our Common Stock.  The Shares of Preferred Stock were convertible into an aggregate of 10.0 million shares of our Common Stock.  A total of 1,424 shares of Preferred Stock were converted into approximately 7.1 million shares of our Common Stock as of March 31, 2012.

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

Current and Future Liquidity Position

We raised gross proceeds of $2.8 million, $2.6 million net of $0.2 million in transaction costs during the first quarter of 2012.  We had approximately $5.1 million in cash and cash equivalents at March 31, 2012.  We also received approximately $1.0 million cash, net of $0.1 million in transaction costs, in April 2012 from the issuance of 1,065 shares of our Series B 0% Convertible Preferred Stock.  Our anticipated average monthly cash operating expense in 2012 is approximately $0.7 million.  In addition, we are required to make monthly interest and principal payments on our senior secured term loan in the amount of approximately $0.4 million. We believe that our cash is sufficient to fund operations into the third quarter of 2012.  We are considering various financing opportunities to obtain additional cash resources to fund operations and clinical trials.

We engaged SunTrust Robinson Humphrey in January 2012 to assist in exploring strategic alternatives to maximize the commercial opportunity of AmiKet™, our prescription topical analgesic cream designed to provide effective long-term relief of pain associated with peripheral neuropathies. The engagement is focused on the identification and implementation of a strategy designed to optimize AmiKet’s value for our shareholders, which includes the evaluation of potential transactions involving the sale of our company.

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

Operating Activities

Net cash used in operating activities for the first three months of 2012 was $3.1 million as compared to $3.4 million in the first three months of 2011.  Cash was primarily used to fund our net loss for the first three months of 2012 resulting from research and development, general, administrative and other expenses. Accounts payable and accrued expenses decreased by approximately $0.3 million as a result of paying vendors and deferred revenue decreased by $0.2 million to account for the portion of the deferred revenue received from our licensing partners that was recognized as revenue during the first three months of 2012.  The 2012 net loss was partially offset by a non-cash charge of $0.9 million of warrant amendment expense, $0.2 million of stock-based compensation and $0.3 million in foreign exchange gains.  Deferred revenue decreased by $0.2 million to account for the portion of the deferred revenue received from our licensing partners that was recognized as revenue during the first three months of 2011.  The 2011 net loss was partially offset by a non-cash charge of $0.2 million of stock-based compensation and $0.5 million in foreign exchange gains.

Financing Activities

Net cash provided by financing activities for the first three months of 2012 was $1.8 million compared to net cash provided by financing activities of $11.2 million for the first three months of 2011.  We reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 in January 2012.  A total of 3.8 million warrants were exercised for proceeds of $0.8 million as of March 31, 2012.  We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our Common Stock.  The Shares of Preferred Stock were convertible into an aggregate of 10.0 million shares of our Common Stock.  A total of 1,424 shares of Preferred Stock were converted into approximately 7.1 million shares of our Common Stock as of March 31, 2012.

We raised $4.6 million in gross proceeds, $4.3 million net of $0.3 million in transaction costs, in connection with the issuance of common stock and warrants in March 2011.  We raised $7.1 million gross proceeds, $6.6 million net of $0.5 million in transaction costs, in connection with the issuance of common stock and warrants in February 2011.

Contractual Obligations

The annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows as of March 31, 2012, (in thousands of U.S. dollars, using exchange rates where applicable in effect as of March 31, 2012):

	Less than			More than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
Notes and loans payable	$3,361	$4,161	$—	$—	$7,522
Interest expense	697	324	—	—	1,021
Operating leases	960	552	—	—	1,512
Other obligations	2,508	2,446	—	—	4,954
Total	$7,526	$7,483	$—	$—	$15,009

Our current commitments of debt consist of the following:

$0.8 million Due 2012. Maxim, our wholly-owned subsidiary, issued a six-year non-interest bearing promissory note in July 2006, in the amount of $0.8 million to Pharmaceutical Research Associates, Inc., or PRA, as compensation for PRA assuming the liability on a lease in San Diego, CA. The note is payable in seventy-two equal installments of approximately $11,000 per month. We terminated our lease of certain property in San Diego, CA as part of our exit plan upon the completion of the merger with Maxim on January 4, 2006.  Our loan balance is $32,000 at March 31, 2012.

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

We allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. We calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years.  We recognized approximately $0.1 million and $0 for the three months ended March 31, 2012 and 2011, respectively, of non-cash interest expense related to the accretion of the debt discount.

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

Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expires in August 2012, and Munich, Germany, which expires in July 2014. Long-term commitments under operating leases for facilities leased by Maxim and retained by us relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. We defaulted on our lease agreement for the premises located in San Diego, California in June 2008 by failing to make the monthly rent payment.  As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent.  The remaining balance of $0.1 million is classified as prepaid rent.  We were current with our lease payments on this facility at March 31, 2012. We discontinued our drug discovery activities at this location and are currently looking to sublease or otherwise terminate our lease on the premises located in San Diego, California.

We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. We may be required to make future milestone payments, totaling approximately $5.0 million as of March 31, 2012, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The financial currency of our German subsidiary is the euro. As a result, we are exposed to various foreign currency risks. First, our condensed consolidated financial statements are in U.S. dollars, but a portion of our condensed consolidated assets and liabilities is denominated in euros. Accordingly, changes in the exchange rate between the euro and the U.S. dollar will affect the translation of our German subsidiary’s financial results into U.S. dollars for purposes of reporting condensed consolidated financial results. Historically, fluctuations in exchange rates resulting in transaction gains or losses have had a material effect on our condensed consolidated financial results. We have not engaged in any hedging activities to minimize this exposure, although we may do so in the future.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the United States and Exchange Commission rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed report.

Risks Related to our Financial Condition and Business

We have limited liquidity and, as a result, may not be able to meet our obligations.

We had approximately $5.1million in cash and cash equivalents as of March 31, 2012.  We received $1.0 million cash, net of $0.1 million in transaction costs, in April 2012 from the issuance of 1,065 shares of our Series B 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase approximately 3.1 million shares of our Common Stock.  The Shares of Preferred Stock were convertible into an aggregate of 6.3 million shares of our Common Stock.  Our anticipated average monthly cash operating expenses in 2012 is approximately $0.7 million.  We believe that our cash is sufficient to fund operations into the third quarter of 2012.  We are considering other financing opportunities to obtain additional cash resources to fund operations and for clinical trials.

We engaged SunTrust Robinson Humphrey in January 2012 to assist in exploring strategic alternatives to maximize the commercial opportunity of AmiKet™.  The engagement is focused on the identification and implementation of a strategy designed to optimize AmiKet’s value for our shareholders, which includes the evaluation of potential transactions involving the sale of our company.

If additional funds are raised by issuing equity, substantial dilution to existing shareholders may result.  If we fail to obtain capital when required, we may be forced to delay, scale back, or eliminate some or all of our commercialization efforts for Ceplene® and our research and development programs or to cease operations entirely.

We may not be able to continue as a going concern.

Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2011, which was included in our Annual Report on Form 10-K, with respect to this uncertainty. We will need to generate significant revenue from the sale of Ceplene® or raise additional capital to continue to operate as a going concern.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

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

3.4	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 18, 2010).

3.5	Certificate of Designation of Series A 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 9, 2012).

3.6	Certificate of Designation of Series B 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed April 3, 2012).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 9, 2012).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K filed April 3, 2012).

10.1	Securities Purchase Agreement, dated February 8, 2012 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 9, 2012).

10.2	Placement Agent Agreement, dated February 8, 2012 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed February 9, 2012).

10.3	Securities Purchase Agreement, dated March 29, 2012 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed April 3, 2012).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial information from EpiCept Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012, and March 31, 2011 (iii) Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2012, (iv) Condensed Consolidated Statements of Cash

Flows for the three months ended March 31, 2012, and March 31, 2011, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation

May 10, 2012	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and
Chief Financial Officer