Form 10-Q
period 2012-09-30
EPICEPT CORP
filed 2012-11-14
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 14, 2012, the Registrant had outstanding 92,220,376 shares of its $.0001 par value Common Stock.

Part I. Financial Information

Item 1. Financial Statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Cash and cash equivalents	$1,131	$6,378
Restricted cash	1,178	—
Accounts receivable	226	—
Inventory	6	57
Prepaid expenses and other current assets	146	302
Total current assets	2,687	6,737
Restricted cash	—	70
Property and equipment, net	72	120
Long-term inventory	—	303
Deferred financing costs	107	291
Total assets	$2,866	$7,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$945	$1,123
Accrued research contract costs	1,585	929
Other accrued liabilities	1,494	1,281
Notes and loans payable	3,932	8,022
Deferred revenue, current portion	314	882
Total current liabilities	8,270	12,237
Deferred revenue	7,567	12,065
Deferred rent and other noncurrent liabilities	197	365
Total liabilities	16,034	24,667

Commitments and contingencies (Note 10)

Convertible preferred stock, par value $0.0001; 5,000,000 authorized
Series A 0% —2,000 shares authorized; 236 shares and 0 shares outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Series B 0% — 1,065 shares authorized; 1,065 shares and 0 shares outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $.0001 par value; authorized 225,000,000 shares; issued 92,224,543 shares and 71,007,834 shares at September 30, 2012 and December 31, 2011, respectively	9	7
Additional paid-in capital	234,171	218,955
Warrants	21,570	31,156
Accumulated deficit	(267,939)	(266,238)
Accumulated other comprehensive loss	(904)	(951)
Treasury stock, at cost (4,167 shares)	(75)	(75)
Total stockholders’ deficit	(13,168)	(17,146)
Total liabilities and stockholders’ deficit	$2,866	$7,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Net product sales	$—	$34	$583	$35
Licensing and other revenue	871	241	7,131	702
Total revenue	871	275	7,714	737
Costs and expenses:
Costs of goods sold	—	51	396	411
Selling, general and administrative	852	1,977	3,667	5,413
Research and development	1,104	2,617	3,363	6,292
Total costs and expenses	1,956	4,645	7,426	12,116
Income (loss) from operations	(1,085)	(4,370)	288	(11,379)
Other income (expense):
Interest income	—	4	3	10
Foreign exchange gain (loss)	207	(621)	(57)	38
Warrant amendment expense	—	—	(936)	—
Interest expense (see Note 3)	(254)	(409)	(997)	(870)
Other expense, net	(47)	(1,026)	(1,987)	(822)
Loss before income taxes	(1,132)	(5,396)	(1,699)	(12,201)
Income tax expense	—	(1)	(2)	(4)
Net loss	$(1,132)	$(5,397)	$(1,701)	$(12,205)
Deemed dividends on convertible preferred stock	(1,624)	—	(3,550)	—
Loss attributable to common stockholders	$(2,756)	$(5,397)	$(5,251)	$(12,205)

Basic and diluted loss per common share	$(0.03)	$(0.08)	$(0.06)	$(0.18)

Weighted average common shares outstanding	84,618,394	71,003,667	81,826,154	67,406,765

Net loss	$(1,132)	$(5,397)	$(1,701)	$(12,205)
Other comprehensive income (loss), net of income tax expense:
Foreign currency translation adjustments	(210)	616	47	(83)
Other comprehensive income (loss), net of $0 income tax expense	(210)	(616)	47	(83)
Comprehensive loss	$(1,342)	$(4,781)	$(1,654)	$(12,288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Stock	Deficit

Balance at December 31, 2011	—	$—	—	$—	71,007,834	$7	$218,955	$31,156	$(266,238)	$(951)	$(75)	$(17,146)
Net loss	—	—	—	—	—	—	—	—	(1,701)	—	—	(1,701)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	47	—	47
Issuance of Series A convertible preferred stock and warrants, net of issuance costs	2,000	—	—	—	—	—	1,268	575	—	—	—	1,843
Issuance of Series B convertible preferred stock and warrants, net of issuance costs	—	—	1,065	—	—	—	678	312	—	—	—	990
Beneficial conversion feature related to Series A convertible preferred stock	—	—	—	—	—	—	1,578	—	—	—	—	1,578
Beneficial conversion feature related to Series A convertible preferred stock	—	—	—	—	—	—	(1,578)	—	—	—	—	(1,578)
Beneficial conversion feature related to Series B convertible preferred stock	—	—	—	—	—	—	1,972	—	—	—	—	1,972
Beneficial conversion feature related to Series B convertible preferred stock	—	—	—	—	—	—	(1,972)	—	—	—	—	(1,972)
Conversion of Series A convertible preferred stock	(1,764)	—	—	—	8,820,000	1	(1)	—	—	—	—	—
Warrant amendment expense	—	—	—	—	—	—	936	—	—	—	—	936
Issuance of restricted common stock, net	—	—	—	—	319,816	—	—	—	—	—	—	—
Exercise/expiration of warrants	—	—	—	—	12,076,893	1	11,941	(10,473)	—	—	—	1,469
Amortization of deferred stock compensation	—	—	—	—	—	—	394	—	—	—	—	394
Balance at September 30, 2012	236	$—	1,065	$—	92,224,543	$9	$234,171	$21,570	$(267,939)	$(904)	$(75)	$(13,168)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,701)	$(12,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	96
Foreign exchange (gain) loss	57	(38)
Stock-based compensation expense	394	753
Excess inventory expense	—	361
Warrant amendment expense	936	—
Amortization and write-off of deferred financing costs and discount on loans	408	762
Changes in operating assets and liabilities:
Increase in accounts receivable	(226)	—
Decrease (increase) in inventory	354	(1)
Decrease (increase) in prepaid expenses and other current assets	157	(39)
Decrease in accounts payable	(252)	(192)
Increase in accrued research contract costs	656	768
Increase in other accrued liabilities	213	522
Recognition of deferred revenue	(5,066)	(668)
Decrease in other liabilities	(168)	(204)
Net cash used in operating activities	(4,189)	(10,085)
Cash flows from investing activities:
Establishment of restricted cash in connection with senior secured term loan	(1,107)	—
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	—	118
Proceeds from sale of property and equipment	—	5
Purchases of property and equipment	—	(12)
Net cash (used in) provided by investing activities	(1,107)	111
Cash flows from financing activities:
Proceeds from exercise of warrants	1,541	—
Proceeds from issuance of preferred stock and warrants, net of issuance costs	2,833	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	10,872
Proceeds from loans and warrants	—	8,600
Deferred financing costs	—	(273)
Repayment of loans	(4,314)	(1,043)
Net cash provided by financing activities	60	18,156
Effect of exchange rate changes on cash and cash equivalents	(11)	(1)
Net (decrease) increase in cash and cash equivalents	(5,247)	8,181
Cash and cash equivalents at beginning of year	6,378	2,435
Cash and cash equivalents at end of period	$1,131	$10,616

Supplemental disclosure of cash flow information:
Cash paid for interest	$614	$394
Cash paid for income taxes	2	4
Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to common stock	1	—
Beneficial conversion feature in connection with issuance of preferred stock	3,550	—
Unpaid costs associated with issuance of preferred stock and warrants	74	—
Unpaid financing costs	301	310

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

EpiCept is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of pain and cancer. The Company’s strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies.  In November 2012, the Company entered into a definitive merger agreement with Immune Pharmaceuticals Ltd.  The transaction is anticipated to close during the first quarter of 2013 and is subject to satisfaction of certain customary closing conditions, including the approval of a majority of EpiCept shareholders.

The combined company, to be named Immune Pharmaceuticals, Inc., will be primarily focused on developing antibody therapeutics and other targeted drugs for the treatment of inflammatory diseases and cancer.  Immune’s lead product candidate, bertilimumab, is a full human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis.  Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis.

In December 2011, the Company met with the Food and Drug Administration (“FDA”) and was granted permission by the FDA to initiate immediately the Phase III clinical development of AmiKet™, a late-stage pain product candidate for the treatment of peripheral neuropathies.  Fast Track designation was granted in April 2012.  The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and address unmet medical needs.

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

The Company’s other oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with solid tumors.  In December 2010, the National Cancer Institute (“NCI”) initiated a Phase Ib/II clinical trial for crolibulinTM to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (“ATC”).  Trial enrollment has progressed to the second dosing cohort and the combination is demonstrating good tolerability.  AzixaTM, an apoptosis inducer with VDA activity licensed by the Company to Myrexis, Inc. (“Myrexis”), as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  In August 2012, Myrexis elected to terminate the license agreement resulting in the reversion of all rights and licenses granted under the license agreement back to the Company.  The Company is currently negotiating with Myrexis a license for the Myriad patents and know-how as set forth in the License Agreement.

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

2. Basis of Presentation

The Company has prepared its condensed consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and selling, general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $267.9 million as of

September 30, 2012. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable.

The Company believes that its cash and cash equivalents at September 30, 2012 of $1.1 million plus the restricted cash held with our senior secured lender of $1.1 million, will be sufficient to fund the Company’s operations and meet its debt service requirements into the first quarter of 2013.  The Company entered into a definitive merger agreement which is anticipated to close during the first quarter of 2013 and is subject to satisfaction of certain customary closing conditions.  However, as the merger may not close before the need for additional funds, the Company is considering various transactions to obtain additional cash resources to fund operations and clinical trials, including the sale or licensing of assets and the sale of equity securities. If the Company is unable to complete a transaction or otherwise obtain funding on a timely basis, it may be forced to further reduce expenses or curtail operations.

The condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of September 30, 2012 and the results of operations and cash flows for the periods ended September 30, 2012 and 2011 have been made. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

3. Summary of Significant Accounting Policies

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012 and December 31, 2011, a full valuation allowance has been applied against the Company’s net deferred tax assets because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company had no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2012 and 2011. Income tax expense for the three and nine months ended September 30, 2012 and 2011 is primarily due to minimum state and local income taxes.

Income (loss) per Share:

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding excludes shares underlying convertible preferred stock, stock options, restrictive stock and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.  Such excluded shares are summarized as follows:

	September 30,
	2012	2011

Common stock options	2,552,866	4,446,297
Restricted stock and stock units	1,830,000	319,816
Shares issuable upon conversion of preferred stock	16,262,500	—
Warrants	26,005,372	34,134,119
Total shares excluded from calculation	46,650,738	38,900,232

Interest Expense:

Interest expense consisted of the following for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in $000s)		(in $000s)

Interest expense	$(153)	$(269)	$(599)	$(520)
Amortization of debt issuance costs and discount	(101)	(140)	(398)	(350)
Interest and amortization of debt discount and expense	$(254)	$(409)	$(997)	$(870)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Restricted Cash

The Company entered into an amendment to its senior secured term loan with Midcap Financial, LLC., (“Midcap”) in August 2012.  As a result of the amendment, the Company agreed to maintain a cash balance of $1.1 million in a bank account that is subject to the security interest maintained by Midcap under the loan agreement.  The Company’s has appropriately classified this amount as restricted cash on its balance sheet.

The Company has lease agreements for the premises it occupies.  Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at September 30, 2012 and December 31, 2011. The Company failed to make certain payments on its lease agreement for the premises located in San Diego, California in 2008. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent.  The remaining balance of $0.1 million was classified as prepaid expense at December 31, 2011.  In April 2012, the Company ceased making payments on this lease and is currently in default under the lease agreement.  The $0.1 million prepaid balance was applied to unpaid rent resulting in a zero balance at September 30, 2012.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market. The Company periodically evaluates its inventories and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.

As of September 30, 2012 and December 31, 2011, inventory consists of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Raw materials	$—	$158
Work-in-process	6	202
Finished goods	—	—
Total inventory	$6	$360

Recognized as:
Inventory	$6	$57
Long-term inventory	—	303

In June 2012, the Company sold its rights to Ceplene® in Europe and certain Pacific Rim countries, along with most of the remaining Ceplene® inventory, to Meda.  As a result, the Company is maintaining only a small inventory of Ceplene® to meet its contractual obligations to MegaPharm Ltd. in Israel.  The Company expensed $0.7 million of Ceplene® inventory in 2011 as it believed such inventory would not be sold prior to reaching its product expiration date.  The portion of inventory classified as long-term at December 31, 2011 was not expected to be realized in cash or sold or consumed during the normal operating cycle of the Company.

Prepaid Expenses and Other Current Assets:

As of September 30, 2012 and December 31, 2011, prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Prepaid expenses	$33	$150
Prepaid insurance	107	84
Other	6	68
Total prepaid expenses and other current assets	$146	$302

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

As of September 30, 2012 and December 31, 2011, property and equipment consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)

Furniture, office and laboratory equipment	$1,002	$1,002
Leasehold improvements	763	763
	1,765	1,765
Less accumulated depreciation	(1,693)	(1,645)
	$72	$120

Depreciation expense was approximately $13,000 and $32,000 for the three months ended September 30, 2012 and 2011, respectively.  Depreciation expense was approximately $49,000 and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Deferred Financing Cost

Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing.  As of September 30, 2012 and December 31, 2011, deferred financing costs were approximately $0.1 million and $0.3 million, respectively. Amortization expense was $0.1 million for each of the three months ended September 30, 2012 and 2011.  Amortization expense was $0.4 million for each of the nine months ended September 30, 2012 and 2011, respectively.

Beneficial Conversion Feature of Certain Instruments

The convertible feature of certain financial instruments provide for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature (“BCF”). Pursuant to ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), the estimated fair value of the BCF is recorded as a dividend if it is related to preferred stock. Our Series A 0% Convertible Preferred Stock and Series B 0% Convertible Preferred Stock are each immediately convertible and contain a BCF.  Therefore, we initially recorded a BCF of approximately $1.9 million as a deemed dividend for the nine months ended September 30, 2012.  As the result of the Reset Offer in September 2012, we recorded an additional BCF of $1.6 million. (see Note 7).

Accumulated Other Comprehensive Loss

The Company’s only element of accumulated other comprehensive loss was foreign currency translation adjustments of ($0.9) million and ($1.0) million at September 30, 2012 and December 31, 2011, respectively.

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

The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
	(in millions)
Non-convertible loans	4.1	4.0	8.4	8.3

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

The Company sold all of its rights to Ceplene® in the territories previously licensed to Meda for $2.0 million in June 2012.  In addition, Meda purchased a portion of the Company’s remaining Ceplene® inventory for approximately $0.6 million and Meda has assumed all of EpiCept’s ongoing responsibilities related to the manufacture and maintenance of the marketing authorization of Ceplene® in the European Union.  The Company recognized the $2.0 million payment received from Meda as revenue in June 2012.  The Company recognized $0.5 million of product revenue and $0.1 million of expense reimbursement from the sale of existing Ceplene® inventory in June 2012, since approximately $0.1 million of the amount purchased by Meda related to the Company’s purchase of Proleukin® that was previously recorded as clinical trial expense.

The Company recognized the remaining $3.8 million in deferred revenue from Meda relating to the original commercialization agreement in June 2012.  The Company recognized total revenue from the original commercialization agreement of approximately $0 and $0.1 million for the three month periods ended September 30, 2012 and 2011, respectively, and approximately $4.1 million and $0.4 million for each of the nine month periods ended September 30, 2012 and 2011, respectively.  The Company recognized revenue relating to commercial sales of Ceplene® of approximately $0 million and $34,000 for the three month periods ended September 30, 2012 and 2011, respectively, and approximately $0.6 million and $35,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

Myrexis, Inc.

In connection with its merger with Maxim Pharmaceuticals on January 4, 2006, EpiCept acquired a license agreement with Myrexis Inc. (“Myrexis”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis. Under the terms of the agreement, Maxim granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds during the Research Term (as defined in the agreement) with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology. Myrexis is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds. Maxim also granted to Myrexis a worldwide royalty bearing development and commercialization license with the right to sublicense the technology. The agreement requires that Myrexis make licensing, research and milestone payments to the Company totaling up to $27 million, of which $3.0 million was paid and recognized as revenue by Maxim prior to the merger on January 4, 2006, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay an escalating mid to high single digit percentage royalty on product sales.  The Company received a milestone payment of $1.0 million in March 2008, following dosing of the first patient in a Phase II registration sized clinical trial, which was deferred and recognized as revenue ratably over the life of the last to expire patent that expires in July 2024.

In February 2012 Myrexis suspended development activities of all its preclinical and clinical programs in oncology and autoimmune diseases, and in May 2012 the company stated that it is focused on the identification, evaluation and acquisition of appropriate commercial-stage assets. In August 2012, Myrexis elected to terminate its efforts to develop and commercialize any product under the license agreement. As a result of the termination of the license agreement, all rights and licenses granted under the license agreement by the Company to Myrexis have terminated and reverted to the Company.  The Company is currently negotiating with Myrexis for the license of the Myriad Technology as set forth in the License Agreement.  The Company therefore recognized the remaining $0.7 million in deferred revenue from Myrexis relating to the license agreement for the three and nine month periods ended September 30, 2012.  The Company recorded revenue from Myrexis of approximately $0.7 million and $15,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $0.8 million and $31,000 for the nine months ended September 30, 2012 and 2011, respectively.

DURECT Corporation (DURECT)

The Company entered into a license agreement with DURECT Corporation (“DURECT”) in December 2006, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. In September 2008, the Company amended its license agreement with DURECT.  Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the life of the last to expire patent.  The Company recorded revenue from DURECT of approximately $68,000 for each of the three months ended September 30, 2012 and 2011, and approximately $0.2 million for each of the nine months ended September 30, 2012 and 2011.

Endo Pharmaceuticals Inc. (Endo)

In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million.  The Company recorded revenue from Endo of approximately $14,000 and $10,000 for the three months ended September 30, 2012 and 2011, respectively, and $33,000 and $30,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)

Accrued professional fees	$310	$345
Accrued salaries and employee benefits	157	285
Accrued financing expenses	301	301
Other accrued liabilities	726	350
Total other accrued liabilities	$1,494	$1,281

6.                                      Notes, Loans and Financing

The Company is a party to loan agreements in the following amounts:

	September 30, 2012	December 31, 2011
	(in thousands)

July 2006 note due July 1, 2012 (1)	—	62
May 2011 senior secured term loan due May 27, 2014 (2)	4,071	8,323
Total notes and loans payable, before debt discount	4,071	8,385
Less: Debt discount	(139)	(363)
Total notes and loans payable	3,932	8,022

Notes and loans payable, current portion	$3,932	$8,022
Notes and loans payable, long-term	—	—

(1)         In July 2006, the Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note was payable in seventy-two equal installments of $11,000 per month and was fully repaid in June 2012.

(2)         In May 2011, the Company entered into a senior secured term loan in the amount of $8.6 million with Midcap Financial, LLC., (“Midcap”).  The Company had the option to borrow an additional $2.0 million from Midcap on or before December 31, 2011 upon meeting certain conditions, including the commencement of a Phase III clinical trial, which it did not exercise. The interest rate on the loan is 11.5% per year. The Company incurred approximately $0.1 million in issuance costs in connection with the loan and is required to pay a $0.3 million fee on the maturity date of the loan.  In addition, the Company issued five year common stock purchase warrants to Midcap granting them the right to purchase 1.1 million shares of the Company’s common stock at an exercise price of $0.63 per share. The basic terms of the loan required monthly payments of interest only through November 1, 2011, with 30 monthly payments of principal and interest that commenced on December 1, 2011. Any outstanding balance of the loan and accrued interest was to be repaid on May 27, 2014. In connection with the terms of the loan agreement, the Company granted Midcap a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years.  The Company recognized approximately $0.2 million and $0.1 million, respectively, of non-cash interest expense related to the accretion of the debt discount during the nine months ended September 30, 2012 and 2011.

The Company entered into a consent agreement with Midcap in June 2012 with respect to the sale of its Ceplene® asset to Meda.  As a result of entering into this consent agreement, the Company paid Midcap $0.8 million as a partial payment of principal on the loan in return for Midcap’s release of security interest in certain assets sold to Meda.

The Company entered into an amendment to the loan agreement with Midcap in August 2012.  Under the amendment, the Company agreed to make a principal prepayment of $1.2 million, which approximates the scheduled principal payments due under the loan agreement from September 1, 2012 through December 31, 2012. As a result of the prepayment, the current principal balance of the loan was reduced to $4.1 million. The next principal payment is due on January 15, 2013, and regularly scheduled monthly principal payments will re-commence February 1, 2013 until the scheduled maturity of the loan in March 2014. The Company will continue to make monthly payments of interest to Midcap as per the loan agreement.

The Company also agreed, pursuant to the amendment, to maintain a cash balance of $1.1 million in a bank account that is subject to the security interest maintained by Midcap under the loan agreement. Further, the Company committed to signing a definitive agreement, acceptable to Midcap, by November 15, 2012 with respect to a sale or partnering transaction (which the Company satisfied by entering into a definitive merger agreement with Immune Pharmaceuticals, Ltd. on November 8, 2012) and to consummate such a transaction as soon as is practical but in any event no later than January 15, 2013.

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

7. Preferred Stock

The Company has authorized 5.0 million preferred shares, of which 2,000 shares have been designated as Series A preferred stock and 1,065 shares have been designated as Series B preferred stock as of September 30, 2012.  No shares of preferred stock were issued and outstanding as of December 31, 2011.

Series A 0% Convertible Preferred Stock (“Series A Preferred”)

The Company issued 2,000 shares of Series A Preferred at a price of $1,000 per share and warrants to purchase 5.0 million shares of the Company’s common stock in February 2012 for net proceeds of approximately $1.8 million, net of $0.2 million in transactions costs.  The Shares of Series A Preferred are convertible into an aggregate of 10.0 million shares of the Company’s common stock. Each share of Series A Preferred is convertible, at the option of the holder thereof, into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) determined by dividing the stated value of such share of Series A Preferred, which is initially $1,000, by the conversion price. The initial conversion price, which is subject to adjustment as set forth in the Certificate of Designation, was $0.20. The Series A Preferred has no voting rights. Holders of Series A Preferred are entitled to receive dividends (on an as-if-converted-to-common-stock basis) equal to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. Upon any liquidation, dissolution or winding-up of the company, whether voluntary or involuntary (a liquidation) other than a Fundamental Transaction or Change of Control Transaction (as defined in the Certificate of Designation), the holders of the Series A Preferred shall be entitled to receive out of the assets an amount equal to the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the Certificate of Designation, for each share of Series A Preferred before any distribution or payment shall be made to the holders of any junior securities.

The Warrants had an initial exercise price of $0.20 per share, are immediately exercisable, and have a term of five years from the date of issuance. The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions but not as a result of future transactions at lower prices.  The Company allocated the $2.0 million in gross proceeds between the preferred stock and the warrants based on their relative fair values using the Black-Scholes option pricing model.  Approximately $0.6 million was allocated to the warrants.  The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

The convertible feature of the Series A Preferred provides for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a BCF. Pursuant to ASC 470-20, the estimated fair value of the BCF is recorded as a dividend if it is related to preferred stock. The Series A Preferred is immediately convertible and contains a BCF.  Therefore, the Company recorded a BCF of approximately $1.2 million as a deemed dividend for the nine months ended September 30, 2012.

In September 2012, the Company agreed to reduce the conversion price of the Series A Preferred, which were originally convertible at $0.20 per share to $0.08 per share.  The Company also reduced the exercise price of its outstanding common stock purchase warrants that were issued in connection with the Series A Preferred, exercisable for 5.0 million shares of common stock, from $0.20 per share to $0.10 per share.  The reduction in conversion price of the Company’s Series A Preferred and exercise price of the common stock purchase warrants resulted in an additional BCF of approximately $0.4 million being recorded as a deemed dividend for the nine months ended September 30, 2012.

As of September 30, 2012, 1,764 shares had been converted into approximately 8.8 million shares of the Company’s common stock. As a result, 236 shares remained outstanding at September 30, 2012.  If all of the Series A Preferred shares that remain outstanding are converted, an additional 3.0 million shares of common stock will be issued.

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

The convertible feature of the Series B Preferred provide also contains a BCF, which the Company recorded as a deemed dividend of approximately $0.8 million for the three and nine month periods ended September 30, 2012.

In September 2012, the Company agreed to reduce the conversion price of the Series B Preferred to $0.08 per share.  The Company also reduced the exercise price of its outstanding common stock purchase warrants that were issued in connection with the Series B Preferred, exercisable for approximately 3.1 million shares of common stock, from $0.17 per share to $0.10 per share.  The reduction in conversion price of the Series B Preferred and exercise price of the common stock purchase warrants resulted in an additional BCF of approximately $1.2 million being recorded as a deemed dividend for the three and nine month periods ended September 30, 2012.

As of September 30, 2012 all 1,065 shares remained outstanding.  If all of the Series B Preferred is converted, approximately 13.3 million shares of common stock will be issued.

8. Common Stock and Common Stock Warrants

On September 24, 2012, the Company reduced the exercise price of its outstanding common stock purchase warrants that were issued in registered direct offerings that closed on February 10, 2012 and April 2, 2012, exercisable for an aggregate of 8,132,353 shares of common stock. The exercise price for all of the warrants was reduced to $0.10 per share. The Warrants issued in February 2012 had an original exercise price of $0.20 per share, and those issued in April 2012 had an original exercise price of $0.17 per share.  All of the warrants were immediately exercised, resulting in proceeds of approximately $0.8 million as of September 30, 2012.

Effective January 9, 2012, the Company reduced the exercise price and extended the expiration date of its outstanding Series B common stock purchase warrants that were issued in a registered direct offering that closed on June 30, 2010.  The Series B warrants, which originally would have expired on the close of business on January 9, 2012, were exercisable for up to approximately 6.1 million shares of the Company’s common stock.  The exercise price was reduced from $1.64 per share to $0.20 per share subject to no further adjustment other than for stock splits and stock dividends and the expiration date was extended to the close of business on April 9, 2012.  The modification resulted in a warrant amendment expense of $0.9 million which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model.  Approximately 3.9 million warrants had been exercised for proceeds of approximately $0.7 million as of September 30, 2012.

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

The following table summarizes information about warrants outstanding at September 30, 2012:

	Expiration	Common Shares
Issued in Connection With	Date	Issuable	Exercise Price
June 2007 stock issuance	2012	889,576	8.79
October 2007 stock issuance	2013	709,745	5.64
December 2007 stock issuance	2013	555,555	4.50
March 2008 stock issuance	2013	1,011,744	2.58
2006 senior secured term loan	2013	27,968	1.17
2006 senior secured term loan	2013	325,203	1.23
June 2008 stock issuance	2013	766,667	1.17
July 2008 stock issuance	2013	33,333	1.17
August 1, 2008 stock issuance	2013	92,166	2.04
August 11, 2008 stock issuance	2013	60,409	1.89
August 11, 2008 stock issuance	2013	460,830	2.08
August 11, 2008 stock issuance	2013	86,748	2.85
February 2009 convertible debt	2014	3,703,704	3.11
February 2009 convertible debt	2013	462,963	3.87
June 2010 stock issuance	2015	4,602,273	1.64
June 2010 stock issuance	2015	306,818	1.38
November 2010 stock issuance	2015	163,935	0.76
February 2011 stock issuance	2016	3,570,000	0.75
February 2011 stock issuance	2016	446,250	1.00
March 2011 stock issuance	2016	5,307,693	0.72
March 2011 stock issuance	2016	353,847	0.81
May 2011senior secured term loan	2016	1,092,063	0.63
February 2012 stock issuance	2016	600,000	0.25
April 2012 stock issuance	2016	375,882	0.21
Total		26,005,372	$1.89

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan.  No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant.  The Company records stock-based compensation expense at fair value.  The Company’s Board of Directors granted approximately 0.1 million options to purchase common stock at an exercise price of $0.35  per shares and 0.1 million shares of restricted stock to a member of its board of directors and approximately 2.8 million restricted stock units to certain employees and directors during the nine months ended September 30, 2012.  The Company estimates that $0.3 million of stock based compensation related to 2012 restricted stock, restricted stock units and stock options granted will be recognized as compensation expense over the vesting period.

Following the departure of three former directors in August 2012, the Company agreed to extend the period during which they would be entitled to exercise certain vested stock options to purchase the Company’s common stock from three months following the effective date of their resignations to the expiration date of each option granted to each former director.  Additionally, all options and restricted stock units that were not vested on the date of their respective resignations will continue to vest.  The Company recorded compensation expense related to the modification of the exercise period and vesting period of $23,000 in the third quarter of 2012.

Following the departure of a former director in June 2011, the Company agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase the Company’s common stock from three months following the effective date of his resignation to the expiration date of each option granted to the former director.  Additionally, all options that were not vested on the date of his resignation will continue to vest.  The Company recorded compensation expense related to the modification of the exercise period and vesting period of $32,000 in the second quarter of 2011.  Additional compensation expense of $30,000 was recognized over the remaining vesting period of one year for the non-vested options.

The following table presents the total employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan included in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011. Net compensation expense is negative in the three month period ending September 30, 2012 due primarily to the departure of the Company’s CEO and the resulting reversal of compensation expense previously booked as his stock options and restricted stock units are not expected to vest.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in $000s)		(in $000s)
Selling, general and administrative	$(64)	$184	$252	$550
Research and development	55	69	142	203
Stock-based compensation expense before income taxes	(9)	253	394	753
Benefit for income taxes (1)	—	—	—	—
Net compensation expense	$(9)	$253	$394	$753

(1)      The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

Summarized information for stock option grants for the nine months ended September 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	4,418,602	$4.77	7.16	$—
Granted	100,000	0.35
Exercised	—	—
Forfeited	(1,925,704)	5.31
Expired	(40,032)	19.86
Options outstanding at September 30, 2012	2,552,866	$3.95	6.70	$—
Vested or expected to vest at September 30, 2012	2,475,337	$4.04	6.14	$—
Options exercisable at September 30, 2012	1,780,385	$5.19	6.14	$—

There were no stock option exercises during each of the nine months ended September 30, 2012 and 2011.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2012 (for outstanding options), less the applicable exercise price. The weighted average grant-date fair value of options granted for the nine months ended September 30, 2012 and 2011 was $0.35 and $0.68, respectively.

The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $0.4 million as of September 30, 2012, which will be amortized over the weighted-average remaining requisite service period of 1.37 years. Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended September 30,
	2012	2011
Expected volatility	110%	110%
Risk free interest rate	0.89%	1.93% - 2.06%
Dividend yield	—	—
Expected life	5 Years	5 Years

Restricted Stock

Restricted stock was issued to a certain non-employee member of the Company’s Board of Directors during the nine months ended September 30, 2012, which entitles the holder to receive approximately 0.1 million shares of the Company’s common stock upon achieving certain objectives within a one year vesting period.  This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term.  No restricted stock was issued during the nine months ended September 30, 2011.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors during each of the nine months ended September 30, 2012 and 2011. Typically, restricted stock units entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the vesting term, ranging from one year to four years. This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock unit grants for the nine months ended September 30, 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2011	319,816	$1.03
Granted	2,755,000	0.23
Vested	(319,816)	1.19
Forfeited	(1,000,000)	0.26
Nonvested at September 30, 2012	1,755,000	$0.24

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors on December 19, 2008, subject to stockholder approval, and was approved by the stockholders at the Company’s 2009 Annual Meeting held on June 2, 2009. The 2009 ESPP was effective on January 1, 2009 and a total of 1,000,000 shares of common stock have been reserved for sale. The 2009 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2009 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period commenced January 1, 2009 and ended on June 30, 2009.  Each subsequent offering period has had a six month duration.

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

The Company recorded an expense of $0 and $3,000 based on the estimated number of shares to be purchased for each of the nine months ended September 30, 2012 and 2011, respectively.

10. Commitments and Contingencies

Consulting Contracts and Employment Agreements

The Company has a number of research, consulting and license agreements that require it to make payments to the other party to the agreement upon the Company attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments, totaling approximately $1.7 million as of September 30, 2012 under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement.

Litigation

On November 25, 2008 plaintiffs Kenton L. Crowley and John A. Flores filed a complaint against EpiCept in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California.  The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2.  Discovery was conducted in 2010 and 2011.  The Company filed a motion for summary judgment on April 29, 2011, which was granted on January 24, 2012.  Therefore, in 2011 the Company reversed the reserve of approximately $0.2 million that was previously recorded.

On September 5, 2012, plaintiffs Kenton L. Crowley and John A. Flores filed an appeal against EpiCept in the United States District Court for the Southern District of California.  The Company filed an Answering Brief in October 2012.  The Company continues to believe this complaint is entirely without merit and that incurrence of a liability is not probable.

11. Segment Information

The Company operates as one business segment: the development and commercialization of pharmaceutical products. The Company maintains development operations in the United States and Germany.

Geographic information for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in $000s)		(in $000s)
Revenue
United States	$870	$275	$7,711	$734
Germany	1	—	3	3
	$871	$275	$7,714	$737
Net income (loss)
United States	$(1,337)	$(4,657)	$(1,232)	$(11,802)
Germany	205	(740)	(469)	(403)
	$(1,132)	$(5,397)	$(1,701)	$(12,205)

	September 30, 2012	December 31, 2011
	(in thousands)
Total Assets
United States	$2,829	$7,457
Germany	37	64
	$2,866	$7,521
Long Lived Assets, net
United States	$67	$113
Germany	5	7
	$72	$120

12. Subsequent Events

In November 2012, the Company entered into a definitive merger agreement with Immune Pharmaceuticals Ltd.  The transaction is anticipated to close during the first quarter of 2013 and is subject to satisfaction of certain customary closing conditions, including the approval of a majority of EpiCept shareholders.

The combined company, to be named Immune Pharmaceuticals, Inc., will be primarily focused on developing antibody therapeutics and other targeted drugs for the treatment of inflammatory diseases and cancer.  Immune’s lead product candidate, bertilimumab, is a full human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis.  Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis.

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

Overview

We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of pain and cancer.  Our strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies.  In November 2012, we entered into a definitive merger agreement with Immune Pharmaceuticals Ltd.  The transaction is anticipated to close during the first quarter of 2013 and is subject to satisfaction of certain customary closing conditions, including the approval of a majority of our shareholders.

The combined company, to be named Immune Pharmaceuticals, Inc., will be primarily focused on developing antibody therapeutics and other targeted drugs for the treatment of inflammatory diseases and cancer.  Immune’s lead product candidate, bertilimumab, is a full human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis.  Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis.

In December 2011, we met with the Food and Drug Administration, or FDA, and were granted permission by the FDA to initiate immediately the Phase III clinical development of AmiKetTM, a late-stage pain product candidate for the treatment of peripheral neuropathies.  Fast Track designation was granted in April 2012.  The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and address unmet medical needs.

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

Our other oncology compounds include crolibulinTM and AzixaTM.  CrolibulinTM is a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors.  In December 2010, the National Cancer Institute, or NCI, initiated a Phase Ib/II clinical trial for crolibulinTM to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer, or ATC.  Trial enrollment has progressed to the second dosing cohort and the combination is demonstrating good tolerability.  AzixaTM, an apoptosis inducer with VDA activity licensed by us to Myrexis, Inc., or Myrexis, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  In August 2012, Myrexis elected to terminate the license agreement, resulting in the reversion of all rights and licenses granted under the license agreement back to us.  We are currently negotiating with Myrexis a license for the Myriad patents and know-how as set forth in the License Agreement.

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

We have prepared our condensed consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $267.9 million as of September 30, 2012. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years.

We believe that our cash at September 30, 2012 will be sufficient to fund our operations and meet our debt service requirements into the first quarter of 2013.  We entered into a definitive merger agreement which is anticipated to close during the first quarter of 2013 and is subject to satisfaction of certain customary closing conditions.  However, as the merger may not close before the need for additional funds, we are considering various transactions to obtain additional cash resources to fund operations and clinical trials. If we are unable to complete a transaction or otherwise obtain funding on a timely basis, we may be forced to further reduce expenses or curtail operations.

Recent Events

In November 2012, we entered into a definitive merger agreement with Immune Pharmaceuticals Ltd.  The transaction is anticipated to close during the first quarter of 2013 and is subject to satisfaction of certain customary closing conditions, including the approval of a majority of our shareholders.

The combined company, to be named Immune Pharmaceuticals, Inc., will be primarily focused on developing antibody therapeutics and other targeted drugs for the treatment of inflammatory diseases and cancer.  Immune’s lead product candidate, bertilimumab, is a full human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis.  Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis.

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

We granted approximately 0.1 million options to purchase common stock at an exercise price of $0.35 per share and 0.1 million shares of restricted stock to a member of our board of directors and approximately 2.8 million restricted stock units to certain employees and our board of directors during the nine months ended September 30, 2012.  We granted approximately 1.4 million options to purchase common stock during the nine months ended September 30, 2011.  We estimate that $0.3 million of stock based compensation related to 2012 restricted stock, restricted stock units and stock options granted will be recognized as compensation expense over the vesting period.  Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.

Foreign Exchange Gains and Losses

We have a 100%-owned subsidiary in Germany, EpiCept GmbH, that performed certain research and development activities on our behalf pursuant to a research collaboration agreement. EpiCept GmbH has been unprofitable since its inception. Its functional currency is the euro. The process by which EpiCept GmbH’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period and balance sheet asset and liability accounts are translated at end of period exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account.  EpiCept GmbH is currently in voluntary liquidation.

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

Results of Operations

Three months ended September 30, 2012 and 2011

Revenues. We recognized revenue of approximately $0.9 million during the three months ended September 30, 2012, compared with $0.3 million during the three months ended September 30, 2011.  For each of three months ended September 30, 2012 and 2011, revenue consisted primarily of the recognition of prior upfront licensing fees and milestone payments received from our strategic alliances and royalties with respect to certain technology.  Myrexis terminated its license and collaboration agreement with us in August 2012, and as a result we recognized the remaining deferred revenue of approximately $0.7 million in the third quarter of 2012.

We recognize revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last to expire patent with Myrexis, DURECT and GNI. The current portion of deferred revenue as of September 30, 2012 of $0.3 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments received from our strategic alliances.

Cost of goods sold. Cost of goods sold was $0 and $0.1 million for the three months ended September 30, 2012 and 2011, respectively.  Cost of goods sold during the third quarter of 2011 related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.

Selling, general and administrative expense. Selling, general and administrative expense decreased by 55%, or $1.1 million, from $2.0 million for the three months ended September 30, 2011 to $0.9 million for the three months ended September 30, 2012.  The decrease was primarily attributable to a $0.4 million expense in 2011 related to a financing that was not completed, $0.2 million in lower salary and salary related expenses and $0.2 million in lower stock-based compensation.  Lower public reporting expenses of $0.1 million and lower investor relations expenses of $0.1 million also contributed to the decline.  We expect general and administrative expenses to remain at approximately current levels over the next few quarters.

Research and development expense. Research and development expense decreased by 58%, or $1.5 million, from $2.6 million for the three months ended September 30, 2011 to $1.1 million for the three months ended September 30, 2012.  The decrease was primarily attributable to $1.4 million in lower clinical trial costs for Ceplene® and lower salary and salary related expenses of $0.2 million.  During the third quarter of 2011, our clinical efforts were focused on our open label trial of Ceplene® that is intended to meet our post-approval requirements with the EMA.  We were also preparing the protocol for a confirmatory Phase III trial for Ceplene® in the U.S during the third quarter of 2011.  We expect research and development expenses to trend lower over the next few quarters as a result of the transfer of the Ceplene® post-approval trial to Meda, a reduction in staff and generally reduced clinical and regulatory activity.

Other income (expense). Our other income (expense) consisted of the following:

	Three Months Ended September 30,
	2012	2011
	(in $000s)
Other income (expense) consist of:
Interest income	$—	$4
Foreign exchange gain (loss)	207	(621)
Interest expense	(254)	(409)
Other income (expense), net	$(47)	$(1,026)

For the three months ended September 30, 2012, we recorded other expense, net of $47,000 as compared with other expense, net of $1.0 million for the three months ended September 30, 2011.  Other income (expense), net was positively impacted by a $0.8 million change in foreign exchange gain (loss).

Deemed dividends on convertible preferred stock and warrant re-pricing.  Deemed convertible preferred stock dividends amounted to $1.6 million for the three months ended September 30, 2012 relating to the reset offer on our Series A and Series B convertible preferred stock. The conversion price of the Series A and Series B convertible preferred stock and the exercise price of the warrants were reset to a discount to the current market price of our common stock, therefore an additional BCF of approximately $1.6 million was recorded as a deemed dividend in accordance with ASC 470-20.

Nine months ended September 30, 2012 and 2011

Revenues. We recognized revenue of approximately $7.7 million during the nine months ended September 30, 2012, compared with $0.7 million during the nine months ended September 30, 2011.  For each of the nine month periods ended September 30, 2012 and 2011, revenue consisted primarily of the recognition of prior upfront licensing fees and milestone payments received from our strategic alliances, royalties with respect to certain technology, and product revenues from the sales of Ceplene® to Meda.  Myrexis terminated its license and collaboration agreement with us in August 2012, and as a result we recognized the remaining deferred revenue of approximately $0.7 million in the third quarter of 2012. We terminated our commercialization agreement with Meda in June 2012, and as a result recognized the remaining deferred revenue of approximately $3.8 million in the second quarter of 2012.  We also simultaneously sold the rights to Ceplene® under the original agreement to Meda for $2.0 million.  In addition, Meda purchased approximately $0.6 million of Ceplene® commercial and clinical supply and our supply of Proleukin® for use in the Ceplene® post-approval trial.  We recognized the $2.0 million payment received from Meda as revenue during the nine months ended September 30, 2012.  We recognized $0.5 million of product revenue from the sale of Ceplene® inventory and $0.1 million expense reimbursement from the sale of Proleukin®.  We recognized total revenue from the original commercialization agreement of approximately $4.1 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.  We recognized revenue relating to commercial sales of Ceplene® of approximately $0.6 million and $35,000 for the nine months ended September

30, 2012 and 2011, respectively.  We recognized revenue of $26,000 and $34,000 for the nine months ended September 30, 2012 and 2011, respectively, from royalties with respect to acquired Maxim technology.

Cost of goods sold. Cost of goods sold was $0.4 million for each of the nine months ended September 30, 2012 and 2011.  Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.  During the first nine months of 2011, we expensed $0.4 million of Ceplene® inventory as we believed such inventory would not be sold prior to reaching its product expiration date.

Selling, general and administrative expense. Selling, general and administrative expense decreased by 31%, or $1.7 million, from $5.4 million for the nine months ended September 30, 2011 to $3.7 million for the nine months ended September 30, 2012.  The decrease was primarily attributable to lower salary and salary related expenses of $0.5 million, a $0.4 million expense in 2011 related to a financing that was not completed and $0.4 million in lower legal expenses, which included a legal reserve that was established in 2011 to cover potential liability with respect to a complaint that was filed against us and was later reversed.  Lower stock-based compensation of $0.3 million, lower public reporting expenses of $0.2 million and lower investor relations expenses of $0.2 million also contributed to the decline, which was partially offset by a $0.1 million increase in consulting fees and a $0.1 million increase in director fees and expenses.

Research and development expense. Research and development expense decreased by 46%, or $2.9 million, from $6.3 million for the nine months ended September 30, 2011 to $3.4 million for the nine months ended September 30, 2012.  The decrease was primarily attributable to $2.4 million in lower clinical trial and consulting costs for Ceplene®, lower salary and salary related expenses of $0.3 million and $0.1 million in lower patent expenses.  Our clinical efforts were focused on our open label trial of Ceplene® that is intended to meet our post-approval requirements with the EMA during the first nine months of 2012 and 2011.  We were also preparing the protocol for a confirmatory Phase III trial for Ceplene® in the U.S during the first nine months of 2011.

Other income (expense). Our other income (expense) consisted of the following:

	Nine Months Ended September 30,
	2012	2011
	(in $000s)
Other income (expense) consist of:
Interest income	$3	$10
Foreign exchange (loss) gain	(57)	38
Warrant amendment expense	(936)	—
Interest expense	(997)	(870)
Other income (expense), net	$(1,987)	$(822)

For the nine months ended September 30, 2012, we recorded other expense, net of $2.0 million as compared with other expense, net of $0.8 million for the nine months ended September 30, 2011.  Other income (expense), net was negatively impacted by a $0.1 million change in foreign exchange (loss) gain, warrant amendment expense of $0.9 million, and higher interest expense of $0.1 million related to our senior secured term loan that we entered into in May 2011.

As a result of the amendment to our Series B Common Stock Purchase Warrant dated June 25, 2010, we agreed to extend the period during which investors would be entitled to exercise warrants to purchase our common stock from January 9, 2012 to April 9, 2012 (three months following the original termination date). Approximately 6.1 million warrants were originally issued in connection with a common stock and warrant transaction entered into on June 28, 2010.  As a result of the amendment to the warrant agreements, the fair value of the warrants was recalculated using the Black-Scholes option pricing model immediately before and after the date of modification.  The resulting difference in fair value of approximately $0.9 million on the date of modification was recorded as a warrant amendment expense for the nine months ended September 30, 2012.  Approximately 3.9 million warrants were exercised as of September 30, 2012.  No warrant amendment expense was recorded during the nine months ended September 30, 2011.

Deemed dividends on convertible preferred stock and warrant re-pricing.  Deemed convertible preferred stock dividends amounted to $1.9 million for the nine months ended September 30, 2012 relating to our Series A and Series B Preferred Stock. Our Series A and Series B Preferred Stock were both issued at a discount to the current market price of our common stock, and warrants were issued to purchase 5.0 million shares and 3.1 million shares, respectively, of our common stock.  Therefore a BCF of approximately $1.9 million was recorded as a deemed dividend in accordance with ASC 470-20.  In September 2012, the conversion price of the Series A and Series B Preferred Stock and the exercise price of the warrants were reset to a discount to the current market price of our common stock, therefore an additional BCF of approximately $1.6 million was recorded as a deemed dividend in accordance with ASC 470-20.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any significant revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $267.9 million as of September 30, 2012, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to generate sufficient revenue from the sale of Ceplene® or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position on September 30, 2012 and December 31, 2011.

	September 30,	December 31,
	2012	2011
	(in thousands)
Working capital (deficit)	$(5,583)	$(5,500)
Cash and cash equivalents	1,131	6,378
Notes and loans payable, current portion	3,932	8,022

Working Capital

We had a working capital deficit of $5.6 million at September 30, 2012, consisting of current assets of $2.7 million and current liabilities of $8.3 million. This represents a negative change in working capital of approximately $0.1 million from a working capital deficit of $5.5 million at December 31, 2011, which consisted of current assets of $6.7 million and current liabilities of $12.2 million. We funded our working capital and the cash portion of our 2012 operating loss with the cash proceeds from our May 2011 senior secured term loan, our February 2012 financing, April 2012 financing, the sale of the rights to Ceplene® to Meda and the reset offer of our Series A and Series B Preferred Stock and warrants.

Cash and Cash Equivalents

Our cash and cash equivalents totaled $1.1 million at September 30, 2012. Cash and cash equivalents totaled $6.4 million at December 31, 2011.  Our cash and cash equivalents consist primarily of an interest bearing money market account.  We reduced the conversion price of our Series A and Series B Preferred Stock and the exercise price of 8.1 million warrants granted in these two transactions, resulting in the immediate exercise of all warrants for proceeds of approximately $0.8 million for the nine months ended September 30, 2012.  We reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 in January 2012.  A total of 3.9 million warrants were exercised for proceeds of $0.7 million for the nine months ended September 30, 2012.  We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A 0% Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our common stock.  The shares of Series A Preferred Stock were originally convertible into an aggregate of 10.0 million shares of our common stock.  A total of 1,764 shares of Series A Preferred Stock were converted into approximately 8.8 million shares of our common stock as of September 30, 2012.  As a result of the reduction in the conversion price of the Series A Preferred Stock, the remaining 236 shares of Series A Preferred Stock are convertible into approximately 3.0 million shares of our common stock as of September 30, 2012.  We received $1.0 million cash, net of $0.1 million in transaction costs, in April 2012 from the issuance of 1,065 shares of our Series B Preferred Stock, at a price of $1,000 per share, and warrants to purchase 3.1 million shares of our common stock.  The Shares of Series B Preferred Stock were originally convertible into an aggregate of 6.3 million shares of our common stock.  As a result of the reduction in the conversion price of the Series B Preferred Stock in September 2012, the remaining 1,065 shares of Series B Preferred Stock are convertible into approximately 13.3 million shares of our common stock as of September 30, 2012.  We also sold the rights to Ceplene® under the original agreement to Meda for $2.0 million.  In addition, Meda purchased approximately $0.6 million of Ceplene® commercial and clinical supply and our supply of Proleukin® for use in the Ceplene® post-approval trial.

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

Current and Future Liquidity Position

We raised gross proceeds of $4.7 million, $4.4 million net of $0.3 million in transaction costs during the first nine months of 2012.  We had approximately $1.1 million in cash and cash equivalents at September 30, 2012.  Our anticipated average monthly cash operating expense for the remainder of 2012 is approximately $0.4 million.  In addition, our lender has restricted $1.1 million of our cash and we are required to make monthly interest and principal payments on our senior secured term loan in the amount of approximately $0.3 million beginning January 15, 2013.  We believe that our cash is sufficient to fund operations into the first quarter of 2013.  We entered into a definitive merger agreement which is anticipated to close during the first quarter of 2013 and is subject to satisfaction of certain customary closing conditions.  However, as the merger may not close before the need for additional funds, we are considering various transactions to obtain additional cash resources to fund operations and clinical trials, including the sale or licensing of assets and the sale of equity securities.  If we are unable to complete a transaction or otherwise obtain funding on a timely basis, we may be forced to further reduce expenses or curtail operations.

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

We cannot be certain that additional funding will be available upon acceptable terms, or at all. Should we raise additional capital by issuing equity securities, our then-existing stockholders will likely experience further significant dilution. Our sales of equity have generally included the issuance of warrants, and if these warrants are exercised in the future, stockholders may experience significant additional dilution. We may not be able to raise additional capital through the sale of our securities which would severely limit our ability to fund our operations. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. Given our available cash resources, existing indebtedness and results of operations, obtaining debt financing may not be possible. To the extent that we raise additional capital through collaboration and licensing arrangements, it may be necessary for us to relinquish valuable rights to our product candidates that we might otherwise seek to develop or commercialize independently.

Operating Activities

Net cash used in operating activities for the first nine months of 2012 was $4.2 million as compared to $10.1 million in the first nine months of 2011.  Cash was primarily used to fund our net loss for the first nine months of 2012 resulting from research and development, general, administrative and other expenses. Accounts payable and accrued expenses increased by approximately $0.6 million primarily as a result of a $0.5 million license fee payable and deferred revenue decreased by $5.1 million to account for the portion of the deferred revenue received from our licensing partners that was recognized as revenue during the first nine months of 2012.  The 2012 net loss was partially offset by non-cash charges of $0.9 million of warrant amendment expense, $0.4 million of stock-based compensation, $0.1 million in foreign exchange losses and $0.4 million in amortization of deferred financings costs and discount on loans.  The 2012 net loss was also partially funded by a $0.4 million decrease in inventory resulting from the sale of most of our Ceplene® inventory to Meda.

In the nine months ended September 30, 2011, net cash used in operating activities was impacted by a decrease in deferred revenue of $0.7 million to account for the portion of the deferred revenue received from our licensing partners that was recognized as revenue.  The 2011 net loss was partially offset by a non-cash charge of $0.8 million for stock-based compensation and $0.8 million in amortization of deferred financing costs and discount on loans.  The 2011 net loss was also partially offset by a $0.4 million expense for excess inventory of Ceplene® that we believe will not be sold prior to reaching its product expiration date.  Accounts payable and accrued expenses increased by approximately $1.1 million primarily related to clinical expenses and a license fee, favorably impacting our operating cash flows.

Investing Activities

Net cash used in investing activities for the first nine months of 2012 was $1.1 million compared with net cash provided by investing activities of $0.1 million for the first nine months of 2011.  Net cash used in investing activities for the first nine months of 2012 consisted of the establishment of $1.1 million of restricted cash as part of the first amendment to our senior secured term loan.  Net cash provided by investing activities for the first six months of 2011 consisted of the release of $0.1 million of restricted cash to pay interest on the convertible notes.

Financing Activities

Net cash provided by financing activities for the first nine months of 2012 was $0.1 million compared to net cash provided by financing activities of $18.2 million for the first nine months of 2011.  We reduced the conversion price of our Series A and Series B Preferred Stock and the exercise price of 8.1 million warrants granted in these two transactions, resulting in the immediate exercise of all warrants for proceeds of approximately $0.8 million for the nine months ending September 30, 2012.  We reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 in January 2012.  A total of 3.9 million warrants had been exercised for proceeds of $0.7 million as of September 30, 2012.  We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our common stock.  The shares of Series A Preferred Stock were originally convertible into an aggregate of 10.0 million shares of our common stock.  A total of 1,764 shares of Series A Preferred Stock had been converted into approximately 8.8 million shares of our common stock as of September 30, 2012.  As a result of the reduction in the conversion price of the Series A Preferred Stock, the remaining 236 shares are convertible into approximately 3.0 million shares of our common stock as of September 30, 2012. We also received $1.0 million cash, net of $0.1 million in transaction costs, in April 2012 from the issuance of 1,065 shares of our Series B Preferred Stock, at a price of $1,000 per share, and warrants to purchase approximately 3.1 million shares of our common stock.  The shares of Series B Preferred Stock were originally convertible into an aggregate of 6.3 million shares of our common stock.  As a result of the reduction in the conversion price of the Series B Preferred Stock in September 2012, the remaining 1,065 shares are convertible into approximately 13.3 million shares of our common stock as of September 30, 2012.

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

Contractual Obligations

The annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows as of September 30, 2012, (in thousands of U.S. dollars, using exchange rates where applicable in effect as of September 30, 2012):

	Less than 1 Year	1 — 3 Years	3 — 5 Years	More than 5 Years	Total
Long-term debt	$2,497	$1,574	$—	$—	$4,071
Interest expense	378	27	—	—	405
Operating leases	937	119	—	—	1,056
Other obligations	500	1,150	—	—	1,650
Total	$4,312	$2,870	$—	$—	$7,182

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

We entered into an amendment to the loan agreement with Midcap in August 2012.  Under the amendment, we agreed to make a principal prepayment of $1.2 million, which approximates the scheduled principal payments due under the loan agreement from September 1, 2012 through December 31, 2012. As a result of the prepayment, the current principal balance of the loan was reduced to $4.1 million. The next principal payment is due on January 15, 2013, and regularly scheduled monthly principal payments will re-commence February 1, 2013 until the scheduled maturity of the loan in March 2014. We will continue to make monthly payments of interest to Midcap as per the loan agreement.

We also agreed, pursuant to the amendment, to maintain a cash balance of $1.1 million in a bank account that is subject to the security interest maintained by Midcap under the loan agreement. Further, we committed to signing a definitive agreement, acceptable to Midcap, by November 15, 2012 with respect to a sale or partnering transaction (which the Company satisfied by entering into a definitive merger agreement with Immune Pharmaceuticals, Ltd. on November 8, 2012) and to consummate such a transaction as soon as is practical but in any event no later than January 15, 2013.

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

We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. We may be required to make future milestone payments, totaling approximately $1.7 million as of September 30, 2012, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”

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

Item 4. Controls and Procedures.

Our Interim Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had approximately $1.1 million in cash and cash equivalents as of September 30, 2012.  Our anticipated average monthly cash operating expenses in 2012 is approximately $0.4 million.  We believe that our cash is sufficient to fund operations into the first quarter of 2013.  We are considering other financing opportunities to obtain additional cash resources to fund operations and for clinical trials, including the sale or licensing of assets and the sale of equity securities.  If we are unable to complete a transaction or otherwise obtain funding on a timely basis, we may be forced to further reduce expenses or curtail operations.

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

3.4	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 18, 2010).

3.5	Certificate of Designation of Series A 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 9, 2012).

3.6	Amendment to Certificate of Designation of Series A 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed October 2, 2012).

3.7	Certificate of Designation of Series B 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed April 3, 2012).

3.8	Amendment to Certificate of Designation of Series B 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to EpiCept Corporation’s Current Report on Form 8-K filed October 2, 2012).

10.1

First Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated August 27, 2012 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed August 31, 2012).

10.2	Reset Offer agreement, dated September 24, 2012 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed September 27, 2012).

10.3	Placement Agent Agreement, dated September 24, 2012 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed September 27, 2012).

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from EpiCept Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012, and September 30, 2011 (iii) Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, and September 30, 2011, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation

November 14, 2012	By:	/s/ Robert W. Cook
Robert W. Cook
Interim Chief Executive Officer and
Chief Financial Officer