Form 10-K
period 2012-12-31
EPICEPT CORP
filed 2013-03-05
CIK 1208261

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012	Commission File No. 000-51290

EpiCept Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $10,506,091.

As of February 28, 2013, the registrant had 112,215,568 shares of its common stock, par value $.0001 per share, outstanding.

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

These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among others:

•       the risk that we may be unable to complete the proposed merger transaction with Immune Pharmaceuticals;

•       the risks associated with the adequacy of our existing cash resources and our ability to continue as a going concern;

•       the risks associated with our ability to continue to meet our obligations under our existing debt agreements;

•       the risk that clinical trials for AmiKetTM or crolibulinTM will not be successful;

•      the risk that AmiKetTM, Azixa™ or crolibulinTM will not receive regulatory approval or achieve significant commercial success;

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

ITEM 1. BUSINESS

We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain.  Our strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies.  In November 2012, we entered into a definitive merger agreement with Immune Pharmaceuticals Ltd.  The transaction is anticipated to close during the first half of 2013 and is subject to satisfaction of certain customary closing conditions, including the approval of a majority of our shareholders.

The combined entity, to be named Immune Pharmaceuticals, Inc., will be primarily focused on developing antibody therapeutics and other targeted drugs for the treatment of inflammatory diseases and cancer.  Immune’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis.    Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis. Based on amendment no. 2 to the merger agreement with Immune dated February 11, 2013, the values for EpiCept and Immune are estimated to be $14 million and $61 million, respectively, for an assumed combined company valuation of approximately $75 million.  The following results of operations and discussion of business is of EpiCept only and does not represent the combined entity.

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

Our oncology compounds include crolibulinTM and Azixa®.  CrolibulinTM is a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors.  Azixa®, an apoptosis inducer with VDA activity licensed by us to Myrexis, Inc., or Myrexis, as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  Ceplene®, when used concomitantly with low-dose interleukin-2, or IL-2, is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission.

Product Portfolio

The following table illustrates the depth of our product pipeline at December 31, 2012:

Product Candidate	Indication	Strategic Partner	Status
AmiKetTM	Neuropathic Pain CIPN, PHN, DPN	n/a	Phase II completed; seeking partner
Azixa®	Brain Cancer	n/a	Phase II; seeking partner
CrolibulinTM	Solid Tumors	n/a	Phase I completed

AmiKetTM

AmiKetTM is a prescription topical analgesic cream containing a patented formulation of two FDA-approved drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an NMDA antagonist that is used as an intravenous anesthetic. AmiKetTM is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies.  Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system which includes nerves that run from the brain and spinal cord to the rest of the body.  Since each of these ingredients has been shown to have significant analgesic effects and because NMDA (N-methyl-D-aspartic acid) antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe the combination is a good candidate for the development of a new class of analgesics. We believe that AmiKetTM can be used effectively in conjunction with orally delivered analgesics, such as gabapentin.

AmiKetTM is an odorless, white vanishing cream that is applied twice daily and is quickly absorbed into the applied area. We believe the topical delivery of its patented combination represents a fundamentally new approach for the treatment of pain associated with peripheral neuropathy. In addition, we believe that the topical delivery of our product candidate will significantly reduce the risk of adverse side effects and drug to drug interactions associated with the systemic delivery of the active ingredients. The results of our clinical trials to date have demonstrated the safety of the cream for use for up to one year and a potent analgesic effect in subjects with chemotherapy-induced peripheral neuropathy, or CIPN, diabetic peripheral neuropathy, or DPN and post-herpetic neuralgia.

In December 2011, we met with the FDA and were granted permission by the FDA to initiate immediately the Phase III clinical development of  AmiKetTM in the treatment of CIPN.  Fast Track designation was granted to us in April 2012. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and address unmet medical needs.

There are no plans to initiate the Phase III program for AmiKet until we are able to secure the funding necessary to complete such a program.  The Phase III program is anticipated to take approximately two years and, if successful, may lead to an NDA filing.

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

In December 2010, the National Cancer Institute, or NCI, initiated a Phase Ib/II trial with crolibulinTMto assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer, or ATC. The Phase Ib/II trial consists of two stages. The primary objective of the first stage is to assess the safety and tolerability of cisplatin and crolibulinTM given in 21-day treatment cycles. The study will assess the toxicities of crolibulinTM co-administered with cisplatin, evaluate dose-limiting toxicities, or DLTs, and determine the maximum tolerated dose, or MTD for the combination. Enrollment in the first stage of the trial has been completed and top line data is anticipated to be reported in the first half of 2013.  The primary objective in the second stage of the trial will be to compare the combination of crolibulinTM and cisplatin against cisplatin alone in adult ATC patients by assessing the duration of progression-free survival, or PFS. An important secondary objective is the comparison of the response rates evaluated by Response Evaluation Criteria in Solid Tumors, or RECIST. Up to 70 patients are planned to be enrolled in the trial which is expected to commence later this year.

In October 2007, we completed a Phase I clinical trial for crolibulinTM.  We successfully identified the MTD of crolibulinTM in the Phase I study.  The MTD was below the dose which produced the expected toxicity based on preclinical studies at higher doses.  CrolibulinTM was administered as a single agent in increasing doses to small cohorts of patients with advanced solid tumors. A total of seventeen patients were enrolled in the study. The drug was tested in a variety of cancer types including melanoma, prostate, lung, breast, colon, and pancreatic cancers. The study, which was initiated in December 2006, was conducted at three cancer centers in the U.S.

Azixa™

Azixa® is a novel small molecule VDA and apoptosis inducer discovered internally and licensed to Myrexis Inc. for clinical development.  It is a lipophilic compound that collects in the brain at significant concentrations.  Azixa® demonstrated a broad range of anti-tumor activities against many tumor types in various animal models as well as activity against different types of multi-drug resistant cell lines. In March 2007, Myrexis initiated two Phase II clinical trials for Azixa® in patients with primary brain cancer and in patients with melanoma that has spread to the brain.  The trials were designed to assess the safety profile of Azixa® and the extent to which it can improve the overall survival of these patients.

In August 2012, Myrexis elected to terminate the license agreement, resulting in the reversion of all rights and licenses granted under the license agreement back to us.  In January 2013, we negotiated with Myrexis to license the Myriad patents and know-how as set forth in the License Agreement.  Under the agreement, we will be responsible for paying milestone payments and royalties to Myrexis if we decide to further develop Azixa® ourselves, or to share in milestones and royalties we receive from a partner in the event we out-license the drug candidate to a third party who successfully completes product development and obtains marketing approval.  We have no plans to pursue further development of Azixa® on our own.

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

Our Strategic Alliances

Meda AB

In January 2010, we entered into an exclusive commercialization agreement for Ceplene® with Meda AB, a leading international specialty pharmaceutical company based in Stockholm, Sweden.  Under the terms of the agreement, we granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia.  Pursuant to the terms of the agreement, we received a $3 million fee on signing and an additional $2 million milestone payment in May 2010 upon the first commercial sale of Ceplene® in a major European market.  We sold all of our rights to Ceplene® in the territories previously licensed to Meda for $2.0 million in June 2012.  In addition, Meda purchased a portion of our remaining Ceplene® inventory for approximately $0.6 million and Meda has assumed all of our ongoing responsibilities related to the manufacture and maintenance of the marketing authorization of Ceplene® in the European Union.

Myrexis, Inc.

We licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis in 2003, including Azixa™. Under the terms of the agreement, we granted to Myrexis a research license to develop and commercialize any drug candidates from the series of compounds with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology.  In August 2012, Myrexis elected to terminate the license agreement, resulting in the reversion of all rights and licenses granted under the license agreement back to us.  In January 2013, we negotiated with Myrexis to license the Myriad patents and know-how as set forth in the License Agreement.  Under the agreement, we will be responsible for paying milestone payments and royalties to Myrexis if we decide to further develop Azixa® ourselves, or to share in milestones and royalties we receive from a partner in the event we out-license the drug candidate to a third party who successfully completes product development and obtains marketing approval.  We have no plans to pursue further development of Azixa® on our own.

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

Manufacturing

We currently outsource all of our manufacturing activities. We believe that this strategy enables us to direct operational and financial resources to the development of our product candidates rather than diverting resources to establishing a manufacturing infrastructure.  We have entered into arrangements with qualified third parties for the formulation and manufacture of our clinical supplies. We may enter into additional written supply agreements in the future. We generally purchase our supplies from current suppliers pursuant to purchase orders. We believe that in most cases there are several manufacturing sources available to us, including our current manufacturers, which can meet our commercial supply requirements on commercially reasonable terms. We will continue to look for and secure the appropriate manufacturing capabilities and capacity to ensure commercial supply at the appropriate time.

Sales and Marketing

We currently have no capabilities to market and sell any of our product candidates in the event they receive marketing approval in the U.S. or any foreign market.  We intend to make decisions regarding internal sales and marketing of our product candidates on a product-by-product and country-by-country basis.

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

Azixa®— The intellectual property protection regarding this compound is covered by 14 issued U.S. and international patents , with the latest one expiring in July 2029.

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

Epitome/Dalhousie

In July 2007, we entered into a direct license agreement with Dalhousie University under which we were granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia. These and other patents cover the combination treatment consisting of amitriptyline and ketamine in AmiKetTM.  This technology has been incorporated into AmiKetTM.

We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. We are obligated to make payments to Dalhousie totaling $0.9 million, of which $0.2 million has been paid, upon achievement of specified milestones and to pay single-digit royalties based on annual net sales derived from the products incorporating the licensed technology. We are obligated to pay Dalhousie an annual maintenance fee of $0.5 million until the license agreement expires or is terminated, or an NDA for AmiKetTM is filed with the FDA, otherwise Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent.  We incurred a maintenance fee of $0.5 million with Dalhousie during each of the years 2012 and 2011, respectively.  These payments were expensed to research and development.  We are currently negotiating certain amendments to the license agreement based on our pending merger with Immune Pharmaceuticals, Ltd.

Hellstrand

In October 1999, we entered into a royalty agreement with Dr. Kristoffer Hellstrand under which we have an exclusive license to certain patents for Ceplene® configured for the systemic treatment of cancer, infectious diseases, autoimmune diseases and other medical conditions. Under this agreement, we paid Dr. Hellstrand $1.0 million in 1999. In November 2009 we expanded our collaboration with Dr. Hellstrand by concluding a new agreement in which we acquired rights to develop certain new compounds.  As compensation for this agreement and for providing certain ongoing consulting services, we awarded Dr. Hellstrand options to purchase 50,000 shares of our common stock and agreed to pay a monthly consulting fee.  In November 2011, we terminated the November 2009 collaboration agreement with Dr. Hellstrand.  We paid Dr. Hellstrand royalties based on net sales of Ceplene® of inconsequential amounts in 2012 and 2011.

Shire Biochem

In March 2004 and as amended in January 2005, we entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem, Inc., formerly known as BioChem Pharma, Inc., which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreements, Shire BioChem agreed to assign and/or license to us rights it owned under or shared under its oncology research program. The agreement requires that we provide Shire BioChem a portion of any sublicensing payments we receive if we relicense the series of compounds, and make milestone payments to Shire BioChem totaling up to $26 million, assuming the successful commercialization of a compound for the treatment of a cancer indication, as well as pay a royalty on product sales.  A license fee of $0.5 million that became payable to Shire BioChem as a result of the commencement of a Phase I clinical trial for crolibulinTM in December 2006, and approximately $0.2 million in accrued interest, was reversed in 2012 as we believe that this amount is not due.

Corporate Information

We were incorporated in Delaware in March 1993. We have two wholly-owned subsidiaries, EpiCept GmbH, based in Munich, Germany, which is currently in liquidation, and Maxim Pharmaceuticals, Inc., which is currently inactive. Our principal executive offices are located at 777 Old Saw Mill River Road, Tarrytown, NY, and our telephone number is (914) 606-3500. Our website address is www.epicept.com. Our website, and the information contained in our website, is not a part of this annual report.

Employees

Our workforce consists of 4 full-time employees as of February 28, 2013, one of whom is a M.D. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

Since our inception, we have made substantial investments in research and development.  We incurred research and development expenses of $3.4 million and $7.9 million during the years 2012 and 2011, respectively.  We will need to make additional investments in research and development to bring our product candidates to market.

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

We had approximately $0.2 million in cash and cash equivalents at December 31, 2012 plus restricted cash held with our senior secured lender of $0.8 million and restricted cash held by our landlord of $0.1 million.  We received $0.3 million of net cash in February 2013 from Immune through the issuance of approximately 2.3 million shares of our common stock.   Our anticipated average monthly cash operating expenses in 2013 is approximately $0.3 million.  In addition, we are required to make monthly interest and principal payments on our senior secured term loan in the amount of approximately $0.3 million.  We believe that our cash is sufficient to fund operations into the second quarter of 2013.  We entered into a definitive merger agreement which is anticipated to close during the first half of 2013 and is subject to satisfaction of certain customary closing conditions.  However, as the merger will not close before the need for additional funds, we are considering various transactions to obtain additional cash resources to fund operations and clinical trials, including the sale or licensing of assets and the sale of equity securities.  If we are unable to complete such a transaction or otherwise obtain funding on a timely basis, we may be forced to further reduce expenses or curtail operations.

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

We have incurred significant losses since our inception, and we expect that we will experience net losses and negative cash flow for the foreseeable future. Since our inception in 1993, we have incurred significant net losses in each year. Our losses have resulted principally from expenses incurred in connection with our development activities and from general and administrative expenses associated with our operations. Our net loss was $2.6 million and $15.7 million for the years ended December 31, 2012 and 2011, respectively. Our accumulated deficit was $268.8 million and $266.2 million at December 31, 2012 and 2011, respectively. We may never generate sufficient net revenue to achieve or sustain profitability.  We expect to continue to incur significant expenses over the next several years.

We may not be able to continue as a going concern.

Our recurring losses from operations, insufficient working capital resources and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and as a result our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2012, which is included herein, with respect to this uncertainty. We will need to raise additional capital to continue to operate as a going concern.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

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

The nature of clinical trials and our business strategy requires us to rely on clinical research centers and other third parties to assist us with clinical testing and certain research and development activities, such as the agreement we had with Myrexis, Inc. related to the MX90745 series of apoptosis-inducer anti-cancer compounds. As a result, our success is dependent upon the success of these third parties in performing their responsibilities. We cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by such third parties. If such contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our product candidates could be delayed. We may enter into agreements, similar to the agreement we had with Myrexis, Inc., from time to time with additional third parties for our other product candidates whereby these third parties undertake significant responsibility for research, clinical trials or other aspects of obtaining FDA approval. As a result, we may face delays if these additional third parties do not conduct clinical studies and trials, or prepare or file regulatory related documents, in a timely or competent fashion. The conduct of the clinical studies by, and the regulatory strategies of, these additional third parties, over which we have limited or no control, may delay or prevent regulatory approval of our product candidates, which would delay or limit our ability to generate revenue from product sales.

Risks Relating to Commercialization

If we fail to enter into and maintain successful strategic alliances for our product candidates, we may have to reduce or delay our product commercialization or increase our expenditures.

Our strategy for developing, manufacturing and commercializing potential product candidates in multiple therapeutic areas currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies that have product development resources and expertise, established distribution systems and direct sales forces to advance our development programs and reduce our expenditures on each development program and market any products that we may develop. We have formed a strategic alliance with DURECT for our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. We may not be able to negotiate additional strategic alliances on acceptable terms, or at all.

We have entered into collaborative arrangements with respect to marketing or selling Ceplene® in Israel. We may rely on collaborative partners to market and sell Ceplene® in other international markets.  We cannot assure you that we will be able to enter into any more such arrangements on terms favorable to us, or at all.

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

Because we expect to rely on sales and royalties generated by our product candidates, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional funding to continue our other development programs.

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

We do not currently operate manufacturing facilities for any of our product candidates. We lack the resources and the capabilities to manufacture any of our product candidates. We currently rely on one or more contract manufacturers for each product candidate to supply, store and distribute drug supplies for commercial use and for our clinical trials. Any performance failure or delay on the part of our existing manufacturers could result in lost sales or delay clinical development or regulatory approval of our product candidates and their commercialization, producing additional losses and depriving us of potential product revenues.

If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, the product will need to be manufactured in larger quantities. While Ceplene® and AmiKet™ have been manufactured on a commercial scale, our other product candidates have been manufactured in only small quantities for preclinical and clinical trials. In those cases, our third party manufacturers may not be able to successfully increase their manufacturing capacity in a timely or economical manner, or at all. We may be forced to identify alternative or additional third party manufacturers for our product candidates, which may prove difficult because the number of potential manufacturers is limited and the FDA and or other regulatory agencies must approve any replacement contractor prior to manufacturing our products. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. If we are unable to successfully increase the manufacturing capacity for a drug candidate in a timely and economical manner, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply, both of which may have an adverse effect on our business.

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

Our success is substantially dependent on our continued ability to attract, retain and motivate highly qualified management, scientific and technical personnel and our ability to develop and maintain important relationships with leading institutions, clinicians and scientists. We are highly dependent upon our key management personnel, particularly Robert W. Cook, our Interim President and Chief Executive Officer and Dr. Stephane Allard, our Chief Medical Officer.  The loss of the services of any member of senior management may significantly delay or prevent the achievement of product development, commercialization and other business objectives. Mr. Cook has entered into an employment agreement with us, however, he may decide to voluntarily terminate his employment with us. We do not maintain key-man life insurance on any of our employees.

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

Our common stock trades on the Nasdaq OMX Stockholm Exchange and the OTCQX® U.S. trading platform since September 19, 2011. Our common stock traded on The Nasdaq Capital Market from January 30, 2007 through September 18, 2011.  Our common stock traded on The Nasdaq National Market from January 5, 2006 through January 29, 2007. Our common stock did not trade on an exchange prior to January 4, 2006. Sales of substantial amounts of our common stock in the public market through equity financing or otherwise could adversely affect the prevailing market prices of the common stock and our ability to raise equity capital in the future. In particular, we have outstanding warrants to purchase approximately 25.1 million shares of our common stock as of February 28, 2013, and although most of these warrants are currently exercisable at prices that are higher than the current market price of our stock, their future exercise could have a negative impact on the market price of our common stock. These exercises or sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

We have outstanding and exercisable warrants to purchase approximately 13.4 million shares of our common stock with exercise prices ranging from $0.21 - $1.38 and warrants to purchase approximately 11.7 million shares of our common stock with exercise prices ranging from $1.64 - $5.64 as of February 28, 2013.  The market price of our common stock could decline as a result of exercises or sales by our existing warrant holders and stockholders in the market or the perception that these exercises or sales could occur.  These sales might also make it more difficult for us to sell equity securities or convertible debt securities at a time and price that we deem appropriate.  We may decide to sell new equity securities at a discount to the current market price of our common stock, which could have a negative impact on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2012 fiscal year that remain unresolved.

ITEM 2. PROPERTIES

We lease approximately 4,000 square feet located at 777 Old Saw Mill River Road, Tarrytown, NY; the lease expires in May 2013.  We currently lease approximately 23,500 rentable square feet of laboratory and office space in San Diego, California that we are attempting to sublease; the lease expires in October 2013.  Other than the leased space in San Diego that we are attempting to sublease, we believe that our existing facilities are adequate to accommodate our business needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On September 5, 2012, plaintiffs Kenton L. Crowley and John A. Flores filed an appeal against us in the United States District Court for the Southern District of California.  We filed an Answering Brief in October 2012.  We continue to believe this complaint is entirely without merit and that incurrence of a liability is not probable.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on both the Nasdaq OMX Stockholm Exchange and the OTCQX under the symbol “EPCT.” Our common stock began trading on the OTCQX on September 19, 2011; prior to that date, it was traded on The Nasdaq Capital Market. The following table sets forth the range of high and low sales prices per share for our common stock as reported on, as applicable, the OTCQX (since September 19, 2011) and The Nasdaq Capital Market (prior to September 19, 2011) during the periods indicated. Prior to January 4, 2006, all of our common stock, par value $.0001 per share, was privately held.  We have never declared or paid dividends on our common stock and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.  On February 28, 2013, there were approximately 21,000 record holders of our common stock and approximately 4,000 beneficial owners of our common stock, based upon the number of shares of common stock held in “street name”.

	Price Range
	High	Low
For Year Ended December 31, 2012
First Quarter	$0.39	$0.20
Second Quarter	0.25	0.11
Third Quarter	0.19	0.10
Fourth Quarter	0.18	0.03

	Price Range
	High	Low
For Year Ended December 31, 2011
First Quarter	$0.93	$0.57
Second Quarter	0.75	0.42
Third Quarter	0.57	0.29
Fourth Quarter	0.41	0.26

The high and low sales prices for the Common Stock during the first quarter of 2013 (through February 28, 2013) were $0.12 and $0.05 respectively. The closing price on February 28, 2013 was $0.08.

ITEM 6.     SELECTED FINANCIAL DATA

Not required.

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

Overview

We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of pain and cancer. Our strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies.  In November 2012, we entered into a definitive merger agreement with Immune Pharmaceuticals Ltd.  The transaction is anticipated to close during the first half of 2013 and is subject to satisfaction of certain customary closing conditions, including the approval of a majority of our shareholders.

The combined entity, to be named Immune Pharmaceuticals, Inc., will be primarily focused on developing antibody therapeutics and other targeted drugs for the treatment of inflammatory diseases and cancer.  Immune’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis.    Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis.  Based on amendment no. 2 to the merger agreement with Immune dated February 11, 2013, the values for EpiCept and Immune are estimated to be $14 million and $61 million, respectively, for an assumed combined company valuation of approximately $75 million.  The following results of operations and discussion of business is of EpiCept only and does not represent the combined entity.

In December 2011, we met with the Food and Drug Administration (“FDA”) and were granted permission by the FDA to initiate immediately the Phase III clinical development of AmiKet™, a late-stage pain product candidate for the treatment of peripheral neuropathies.  Fast Track designation was granted in April 2012.  The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and address unmet medical needs.

Our oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with solid tumors that is currently in a Phase Ib/II clinical trial sponsored by the National Cancer Institute (“NCI”) to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (“ATC”).  Azixa®, an apoptosis inducer with VDA activity licensed by us to Myrexis, Inc. (“Myrexis”), as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  In August 2012, Myrexis elected to terminate the license agreement resulting in the reversion of all rights and licenses granted under the license agreement back to us.  In January 2013, we negotiated with Myrexis to license the Myriad patents and know-how as set forth in the License Agreement.  Under the agreement, we will be responsible for paying milestone payments and royalties to Myrexis if we decide to further develop Azixa® ourselves, or to share in milestones and royalties we receive from a partner in the event we out-license the drug candidate to a third party who successfully completes product development and obtains marketing approval.  We have no plans to pursue further development of Azixa® on our own.

Ceplene®, when used concomitantly with low-dose interleukin-2, or IL-2, is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission.  We sold all of our rights to Ceplene® in Europe and certain Pacific Rim countries and a portion of our remaining Ceplene® inventory to Meda AB for approximately $2.6 million in June 2012.  Ceplene® is licensed to MegaPharm Ltd. to market and sell in Israel, where it is currently available on a named-patient basis.  Following Ministry of Health approval of labeling and other technical matters, Megapharm Ltd. is expected to commence the commercial launch of Ceplene® in Israel.  We have retained our rights to Ceplene® in all other countries, including countries in North and South America, but at the current time have no plans to continue development.

We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $268.8 million as of December 31, 2012. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses.

Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years.

We believe that our cash at December 31, 2012, plus $0.3 million of net cash received in February 2013 from Immune through the issuance of approximately 2.3 million shares of our common stock will be sufficient to fund our operations and meet our debt service requirements into the second quarter of 2013.  The definitive merger with Immune is anticipated to close during the first half of 2013 and is subject to satisfaction of certain customary closing conditions.  However, as the merger will not close before the need for additional funds, we will rely on Immune for such funding or seek other financing to obtain additional cash resources to fund operations. If such funding is insufficient or unavailable to us on a timely basis, we may be forced to further reduce expenses or curtail operations.

Common Stock Listing

We currently maintain our primary stock listing on the Nasdaq OMX Stockholm Exchange.  We maintain a U.S. stock listing on the OTCQX® U.S. trading platform.  Our ticker symbol is “EPCT”.  We continue to make quarterly and other regulatory filings with the Securities and Exchange Commission, or SEC.

Recent Events

All 1,065 shares of our Series B 0% convertible preferred stock were converted into approximately 13.3 million shares of our common stock in January 2013.

The remaining 236 shares of our Series A Preferred were converted into approximately 3.0 million shares of our common stock in February 2013.

We received $0.3 million cash in February 2013 from Immune through the issuance of approximately 2.3 million shares of our common stock.

License Agreements

Meda AB.  We entered into an exclusive commercialization agreement for Ceplene® with Meda AB, a leading international specialty pharmaceutical company based in Stockholm, Sweden in January 2010.  Under the terms of the agreement, we granted Meda the right to market Ceplene® in Europe and several other countries including Japan, China, and Australia.  We received a $3 million fee on signing and received an additional $2 million upon the first commercial launch of Ceplene® in a major European market.  We sold all of our rights to Ceplene® in Europe and certain Pacific Rim countries and a portion of our remaining Ceplene® inventory to Meda AB for approximately $2.6 million in June 2012.  The Company has retained its rights to Ceplene® in all other countries, including countries in North and South America, but at the current time have no plans to continue development.

Myrexis Inc.  In connection with our merger with Maxim Pharmaceuticals on January 4, 2006, we acquired a license agreement with Myrexis under which we licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis.  Myrexis had initiated clinical trials for Azixa®, a MX90745 series compound, for the treatment of brain cancer.  We received a milestone payment of $1.0 million following dosing of the first patient in a Phase II registration sized clinical trial in March 2008.  In February 2012, Myrexis suspended development activities of all its preclinical and clinical programs in oncology and autoimmune diseases, and in May 2012 the company stated that it is focused on the identification, evaluation and acquisition of appropriate commercial-stage assets.

In August 2012, Myrexis elected to terminate its efforts to develop and commercialize any product under the license agreement. As a result of the termination of the license agreement, all rights and licenses granted under the license agreement by us to Myrexis have terminated and reverted to us.  In January 2013, we negotiated with Myrexis to license the Myriad patents and know-how as set forth in the License Agreement.  Under the agreement, we will be responsible for paying milestone payments and royalties to Myrexis if we decide to further develop Azixa® ourselves, or to share in milestones and royalties we receive from a partner in the event we out-license the drug candidate to a third party who successfully completes product development and obtains marketing approval.  We have no plans to pursue further development of Azixa® on our own.

DURECT Corporation.  We entered into a license agreement with DURECT in December 2006, pursuant to which we granted DURECT the exclusive worldwide rights to certain of our intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, we received a $1.0 million payment.  We amended our license agreement with DURECT in September 2008.  Under the terms of the amended agreement, we granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT.  We recorded revenue related to this license agreement of $0.3 million in each of the years 2012 and 2011.

Endo Pharmaceuticals Inc.  We entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) in December 2003 under which we granted Endo (and its affiliates) the exclusive (including as to us and our affiliates) worldwide right to commercialize LidoPAIN BP. We also granted Endo worldwide rights to certain of our other patents used by Endo in the development of certain Endo products, including Lidoderm®, Endo’s topical lidocaine-containing patch, for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, we received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. We may receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both our LidoPAIN BP product candidate and licensed Endo product candidates, including Lidoderm®, so long as, in the case of Endo’s product candidate, our patents provide protection thereof. We are also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. We are also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as our patents provide protection thereof. The future amount of milestone payments we are eligible to receive under the Endo agreement is $82.5 million. We recorded revenue related to this license agreement in the amount of $33,000 and $27,000 in 2012 and 2011, respectively.

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

Dalhousie University.  We entered into a direct license with Dalhousie University in July 2007, under which we were granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in AmiKetTM. This technology has been incorporated into AmiKetTM.

We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. We are obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. We are  obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or an NDA for AmiKetTM is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent.  We incurred a maintenance fee of $0.5 million with Dalhousie in each of the years 2012 and 2011.  These payments were expensed to research and development in their respective years. We are currently negotiating certain amendments to the license agreement based on our pending merger with Immune Pharmaceuticals, Ltd.

Shire BioChem.  We entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) in March 2004 and as amended in January 2005, which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts.  Under the agreement, all rights and obligations of the parties under the July 2000 agreement were terminated and Shire BioChem agreed to assign and/or license to us rights it owned under or shared under the prior research program. The agreement did not require any up-front payments, however, we are required to provide Shire Biochem a portion of any sublicensing payments we receive if we relicense the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compounds by us for the treatment of a cancer indication, as well as pay a royalty on product sales.  A license fee of $0.5 million that became payable to Shire BioChem as a result of the commencement of a Phase I clinical trial for crolibulinTM in December 2006, and approximately $0.2 million in accrued interest, was reversed to research and development expense in 2012 as we believe that this amount is not due at December 31, 2012.

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

Consolidation

The accompanying consolidated financial statements include the accounts of EpiCept Corporation and the Company’s 100%-owned subsidiaries,  Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH.. All inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, including stock-based compensation. Actual results could differ from those estimates.

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

Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.  Our application of these standards involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectibility is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, we have determined that our upfront non-refundable license fees cannot be separated from our ongoing collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, do not treat them as a separate element. We recognize revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to our license with Endo, or ratably over either the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract or the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and (2) the expiration of the last EpiCept licensed patent as we do with respect to our license with DURECT, Myrexis and GNI, Ltd., or GNI.

Proportional performance is measured based on costs incurred compared to total estimated costs to be incurred over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of our costs are incurred in the latter stages of the development period. We periodically review our estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time. We increased the estimated development period with respect to our license with Endo by an additional twelve months to reflect additional time required to obtain clinical data from our partner during each of the years 2012 and 2011.

We will recognize milestone payments as revenue upon achievement of the milestone only if (1) it represents a separate unit of accounting as defined in ASC 605-25; (2) the milestone payments are nonrefundable; (3) substantive effort is involved in achieving the milestone; and (4) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, we will recognize milestones as revenue in accordance with our accounting policy in effect for the respective contract.  For current agreements,, we will recognize revenue based upon the portion of the development services that are completed to date and defer the remaining portion and recognize it over the remainder of the development services on the proportional or ratable method, whichever is applicable. When payments are specifically tied to a separate earnings process, revenue will be recognized when the specific performance obligation associated with the payment has been satisfied. Deferred revenue represents the excess of cash received compared to revenue recognized to date under licensing agreements.

We chose early adoption of the milestone method of revenue recognition as defined in ASC 605-28, “Revenue Recognition -  Milestone Method” on a prospective basis as of January 1, 2010. Under this method of revenue recognition, we will recognize into revenue research-related milestone payments for which there is substantial uncertainty at the date the arrangement is entered into that the event will be achieved, when that event can only be achieved based in whole or in part on our performance or a specific outcome resulting from our performance and, if achieved, would result in additional payments being due to us. This accounting was applicable to research milestones under the license agreement entered into with Meda AB in 2010.

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

Foreign Currency

The financial statements of our foreign subsidiary are translated into U.S. dollars using the period-end exchange rate for all balance sheet accounts and the average exchange rates for all statements of operations and comprehensive loss accounts.  Adjustments resulting from translation have been reported in other comprehensive loss.

Gains or losses from foreign currency transactions relating to inter-company debt are recorded in the consolidated statements of operations and comprehensive loss in other income (expense).

Share-Based Compensation

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

We issued approximately 0.1 million and 1.4 million stock options during the years 2012 and 2011, respectively, with varying vesting provisions to certain of our employees and directors. Based on the Black-Scholes valuation method (volatility — 110.0%, risk free rate — 0.89%, dividends — zero, weighted average life — 5 years; forfeiture — 0%), for the grants issued in 2012, we estimated $28,000 of share-based compensation will be recognized as compensation expense over the vesting period, which was amortized over the weighted average remaining requisite service period of 1.0 year. We recognized total share-based compensation of approximately $0.7 million and $0.9 million in 2012 and 2011, respectively, related to the options granted.  Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.

Following the departure of three former directors in August 2012, we agreed to extend the period during which they would be entitled to exercise certain vested stock options to purchase our common stock from three months following the effective date of their resignations to the expiration date of each option granted to each former director.  Additionally, all options and restricted stock units that were not vested on the date of their respective resignations will continue to vest.  We recorded compensation expense related to the modification of the exercise period and vesting period of $23,000 in 2012.

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

Foreign Exchange Gains and Losses

Our 100%-owned subsidiary in Germany, EpiCept GmbH, is currently in liquidation. EpiCept GmbH performed certain commercialization activities on our behalf and has generally been unprofitable since its inception. Its functional currency is the euro. The process by which EpiCept GmbH’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period and balance sheet asset and liability accounts are translated at end of period exchange rates. Translation of the balance sheet in this manner affects the stockholders’ deficit account, referred to as the cumulative translation adjustment account. This account exists only in EpiCept GmbH’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.

Certain of our debt instruments, which were repaid in 2011, were denominated in euros. Changes in the value of the euro relative to the value of the U.S. dollar affected the U.S. dollar value of our indebtedness at each reporting date as substantially all of our assets are held in U.S. dollars. These changes were recognized by us as a foreign currency transaction gain or loss, as applicable, and were reported in other expense or income in our consolidated statements of operations and comprehensive loss.

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

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes.” We file income tax returns in the U.S. federal jurisdiction and, New York, California and Germany. Our income tax returns for tax years after 2008 are still subject to review. Since we incurred losses in the past, all prior years that generated losses are open and subject to audit examination in relation to the losses generated from those years.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We account for our income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of our assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A full valuation allowance has been applied against our net deferred tax assets at December 31, 2012 and 2011,  because it is not more likely than not that we will realize future benefits associated with these deferred tax assets.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2012 and 2011. Income tax expense for the years ended December 31, 2012 and 2011 is primarily due to minimum state and local income taxes.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” which amends Topic 220, “Comprehensive Income”.  ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted the provisions of ASU 2011-05 on a retrospective basis in the year ended December 31, 2011. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on our consolidated financial statements.

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

Results of Operations

Years Ended December 31, 2012 and 2011

Revenues. We recognized revenue of approximately $7.8 million and $0.9 million in 2012 and 2011, respectively, from the sale of our rights to Ceplene®  to Meda, commercial sales of Ceplene®, recognition of prior upfront licensing fees and milestone payments received from our strategic alliances and royalties with respect to certain technology.  We recognized revenue from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP, from our agreement with Meda using the milestone method and on a straight line method over the life of the last to expire patent with Myrexis, DURECT and GNI.

Myrexis terminated its license and collaboration agreement with us in August 2012, and as a result we recognized the remaining deferred revenue of approximately $0.7 million in 2012. We terminated our commercialization agreement with Meda in June 2012, and as a result recognized the remaining deferred revenue of approximately $3.8 million in 2012.  We also simultaneously sold the rights to Ceplene® under the original agreement to Meda for $2.0 million.  In addition, Meda purchased approximately $0.6 million of Ceplene® commercial and clinical supply and our supply of Proleukin® for use in the Ceplene® post-approval trial.  We recognized the $2.0 million payment received from Meda as revenue in 2012.  We recognized $0.5 million of product revenue from the sale of Ceplene® inventory and $0.1 million expense reimbursement from the sale of Proleukin®.  We recognized total revenue from the original commercialization agreement of approximately $4.1 million and $0.4 million in 2012 and 2011, respectively.  We recognized revenue relating to commercial sales of Ceplene® of approximately $0.6 million and $39,000 in 2012 and 2011, respectively.  We recognized revenue of $26,000 and $29,000 during the years 2012 and 2011, respectively, from royalties with respect to acquired Maxim technology.

The current portion of deferred revenue at December 31, 2012 of $0.3 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments from our strategic alliances.

Cost of goods sold. Cost of goods sold was $0.4 million and $0.7 million in 2012 and 2011, respectively.  Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.  We expensed $0.7 million of Ceplene® inventory in 2011 as we believed such inventory would not be sold prior to reaching its product expiration date.

Selling, general and administrative expense. Selling, general and administrative expense decreased by 29%, or $1.9 million, to $4.6 million for 2012 from $6.5 million in 2011.  The decrease was primarily attributable to lower salary and salary related expenses of $0.4 million and a $0.4 million expense in 2011 related to a financing that was not completed.  Lower stock-based compensation of $0.3 million, lower public reporting expenses of $0.2 million, lower investor relations expenses of $0.2 million, lower insurance expenses of $0.1 million and lower audit fees of $0.1 million also contributed to the decline, which was partially offset by a $0.1 million increase in director fees and expenses.

Research and development expense. Research and development expense decreased by 57%, or $4.5 million, to $3.4 million in 2012 from $7.9 million in 2011.  The decrease was primarily attributable to $3.5 million in lower clinical trial and consulting costs for Ceplene®, the reversal of $0.7 million in license fees payable to Shire BioChem since we believe this amount is not due as a result of Shire BioChem’s failure to request payment of the milestone fee resulting from  the commencement of a Phase I clinical trial for crolibulinTM in December 2006 within the six year statute of limitation, lower salary and salary related expenses of $0.1 million and $0.1 million in lower patent expenses.  Our clinical efforts in 2012 were focused on obtaining fast track designation and the preparation of a Phase III clinical trial protocol for AmiKet and on our open label trial of Ceplene® that was intended to meet our post-approval requirements with the EMA.   Our clinical efforts in 2011 were focused on preparing the protocol for a confirmatory Phase III trial for Ceplene® in the U.S and on our open label trial of Ceplene®.  We sold all of our rights to Ceplene® in Europe and certain Pacific Rim countries to Meda AB in June 2012, and Meda AB assumed responsibility for completing the open label trial of Ceplene® as of that date.

We incurred the following research and development expense in 2012 and 2011:

	2012	2011
	(in thousands)
Direct Expenses:
AmiKet™	$653	$881
CrolibulinTM	(589)	399
Ceplene®	659	3,759
	723	5,039

Indirect Expenses:
Staffing	1,363	1,332
Other indirect	1,314	1,482
	2,677	2,814
Total Research & Development	$3,400	$7,853

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

Other income (expense), net. We recorded other expense, net of $2.0 million in 2012 as compared to other expense, net of $1.6 million in 2011.  The $0.4 million increase in other expense, net was primarily related to a $0.9 million warrant amendment expense.  Other income (expense) was positively impacted by a $0.5 million change in foreign exchange gains (losses).

As a result of the amendment to our Series B Common Stock Purchase Warrant dated June 25, 2010, we agreed to extend the period during which investors would be entitled to exercise warrants to purchase our common stock from January 9, 2012 to April 9, 2012 (three months following the original termination date).  Approximately 6.1 million warrants were originally issued in connection with a common stock and warrant transaction entered into on June 28, 2010.  As a result of the amendment to the warrant agreements, the fair value of the warrants was recalculated using the Black-Scholes option pricing model immediately before and after the date of modification.  The resulting difference in fair value of approximately $0.9 million on the date of modification was recorded as a warrant amendment expense in 2012.  Approximately 3.9 million warrants were exercised in 2012.

Income Taxes. Income tax expense was $2,000 and $4,000 for the years 2012 and 2011, respectively.  We had federal net operating loss carryforwards, or NOLs, of $141.8 and $134.2 million, state NOLs of $139.3 and $129.4  million, and German NOLs of $16.5 and $16.7 million as of December 31, 2012 and 2011, respectively, available to reduce future taxable income. Our federal and state NOLs will begin to expire after 2012 through 2032. In accordance with ASC 740, “Income Taxes,” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with these deferred tax assets at December 31, 2012 and 2011.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any significant revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $268.8 million as of December 31, 2012, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to close on the merger with Immune or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position at December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
	(in thousands)
Working capital (deficit)	$(6,604)	$(5,500)
Cash and cash equivalents	172	6,378
Notes and loans payable, current portion	3,975	8,022
Notes and loans payable, long term portion	—	—

Working Capital (Deficit)

We had a working capital deficit of $6.6 million at December 31, 2012, consisting of current assets of $1.2 million and current liabilities of $7.8 million. This represents a negative change in working capital of approximately $1.1 million from our working capital deficit of $5.5 million consisting of current assets of $6.7 million and current liabilities of $12.2 million at December 31, 2011.  We funded our working capital and the cash portion of our 2012 operating loss with the cash proceeds from our May 2011 senior secured term loan, our February 2012 financing,  April 2012 financing, the sale of the rights to Ceplene® to Meda and the reset offer of our Series A and Series B Preferred Stock and warrants.  Our current liabilities include approximately $0.7 million in principal amount due more than twelve months from the date of these financial statements on our May 2011 senior secured term loan and a $0.3 million fee payable on maturity of this loan as a result of classifying all payments due under this loan as a current liability because of the likelihood that the due date could be accelerated in accordance with a subjective acceleration clause in this loan agreement.

Cash and Cash Equivalents

Our cash and cash equivalents totaled $0.2 million and $6.4 million at December 31, 2012 and 2011, respectively. Our cash and cash equivalents consist primarily of an interest bearing account.  We reduced the conversion price of our Series A and Series B Preferred Stock and the exercise price of 8.1 million warrants granted in these two transactions, resulting in the immediate exercise of all warrants for proceeds of approximately $0.8 million in 2012.  We also reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 in January 2012.   A total of 3.9 million warrants were exercised for proceeds of $0.7 million in 2012.  We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A 0% Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our common stock.  The shares of Series A Preferred Stock were originally convertible into an aggregate of 10.0 million shares of our common stock.  A total of 1,764 shares of Series A Preferred Stock were converted into approximately 8.8 million shares of our common stock as of December 31, 2012.  As a result of the reduction in the conversion price of the Series A Preferred Stock, the remaining 236 shares of Series A Preferred Stock are convertible into approximately 3.0 million shares of our common stock as of December 31, 2012.  We received $1.0 million cash, net of $0.1 million in transaction costs, in April 2012 from the issuance of 1,065 shares of our Series B Preferred Stock, at a price of $1,000 per share, and warrants to purchase 3.1 million shares of our common stock.  The Shares of Series B Preferred Stock were originally convertible into an aggregate of 6.3 million shares of our common stock.  As a result of the reduction in the conversion price of the Series B Preferred Stock in September 2012, the remaining 1,065 shares of Series B Preferred Stock are convertible into approximately 13.3 million shares of our common stock as of December 31, 2012.  We also sold the rights to Ceplene® under the original agreement to Meda for $2.0 million.  In addition, Meda purchased approximately $0.6 million of Ceplene® commercial and clinical supply and our supply of Proleukin® for use in the Ceplene® post-approval trial.

In May 2011, we borrowed $8.6 million through a senior secured term loan and issued common stock purchase warrants, which was offset by transaction related payments of $0.2 million. We sold approximately 7.1 million shares of common stock and warrants to purchase 5.7 million shares of common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs, in March 2011.  We sold approximately 8.9 million shares of common stock and warrants to purchase 4.0 million shares of common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs, in February 2011.

Current and Future Liquidity Position

We raised gross proceeds of $4.7 million, $4.4 million net of $0.3 million in transaction costs, in 2012.  We received $0.3 million of net cash from Immune in February 2013 through the issuance of approximately 2.3 million shares of our common stock.  We had approximately $0.2 million in cash and cash equivalents at December 31, 2012 plus restricted cash held with our senior secured lender of $0.8 million and restricted cash held by our landlord of $0.1 million.  Our anticipated average monthly cash operating expense in 2013 is approximately $0.3 million.  In addition, we are required to make monthly interest and principal payments on our senior secured term loan of approximately $0.3 million.  We believe that our cash is sufficient to fund operations into the second quarter of 2013.  We entered into a definitive merger agreement which is anticipated to close during the first half of

2013 and is subject to satisfaction of certain customary closing conditions.  However, as additional funds are required prior to the merger closing, we will rely on Immune for such funding or seek other financing to obtain additional cash resources to fund operations. .  If such funding is insufficient or unavailable to us on a timely basis, we may be forced to further reduce expenses or curtail operations.

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

•                  the completion of our pending merger with Immune Pharmaceuticals, Ltd.

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

Operating Activities

Net cash used in operating activities was $5.3 million in 2012, as compared to $14.0 million in 2011. Cash was primarily used to fund our net loss in 2012 resulting from research and development, general, administrative and other expenses. The 2012 net loss was partially offset by non-cash charges of $0.9 million in warrant amendment expense, $0.7 million in stock-based compensation, $0.5 million in amortization of deferred financing costs and discount on loans and $0.1 million of depreciation and amortization expense. The 2012 net loss was also partially offset by a $0.4 million decrease in inventory of  Ceplene® that was sold to Meda.  Deferred revenue decreased by $5.1 million to account for the portion of the deferred revenue received from our strategic partners that was recognized as revenue and there was a $0.2 million foreign exchange gain. Accounts payable and accrued expenses also decreased by $0.2 million.

Cash was primarily used to fund our net loss in 2011 resulting from research and development, general, administrative and other expenses. The 2011 net loss was partially offset by non-cash charges of $0.9 million in stock-based compensation, $0.9 million in amortization of deferred financing costs and discount on loans and $0.1 million of depreciation and amortization expense. The 2011 net loss was also partially offset by a $0.7 million expense for excess inventory of  Ceplene® that we believe would not be sold prior to reaching its product expiration date and $0.3 million in foreign exchange loss.  Deferred revenue decreased by $0.9 million to account for the portion of the deferred revenue received from our strategic partners that was recognized as revenue. Accounts payable and accrued expenses also decreased by $0.2 million as a result of payments to our vendors and the reversal of a legal reserve.

Investing Activities

Net cash used in investing activities was $0.8 million in 2012 compared with net cash provided by investing activities of  $0.1 million in 2011.  Cash was used to establish a $1.1 million restricted cash account with our senior secured lender upon entering into an amendment to our senior secured term loan in 2012.  Cash was provided by the release of $0.1 million of restricted cash to pay interest on the February 2009 convertible notes in 2011.  We do not anticipate significant capital expenditures in the near future.

Financing Activities

Net cash used in financing activities was $13,000 in 2012 compared to cash provided by financing activities $17.8 million in 2011.  We reduced the conversion price of our Series A and Series B Preferred Stock and the exercise price of 8.1 million warrants granted in these two transactions, resulting in the immediate exercise of all warrants for proceeds of approximately $0.8 million in 2012.  We reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 in January 2012. A total of 3.9 million warrants were exercised for proceeds of $0.7 million as of December 31, 2012.  We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our common stock.  The shares of Series A Preferred Stock were originally convertible into an aggregate of 10.0 million shares of our common stock.  A total of 1,764 shares of Series A Preferred Stock were converted into approximately 8.8 million shares of our common stock as of December 31, 2012.  As a result of the reduction in the conversion price of the Series A Preferred Stock, the remaining 236 shares are convertible into approximately 3.0 million shares of our common stock as of December 31, 2012. We also received $1.0 million cash, net of $0.1 million in transaction costs, in April 2012 from the issuance of 1,065 shares of our Series B Preferred Stock, at a price of $1,000 per share, and warrants to purchase approximately 3.1 million shares of our common stock.  The shares of Series B Preferred Stock were originally convertible into an aggregate of 6.3 million shares of our common stock.  As a result of the reduction in the conversion price of the Series B Preferred Stock in September 2012, the remaining 1,065 shares are convertible into approximately 13.3 million shares of our common stock as of December 31, 2012.  In January 2013, all 1,065 shares of Series B Preferred were converted into approximately 13.3 million shares of our common stock.

We borrowed $8.6 million in May 2011 through a senior secured term loan and issued common stock purchase warrants, which were offset by transaction related payments of $0.2 million.  We sold approximately 7.1 million shares of common stock and warrants to purchase 5.7 million shares of common stock for gross proceeds of $4.6 million, $4.3 million net of $0.3 million in transaction costs in March 2011.  We sold approximately 8.9 million shares of common stock and warrants to purchase 4.0 million shares of common stock for gross proceeds of $7.1 million, $6.6 million net of $0.5 million in transaction costs in February 2011.

Contractual Obligations

The annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development, consulting and license agreements (including maintenance fees) are as follows as of December 31, 2012 (in thousands of U.S. dollars, using exchange rates where applicable in effect at December 31, 2012):

	Less than			More than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
Notes and loans payable	$3,329	$742	$—	$—	$4,071
Interest expense	298	2	—	—	300
Operating leases	758	—	—	—	758
Severance	285	—	—	—	285
Other obligations	500	1,150	—	—	1,650
Total	$5,170	$1,894	$—	$—	$7,064

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

We allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. We calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years.  During 2012 and 2011, we recognized approximately $0.3 million and $0.2 million, respectively, of non-cash interest expense related to the accretion of the debt discount.

We entered into a consent agreement with Midcap in June 2012 with respect to the sale of our Ceplene® asset to Meda.  As a result of entering into this consent agreement, we paid Midcap $0.8 million as a partial payment of principal on the loan in return for Midcap’s release of security interest in the assets sold to Meda.

We entered into an amendment to the  loan agreement with Midcap in August 2012.  The amendment was not a result of a default under the loan agreement.  Under the amendment, we agreed to make a principal prepayment of $1.2 million, which approximates the scheduled principal payments due under the loan agreement from September 1, 2012 through December 31, 2012. As a result of the prepayment, the current principal balance of the loan was reduced to $4.1 million. In light of the pending merger with Immune, Midcap has indicated its willingness to restructure the loan upon closing of the merger.  Negotiations are continuing.  We will continue to make monthly payments of interest to Midcap as per the loan agreement.

We also agreed, pursuant to the amendment, to maintain a cash balance of $1.1 million in a bank account that is subject to the security interest maintained by Midcap under the loan agreement. Midcap deducted interest payable under the loan agreement and advanced us $0.1 million to cover operating expenses in 2012, resulting in a restricted cash balance of $0.8 million at December 31, 2012. Further, we committed to signing a definitive agreement, acceptable to Midcap, by November 15, 2012 with respect to a sale or partnering transaction (which the Company satisfied by entering into a definitive merger agreement with Immune Pharmaceuticals, Ltd. on November 8, 2012).

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

Severance.  We are obligated to pay severance to two of our former executive officers in the amount of $0.3 million at December 31, 2012.

Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expires in May 2013.  Long-term commitments under operating leases for facilities leased by Maxim and retained by us relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. We defaulted on our lease agreement for the premises located in San Diego, California in June 2008 by failing to make the monthly rent payment.  As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent.  The remaining balance of $0.1 million is classified as prepaid rent.  We defaulted on this lease agreement again in April 2012 by ceasing  to make the monthly rent payments.  As a result, we applied the remaining $0.1 million of prepaid rent to unpaid rent and we are currently accruing rent payable on this lease.  We discontinued our drug discovery activities at this location and are currently looking to sublease or otherwise terminate our lease on the premises located in San Diego, California.

We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. We may be required to make future milestone payments, totaling approximately $1.7 million as of December 31, 2012, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Company’s consolidated financial statements filed with this Annual Report on Form 10-K under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Interim Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management and Board of Directors

We have an experienced team of business executives, scientific professionals and medical specialists. Our executive officers and directors, their ages and positions as of February 28, 2013 are as follows:

Name	Age	Position/Affiliation
Robert W. Cook	57	Interim President and Chief Executive Officer, Chief Financial Officer — Senior Vice President, Finance and Administration, Secretary and Director
Stephane Allard, M.D.	59	Chief Medical Officer
Alan W. Dunton, M.D.	58	Non-Executive Chairman
Keith L. Brownlie	60	Director
Robert G. Savage	59	Director

Executive Officers and Key Employees

Robert W. Cook was appointed to the position of Interim President and Chief Executive Officer and director in August 2012, following the resignation of our former Chief Executive Officer, Mr. John V. Talley.  Mr. Cook has been our Chief Financial Officer and Senior Vice President, Finance and Administration since April 2004 and continues to hold those titles. Prior to joining us, Mr. Cook was Vice President, Finance and Chief Financial officer of Pharmos Corporation since January 1998 and became Executive Vice President of Pharmos in February 2001. From May 1995 until his appointment as Pharmos’s Chief Financial Officer, he was a vice president in GE Capital’s commercial finance subsidiary, based in New York. From 1977 until 1995, Mr. Cook held a variety of corporate finance and capital markets positions at The Chase Manhattan Bank, both in the United States of America (“U.S.”) and in several overseas locations. He was named a managing director of Chase and several of its affiliates in January 1986. Mr. Cook received his B.S. in International Finance from The American University, Washington, D.C.  Based on Mr. Cook’s familiarity with the Company in serving as our Chief Financial Officer since 2004 and his overall background and experience as an executive in the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Cook has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

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

John V. Talley resigned in August 2012.  Mr. Talley had been our President, Chief Executive Officer and a Director since October 2001.

Dileep Bhagwat, Ph.D.’s employment with us terminated in December 2012.  Dr. Bhagwat had been our Senior Vice President of Pharmaceutical Development since February 2004.

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

Keith L. Brownlie has served as a member of our board of directors since April 2011.  Mr. Brownlie spent his entire career with the accounting firm of Ernst & Young LLP, retiring from the New York/New Jersey offices in 2010 after 36 years with the firm. At Ernst & Young, he served as audit partner for numerous public companies and was the Life Sciences Industry Leader for the New York Metro Area.  Mr. Brownlie is a director of Soligenix Inc., and RXi Pharmaceuticals Corp., and is a member of the compensation committee and the audit committee of both companies.  Mr. Brownlie received a B.S. in Accounting from Lehigh University and is a Certified Public Accountant. Mr. Brownlie co-founded the New Jersey Entrepreneur of the Year Program and was co-chair of the BIONJ/PABIO Annual Symposium.  Based on Mr. Brownlie’s roles, experience and responsibilities which qualify him as a financial expert, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Brownlie has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Robert G. Savage has been a member of our Board since December 2004 and served as the Chairman of the Board through December 2011. Mr. Savage has been a senior pharmaceutical executive for over twenty five years. He held the position of Worldwide Chairman of the Pharmaceuticals Group at Johnson & Johnson and was both a company officer and a member of the Executive Committee. He also served Johnson & Johnson in the capacity of a Company Group Chairman and President of Ortho-McNeil Pharmaceuticals. Most recently, Mr. Savage was President of the Worldwide Inflammation Group for Pharmacia Corporation and is presently President and CEO of Strategic Imagery LLC, a consulting company of which he is the principal. He has held multiple positions leading marketing, business development and strategic planning at Hoffmann-La Roche and Sterling Drug. Mr. Savage is a director of The Medicines Company, a specialty pharmaceutical company, and is a member of the compensation committee and the corporate governance and nominating committee. Mr. Savage is also a director of Savient Pharmaceuticals and Nuovo Biologics and is a member of the compensation committee of both companies.  Mr. Savage received a B.S. in Biology from Upsala College and an M.B.A. from Rutgers University. Based on Mr. Savage’s familiarity with the Company as an incumbent member of the Company’s Board of Directors, his membership on the board of directors of other public companies and his knowledge of the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Savage has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

A. Collier Smyth, M.D. resigned from our board of directors in August 2012.  Dr. Smyth had served as a member of our board of directors since April 2009.

Gerhard Waldheim resigned from our board of directors in August 2012.  Dr. Waldheim had been a member of our board of directors since July 2005.

Wayne P. Yetter resigned from our board of directors in August 2012.  Mr. Yetter had served as a member of our board of directors since January 2006.

Board Composition and Leadership Structure

Our board of directors is divided into three classes, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders. A majority of the members of our board of directors are “independent” of us and our management. Directors Dunton and Brownlie are in the class of directors whose term was scheduled to expire at the 2012 annual meeting of stockholders. Since there was no annual meeting of stockholders in 2012, they will continue to serve as directors until their respective successors are elected and qualified.  Director Cook is in the class of directors whose term expires at the 2013 annual meeting of stockholders.  Director Savage is in the class of directors whose term expires at the 2014 annual meeting of stockholders.

Dr. Dunton is the Chairman of the Board.  Our Interim Chief Executive Officer, Mr. Cook, serves as a director, though he is not a member of any standing committee of the board.

Meetings and Meeting Attendance

During the fiscal year ended December 31, 2012, there were 22 meetings of the board of directors. All incumbent directors attended 75% or more of the Board meetings and meetings of the committees on which they served during the last fiscal year. There was no annual meeting of stockholders in 2012.

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

Messrs. Brownlie, Dunton and Savage are currently members of the audit committee, each of whom is a non-employee member of the board of directors. Mr. Brownlie serves as Chairman of the Audit Committee and also qualifies as an “audit committee financial expert,” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act. The board has determined that each member of our audit committee meets the current independence and financial literacy requirements under the Sarbanes-Oxley Act, the OTCQX and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee. Our Compensation Committee is composed of Messrs. Savage, Dunton and Brownlie, all of whom are a non-employee member of our board of directors. Mr. Savage serves as Chairman of our Compensation Committee. Each member of our Compensation Committee is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986 and a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act and the rules of The OTCQX. The Compensation Committee is responsible for, among other things:

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

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee is composed of Messrs. Dunton, Brownlie and Savage, each of whom is a non-employee member of the board of directors and independent in accordance with the applicable rules of the Sarbanes-Oxley Act and the OTCQX. Mr. Dunton serves as chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee is responsible for, among other things:

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

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 31, 2012, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the our common stock which is the only class of securities of the Company registered under Section 12 of the Exchange Act, failed to file on a timely basis reports required by Section 16 of the Exchange Act during the most recent fiscal year. The foregoing is based solely upon a review by us of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation earned for services rendered to us in all capacities by our chief executive officer and certain executive officers whose total cash compensation exceeded $100,000 for the year ended December 31, 2012, collectively referred to in this annual report as the “named executive officers.”

Summary Compensation Table

Name/Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)
John V. Talley (3)	2012	350,197		—	9,917	—	—	—	31,863	(4)	391,977
President and Chief Executive Officer	2011	443,700		—	—	392,606	—	—	44,923	(4)	881,229

Robert W. Cook (5)	2012	326,229	(6)	—	57,615	—	—	—	18,215	(7)	402,059
Interim President and CEO, Chief Financial Officer,	2011	284,082		—	—	130,869	—	—	24,955	(7)	439,906
Senior Vice President Finance & Administration

Stephane Allard	2012	283,662		—	45,615	—	—	—	18,200	(7)	347,477
Chief Medical Officer	2011	283,662		—	—	130,869	—	—	34,940	(7)	439,471

Dileep Bhagwat (8)	2012	283,662		—	45,615	—	—	—	24,980	(7)	354,257
Senior Vice President, Pharmaceutical Development	2011	283,662		—	—	130,869	—	—	34,051	(7)	448,582

(1)         Annual cash bonus awards are determined based on the executive’s performance during the year and paid the following year.

(2)      This column represents the grant date fair values of the stock options awarded in 2012 and 2011, respectively.  The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2012 Annual Report (Note 10, Share-Based Payments).

(3)      Mr. Talley resigned in August 2012.

(4)      Includes premiums for health benefits, life and disability insurance and automobile allowance paid on behalf of Mr. Talley.

(5)      Mr. Cook was appointed Interim President and CEO in August 2012.  He retained his title as CFO.

(6)      Includes $36,290 in compensation that has not been paid and has been deferred until the closing of the pending merger with Immune.

(7)      Includes premiums for health benefits and for life and disability insurance paid on behalf of the named executive officer.

(8)      Dr. Bhagwat’s employment with us terminated in December 2012.

Outstanding Equity Awards at December 31, 2012

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised	Option	Option	Number of Shares or Units of Stock	Market Value of Shares or Units of Stock	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights
Name	Number Exercisable	Number Unexercisable	Unearned Options	Exercise Price	Expiration Date	That have Not Vested	That have Not Vested	That have Not Vested	That have Not Vested
Robert Cook	70,523	—	—	$17.52	1/4/2016	—	—	—	—
	20,750	—	—	$4.38	1/8/2017	—	—	—	—
	42,567	—	—	$4.02	1/7/2018	—	—	—	—
	5,000	—	—	$1.89	9/8/2018	—	—	—	—
	29,167	—	—	$1.89	1/5/2019	—	—	—	—
	11,376	26,541	—	$1.68	2/20/2019	—	—	—	—
	54,687	20,313	—	$2.11	2/11/2020	—	—	—	—
	49,998	50,002	—	$0.87	1/10/2021	—	—	—	—
	—	100,000	—	$0.87	1/18/2021	—	—	—	—
Stephane Allard	33,334	—	—	$4.89	3/23/2017	—	—	—	—
	42,567	—	—	$4.02	1/7/2018	—	—	—	—
	16,667	—	—	$1.89	9/8/2018	—	—	—	—
	33,334	—	—	$1.89	1/5/2019	—	—	—	—
	13,000	30,334	—	$1.68	2/20/2019	—	—	—	—
	54,687	20,313	—	$2.11	2/11/2020	—	—	—	—
	49,998	50,002	—	$0.87	1/10/2021	—	—	—	—
	—	100,000	—	$0.87	1/18/2021	—	—	—	—
Dileep Bhagwat	37,500	—	—	$17.52	12/15/2013	—	—	—	—
	31,922	—	—	$4.38	12/15/2013	—	—	—	—
	42,567	—	—	$4.02	12/15/2013	—	—	—	—
	16,667	—	—	$1.89	12/15/2013	—	—	—	—
	33,334	—	—	$1.89	12/15/2013	—	—	—	—
	43,334	—	—	$1.68	12/15/2013	—	—	—	—
	75,000	—	—	$2.11	12/15/2013	—	—	—	—
	100,000	—	—	$0.87	12/15/2013	—	—	—	—
	100,000	—	—	$0.87	12/15/2013	—	—	—	—

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

We entered in to an Amended and Restated Employment Agreement with John V. Talley, Jr. and Robert W. Cook on June 9, 2010 and July 21, 2010, respectively. Pursuant to their employment agreements Messrs. Talley and Cook received an annual base salary of $435,000 and $278,512 in 2010, respectively, which is reviewed no less frequently than annually for increase in the discretion of the Board of Directors or our compensation committee.  Messrs. Talley and Cook shall also be eligible for an annual incentive award, with a target incentive opportunity equal to 55% and 30%, respectively, of his base salary.  The agreements expired on December 31, 2011; provided, however, that the term of the agreement shall thereafter be automatically extended for unlimited additional one-year periods unless, at least three months prior to the then-scheduled date of expiration, either we or Mr. Talley or Mr. Cook give notice that we/he are electing not to so extend the term of the agreement. Upon the occurrence of a change in control, the term shall automatically be extended for one additional year from the date of the change in control.  Mr. Talley resigned from EpiCept in August 2012, effectively terminating his agreement as of that date.  For 2013, Mr. Cook will receive a base salary of $300,000 with an additional $100,000 annually accruing through the date at which there is a change in control.

The information below describes and quantifies certain compensation that would become payable under Mr. Cook’s employment agreement if, as of December 31, 2012, his employment had been terminated or there was a change in control. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Mr. Cook would be entitled to the compensation described below in the event of termination of his employment under the agreement:

Termination for any Reason. Upon termination for any reason and in addition to any other payments disbursed in connection with termination, Mr. Cook is entitled to:

•                        receive payment of his applicable base salary through the termination date;

•                        the balance of any annual, long-term or incentive award earned in any period prior to the termination date; and

•                        a lump-sum payment for any accrued but unused vacation days.

Termination due to Death or Disability. If termination occurs due to death or disability, Mr. Cook is or his estate is entitled to:

•                        a lump-sum payment equal to one-fourth of his base salary times a fraction, the numerator being the number of days he was employed in the calendar year of termination and the denominator being the number of days in that year;

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

Termination Without Cause. If Mr. Cook is terminated without cause, he is entitled to receive payments equal to:

•                        a lump-sum payment equal to three quarters (0.75) times his base salary provided, however, that in the case of a termination resulting from the expiration of the agreement pursuant to a notice of non-extension from us, the amount shall equal one and one half (0.5) times his base salary;

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

•                        each performance-vesting equity award that is outstanding as of the termination date shall become vested, and non-forfeitable, to the extent that the applicable performance vesting criteria are achieved within eighteen months following the termination date; and

•                        continued participation, for 9 months immediately following the termination date, in all employee welfare benefit plans, programs and arrangements, on terms and conditions that are no less favorable to him than those applied immediately prior to the termination date, and with COBRA benefits commencing thereafter; provided, however, that in the case of a termination due to expiration of the term pursuant to notice of non-extension from us, the continuation period shall be 6 months rather than 9 months.

Termination in Connection With a Change in Control. If Mr. Cook is terminated within six months prior to, or within one year and a day following, a change in control, he is entitled to:

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

The following table summarizes the potential payments to our named executive officers with whom we have entered into employment and severance agreements, assuming that such events occurred as of December 31, 2012.

					Accelerated
				Vested	Vesting of
	Severance		Benefit	Incentive	Incentive
	Amounts	Benefits	Continuation	Units	Units	Total
	($)	($)	($)	($)	($)	($)

Robert W. Cook

Termination for any reason (other than without cause)	46,154	—	—	—	—	46,154
Termination due to death or disability	75,000	—	—	—	5,906	80,906
Termination without cause	225,000	—	17,748	—	11,811	254,559
Change in control	390,000	—	23,665	—	11,811	425,476

Stephane Allard

Termination for any reason (other than without cause)	37,945	—	—	—	—	37,945
Termination without cause	212,747	—	17,737	—	—	230,484
Change in control	368,761	—	23,650	—	12,039	404,450

Dileep Bhagwat (1)

Termination for any reason (other than without cause)	—	—	—	—	—	—
Termination without cause	229,434	—	17,250	—	—	246,684
Change in control	156,014	—	17,250	—	—	173,264

(1)      Dr. Bhagwat’s employment with us terminated in December 2012.  The amounts listed in this table for termination without cause are actual amounts due Dr. Bhagwat at December 31, 2012.  If a change of control occurs prior to December 31, 2013 then the additional amounts listed in this table will become payable to Dr. Bhagwat.

Director Compensation

We compensate our non-employee directors in cash, stock options and/or restricted stock units.  We also reimburse our non-employee directors for their expenses incurred in connection with attending board and committee meetings.

For 2012, the compensation committee retained Radford to analyze the Company’s non-executive director and chairman compensation. The committee determined that cash compensation should be benchmarked to the 50th percentile and that equity-based compensation should be benchmarked to the 75th percentile for comparable companies in the biotechnology and specialty pharmaceutical industries. As a result of that analysis, the board approved a 2012 annual equity grant in the form of restricted stock units vesting monthly over one year for each named director and for the chairman of 60,000 shares and 105,000 shares, respectively.

The following table set forth all material Director compensation information during the year ended December 31, 2012:

Director Compensation Table

					Change in pension
					value and
					nonqualified
	Fees Earned			Non-equity	deferred
	or Paid in	Stock	Option	Incentive plan	compensation	All Other
	Cash (1)	Awards ($)(2)	Awards ($) (3)	compensation($)	earnings($)	Compensation	Total
Alan Dunton	$93,250	$43,050	$27,512	$—	$—	$—	$163,812
Robert G. Savage	61,250	9,600	—	—	—	—	70,850
Keith L. Brownlie	67,000	9,600	—	—	—	—	76,600
Gerhard Waldheim (4)	29,917	9,600	—	—	—	—	39,517
A. Collier Smyth (4)	39,167	9,600	—	—	—	—	48,767
Wayne P. Yetter (4)	40,917	9,600	—	—	—	—	50,517

(1)      This column reports the amount of cash compensation earned in 2012 for Board and committee service.

(2)      Restricted stock and restricted stock unit awards were granted to the named directors in 2012.

(3)      This column represents the grant date fair values of the stock options awarded to the named directors in 2012, The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2012 Annual Report (Note 10, Share-Based Payments).

(4)     Messrs. Waldheim, Smyth and Yetter resigned from the Board effective August 28, 2012.

In 2012, the chairperson of the board received an annual retainer of $60,000, while each other non-employee director received an annual retainer of $25,000. In addition, the chairperson of the audit committee received an annual retainer of $10,000 and the chairperson of each of the other committees received an annual retainer of $7,500. Each non-employee director also received $1,500 for their attendance at each board meeting, $750 for their participation in each telephonic board meeting, $750 for their attendance at each committee meeting and $500 for their participation in a telephonic committee meeting. We have in the past granted non-employee directors restricted stock units and options to purchase our common stock pursuant to the terms of our 2005 Equity Incentive Plan upon joining the board and annually thereafter as determined by the Compensation Committee after considering market data.  Typically annual equity compensation vests monthly over two years. The value of the options granted to non-employee directors set forth in the Director Compensation Table above reflect grants of options to compensate for their service and were issued at the market value of our common stock at the date of grant.

Tax Implications of Executive Compensation

We do not believe that Section 162(m) of the Internal Revenue Code, which limits deductions for executive compensation paid in excess of $1.0 million, is applicable to us, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our named executive officers in 2012.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee of the Board of Directors during the fiscal year ended December 31, 2012 were independent directors and none of them were our employees or our former employees. During the fiscal year ended December 31, 2012, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officers served on the Compensation Committee of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Total equity compensation plans approved by stockholders	2,530,864	$3.94	11,360,058
Equity compensation plans not approved by stockholders	—	$—	—

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 28, 2013, regarding the beneficial ownership of the Company’s common stock by:

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned(1)(2)

5% Stockholders
Försäkringsaktiebolaget Avanza Pension (3)	9,610,229	8.56
Sabby Management, LLC (4)	12,079,817	10.76
Hudson Bay Master Fund (5)	6,740,328	5.67

Executive Officers and Directors
Robert W. Cook (6)	803,609	*
Dr. Stephane Allard (7)	675,684	*
Robert G. Savage (8)	277,228	*
Dr. Alan W. Dunton (9)	175,000	*
Keith L. Brownlie (10)	38,195	*
All directors and named executive officers as a group (5 persons) (11)	1,969,716	1.74

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

(2)          Percentage ownership is based on 112,215,568 shares of common stock outstanding on February 28, 2013.

(3)          As reported with the SEC on Form 13G on February 12, 2013.

(4)          As reported with the SEC on Form 13G on January 22, 2013.  Sabby Management, LLC converted 236 shares of preferred into an additional 2,950,000 shares of EpiCept common stock after this filing, which has been included in their number of shares beneficially owned.

(5)          Includes 6,740,328 shares exercisable upon the exercise of warrants.  The Investment Manager, which serves as the investment manager to  Hudson Bay Master Fund Ltd., may be deemed to be the beneficial owner of all shares of Common Stock held by Hudson Bay Master Fund Ltd.  Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager.  Each of Hudson Bay Master Fund Ltd. and Mr. Gerber disclaims beneficial ownership of these securities. Hudson Bay Master Fund Ltd. is named as a Beneficial Owner herein solely to report the securities held in its name.

(6)          Includes 504,957 shares of common stock and 298,652 shares exercisable upon the exercise of options that are exercisable within 60 days.

(7)          Includes 417,513 shares of common stock and 258,171 shares issuable upon the exercise of options that are exercisable within 60 days.

(8)          Includes 36,550 shares of common stock and 240,678 shares issuable upon the exercise of options that are exercisable within 60 days.

(9)          Includes 75,000 shares of common stock and 100,000 shares issuable upon the exercise of options that are exercisable within 60 days.

(10)   Includes 38,195 shares issuable upon the exercise of options that are exercisable within 60 days.

(11)   Includes 935,696 shares issuable upon the exercise of restricted stock units and stock options that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None

Director Independence

Other than Mr. Cook, each of our current directors is, and, other than Mr. Talley, each of our former directors who served in 2012 were, independent under the definition in Nasdaq Listing Rule 5605 (a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We retained EisnerAmper LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2012 and Deloitte & Touche LLP to audit our consolidated financial statements for the year ended December 31, 2011.

To ensure the independence of the firm selected to audit the Company’s annual consolidated financial statements, the audit committee of the Board of Directors has established a policy allowing it to review in advance and either approve or disapprove, any audit, audit-related, internal control-related, tax or non-audit service to be provided to us by EisnerAmper LLP and Deloitte & Touche LLP. Annually and generally, in the early part of each fiscal year, the audit committee will approve the engagement of the independent registered public accounting firm to perform the annual integrated audit of our consolidated financial statements and the effectiveness of our internal controls over financial reporting, and to review our interim consolidated financial statements.

Independent Registered Public Accounting Firm Fees

We were not billed fees for any professional services by EisnerAmper LLP in 2012 or 2011.  The aggregate fees billed for professional services by Deloitte & Touche LLP in 2012 and 2011 for various services were:

Types of Fees	2012	2011
	(in thousands)
Audit Fees (1)	$208	$322
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$208	$322

(1)      Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, issuance of comfort letters and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.  Our independent registered public accounting firm did not provide an annual attestation report on the effectiveness of the Company’s internal controls over financial reporting in 2012 and 2011 since it was not required.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     (1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of EpiCept Corporation and subsidiaries, the notes thereto and the related report thereon of independent registered public accounting firm are filed under Item 8 of this report.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

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

EPICEPT CORPORATION

By:	/s/ Robert W. Cook
Robert W. Cook
Interim President and Chief Executive Officer
March 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ Robert W. Cook	Director, Interim President and Chief Executive Officer, Chief Financial Officer	March 5, 2013
Robert W. Cook	(Principal Executive, Financial and Accounting Officer)

/s/ Alan W. Dunton	Director	March 5, 2013
Alan W. Dunton

/s/ Robert G. Savage	Director	March 5, 2013
Robert G. Savage

/s/ Keith L. Brownlie	Director	March 5, 2013
Keith L. Brownlie

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Epicept Corporation

Tarrytown, NY

We have audited the accompanying consolidated balance sheet of EpiCept Corporation and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EpiCept Corporation and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, insufficient working capital resources and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EISNERAMPER LLP

Edison, New Jersey

March 5, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Epicept Corporation

Tarrytown, NY

We have audited the accompanying consolidated balance sheet of EpiCept Corporation and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EpiCept Corporation and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 30,2012

EpiCept Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$172	$6,378
Restricted cash	909	—
Inventory	—	57
Prepaid expenses and other current assets	116	302
Total current assets	1,197	6,737
Restricted cash	—	70
Property and equipment, net	56	120
Long-term inventory	—	303
Deferred financing costs	75	291
Total assets	$1,328	$7,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$1,349	$1,123
Accrued research contract costs	120	929
Other accrued liabilities	2,043	1,281
Notes and loans payable, current portion	3,975	8,022
Deferred revenue, current portion	314	882
Total current liabilities	7,801	12,237
Deferred revenue	7,496	12,065
Deferred rent and other noncurrent liabilities	—	365
Total liabilities	15,297	24,667

Commitments and contingencies

Series A convertible preferred stock, $.0001 par value; 2,000 shares authorized and issued and 236 shares outstanding	—	—
Series B convertible preferred stock, $.0001 par value; 1,065 shares authorized, issued and outstanding	—	—
Common stock, $.0001 par value; authorized 225,000,000 shares; issued 93,645,376 shares and 71,003,667 shares at December 31, 2012 and 2011, respectively	9	7
Additional paid-in capital	236,886	218,955
Warrants	19,152	31,156
Accumulated deficit	(268,811)	(266,238)
Accumulated other comprehensive loss	(1,130)	(951)
Treasury stock, at cost (4,167 shares)	(75)	(75)
Total stockholders’ deficit	(13,969)	(17,146)
Total liabilities and stockholders’ deficit	$1,328	$7,521

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011
Revenue:
Net product sales	$583	$39
Licensing and other revenue	7,221	905
Total revenue	7,804	944

Costs and expenses:
Costs of goods sold	403	692
Selling, general and administrative	4,607	6,452
Research and development	3,400	7,853
Total costs and expenses	8,410	14,997
Loss from operations	(606)	(14,053)
Other income (expense):
Interest income	4	12
Foreign exchange gain (loss)	166	(340)
Interest expense (See note 2)	(1,199)	(1,271)
Warrant amendment expense	(936)	—
Other expense, net	(1,965)	(1,599)
Loss before income tax expense	(2,571)	(15,652)
Income tax expense	(2)	(4)
Net loss	$(2,573)	$(15,656)
Deemed dividends on convertible preferred stock	(3,550)	—
Loss attributable to common stockholders	$(6,123)	$(15,656)

Basic and diluted loss per common share	$(0.07)	$(0.23)
Weighted average common shares outstanding	84,458,376	68,313,381

Net loss	$(2,573)	$(15,656)
Other comprehensive income (loss), net of income tax expense:
Foreign currency translation adjustments	(179)	299
Other comprehensive income (loss), net of $0 income tax expense	(179)	299
Comprehensive loss	$(2,752)	$(15,357)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(In thousands, except share and per share amounts)

For the Years Ended December 31, 2011 and 2012

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Accumulated Other Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	(Loss) Income	Stock	Deficit
Balance at January 1, 2011	—	—	—	—	54,991,535	$5	$210,540	$27,227	$(250,582)	$(1,250)	$(75)	$(14,135)
Net loss	—	—	—	—	—	—	—	—	(15,656)	—	—	(15,656)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	299	—	299
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	16,001,924	2	7,485	3,385	—	—	—	10,872
Issuance of restricted common stock and restricted stock units, net	—	—	—	—	14,375	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	—	544	—	—	—	544
Amortization of deferred stock compensation	—	—	—	—	—	—	930	—	—	—	—	930
Balance at December 31, 2011	—	—	—	—	71,007,834	$7	$218,955	$31,156	$(266,238)	$(951)	$(75)	$(17,146)
Net loss	—	—	—	—	—	—	—	—	(2,573)	—	—	(2,573)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(179)	—	(179)
Issuance of Series A convertible preferred stock and warrants, net of issuance costs	2,000	—	—	—	—	—	1,268	575	—	—	—	1,843
Issuance of Series B convertible preferred stock and warrants, net of issuance costs	—	—	1,065	—	—	—	678	312	—	—	—	990
Beneficial conversion feature related to Series A convertible preferred stock	—	—	—	—	—	—	1,578	—	(1,578)	—	—	—
Beneficial conversion feature related to Series A convertible preferred stock	—	—	—	—	—	—	(1,578)	—	1,578	—	—	—
Beneficial conversion feature related to Series B convertible preferred stock	—	—	—	—	—	—	1,972	—	(1,972)	—	—	—
Beneficial conversion feature related to Series B convertible preferred stock	—	—	—	—	—	—	(1,972)	—	1,972	—	—	—
Conversion of Series A convertible preferred stock	(1,764)	—	—	—	8,820,000	1	(1)	—	—	—	—	—
Warrant amendment expense	—	—	—	—	—	—	936	—	—	—	—	936
Issuance of restricted common stock, net	—	—	—	—	1,744,816	—	—	—	—	—	—	—
Exercise/expiration of warrants	—	—	—	—	12,076,893	1	14,358	(12,891)	—	—	—	1,468
Amortization of deferred stock compensation	—	—	—	—	—	—	692	—	—	—	—	692
Balance at December 31, 2012	236	$—	1,065	$—	93,649,543	$9	$236,886	$19,152	$(268,811)	$(1,130)	$(75)	$(13,969)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,573)	$(15,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62	129
Loss (gain) on disposal of assets, net	4	(5)
Foreign exchange (gain) loss	(166)	340
Stock-based compensation expense	692	930
Amortization and write-off of deferred financing costs and discount on loans	483	898
Warrant amendment expense	936	—
Excess inventory expense	—	660
Change in operating assets and liabilities:
Decrease (increase) in inventory	360	(16)
Decrease in prepaid expenses and other current assets	186	31
Increase (decrease) in accounts payable	225	(122)
(Decrease) increase in accrued research contract costs	(809)	70
Increase (decrease) in other accrued liabilities	763	(112)
Recognition of deferred revenue	(5,137)	(878)
Decrease in other liabilities	(365)	(271)
Net cash used in operating activities	(5,339)	(14,002)
Cash flows from investing activities:
Establishment of restricted cash in connection with senior term loan	(1,107)	—
Release of restricted cash in connection with senior term loan	268	—
Release of restricted cash in connection with conversion of 7.5556% convertible subordinated notes	—	118
Purchase of property and equipment	—	(26)
Proceeds from sale of property and equipment	—	5
Net cash (used in) provided by investing activities	(839)	97
Cash flows from financing activities:
Proceeds from exercise of warrants	1,468	—
Proceeds from issuance of preferred stock and warrants, net	2,833	—
Proceeds from issuance of common stock and warrants, net	—	10,872
Proceeds from loans and warrants	—	8,600
Repayment of loans	(4,314)	(1,350)
Debt issuance costs	—	(282)
Net cash (used in) provided by financing activities	(13)	17,840
Effect of exchange rate changes on cash and cash equivalents	(15)	8
Net increase (decrease) in cash and cash equivalents	(6,206)	3,943
Cash and cash equivalents at beginning of year	6,378	2,435
Cash and cash equivalents at end of year	$172	$6,378

Supplemental disclosure of cash flow information:
Cash paid for interest	$733	$646
Cash paid for income taxes	2	4
Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock into common stock	882	—
Beneficial conversion feature in connection with issuance of preferred stock	3,550	—
Unpaid financing costs	301	301

The accompanying notes are an integral part of these consolidated financial statements.

EPICEPT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012 and 2011

1. Organization and Description of Business

EpiCept is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of pain and cancer. The Company’s strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies.  In November 2012, the Company entered into a definitive merger agreement with Immune Pharmaceuticals Ltd.  The transaction is anticipated to close during the first half of 2013 and is subject to satisfaction of certain customary closing conditions, including the approval of a majority of EpiCept shareholders.

The combined entity, to be named Immune Pharmaceuticals, Inc., will be primarily focused on developing antibody therapeutics and other targeted drugs for the treatment of inflammatory diseases and cancer.  Immune’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis.   Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis.   The following results of operations and discussion of business is of EpiCept only and does not represent the combined entity.

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

The Company’s oncology compounds include crolibulinTM and Azixa®.  CrolibulinTM is a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with solid tumors that is currently in a Phase Ib/II clinical trial sponsored by the National Cancer Institute (“NCI”) to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (“ATC”).  Azixa®, an apoptosis inducer with VDA activity licensed by the Company to Myrexis, Inc. (“Myrexis”), as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  In August 2012, Myrexis elected to terminate the license agreement resulting in the reversion of all rights and licenses granted under the license agreement back to the Company.  In January 2013, the Company negotiated with Myrexis to license the Myriad patents and know-how as set forth in the License Agreement.  Under the agreement, the Company will be responsible for paying milestone payments and royalties to Myrexis if the Company decides to further develop Azixa® itself, or to share in milestones and royalties the Company receives from a partner in the event it out-licenses the drug candidate to a third party who successfully completes product development and obtains marketing approval.  The Company has no plans to pursue further development of Azixa® on its own.

Ceplene®, when used concomitantly with low-dose interleukin-2, or IL-2, is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission.  The Company sold all of its rights to Ceplene® in Europe and certain Pacific Rim countries and a portion of its remaining Ceplene® inventory to Meda AB for approximately $2.6 million in June 2012.  Ceplene® is licensed to MegaPharm Ltd. to market and sell in Israel, where it is currently available on a named-patient basis.  Following Ministry of Health approval of labeling and other technical matters, Megapharm Ltd. is expected to commence the commercial launch of Ceplene® in Israel.  The Company has retained its rights to Ceplene® in all other countries, including countries in North and South America, but at the current time have no plans to continue development.

The Company has prepared its consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and selling, general and administrative expenses, and to date it has not generated any significant revenues from the sale of products.  Since inception, the Company has incurred significant net losses each year.  As a result, the Company has an accumulated deficit of $268.8 million at December 31, 2012. The Company’s recurring losses from operations, insufficient working capital resources and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s losses have resulted principally from costs incurred in connection with its development activities and from selling, general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable.

The Company believes that its cash at December 31, 2012 of $0.2 million, plus the restricted cash held with its senior secured lender of $0.8 million and $0.3 million of net cash received from Immune in February 2013 through the issuance of approximately 2.3 million shares of the Company’s common stock, will be sufficient to fund the Company’s operations and meet its debt service requirements into the second quarter of 2013.  However, as the merger will not close before the need for additional funds, the Company will rely on Immune for such funding or seek other financing to obtain additional cash resources to fund operations. If such funding is insufficient or unavailable to the Company on a timely basis, the Company may be forced to further reduce expenses or curtail operations.

2.     Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of EpiCept Corporation and the Company’s 100%-owned subsidiaries,  Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH. All inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Estimates also affect the reported amounts of revenues and expenses during the reporting period, including stock —based compensation. Actual results could differ from those estimates.

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

Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.  The Company’s application of these standards requires subjective determinations and requires management to make judgments about the value of the individual elements and whether they are separable from the other aspects of the contractual relationship. The Company evaluates its collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, the Company recognizes revenue when the fee is fixed or determinable, collectibility is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, the Company’s application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship.  To date, the Company has determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities and, accordingly, does not treat them as a separate element. The Company recognizes revenue from non-refundable, upfront licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to the Company’s license with Endo, or ratably over either the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract, or the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis or 2) the expiration of the last EpiCept licensed patent as we do with respect to our license with DURECT, Myrexis and GNI, Ltd.

Proportional performance is measured based on costs incurred compared to total estimated costs to be incurred over the development period which approximates the proportion of the value of the services provided compared to the total estimated value over the development period. The proportional performance method currently results in revenue recognition at a slower pace than the ratable method as many of the Company’s costs are incurred in the latter stages of the development period. The Company periodically reviews its estimates of cost and the length of the development period and, to the extent such estimates change, the impact of the change is recorded at that time.  the Company increased the estimated development period with respect to its license with Endo by an additional twelve months to reflect additional time required to obtain clinical data from our partner during each of the years 2012 and 2011.

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

EpiCept chose early adoption of the milestone method of Revenue Recognition as defined in ASC 605-28, “Revenue Recognition -  Milestone Method” on a prospective basis as of January 1, 2010. Under this method of revenue recognition, the Company will recognize into revenue research-related milestone payments for which there is substantial uncertainty at the date the arrangement is entered into that the event will be achieved, when that event can only be achieved based in whole or in part on EpiCept’s performance or a specific outcome resulting from EpiCept’s performance and, if achieved, would result in additional payments being due to EpiCept. This accounting was applicable to research milestones under the license agreement entered into with Meda AB in 2010.

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

Share-Based Payments

The Company records stock-based compensation expense at fair value in accordance with the FASB issued ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”).  The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options.  The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10.  In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

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

Accounting for stock-based compensation granted by the Company requires fair value estimates of the equity instrument granted or sold. If the Company’s estimate of the fair value of stock-based compensation is too high or too low, it will have the effect of overstating or understating expenses. When stock-based grants are granted in exchange for the receipt of goods or services, the Company estimates the value of the stock-based compensation based upon the value of its common stock.

The Company issued approximately 0.1 million and 1.4 million stock options during the years 2012 and 2011, respectively, with varying vesting provisions to certain of its employees and directors.  Based on the Black-Scholes valuation method (volatility — 110.0%, risk free rate — 0.89%, dividends — zero, weighted average life — 5 years; forfeiture — 0%), for the grants issued in 2012, the Company estimated $28,000 of share-based compensation will be recognized as compensation expense over the vesting period, which was amortized over the weighted average remaining requisite service period of 1.0 year.  The Company recognized total share-based compensation of approximately $0.7 million and $0.9 million in 2012 and 2011, respectively, related to the options granted.  Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.

Following the departure of three former directors in August 2012, the Company agreed to extend the period during which they would be entitled to exercise certain vested stock options to purchase its common stock from three months following the effective date of their resignations to the expiration date of each option granted to each former director.  Additionally, all options and restricted stock units that were not vested on the date of their respective resignations will continue to vest.  The Company recorded compensation expense related to the modification of the exercise period and vesting period of $23,000 in 2012.

Foreign Exchange Gains and Losses

EpiCept’s 100%-owned subsidiary in Germany, EpiCept GmbH, is currently in liquidation. EpiCept GmbH performed certain commercialization activities on the Company’s behalf and has generally been unprofitable since its inception. Its functional currency is the euro. The process by which EpiCept GmbH’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period and balance sheet asset and liability accounts are translated at end of period exchange rates. Translation of the balance sheet in this manner affects the stockholders’ deficit account, referred to as the cumulative translation adjustment account. This account exists only in EpiCept GmbH’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.

Certain of the Company’s debt instruments, which were repaid in 2011, were denominated in euros.  Changes in the value of the euro relative to the value of the U.S. dollar affected the U.S. dollar value of the Company’s indebtedness at each reporting date as substantially all of its assets are held in U.S. dollars. These changes were recognized by the Company as a foreign currency transaction gain or loss, as applicable, and were reported in other expense or income in the Company’s consolidated statements of operations and comprehensive loss.

Research and Development Expenses

The Company expects that a large percentage of its future research and development expenses will be incurred in support of current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. The Company tests its product candidates in numerous preclinical studies for toxicology, safety and efficacy. The Company then conducts early stage clinical trials for each drug candidate. As the Company obtains results from clinical trials, it may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus resources on more promising product candidates or programs. Completion of clinical trials may take several years but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

Other than Ceplene®, none of the Company’s drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that its clinical data and that of its collaborators establish the safety and efficacy of our drug candidates. Furthermore, the Company’s strategy includes entering into collaborations with third parties to participate in the development and commercialization of its products.  In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under the Company’s control. The Company cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect its development plan or capital requirements.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” The Company files income tax returns in the U.S. federal jurisdiction, New York, California and Germany. The Company’s income tax returns for tax years after 2008 are still subject to review. Since the Company incurred losses in the past, all prior years that generated losses are open and subject to audit examination in relation to the losses generated from those years.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A full valuation allowance has been applied against the Company’s net deferred tax assets at December 31, 2012 and 2011,  because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets (See Note 11).

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2012 and 2011. Income tax expense for the years ended December 31, 2012 and 2011 is primarily due to minimum state and local income taxes.

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

	Year Ended December 31,
	2012	2011
Common stock options	2,530,864	4,418,602
Restricted stock units (unvested)	405,000	319,816
Shares issuable upon conversion of preferred stock	16,262,500	—
Shares issuable upon conversion of convertible debt	—	—
Warrants	25,115,796	32,534,119
Total shares excluded from calculation	44,314,160	37,272,537

Interest Expense

Interest expense consisted of the following:

	Year Ended December 31,
	2012	2011
	(in thousands)

Interest expense	$(726)	$(785)
Amortization of debt issuance costs and discount	(473)	(486)
Total interest expense	$(1,199)	$(1,271)

Amortization of debt issuance costs in 2012 and 2011 was primarily related to issuance costs in connection with the Company’s senior secured term loan that was entered into in May 2011.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Restricted Cash

The Company has lease agreements for the premises it occupies.  Letters of credit in lieu of lease deposits for leased facilities totaling $0.1 million are secured by restricted cash in the same amount at December 31, 2012 and 2011. The Company failed to make certain payments on its lease agreement for the premises located in San Diego, California in 2012. As a result, the landlord applied approximately $0.1 million to unpaid rent in 2012 (see Deferred Rent and Other Noncurrent Liabilities).

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

Inventory consists of the following:

	At December 31,
	2012	2011
	(in thousands)
Raw materials	$—	$158
Work-in-process	—	202
Finished goods	—	—
Total inventory	$—	$360

Recognized as:
Inventory	$—	$57
Long-term inventory	—	303

In June 2012, the Company sold its rights to Ceplene® in Europe and certain Pacific Rim countries, along with most of the remaining Ceplene® inventory, to Meda.  As a result, the Company is no longer maintaining inventory of Ceplene®.  The Company expensed $0.7 million of Ceplene® inventory in 2011 as it believed such inventory would not be sold prior to reaching its product expiration date.  The portion of inventory classified as long-term at December 31, 2011 was not expected to be realized in cash or sold or consumed during the normal operating cycle of the Company.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following:

	At December 31,
	2012	2011
	(in thousands)
Prepaid expenses	$43	$150
Prepaid insurance	53	84
Other	20	68
Total prepaid expenses and other current assets	$116	$302

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

Deferred Financing Costs

Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. Deferred financing costs were approximately $0.1 million and $0.3 million at December 31, 2012 and 2011, respectively.  Amortization expense was $0.5 million in each of the years 2012 and 2011.  Approximately $0.4 million of deferred financings costs related to a financing that was not completed were expensed to general and administrative expense in 2011.

Beneficial Conversion Feature of Certain Instruments

The convertible feature of certain financial instruments provide for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature (“BCF”). Pursuant to ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), the estimated fair value of the BCF is recorded as a dividend if it is related to preferred stock. Our Series A 0% Convertible Preferred Stock and Series B 0% Convertible Preferred Stock are each immediately convertible and contain a BCF.  Therefore, we initially recorded a BCF of approximately $1.9 million as a deemed dividend in 2012.  As the result of the Reset Offer in September 2012, we recorded an additional BCF of $1.6 million. (see Note 7).

Deferred Rent and Other Noncurrent Liabilities

Deferred rent and other noncurrent liabilities represents deferred rent expense on our facilities in Tarrytown, NY and San Diego, CA.  In accordance with accounting principles generally accepted in the U.S., the Company recognizes rental expense, including tenant improvement allowances, on a straight-line basis over the life of the leases or useful life, whichever is shorter, irrespective of the timing of payments to or from the lessor.  The Company ceased use of its discovery research facility in San Diego, CA as a result of the Company’s decision to discontinue its drug discovery activities in 2009.  In accordance with ASC 420-10, “Exit or Disposal Cost Activities” (“ASC 420-10”), the Company recorded a liability of $0.8 million, included in research and development expense on the consolidated statements of operations and comprehensive loss, on the cease-use date based on the fair value of the costs that are expected to be incurred under the lease of the facility.  The fair value of the liability at the cease-use date was determined based on the remaining rental payments, reduced by estimated sublease rental income that could be reasonably obtained for the property. The Company had deferred rent of $0.3 million and $0.4 million at December 31, 2012 and 2011, respectively, that is being amortized through October 2013.

Impairment of Long-Lived Assets

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of property and equipment at December 31, 2012.

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

Accumulated Other Comprehensive Loss

The Company’s only element of accumulated other comprehensive loss was foreign currency translation adjustments of ($1.1) million and ($1.0) million at December 31, 2012 and 2011, respectively.

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

The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	At December 31,
	2012		2011
	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
	(In millions)
Non-convertible loans	$4.1	$4.0	$8.4	$8.3

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” which amends ASC 220, “Comprehensive Income”.  ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted the provisions of ASU 2011-05 on a retrospective basis in the year ended December 31, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.  In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on our consolidated financial statements.

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

3. License Agreements

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

The Company sold all of its rights to Ceplene® in the territories previously licensed to Meda for $2.0 million in June 2012.  In addition, Meda purchased a portion of the Company’s remaining Ceplene® inventory for approximately $0.6 million and Meda has assumed all of EpiCept’s ongoing responsibilities related to the manufacture and maintenance of the marketing authorization of Ceplene® in the European Union.  The Company recognized the $2.0 million payment received from Meda as revenue in June 2012.  The Company recognized $0.5 million of product revenue and $0.1 million of expense reimbursement from the sale of existing Ceplene® inventory in June 2012, since approximately $0.1 million of the amount purchased by Meda related to the Company’s purchase of Proleukin® that was previously recorded as clinical trial expense. The Company has retained its rights to Ceplene® in all other countries, including countries in North and South America, but at the current time have no plans to continue development.

The Company recognized the remaining $3.8 million in deferred revenue from Meda relating to the original commercialization agreement in June 2012 since the Company has no future performance obligations under the agreement.  The Company recognized revenue from the original commercialization agreement with Meda of approximately $4.1 million and $0.5 million in 2012 and 2011, respectively.  The Company recognized revenue relating to commercial sales of Ceplene® of approximately $0.6 million and $39,000 in 2012 and 2011, respectively.

Dalhousie University

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

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or an NDA for AmiKetTM is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent.  The Company incurred a maintenance fee of $0.5 million with Dalhousie in each of the years 2012 and 2011.  These payments were expensed to research and development in their respective years.

Myrexis, Inc.

In connection with its merger with Maxim Pharmaceuticals on January 4, 2006, EpiCept acquired a license agreement with Myrexis Inc. (“Myrexis”) under which the Company licensed the MX90745 series of caspase-inducer anti-cancer compounds to Myrexis.  The Company received a milestone payment of $1.0 million in March 2008, following dosing of the first patient in a Phase II registration sized clinical trial, which was deferred and was being recognized as revenue ratably over the life of the last to expire patent that expires in July 2024.

In August 2012, Myrexis elected to terminate its efforts to develop and commercialize any product under the license agreement. As a result of the termination of the license agreement, all rights and licenses granted under the license agreement by the Company to Myrexis have reverted to the Company.  In January 2013, the Company negotiated with Myrexis to license the Myriad patents and know-how as set forth in the License Agreement.  Under the agreement, the Company will be responsible for paying milestone payments and royalties to Myrexis if the Company decides to further develop Azixa®.  The Company is not planning to develop Azixa® at this time.  The Company therefore recognized the remaining $0.7 million in deferred revenue from Myrexis relating to the license agreement in 2012 since the Company has no future performance obligations under the agreement.  The Company recorded revenue from Myrexis of approximately $0.8 million and $0.1 million in 2012 and 2011, respectively.

DURECT Corporation

The Company entered into a license agreement with DURECT Corporation (“DURECT”) in December 2006, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. The Company amended its license agreement with DURECT in September 2008.  Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life.  The Company recorded revenue from DURECT of approximately $0.3 million in each of the years 2012 and 2011.

Endo Pharmaceuticals Inc.

The Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) in December 2003, under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. The Company recorded revenue from Endo of approximately $33,000 and $27,000 in 2012 and 2011, respectively.

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

Shire BioChem

The Company entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) in March 2004 and as amended in January 2005, which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreement, all rights and obligations of the parties under the July 2000 agreement were terminated and Shire BioChem agreed to assign and/or license to the Company rights it owned under or shared under the prior research program. The agreement did not require any up-front payments, however, the Company is required to provide Shire Biochem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales. A license fee of $0.5 million that became payable to Shire BioChem as a result of the commencement of a Phase I clinical trial for crolibulinTM in December 2006, and approximately $0.2 million in accrued interest, was reversed to research and development expense in 2012 as the Company believes that this amount is not due at December 31, 2012.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
	(in thousands)
Furniture, office and laboratory equipment	$582	$1,002
Leasehold improvements	760	763
	1,342	1,765
Less accumulated depreciation	(1,286)	(1,645)
	$56	$120

Depreciation expense was approximately $0.1 million in each of the years 2012 and 2011, respectively.  The Company sold excess equipment resulting in a (loss) gain of ($4,000) and $5,000 in 2012 and 2011, respectively.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31
	2012	2011
	(in thousands)
Accrued professional fees	$304	$345
Accrued salaries and employee benefits	465	285
Unpaid financing costs	301	301
Accrued rent	916	—
Other accrued liabilities	57	350
	$2,043	$1,281

6.     Notes, Loans and Financing

The Company is a party to several loan agreements in the following amounts:

	December 31
	2012	2011
	(in thousands)
July 2006 note payable due July 1, 2012(1)	$—	$62
May 2011 senior secured term loan due May 27, 2014 (2)	4,071	8,323
Total notes and loans payable, before debt discount	4,071	8,385
Less: Debt discount	(96)	(363)
Total notes and loans payable	3,975	8,022

Notes and loans payable, current portion	3,975	8,022
Notes and loans payable, long-term	$—	$—

(1)     The Company entered into a six-year non-interest bearing promissory note in the amount of $0.8 million with Pharmaceutical Research Associates, Inc., (“PRA”) in July 2006  as compensation for PRA assuming liability on a lease of premises in San Diego, CA. The fair value of the note (assuming an imputed 11.6% interest rate) was $0.6 million and broker fees amounted to $0.2 million at issuance. The note is payable in seventy-two equal installments of $11,000 per month and was fully repaid in June 2012.

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

The Company allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years.  The Company recognized approximately $0.3 million and $0.2 million of non-cash interest expense in 2012 and 2011, respectively, related to the accretion of the debt discount.

The Company entered into a consent agreement with Midcap in June 2012 with respect to the sale of its Ceplene® asset to Meda.  As a result of entering into this consent agreement, the Company paid Midcap $0.8 million as a partial payment of principal on the loan in return for Midcap’s release of security interest in certain assets sold to Meda.

The Company entered into an amendment to the loan agreement with Midcap in August 2012.  The amendment was not a result of a default under the loan agreement.  Under the amendment, the Company agreed to make a principal prepayment of $1.2 million, which approximates the scheduled principal payments due under the loan agreement from September 1, 2012 through December 31, 2012. As a result of the prepayment, the current principal balance of the loan was reduced to $4.1 million. In light of the anticipated merger with Immune, Midcap has indicated its willingness to restructure the loan upon the closing of the merger.  Negotiations are continuing. The Company will continue to make monthly payments of interest to Midcap as per the loan agreement.

The Company also agreed, pursuant to the amendment, to maintain a cash balance of $1.1 million in a bank account that is subject to the security interest maintained by Midcap under the loan agreement. Midcap deducted interest payable under the loan agreement and advanced the Company $0.1 million to cover operating expenses in 2012, resulting in a cash balance of $0.8 million at December 31, 2012.  Further, the Company committed to signing a definitive agreement, acceptable to Midcap, by November 15, 2012 with respect to a sale or partnering transaction (which the Company satisfied by entering into a definitive merger agreement with Immune Pharmaceuticals, Ltd. on November 8, 2012).

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

Contractual principal payments due on loans and notes payable are as follows:

Year Ending	At December 31, 2012
(in thousands)
2013	3,329
2014	742
Total	$4,071

7. Preferred Stock

The Company has authorized 5.0 million preferred shares, of which 2,000 shares have been designated as Series A preferred stock and 1,065 shares have been designated as Series B preferred stock as of December 31, 2012.  No shares of preferred stock were issued and outstanding as of December 31, 2011.

Series A 0% Convertible Preferred Stock (“Series A Preferred”)

The Company issued 2,000 shares of Series A Preferred at a price of $1,000 per share and warrants to purchase 5.0 million shares of the Company’s common stock in February 2012 for net proceeds of approximately $1.8 million, net of $0.2 million in transactions costs.  The Shares of Series A Preferred are convertible into an aggregate of 10.0 million shares of the Company’s common stock. Each share of Series A Preferred is convertible, at the option of the holder thereof, into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) determined by dividing the stated value of such share of Series A Preferred, which is initially $1,000, by the conversion price. The initial conversion price, which is subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions but not as a result of future transactions at lower prices, was $0.20. The Series A Preferred has no voting rights. Holders of Series A Preferred are entitled to receive dividends (on an as-if-converted-to-common-stock basis) equal to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. Upon any liquidation, dissolution or winding-up of the company, whether voluntary or involuntary (a liquidation) other than a Fundamental Transaction or Change of Control Transaction (as defined in the Certificate of Designation), the holders of the Series A Preferred shall be entitled to receive out of the assets an amount equal to the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the Certificate of Designation, for each share of Series A Preferred before any distribution or payment shall be made to the holders of any junior securities.

The Warrants had an initial exercise price of $0.20 per share, were immediately exercisable, and had a term of five years from the date of issuance. The exercise price and number of shares issuable upon exercise of the warrants were subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions but not as a result of future transactions at lower prices.  The Company allocated the $2.0 million in gross proceeds between the preferred stock and the warrants based on their relative fair values.  Based on the Black-Scholes option pricing model (volatility — 110%, risk free rate — 0.82%, dividends — zero, weighted average life — 5 years), we allocated approximately $0.6 million to the warrants.  The warrants met the requirements of and were being accounted for as equity in accordance with ASC 815-40.

The convertible feature of the Series A Preferred provides for a rate of conversion that is below market value at the commitment date. Such feature is normally characterized as a BCF. Pursuant to ASC 470-20, the estimated fair value of the BCF is recorded as a dividend if it is related to preferred stock. The Series A Preferred is immediately convertible and contains a BCF.  Therefore, the Company recorded a BCF of approximately $1.2 million as a deemed dividend in 2012.

In September 2012, the Company agreed to reduce the conversion price of the Series A Preferred, which was originally convertible at $0.20 per share, to $0.08 per share.  The Company also reduced the exercise price of its outstanding common stock purchase warrants that were issued in connection with the Series A Preferred, exercisable for 5.0 million shares of common stock, from $0.20 per share to $0.10 per share.  The reduction in conversion price of the Company’s Series A Preferred and exercise price of the common stock purchase warrants resulted in approximately $0.4 million being recorded as a deemed dividend in 2012.

As of December 31, 2012, 1,764 shares had been converted into approximately 8.8 million shares of the Company’s common stock. As a result, 236 shares remained outstanding at December 31, 2012.  If all of the Series A Preferred shares that remain outstanding are converted, an additional 3.0 million shares of common stock will be issued.

Series B 0% Convertible Preferred Stock (“Series B Preferred”)

The Company issued 1,065 shares of Series B Preferred at a price of $1,000 per share and warrants to purchase approximately 3.1 million shares of the Company’s common stock in April 2012 for net proceeds of approximately $1.0 million, net of $0.1 million in transactions costs.  The Shares of Series B Preferred are convertible into an aggregate of approximately 6.3 million shares of the Company’s common stock. Each share of Series B Preferred is convertible, at the option of the holder thereof, into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) determined by dividing the stated value of such share of Series B Preferred, which is initially $1,000, by the conversion price. The initial conversion price, which is subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions but not as a result of future transactions at lower prices, is $0.17. The Series B Preferred has no voting rights. Holders of Series B Preferred are entitled to receive dividends (on an as-if-converted-to-common-stock basis) equal to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. Upon any liquidation, dissolution or winding-up of the company, whether voluntary or involuntary (a liquidation) other than a Fundamental Transaction or Change of Control Transaction (as defined in the Certificate of Designation), the holders of the Series B Preferred shall be entitled to receive out of the assets an amount equal to the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the Certificate of Designation, for each share of Series B Preferred before any distribution or payment shall be made to the holders of any junior securities.

The Warrants had an initial exercise price of $0.17 per share, were immediately exercisable, and had a term of five years from the date of issuance. The exercise price and number of shares issuable upon exercise of the warrants were subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions but not as a result of future transactions at lower prices.  The Company allocated the $1.1 million in gross proceeds between the preferred stock and the warrants based on their relative fair values.  Based on the Black-Scholes option pricing model (volatility — 110%, risk free rate — 1.01%, dividends — zero, weighted average life — 5 years), we allocated approximately $0.3 million to the warrants.  The warrants met the requirements of and were being accounted for as equity in accordance with ASC 815-40.

The convertible feature of the Series B Preferred provide also contains a BCF, which the Company recorded as a deemed dividend of approximately $0.8 million in 2012.

In September 2012, the Company agreed to reduce the conversion price of the Series B Preferred to $0.08 per share.  The Company also reduced the exercise price of its outstanding common stock purchase warrants that were issued in connection with the Series B Preferred, exercisable for approximately 3.1 million shares of common stock, from $0.17 per share to $0.10 per share.  The reduction in conversion price of the Series B Preferred and exercise price of the common stock purchase warrants resulted in approximately $1.2 million being recorded as a deemed dividend in 2012.

As of December 31, 2012 all 1,065 shares remained outstanding.  In January 2013, all 1,065 shares were converted into approximately 13.3 million shares of the Company’s common stock.

8. Common Stock and Common Stock Warrants

On September 24, 2012, the Company reduced the exercise price of its outstanding common stock purchase warrants that were issued in registered direct offerings that closed on February 10, 2012 and April 2, 2012, exercisable for an aggregate of 8,132,353 shares of common stock. The exercise price for all of the warrants was reduced to $0.10 per share. The Warrants issued in February 2012 had an original exercise price of $0.20 per share, and those issued in April 2012 had an original exercise price of $0.17 per share.  All of the warrants were immediately exercised, resulting in proceeds of approximately $0.8 million in 2012.

Effective January 9, 2012, the Company reduced the exercise price and extended the expiration date of  its outstanding Series B common stock purchase warrants that were issued in a registered direct offering that closed on June 30, 2010.  The Series B warrants, which originally would have expired on the close of business on January 9, 2012, were exercisable for up to approximately 6.1 million shares of the Company’s common stock.  The exercise price was reduced from $1.64 per share to $0.20 per share subject to no further adjustment other than for stock splits and stock dividends and the expiration date was extended to the close of business on April 9, 2012.  The modification resulted in a warrant amendment expense of $0.9 million which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model (volatility — 110%, risk free rate — 0.01%, dividends — zero, weighted average life — 0.25 years).  Approximately 3.9 million warrants were exercised for proceeds of approximately $0.7 million in 2012.

The Company issued five-year common stock purchase warrants in the May 2011 Midcap financing, granting Midcap the right to purchase 1.1 million shares of the Company’s common stock at an exercise price of $0.63 per share. The warrants issued to Midcap met the requirements of and are being accounted for as equity in accordance with ASC 815-40. The fair value of the warrants was $0.5 million using the Black-Scholes option pricing model (volatility — 110%, risk free rate — 1.71%, dividends — zero, weighted average life — 5.0 years).

The Company raised $4.6 million in gross proceeds, $4.3 million net of $0.3 million in transaction costs, in March 2011 through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities.  Approximately 7.1 million shares of the Company’s common stock were sold at a price of $0.65 per share.  Five year common stock purchase warrants were issued to investors and the placement agent granting them the right to purchase approximately 5.3 million and 0.4 million shares of the Company’s common stock at an exercise price of $0.72 and $0.8125 per share, respectively.  The Company allocated the $4.6 million in gross proceeds between the common stock and the warrants based on their relative fair values.  Based on the Black-Scholes option pricing model (volatility — 110%, risk free rate — 2.20%, dividends — zero, weighted average life — 5 years), we allocated approximately $1.7 million of this amount to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

The Company raised $7.1 million in gross proceeds, $6.6 million net of $0.5 million in transaction costs, in February 2011 through a public offering of common stock and common stock purchase warrants registered pursuant to a shelf registration statement on Form S-3 registering the issuance and sale of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, convertible debt securities and/or warrants to purchase the Company’s securities.  Approximately 8.9 million shares of the Company’s common stock were sold at a price of $0.80 per share.  Five year common stock purchase warrants were issued to investors and the placement agent granting them the right to purchase approximately 3.6 million and 0.4 million shares of the Company’s common stock at an exercise price of $0.75 and $1.00 per share, respectively.  The Company allocated the $7.1 million in gross proceeds between the common stock and the warrants based on their relative fair values.  Based on the Black-Scholes option pricing model (volatility — 110%, risk free rate — 2.29%, dividends — zero, weighted average life — 5 years), we allocated approximately $1.7 million of this amount to the warrants. The warrants meet the requirements of and are being accounted for as equity in accordance with ASC 815-40.

9. Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under agreements through 2014 accounted for as operating leases. The leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. The Company leases approximately 4,000 square feet located at 777 Old Saw Mill River Road, Tarrytown, NY that expires in May 2013.  The Company also leases approximately 23,500 rentable square feet of laboratory and office space in San Diego, California that expires in October 2013.  The Company defaulted on this lease by ceasing  to make the monthly rent payments and is attempting to sublease.  The Company renewed its lease in Munich, Germany in January 2011, through July 2014 and terminated the lease in December 2012 in connection with the liquidation of EpiCept GmbH.  Rent expense approximated $1.1 million for each of the years ended December 31, 2012 and 2011. Future minimum rental payments under non-cancelable operating leases is approximately $0.8 million through 2013.

Consulting Contracts and Employment Agreements

The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements.  The Company may be required to make future milestone payments as of December 31, 2012, totaling approximately $1.7 million, under these agreements, of which approximately $0.5 million is payable during 2013 and approximately $1.2 million is payable from 2014 through 2016. The Company is obligated to make future royalty payments to three of its collaborators under existing license agreements, including one based on net sales of Ceplene® one based on net sales of AmiKetTM and one based on net sales of crolibulinTM, to the extent revenues on such products are realized. Under the Company’s agreement with Dalhousie University, the Company is obligated to pay an annual maintenance fee so long as no commercial product sales have occurred and the Company desires to maintain its rights under the license agreement.  The Company incurred a maintenance fee of $0.5 million with Dalhousie in each of the years 2012and 2011.

The Company’s Board of Directors ratified the employment agreements between the Company and its chief executive officer and chief financial officer dated as of October 28, 2004. The employment agreements covered the term through December 31, 2010, and provide for base salary, discretionary compensation, stock option awards, and reimbursement of reasonable expenses in connection with services performed under the employment agreements. The agreements also compensate such officers in the event of their death or disability, termination without cause, or termination within one year of an initial public offering or a change of control, as defined in the respective employment agreements.  The Company’s chief executive officer resigned in August 2012 and the employment agreement with the chief financial officer was automatically renewed for another year, ending December 31, 2013.

Litigation

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

10. Share-Based Payments

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan.  No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant.  The Company records stock-based compensation expense at fair value.  The Company’s Board of Directors granted approximately 0.1 million options to purchase common stock at an exercise price of $0.35 per shares and 0.1 million shares of restricted stock to a member of its board of directors and approximately 2.8 million restricted stock units to certain employees and directors in 2012.  The Company estimates that $0.5 million of stock based compensation related to 2012 restricted stock, restricted stock units and stock options granted will be recognized as compensation expense over the vesting period.

The following table presents the total employee, board of directors and third party stock-based compensation expense resulting from the issuance of stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan included in the consolidated statement of operations and comprehensive loss:

	Years Ended December 31,
	2012	2011
	(in thousands)
General and administrative	$410	$685
Research and development	282	245
Stock-based compensation costs before income taxes	692	930
Benefit for income taxes (1)	—	—
Net compensation expense	$692	$930

(1)      The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

Summarized information for stock option grants in 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	4,418,602	$4.77
Granted	100,000	0.35
Exercised	—	—
Forfeited	(1,945,496)	5.27
Expired	(42,242)	20.94
Options outstanding at December 31, 2012	2,530,864	$3.94	6.45	$—
Vested or expected to vest at December 31, 2012	2,483,405	$4.00	6.15	$—
Options exercisable at December 31, 2012	2,056,274	$4.60	6.15	$—

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable at December 31, 2012	Weighted- Average Exercise Price
$0.35 — 1.89	1,617,412	7.21 years	$1.08	1,194,282	$0.82
2.11 — 4.89	610,457	6.12 years	$2.93	558,997	$2.76
6.00 — 10.20	66,255	3.84 years	$8.07	66,255	$8.07
17.52 — 24.12	214,300	2.99 years	$17.69	214,300	$17.69
33.84 — 141.21	22,440	0.81 years	$94.68	22,440	$94.68
	2,530,864		$3.94	2,056,274	$4.60

There were no stock option exercises in each of the years 2012 and 2011.

The weighted-average fair value of the stock option awards granted to employees was $0.28 and $0.73 in 2012 and 2011, respectively, and was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	2012	2011
Expected life	5 years	5 years
Expected volatility	110.0%	110.0%
Risk-free interest rate	0.89%	1.93% to 2.06%
Dividend yield	0%	0%

The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10.  In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. The Company used its historical volatility rate in 2012 and 2011, as management believes that this rate will be representative of future volatility over the expected term of the options.  The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

Pre-vesting forfeitures. Estimates of pre-vesting option forfeitures are based on the Company’s experience. Currently, the Company uses a forfeiture rate of 0%. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Following the departure of three former directors in August 2012, the Company agreed to extend the period during which they would be entitled to exercise certain vested stock options to purchase the Company’s common stock from three months following the effective date of their resignations to the expiration date of each option granted to each former director.  Additionally, all options and restricted stock units that were not vested on the date of their respective resignations will continue to vest.  The Company recorded compensation expense related to the modification of the exercise period and vesting period of $23,000 in 2012.

Following the departure of a former director in 2011, the Company agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase the Company’s common stock from three months following the effective date of his resignation, June 14, 2011, to the expiration date of each option granted to the former director.   Additionally, all options that were not vested on the date of his resignation will continue to vest.  The Company recorded compensation expense related to the modification of the exercise period and vesting period of $32,000 in the second quarter of 2011.  Additional compensation expense of $30,000 was recognized.

The total remaining unrecognized compensation cost related to non-vested stock options, restricted stock and restricted stock units amounted to $0.2 million at December 31, 2012, which will be amortized over the weighted-average remaining requisite service period of 1.4 years.

Restricted Stock

Restricted stock was issued to a certain non-employee member of the Company’s Board of Directors in 2012, which entitled the holder to receive approximately 0.1 million shares of the Company’s common stock upon achieving certain objectives within a one year vesting period, which was achieved and vested in 2012.  This restricted stock grant was accounted for at fair value at the date of grant and an expense was recognized during the vesting term.  No restricted stock was issued in 2011.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors in 2012 and 2011, which entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the one year, two year or four year vesting term.  This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term.

Summarized information for restricted stock unit grants in 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2011	319,816	$1.03
Granted	2,755,000	0.24
Vested	(1,669,816)	0.26
Forfeited	(1,000,000)	0.26
Nonvested at December 31, 2012	405,000	$0.16

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors on December 19, 2008, subject to stockholder approval, and was approved by the stockholders at the Company’s 2009 Annual Meeting held on June 2, 2009. The 2009 ESPP was effective on January 1, 2009 and a total of 1,000,000 shares of common stock have been reserved for sale. The 2009 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2009 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last trading day of the purchase period. The initial period commenced January 1, 2009 and ended on June 30, 2009.  Each subsequent offering period has had a six-month duration.

The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period.  The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model.

There were no shares issued under the 2009 ESPP in 2012 and 2011, so no expense was recorded.  A total of 78,267 shares have been issued under the 2009 ESPP as of December 31, 2012.

Warrants

The following table summarizes information about warrants outstanding at December 31, 2012:

	Options	Weighted Average Exercise Price
Warrants outstanding at December 31, 2011	32,534,119	$2.00
Issued	9,108,235	0.19
Exercised	(12,076,893)	0.13
Expired	(4,449,665)	3.24
Warrants outstanding at December 31, 2012	25,115,796	$1.64

11. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2012 and 2011. The change in the valuation allowance for the years ended December 31, 2012 and 2011 was a (decrease) increase of approximately $(2.7) million and $5.8 million, respectively.  The valuation allowance decreased during the year ended December 31, 2012 mainly because the gross deferred tax asset related to stock-based compensation was written down during the year due to the expiration of certain stock options.  Significant components of the Company’s deferred tax assets at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Patent costs	$544	$637
Stock-based compensation	2,274	5,583
Accrued liabilities — U.S.	97	282
Accrued liabilities — German	347	347
Deferred revenue	2,558	4,362
Fixed assets	732	749
Deferred rent	106	212
Other	248	6
Warrants	45	45
Inventory expense	0	595
Credits	3,709	3,693
Net operating loss carryforwards — U.S.	56,036	52,814
Net operating loss carryforwards — German	4,141	4,198
Total deferred tax assets	70,837	73,523
Valuation allowance	(70,837)	(73.523)
Net deferred taxes	$—	$—

A reconciliation of the federal statutory tax rate and the effective tax rates is as follows:

	For the Year Ended December 31,
	2012	2011
Statutory tax rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.5)	(5.5)
Equity-based compensation	145.3	0.7
German deferred tax adjustment	(0.6)	0.2
Other	(0.9)	1.7
Change in valuation allowance	(104.5)	36.9
Effective tax rate	(0)%	(0)%

The Company has approximately $297.6 million of net operating loss carryforwards (federal, state and German) and tax credit carryforwards of $3.7 million as of December 31, 2012. The Company reduced its tax attributes (NOL’s and tax credits) as a result of the Company’s ownership changes in 2009 and 2007 and the limitation placed on the utilization of its tax attributes as a substantial portion of the NOL’s and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the federal NOL’s were reduced by approximately $272.0 million and the tax credit carryforwards were reduced by approximately $7.3 million.

	December 31,
	2012	2011
	(in millions)
Federal NOL’s	$141.8	$134.2
State NOL’s	139.3	129.4
German NOL’s	16.5	16.7
Total NOL’s	$297.6	$280.3

	(in thousands)
Federal Credits	$498	$481
State Credits	3,211	3211
Total Credits	$3,709	$3,692

The Company’s federal NOL’s of $141.8 million and state NOL’s of $139.3 million begin to expire after 2012 up through 2032. The Company’s German NOL’s of $16.5 million do not expire. The Company’s federal and state tax credits of $3.7 million begin to expire in 2024 through 2032.

The Company follows the provisions of ASC 740, which prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.  There was no unrecognized tax benefit in the years ended December 31, 2012 and 2011.

12. Segment and Geographic Information

The Company operates as one reportable segment. The Company maintains development operations in the U.S. and Germany.  Geographic information is as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Revenue
U.S.	$7,801	$943
Germany	3	1
	$7,804	$944
Net loss
U.S.	$2,190	$14,606
Germany	383	1,050
	$2,573	$15,656
Total Assets
U.S.	$1,290	$7,457
Germany	38	64
	$1,328	$7,521
Long Lived Assets, net
U.S.	$55	$113
Germany	1	7
	$56	$120

13. Subsequent Events (Unaudited)

All 1,065 shares of the Company’s Series B Preferred were converted into approximately 13.3 million shares of the Company’s common stock in January 2013.

The remaining 236 shares of the Company’s Series A Preferred were converted into approximately 3.0 million shares of the Company’s common stock in February 2013.

The Company received $0.3 million of net cash, from Immune in February 2013 through the issuance of approximately 2.3 million shares of its common stock .

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

3.4	Certificate of Designation of Series A 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 9, 2012).

3.5	Certificate of Designation of Series B 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed April 3, 2012).

3.6	Amendment to Certificate of Designation of Series A 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed October 2, 2012).

3.7	Amendment to Certificate of Designation of Series B 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to EpiCept Corporation’s Current Report on Form 8-K filed October 2, 2012).

3.8	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 18, 2010).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the EpiCept’s Corporation’s Registration Statement on Form S-1 (File No. 333-121938) (the “EpiCept Form S-1”)).

4.2	Convertible Debenture due April 10, 2009 (incorporated by reference to Exhibit 4.1 to EpiCept Corporation’s Current Report on Form 8-K, filed December 9, 2008).

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

10.64

Asset Purchase Agreement, dated June 18, 2012, by and among Meda AB, EpiCept Corporation and EpiCept GmbH (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 21, 2012).

10.65

Asset Purchase Agreement, dated June 18, 2012, by and among Meda Pharma SARL, EpiCept Corporation and Maxim Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed June 21, 2012).

10.66

Termination Agreement, dated June 18, 2012, by and among Meda AB, Meda Pharma GmbH & Co. KG, EpiCept Corporation and EpiCept GmbH (incorporated by reference to Exhibit 10.3 to EpiCept Corporation’s Current Report on Form 8-K filed June 21, 2012).

10.67

Consent Agreement, dated June 18, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.4 to EpiCept Corporation’s Current Report on Form 8-K filed June 21, 2012).

10.68

Cooperation Agreement, dated June 18, 2012, by and among Meda AB, EpiCept Corporation and EpiCept GmbH (incorporated by reference to Exhibit 10.5 to EpiCept Corporation’s Current Report on Form 8-K filed June 21, 2012).

10.69

Termination of the Amended and Restated Employment Agreement, by and between EpiCept Corporation and John V. Talley, dated as of August 17, 2012 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on

Form 8-K filed August 23, 2012).

10.70

First Amendment to Loan and Security Agreement, dated August 27, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed August 31, 2012).

10.71

Reset Offer, dated September 24, 2012, by and among EpiCept Corporation and the holders of warrants issued in the Securities Purchase Agreements dated February 8, 2012 and March 28, 2012. (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed September 27, 2012).

10.72	Placement Agent Agreement, dated September 24, 2012 (incorporated by reference to Exhibit 10.2 to EpiCept Corporation’s Current Report on Form 8-K filed September 27, 2012).

10.73

Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, by and among EpiCept Corporation, EpiCept Israel Ltd. and Immune Pharmaceuticals Ltd.. (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed November 13, 2012).

10.74*	Amendment to Merger Agreement and Plan of Reorganization, dated as of November 27, 2012, by and between Immune Pharmaceuticals Ltd., EpiCept Corporation and Epicept Israel Ltd.

10.75

Amendment No. 2 to Merger Agreement and Plan of Reorganization, dated as of February 11, 2013, by and between Immune Pharmaceuticals Ltd., EpiCept Corporation and Epicept Israel Ltd. (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed February 12, 2013).

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to the Notes to Consolidated Financial Statements included in Part II of this Report).

21.1*	List of Subsidiaries of EpiCept Corporation.

23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*

Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*

The following financial information from EpiCept Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012, and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, and December 31, 2011 (iii) Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2012, and December 31, 2011 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, and December 31, 2011, and (v) the Notes to Consolidated Financial Statements.

*             Filed herewith.

**      Furnished herewith.

†             Management contract or compensatory plan or arrangement

(c)      Financial Statements Schedules.

None.