Form 10-Q
period 2013-03-31
EPICEPT CORP
filed 2013-05-20
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 15, 2013 the Registrant had outstanding 113,754,030 shares of its $.0001 par value Common Stock.

Part I. Financial Information

Item 1. Financial Statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Cash and cash equivalents	$317	$172
Restricted cash	722	909
Prepaid expenses and other current assets	123	116
Total current assets	1,162	1,197
Property and equipment, net	49	56
Deferred financing costs	46	75
Total assets	$1,257	$1,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$1,740	$1,349
Accrued research contract costs	263	120
Other accrued liabilities	2,117	2,043
Notes and loans payable, net of discount	4,012	3,975
Deferred revenue	294	314
Total current liabilities	8,426	7,801
Deferred revenue, net of current portion	7,442	7,496
Total liabilities	15,868	15,297

Commitments and contingencies

Convertible preferred stock, par value $0.0001; 5,000,000 authorized
Series A — 2,000 shares authorized and issued; 0 shares outstanding	—	—
Series B — 1,065 shares authorized and issued; 0 shares outstanding	—	—
Common stock, $.0001 par value; authorized 225,000,000 shares; issued 113,063,576 shares and 93,645,376 shares at March 31, 2013 and December 31, 2012, respectively	11	9
Additional paid-in capital	238,665	236,886
Warrants	17,828	19,152
Accumulated deficit	(269,911)	(268,811)
Accumulated other comprehensive loss	(1,129)	(1,130)
Treasury stock, at cost (4,167 shares)	(75)	(75)
Total stockholders’ deficit	(14,611)	(13,969)
Total liabilities and stockholders’ deficit	$1,257	$1,328

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue:
Net product sales	$283	$5
Licensing and other revenue	93	236
Total revenue	376	241

Costs and expenses:
Costs of goods sold	143	1
Selling, general and administrative	810	1,430
Research and development	330	1,296
Total costs and expenses	1,283	2,727
Loss from operations	(907)	(2,486)

Other income (expense):
Interest income	—	2
Foreign exchange gain	—	256
Warrant amendment expense	—	(935)
Interest expense (see Note 3)	(188)	(363)
Other income (expense), net	(188)	(1,040)
Net loss before income taxes	(1,095)	(3,526)
Income tax expense	(5)	(2)
Net loss	$(1,100)	$(3,528)
Deemed dividends on convertible preferred stock	—	(1,175)
Loss attributable to common stockholders	$(1,100)	$(4,703)

Basic and diluted loss per common share	$(0.01)	$(0.06)
Weighted average common shares outstanding	106,638,450	77,056,424

Net loss	$(1,100)	$(3,528)
Other comprehensive income (loss), net of income tax expense:
Foreign currency translation adjustments	1	(264)
Other comprehensive income (loss), net of $0 income tax expense	1	(264)
Comprehensive loss	$(1,099)	$(3,792)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Accumulated Other Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	(Loss) Income	Stock	Deficit
Balance at December 31, 2012	236	$—	1,065	$—	93,649,543	$9	$236,886	$19,152	$(268,811)	$(1,130)	$(75)	$(13,969)
Net loss	—	—	—	—	—	—	—	—	(1,100)	—	—	(1,100)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1	—	1
Issuance of common stock, net of issuance costs	—	—	—	—	3,155,700	—	410	—	—	—	—	410
Conversion of Series A convertible preferred stock	(236)	—	—	—	2,950,000	1	(1)	—	—	—	—	—
Conversion of Series B convertible preferred stock	—	—	(1,065)	—	13,312,500	1	(1)	—	—	—	—	—
Expiration of warrants	—	—	—	—	—	—	1,324	(1,324)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	47	—	—	—	—	47
Balance at March 31, 2013	—	—	—	—	113,067,743	$11	$238,665	$17,828	$(269,911)	$(1,129)	$(75)	$(14,611)

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,100)	$(3,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	20
Foreign exchange loss (gain)	—	(256)
Stock-based compensation expense	47	245
Warrant amendment expense	—	935
Amortization and write-off of deferred financing costs and discount on loans	66	135
Changes in operating assets and liabilities:
Increase in inventory	—	(14)
Increase in prepaid expenses and other current assets	(7)	(6)
Increase (decrease) in accounts payable	390	(76)
Increase (decrease) in accrued research contract costs	143	(188)
Increase (decrease) in other accrued liabilities	73	(55)
Recognition of deferred revenue	(74)	(223)
Decrease in other liabilities	—	(58)
Net cash used in operating activities	(454)	(3,069)
Cash flows from investing activities:
Release of restricted cash	187	—
Net cash provided by investing activities	187	—
Cash flows from financing activities:
Proceeds from exercise of warrants	—	783
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	1,861
Proceeds from issuance of common stock, net of issuance costs	410	—
Repayment of loans	—	(863)
Net cash provided by financing activities	410	1,781
Effect of exchange rate changes on cash and cash equivalents	1	(9)
Net increase (decrease) in cash and cash equivalents	145	(1,297)
Cash and cash equivalents at beginning of year	172	6,378
Cash and cash equivalents at end of period	$317	$5,081

Supplemental disclosure of cash flow information:
Cash paid for interest	$117	$236
Cash paid for income taxes	5	2
Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to common stock	2	1
Beneficial conversion feature in connection with issuance of preferred stock	—	1,175
Unpaid costs associated with issuance of preferred stock	—	28
Unpaid financing costs	301	301

The accompanying notes are an integral part of these consolidated financial statements.

EpiCept Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

EpiCept is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of pain and cancer. The Company’s strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies.  In November 2012, the Company entered into a definitive merger agreement with Immune Pharmaceuticals Ltd. (“Immune”), and we recently filed a preliminary proxy statement that contains details on Immune and the merger.  The transaction is anticipated to close during the third quarter  of 2013 and is subject to satisfaction of certain customary closing conditions, including the approval of a majority of EpiCept shareholders.

The combined entity, to be named Immune Pharmaceuticals, Inc., will be primarily focused on developing antibody therapeutics and other targeted drugs for the treatment of inflammatory diseases and cancer.  Immune’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis.  Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis.  The following results of operations and discussion of business is of EpiCept only and does not represent the prospective combined entity.

The Company’s lead compound is AmiKet™, a topical cream consisting of a patented combination of amitriptyline and ketamine that is in late stage development for the treatment of peripheral neuropathies.  In December 2011, the Company met with the Food and Drug Administration (“FDA”) and was granted permission by the FDA to begin Phase III clinical development.  Fast Track designation was granted in April 2012.   In June 2012, EpiCept announced that it had received formal scientific advice from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) for AmiKet’s clinical and nonclinical development and subsequent Marketing Authorization Approval (MAA).

The Company’s oncology compounds include crolibulinTM and Azixa®.  CrolibulinTM is a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with solid tumors that is currently in a Phase Ib/II clinical trial sponsored by the National Cancer Institute (“NCI”) to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (“ATC”).  Azixa®, an apoptosis inducer with VDA activity previously licensed by the Company to Myrexis, Inc. (“Myrexis”), as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  In August 2012, Myrexis elected to terminate the license agreement resulting in the reversion of all rights and licenses granted under the license agreement back to the Company.  In January 2013, the Company negotiated with Myrexis to license the Myriad patents and know-how as set forth in the License Agreement.  Under the agreement, the Company will be responsible for paying milestone payments and royalties to Myrexis if the Company decides to further develop Azixa® itself, or to share in milestones and royalties the Company receives from a partner in the event it out-licenses the drug candidate to a third party who successfully completes product development and obtains marketing approval.  The Company has no plans to pursue further development of Azixa® on its own.

Ceplene®, when used concomitantly with low-dose interleukin-2, or IL-2, is intended as remission maintenance therapy in the treatment of acute myeloid leukemia, or AML, for adult patients who are in their first complete remission.  The Company sold all of its rights to Ceplene® in Europe and certain Pacific Rim countries and a portion of its remaining Ceplene® inventory to Meda AB for approximately $2.6 million in June 2012.  Ceplene® is licensed to MegaPharm Ltd. to market and sell in Israel, where it is currently available on a named-patient basis.    The Company has retained its rights to Ceplene® in all other countries, including countries in North and South America, but at the current time has no plans to continue clinical development.

2. Basis of Presentation

The Company has prepared its condensed consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $269.9 million as of March 31, 2013. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable.

The Company had cash at March 31, 2013 of $0.3 million, plus the restricted cash held with its senior secured lender of $0.7 million and $0.1 million of net cash received from Immune in April and May 2013 through the issuance of approximately 0.7 million shares of the Company’s common stock and an additional $0.1 million in May 2013 by entering into a loan pursuant to the merger agreement with Immune.  However, as the merger will not close before the need for additional funds, the Company will rely on Immune for such funding or seek other financing to obtain additional cash resources to fund operations. If such funding is insufficient or unavailable to the Company on a timely basis, the Company may be forced to further reduce expenses or cease operations.

The condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2013 and 2012, the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2013 and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 and related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2012 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of March 31, 2013 and the results of operations and cash flows for the periods ended March 31, 2013 and 2012 have been made. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A full valuation allowance has been applied against the Company’s net deferred tax assets at March 31, 2013 and December 31, 2012,  because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarters ended March 31, 2013 and 2012. Income tax expense for the quarters ended March 31, 2013 and 2012 is primarily due to minimum state and local income taxes.

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

	March 31,
	2013	2012

Common stock options	2,277,989	4,428,048
Restricted stock units	405,000	2,508,750
Warrants	24,104,052	34,217,482
Total shares excluded from calculation	26,787,041	41,154,280

Interest Expense

Interest expense consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Interest expense	$(122)	$(239)
Amortization of debt issuance costs and discount	(66)	(124)
Interest and amortization of debt discount and expense	$(188)	$(363)

Amortization of debt issuance costs in 2013 and 2012 was primarily related to issuance costs in connection with the Company’s senior secured term loan that was entered into in May 2011.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Restricted Cash

The Company has lease agreements for the premises it occupies.  A letter of credit in lieu of a lease deposit for leased facilities totaling $0.1 million was secured by restricted cash in the same amount at December 31, 2012.              The letter of credit was not renewed in 2013, resulting in the release of restricted cash totaling $0.1 million.  The Company failed to make certain payments on its lease agreement for the premises located in San Diego, California in 2012. As a result, the landlord applied approximately $0.1 million to unpaid rent in 2012 (see Deferred Rent and Other Noncurrent Liabilities).

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Prepaid expenses	$36	$43
Prepaid insurance	75	53
Other	12	20
Total prepaid expenses and other current assets	$123	$116

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

Deferred Financing Costs

Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. Deferred financing costs were approximately $46,000 and $0.1 million at March 31, 2013 and December 31, 2012, respectively.  Amortization expense was $0.1 million for each of the three months ended March 31, 2013 and 2012, respectively.

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

Deferred Rent and Other Noncurrent Liabilities

Deferred rent and other noncurrent liabilities represents deferred rent expense on our facilities in Tarrytown, NY and San Diego, CA.  In accordance with accounting principles generally accepted in the U.S., the Company recognizes rental expense, including tenant improvement allowances, on a straight-line basis over the life of the leases or useful life, whichever is shorter, irrespective of the timing of payments to or from the lessor.  The Company ceased use of its discovery research facility in San Diego, CA as a result of the Company’s decision to discontinue its drug discovery activities in 2009.  In accordance with ASC 420-10, “Exit or Disposal Cost Activities” (“ASC 420-10”), the Company recorded a liability of $0.8 million, included in research and development expense on the consolidated statements of operations and comprehensive loss, on the cease-use date based on the fair value of the costs that are expected to be incurred under the lease of the facility.   The fair value of the liability at the cease-use date was determined based on the remaining rental payments, reduced by estimated sublease rental income that could be reasonably obtained for the property. The

Company had deferred rent of $0.1 million and $0.3 million at March 31, 2013 and December 31, 2012, respectively, that is being amortized through October 2013.

Impairment of Long-Lived Assets

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of property and equipment at March 31, 2013.

Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”).  ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company does not have derivatives in the current quarter and has not entered into hedging activities to date.

Accumulated Other Comprehensive Loss

The Company’s only element of accumulated other comprehensive loss was foreign currency translation adjustments of ($1.1) million at March 31, 2013 and December 31, 2012.

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

The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
	(In millions)
Non-convertible loans	$4.1	$4.0	$4.1	$4.0

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” which amends ASC 220, “Comprehensive Income”.  ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted the provisions of ASU 2011-05 on a retrospective basis in the year ended December 31, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.  In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

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

The Company recognized the remaining $3.8 million in deferred revenue from Meda relating to the original commercialization agreement in June 2012 since the Company has no future performance obligations under the agreement.  The Company recognized revenue from the original commercialization agreement with Meda of approximately $0 and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.  The Company recognized revenue relating to commercial sales of Ceplene® of approximately $0.3 million and $5,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or an NDA for AmiKetTM is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent.  The Company incurred a maintenance fee of $0.5 million with Dalhousie in 2012, of which $0.4 million is still currently payable.  These payments were expensed to research and development in their respective years.

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

In August 2012, Myrexis elected to terminate its efforts to develop and commercialize any product under the license agreement. As a result of the termination of the license agreement, all rights and licenses granted under the license agreement by the Company to Myrexis have reverted to the Company.  In January 2013, the Company negotiated with Myrexis to license the Myriad patents and know-how as set forth in the License Agreement.  Under the agreement, the Company will be responsible for paying milestone payments and royalties to Myrexis if the Company decides to further develop Azixa®.  The Company is not planning to develop Azixa® at this time.  The Company therefore recognized the remaining $0.7 million in deferred revenue from Myrexis relating to the license agreement in 2012 since the Company has no future performance obligations under the agreement.   The Company recorded revenue from Myrexis of approximately zero and $15,000 for the three months ended March 31, 2013 and 2012, respectively.

DURECT Corporation (DURECT)

The Company entered into a license agreement with DURECT Corporation (“DURECT”) in December 2006, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. The Company amended its license agreement with DURECT in September 2008.  Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life.  The Company recorded revenue from DURECT of approximately $0.1 million for each of the three months ended March 31, 2013 and 2012.

Endo Pharmaceuticals Inc. (Endo)

The Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) in December 2003, under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. The Company recorded revenue from Endo of approximately $3,000 and $10,000 for each of the three months ended March 31, 2013 and 2012, respectively.

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

Shire BioChem

The Company entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) in March 2004 and as amended in January 2005, which had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts. Under the agreement, all rights and obligations of the parties under the July 2000 agreement were terminated and Shire BioChem agreed to assign and/or license to the Company rights it owned under or shared under the prior research program. The agreement did not require any up-front payments, however, the Company is required to provide Shire Biochem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales. A license fee of $0.5 million that became payable to Shire BioChem as a result of the commencement of a Phase I clinical trial for crolibulinTM in December 2006, and approximately $0.2 million in accrued interest, was reversed to research and development expense in 2012 as the Company believed that this amount is no longer due.

5. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Furniture, office and laboratory equipment	$582	$582
Leasehold improvements	760	760
	1,342	1,342
Less accumulated depreciation	(1,293)	(1,286)
	$49	$56

Depreciation expense was approximately $8,000 and $20,000 for the three months ended March 31, 2013 and 2012, respectively.

6. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)

Accrued professional fees	$373	$304
Accrued salaries and employee benefits	368	465
Accrued financing costs	301	301
Accrued rent	1,013	916
Other accrued liabilities	62	57
Total other accrued liabilities	$2,117	$2,043

7.     Notes, Loans and Financing

The Company is party to a  loan agreement as follows::

	March 31, 2013	December 31, 2012
	(in thousands)

May 2011 senior secured term loan due May 27, 2014 (1)	4,071	4,071
Total notes and loans payable, before debt discount	4,071	4,071
Less: Debt discount	(59)	(96)
Total notes and loans payable	$4,012	$3,975

Notes and loans payable, current portion	$4,012	$3,975
Notes and loans payable, long-term	—	—

(1)         The Company entered into a senior secured term loan in the amount of $8.6 million with Midcap Financial, LLC., (“Midcap”) in May 2011.  The Company had the option to borrow an additional $2.0 million from Midcap on or before December 31, 2011 upon meeting certain conditions, including the commencement of a Phase III clinical trial, which it did not exercise. The interest rate on the loan is 11.5% per year. The Company incurred approximately $0.1 million in issuance costs in connection with the loan and is required to pay a $0.3 million fee on the maturity date of the loan.  In addition, the Company issued five year common stock purchase warrants to Midcap granting them the right to purchase 1.1 million shares of the Company’s common stock at an exercise price of $0.63 per share. The basic terms of the loan require monthly payments of interest only through November 1, 2011, with 30 monthly payments of principal and interest that commenced on December 1, 2011. Any outstanding balance of the loan and accrued interest is to be repaid on May 27, 2014. In connection with the terms of the loan agreement, the Company granted Midcap a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years.  The Company recognized approximately $37,000 and $0.1 million of non-cash interest expense during the first quarters of 2013 and 2012, respectively, related to the accretion of the debt discount.

The Company entered into a consent agreement with Midcap in June 2012 with respect to the sale of its Ceplene® asset to Meda.  As a result of entering into this consent agreement, the Company paid Midcap $0.8 million as a partial payment of principal on the loan in return for Midcap’s release of security interest in certain assets sold to Meda.

The Company entered into an amendment to the loan agreement with Midcap in August 2012.  The amendment was not a result of a default under the loan agreement.  Under the amendment, the Company agreed to make a principal prepayment of $1.2 million, which approximates the scheduled principal payments due under the loan agreement from September 1, 2012 through December 31, 2012. As a result of the prepayment, the current principal balance of the loan was reduced to $4.1 million. In light of the anticipated merger with Immune, the Company is in discussions with Midcap to restructure the loan upon the closing of the merger.   The Company will continue to make monthly payments of interest to Midcap as per the loan agreement while principal payments are currently being deferred pending completion of an amendment to the loan agreement regarding repayments of principal prior to the closing of the merger with Immune.

The Company also agreed, pursuant to the amendment, to maintain a cash balance of $1.1 million in a bank account that is subject to the security interest maintained by Midcap under the loan agreement. Midcap deducted interest payable under the loan agreement and advanced the Company $0.1 million to cover operating expenses in 2012, resulting in a cash balance of $0.7 million at March 31, 2013.  Further, the Company committed to signing a definitive agreement, acceptable to Midcap, by November 15, 2012 with respect to a sale or partnering transaction (which the Company satisfied by entering into a definitive merger agreement with Immune Pharmaceuticals, Ltd. on November 8, 2012).

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

8. Preferred Stock

The Company has authorized 5.0 million preferred shares, of which 2,000 shares designated as Series A preferred stock and 1,065 shares designated as Series B preferred stock were previously issued.  All shares of Series A and Series B preferred stock were subsequently converted into shares of the Company’s common stock, cancelled and may not be re-issued.  As of March 31, 2013, the Company had no shares of preferred stock outstanding.

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

As of March 31, 2013, all 2,000 shares of the Series A Preferred had been converted into approximately 11.8 million shares of the Company’s common stock. As a result, there are no shares of the Series A Preferred outstanding at March 31, 2013.

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

As of March 31, 2013, all 1,065 shares of the Series B Preferred had been converted into approximately 13.3 million shares of the Company’s common stock. As a result, there are no shares of the Series B Preferred outstanding at March 31, 2013.

9. Common Stock and Common Stock Warrants

The Company raised $0.4 million in gross proceeds in February and March 2013 through the issuance of the Company’s common stock to Immune Pharmaceuticals Ltd.  Approximately 3.2 million shares of the Company’s common stock were sold at a price of $0.13 per share.  These shares have not been registered.

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

10. Share-Based Payments

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan.  No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant.  The Company records stock-based compensation expense at fair value.  There were no grants during the three months ended March 31, 2013.

The following table presents the total employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan included in the condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

General and administrative	$36	$187
Research and development	11	58
Stock-based compensation costs before income taxes	47	245
Benefit for income taxes (1)	—	—
Net compensation expense	$47	$245

(1)         The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

Summarized information for stock option grants for the three months ended March 31, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	2,530,864	$3.94	6.45	$—
Granted	—	—
Exercised	—	—
Forfeited	(44,375)	4.62
Expired	(208,500)	2.78
Options outstanding at March 31, 2013	2,277,989	$4.04	6.09	$—
Vested or expected to vest at March 31, 2013	2,254,697	$4.06	5.96	$—
Options exercisable at March 31, 2013	2,045,067	$4.35	5.96	$—

There were no stock option exercises during each of the three months ended March 31, 2013 and 2012.  There were no stock options granted during the three months ended March 31, 2013.  The weighted average fair value of the stock option awards granted to employees during the three months ended March 31, 2012 was $0.35 and was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	Three Months Ended
	March 31, 2013	March 31, 2012
Expected volatility	n/a	110%
Risk free interest rate	n/a	0.89%
Dividend yield	n/a	—
Expected life	n/a	5 Yrs

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

The total remaining unrecognized compensation cost related to the non-vested stock options, restricted stock and restricted stock units amounted to $0.2 million as of March 31, 2013, which will be amortized over the weighted-average remaining requisite service period of 1.21 years.

Restricted Stock

Restricted stock was issued to a certain non-employee member of the Company’s Board of Directors during the three months ended March 31, 2012, which entitled the holder to receive approximately 0.1 million shares of the Company’s common stock upon achieving certain objectives within a one year vesting period, which was achieved and vested in 2012.  This restricted stock grant was accounted for at fair value at the date of grant and an expense was recognized during the vesting term.  No restricted stock was issued during the three months ended March 31, 2013.

Restricted Stock Units

Restricted stock units were issued to certain employees during the three months ended March 31, 2012, which entitle the holder to receive a specified number of shares of the Company’s common stock upon achieving certain objectives within one year.  This restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term.  No restricted stock units were issued during the three months ended March 31, 2013.  Summarized information for restricted stock unit grants for the three months ended March 31, 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2012	405,000	$0.16
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2013	405,000	$0.16

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

The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model.  There were no shares issued under the 2009 ESPP during the three months ended March 31, 2013 and 2012, so no expense was recorded.  A total of 78,267 shares have been issued under the 2009 ESPP as of March 31, 2013.

Warrants

The following table summarizes information about warrants outstanding at March 31, 2013:

	Options	Weighted Average Exercise Price
Warrants outstanding at December 31, 2012	25,115,796	$1.64
Issued	—	—
Exercised	—	—
Expired	(1,011,744)	2.58
Warrants outstanding at March 31, 2013	24,104,052	$1.61

11. Commitments and Contingencies

The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements.  The Company may be required to make future milestone payments as of March 31, 2013, totaling approximately $1.7 million, under these agreements, of which approximately $0.5 million is payable during 2013 and approximately $1.2 million is payable from 2014 through 2016.

Litigation

On September 5, 2012, plaintiffs Kenton L. Crowley and John A. Flores filed an appeal against EpiCept in the United States District Court for the Southern District of California.  The Company filed an Answering Brief in October 2012.  The Company continues to believe this complaint is entirely without merit and that incurrence of a liability is not probable.

On November 25, 2008 plaintiffs Kenton L. Crowley and John A. Flores filed a complaint against EpiCept in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California.  The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2.  Discovery was conducted in 2010 and 2011.  The Company filed a motion for summary judgment, which was granted on January 24, 2012.

12. Subsequent Events

The Company raised $0.1 million in gross proceeds in April and May 2013 through the issuance of the Company’s common stock to Immune and an additional $0.1 million in May 2013 by entering into a loan pursuant to the merger agreement with Immune.  Approximately 0.7 million shares of the Company’s common stock were sold at a price of $0.13 per share.  These shares have not been registered.

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

Overview

We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of pain and cancer. Our strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies.  In November 2012, we entered into a definitive merger agreement with Immune Pharmaceuticals Ltd., or Immune, and we recently filed a preliminary proxy statement that contains details on Immune and the merger.  The transaction is anticipated to close during the third quarter of 2013 and is subject to satisfaction of certain customary closing conditions, including the approval of a majority of our shareholders.

The combined entity, to be named Immune Pharmaceuticals, Inc., will be primarily focused on developing antibody therapeutics and other targeted drugs for the treatment of inflammatory diseases and cancer.  Immune’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis.  Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis.  Based on the Second Amendment  to the Merger Agreement with Immune dated February 11, 2013, the values for EpiCept and Immune were estimated to be $14 million and $61 million, respectively, for an assumed combined company valuation of approximately $75 million.  The following results of operations and discussion of business is of EpiCept only and does not represent the prospective combined entity.

Our  lead compound is AmiKet™, a topical cream consisting of a patented combination of amitriptyline and ketamine that is in late stage development for the treatment of peripheral neuropathies.  In December 2011, we met with the Food and Drug Administration (“FDA”) and were granted permission by the FDA to begin Phase III clinical development.  Fast Track designation was granted in April 2012.  In June 2012, we announced that we had received formal scientific advice from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) for AmiKet’s clinical and nonclinical development and subsequent Marketing Authorization Approval (MAA).

Our oncology compounds include crolibulinTM, a novel small molecule vascular disruption agent (“VDA”) and apoptosis inducer for the treatment of patients with solid tumors that is currently in a Phase Ib/II clinical trial sponsored by the National Cancer Institute (“NCI”) to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer (“ATC”).  Azixa®, an apoptosis inducer with VDA activity previously licensed by us to Myrexis, Inc. (“Myrexis”), as part of an exclusive, worldwide development and commercialization agreement, is currently in Phase II development for the treatment of brain cancer.  In August 2012, Myrexis elected to terminate the license agreement resulting in the reversion of all rights and licenses granted under the license agreement back to us.  In January 2013, we negotiated with Myrexis to license the Myriad patents and know-how as set forth in the License Agreement.  Under the agreement, we will be responsible for paying milestone payments and royalties to Myrexis if we decide to further develop Azixa® ourselves, or to share in milestones and royalties we receive from a partner in the event we out-license the drug candidate to a third party who successfully completes product development and obtains marketing approval.  We have no plans to pursue further development of Azixa® on our own.

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

We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $269.9 million as of March 31, 2013. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years.

We had approximately $0.3 million in cash and cash equivalents at March 31, 2013 plus restricted cash held with our senior secured lender of $0.7 million.  We received $0.1 million of net cash in April and May 2013 from Immune through the issuance of approximately 0.7 million shares of our common stock and an additional $0.1 million in May 2013 by entering into a loan pursuant to the merger agreement with Immune.  The definitive merger with Immune is anticipated to close during the third quarter of 2013 and is subject to satisfaction of certain customary closing conditions.  However, as the merger will not close before the need for additional funds, we will rely on Immune for such funding or seek other financing to obtain additional cash resources to fund operations. If such funding is insufficient or unavailable to us on a timely basis, we may be forced to further reduce expenses or curtail operations.

Recent Events

We raised $0.1 million in gross proceeds in April and May 2013 through the issuance of our common stock to Immune and an additional $0.1 million in May 2013 by entering into a loan pursuant to the merger agreement with Immune.  Approximately 0.7 million shares of our common stock were sold at a price of $0.13 per share.  These shares have not been registered.

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

We account for our income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of our assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A full valuation allowance has been applied against our net deferred tax assets at March 31, 2013 and December 31, 2012, because it is not more likely than not that we will realize future benefits associated with these deferred tax assets.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2013 and December 31, 2012. Income tax expense for the three months ended March 31, 2013 and 2012 is primarily due to minimum state and local income taxes.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” which amends Topic 220, “Comprehensive Income”.  ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted the provisions of ASU 2011-05 on a retrospective basis in the year ended December 31, 2011. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

Results of Operations

Three months ended March 31, 2013 and 2012

Revenues. During the three months ended March 31, 2013 and 2012, we recognized revenue of approximately $0.4 million and $0.2 million from prior upfront licensing fees and milestone payments received from our strategic alliances, royalties with respect to certain technology, and product revenues from the sales of Ceplene® to Meda.  We previously recognized revenue from our agreement with Meda using the Milestone Method, from our agreements with Myrexis, DURECT and GNI on a straight line method over the life of the last to expire patent and from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP.  For the three months ended March 31, 2013 and 2012,, we recognized $0.3 million and $5,000, respectively, in product revenue from the sale of Ceplene® to Meda.  For the three months ended March 31, 2013 and 2012, we recognized revenue of $11,000 and $13,000, respectively, from royalties received with respect to acquired Maxim technology.

The current portion of deferred revenue as of March 31, 2013 of $0.3 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments received from our strategic alliances.

Cost of goods sold. Cost of goods sold was $0.1 million and $1,000 for the three months ended March 31, 2013 and 2012, respectively.  Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.

Selling, general and administrative expense. Selling, general and administrative expense decreased by 43.0%, or $0.6 million, to $0.8 million for the three months ended March 31, 2013 from $1.4 million for the three months ended March 31, 2012.  Salary and salary related expenses decreased by $0.2 million as the result of a reduction in staff, stock-based compensation decreased by $0.2 million and director fees and expenses decreased by $0.1 million due to a decrease in the size of our board of directors.  We expect general and administrative expenses to remain at approximately current levels through the close of the merger with Immune Pharmaceuticals, Ltd.

Research and development expense. Research and development expense decreased by 77.0%, or $1.0 million, to $0.3 million for the three months ended March 31, 2013 from $1.3 million for the three months ended March 31, 2012.  The decrease was primarily attributable to lower clinical trial costs for Ceplene® of $0.5 million as our clinical efforts were focused on our open label trial of Ceplene® during the first quarters of 2012.  Salary and salary related expenses decreased by $0.3 million as the result of a reduction in staff and stock-based compensation decreased by $0.1 million.  We expect research and development expenses to remain at approximately current levels through the close of the merger with Immune Pharmaceuticals, Ltd.

Other income (expense). Our other income (expense) consisted of the following for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Other income (expense), net consists of:
Interest income	—	2
Foreign exchange (loss) gain	—	256
Warrant amendment expense	—	(935)
Interest expense	(188)	(363)
Other income (expense), net	$(188)	$(1,040)

We recorded other expense, net of $0.2 million for the three months ended March 31, 2013, as compared with other expense, net of $1.0 million for the three months ended March 31, 2012.  Other income (expense), net was positively impacted by no warrant amendment expense in the quarter ended March 31, 2013 and  lower interest expense of $0.2 million related to our senior secured term loan that we entered into in May 2011, which was partially offset by a $0.3 million change in foreign exchange gains and losses.

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

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any significant revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $269.9 million as of March 31, 2013, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to close on the merger with Immune or raise adequate financing in the future, operations will need to be scaled back or discontinued. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position on March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(in thousands)
Working capital (deficit)	$(7,264)	$(6,604)
Cash and cash equivalents	317	172
Notes and loans payable	4,012	3,975

Working Capital

We had a working capital deficit of $7.2 million at March 31, 2013, consisting of current assets of $1.2 million and current liabilities of $8.4 million. This represents a negative change in working capital of approximately $0.6 million from a working capital deficit of $6.6 million at December 31, 2012, which consisted of current assets of $1.2 million and current liabilities of $7.8 million. We funded our working capital and the cash portion of our 2013 operating loss with the cash proceeds from the reset offer of our Series A and Series B Preferred Stock and warrants in September 2012 and the financing from Immune Pharmaceuticals Ltd. in February and March 2013.

Cash, Cash Equivalents and Marketable Securities

Our cash and cash equivalents totaled $0.3 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively.  Our cash and cash equivalents consist primarily of an interest bearing account.  We received $0.4 million cash in February and March 2013 from the issuance of approximately 3.2 million shares of our Common Stock, at a price of $0.13 per share, to Immune Pharmaceuticals Ltd.

We reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 in January 2012.  A total of 3.8 million warrants were exercised for proceeds of $0.8 million as of March 31, 2012.  We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our Common Stock.  The 2,000 shares of Preferred Stock were converted into an aggregate of 10.0 million shares of our Common Stock as of March 31, 2013.

Current and Future Liquidity Position

We received $0.4 million of net cash from Immune during the first quarter of 2013 through the issuance of approximately 3.2 million shares of our common stock, an additional $0.1 million in April and May 2013 through the issuance of approximately 0.7 million shares of our common stock and an additional $0.1 million in May 2013 by entering into a loan pursuant to the merger agreement with Immune.  We had approximately $0.3 million in cash and cash equivalents at March 31, 2013 plus restricted cash held with our senior secured lender of $0.7 million.  Our anticipated average monthly cash operating expense in 2013 is approximately $0.3 million, which we have financed through this issuance of our common stock to Immune and delaying amounts due to our vendors.  In addition, we are required to make monthly interest and principal payments on our senior secured term loan of approximately $0.3 million, the interest portion of which is being drawn from the restricted cash held by our senior secured lender.  Our lender has agreed to forego repayments of  principal until an amendment to the current loan agreement is completed.  We entered into the definitive merger agreement with Immune that  is anticipated to close during the third quarter of 2013 and is subject to satisfaction of certain customary closing conditions, including the positive vote of our stockholders.  However, as additional funds are required prior to the merger closing, we will rely on Immune for such funding or if necessary seek other financing to obtain additional cash resources to fund operations.  If such funding is insufficient or unavailable to us on a timely basis, we may be forced to further reduce expenses or curtail operations.

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

Operating Activities

Net cash used in operating activities for the first three months of 2013 was $0.5 million as compared to $3.1 million in the first three months of 2012.  Cash was primarily used to fund our net loss for the first three months of 2013 resulting from research and development, general, administrative and other expenses. Accounts payable and accrued expenses increased by approximately $0.6 million as a result of our delaying payment to vendors.  Deferred revenue decreased by $0.1 million to account for the portion of the deferred revenue received from our licensing partners that was recognized as revenue during the first three months of 2013.

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

Investing Activities

Net cash provided by investing activities for the first three months of 2013 was $0.2 million, as compared to zero in the first three months of 2012, relating to the release of restricted cash from our lender to make interest payments on our senior secured term loan totaling $0.1 million and the release of the letter of credit on our leased facility totaling $0.1 million.

Financing Activities

Net cash provided by financing activities for the first three months of 2013 was $0.4 million compared to net cash provided by financing activities of $1.8 million for the first three months of 2012.  We received $0.4 million of net cash from Immune during the first quarter of 2013 through the issuance of approximately 3.2 million shares of our common stock.

We reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 in January 2012.  A total of 3.8 million warrants were exercised for proceeds of $0.8 million as of March 31, 2012.  We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our Common Stock.  The 2,000 shares of Preferred Stock were converted into an aggregate of 10.0 million shares of our Common Stock as of March 31, 2013.

Contractual Obligations

The annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows as of March 31, 2013, (in thousands of U.S. dollars, using exchange rates where applicable in effect as of March 31, 2013):

	Less than			More than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
Notes and loans payable	$4,071	$—	$—	$—	$4,071
Interest expense	245	—	—	—	245
Operating leases	460	—	—	—	460
Severance	157	—	—	—	157
Other obligations	500	1,150	—	—	1,650
Total	$5,433	$1,150	$—	$—	$6,583

Our current commitments of debt consist of the following:

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

We entered into an amendment to the  loan agreement with Midcap in August 2012.  The amendment was not a result of a default under the loan agreement.  Under the amendment, we agreed to make a principal prepayment of $1.2 million, which approximates the scheduled principal payments due under the loan agreement from September 1, 2012 through December 31, 2012. As a result of the prepayment, the current principal balance of the loan was reduced to $4.1 million. In light of the pending merger with Immune, the Company is in discussion with Midcap to restructure the loan upon closing of the merger.  Negotiations are continuing.  We will continue to make monthly payments of interest to Midcap as per the loan agreement.

We also agreed, pursuant to the amendment, to maintain a cash balance of $1.1 million in a bank account that is subject to the security interest maintained by Midcap under the loan agreement. Midcap is deducting interest payable under the loan agreement and advanced us $0.1 million to cover operating expenses in 2012, resulting in a restricted cash balance of $0.7 million at March 31, 2013. Further, we committed to signing a definitive agreement, acceptable to Midcap, by November 15, 2012 with respect to a sale or partnering transaction (which the Company satisfied by entering into a definitive merger agreement with Immune Pharmaceuticals, Ltd. on November 8, 2012)  We are currently operating under a verbal agreement with MidCap by which no principal payments are currently being made and monthly payments of interest are paid from the restricted cash they hold.  An amendment to the loan agreement regarding repayments of principal prior to the closing of the merger with Immune is being negotiated.

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

Severance.  We are obligated to pay severance to two of our former executive officers in the amount of $0.2 million at March 31, 2013.

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

We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. We may be required to make future milestone payments, totaling approximately $1.7 million as of March 31, 2013, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”

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

Item 4. Controls and Procedures.

Our Interim Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the United States and Exchange Commission rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed report.

Risks Related to our Financial Condition and Business

We have limited liquidity and, as a result, may not be able to meet our obligations.

We had approximately $0.3 million in cash and cash equivalents at March 31, 2013 plus restricted cash held with our senior secured lender of $0.7 million.  We received $0.1 million of net cash in April and May 2013 from Immune through the issuance of approximately 0.7 million shares of our common stock and an additional $0.1 million in May 2013 by entering into a loan pursuant to the merger agreement with Immune.  Our anticipated average monthly cash operating expenses in 2013 is approximately $0.3 million.  In addition, we are required to make monthly interest and principal payments on our senior secured term loan in the amount of approximately $0.3 million.  We entered into a definitive merger agreement which is anticipated to close during the third quarter of 2013 and is subject to satisfaction of certain customary closing conditions.  However, as the merger will not close before the need for additional funds, we are considering various transactions to obtain additional cash resources to fund operations and clinical trials, including the sale or licensing of assets and the sale of equity securities.  If we are unable to complete such a transaction or otherwise obtain funding on a timely basis, we may be forced to further reduce expenses or curtail operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, pursuant to the terms of the Merger Agreement and Plan of Reorganization, as amended, with Immune Pharmaceuticals Ltd., the Company sold an aggregate of 3,155,700 shares of its common stock to Immune for an aggregate purchase price of $410,241.  The exemption from registration relied upon was Section 4(2) of the Securities Act of 1933, given that the transactions did not involve any public offering..

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

10.2

Amendment No. 3 to Merger Agreement and Plan of Reorganization, dated as of March 14, 2013, by and between Immune Pharmaceuticals Ltd., EpiCept Corporation and Epicept Israel Ltd. (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed March 19, 2013).

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules  13a- 14(a)  and 15(d)-14(a), adopted pursuant to Section  302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial information from EpiCept Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013, and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013, and March 31, 2012 (iii) Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013, and March 31, 2012, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation

May 20, 2013	By:	/s/ Robert W. Cook
Robert W. Cook
Senior Vice President and
Chief Financial Officer