Form 10-Q
period 2013-06-30
EPICEPT CORP
filed 2013-08-02
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 31, 2013, the Registrant had outstanding 114,159,030 shares of its $.0001 par value Common Stock.

TABLE OF CONTENTS

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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURE PAGE
EX-31.1: CERTIFICATION
EX-32.1: CERTIFICATION
EX-101.1: XBRL FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Cash and cash equivalents	$200	$172
Restricted cash	601	909
Prepaid expenses and other current assets	99	116
Total current assets	900	1,197
Property and equipment, net	36	56
Deferred financing costs	24	75
Total assets	$960	$1,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$2,304	$1,349
Accrued research contract costs	—	120
Other accrued liabilities	2,497	2,043
Related party loan	638	—
Notes and loans payable, net of discount	4,040	3,975
Deferred revenue	294	314
Total current liabilities	9,773	7,801
Deferred revenue, net of current portion	7,368	7,496
Total liabilities	17,141	15,297

Commitments and contingencies

Convertible preferred stock, par value $0.0001; 5,000,000 authorized Series A – 2,000 shares authorized and issued; 0 shares and 576 shares outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Series B – 1,065 shares authorized and issued; 0 shares and 1,065 shares outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $.0001 par value; authorized 225,000,000 shares; issued 114,159,030 shares and 93,645,376 shares at June 30, 2013 and December 31, 2012, respectively	11	9
Additional paid-in capital	242,213	236,886
Warrants	14,411	19,152
Accumulated deficit	(271,595)	(268,811)
Accumulated other comprehensive loss	(1,146)	(1,130)
Treasury stock, at cost (4,167 shares)	(75)	(75)
Total stockholders’ deficit	(16,181)	(13,969)
Total liabilities and stockholders’ deficit	$960	$1,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Net product sales	$—	$577	$283	$583
Licensing and other revenue	99	6,025	192	6,260
Total revenue	99	6,602	475	6,843
Costs and expenses:
Costs of goods sold	—	396	143	396
Selling, general and administrative	927	1,384	1,737	2,815
Research and development	681	963	1,011	2,259
Total costs and expenses	1,608	2,743	2,891	5,470
Income (loss) from operations	(1,509)	3,859	(2,416)	1,373
Other income (expense):
Interest income	—	1	—	3
Foreign exchange gain (loss)	—	(521)	—	(264)
Warrant amendment expense	—	—	—	(936)
Interest expense (see Note 3)	(175)	(380)	(363)	(743)
Other income (expense), net	(175)	(900)	(363)	(1,940)
Net income (loss) before income taxes	(1,684)	2,959	(2,779)	(567)
Income tax expense	—	—	(5)	(2)
Net income (loss)	$(1,684)	$2,959	$(2,784)	$(569)
Deemed dividends on convertible preferred stock	—	(750)	—	(1,926)
Income (loss) attributable to common stockholders	$(1,684)	$2,209	$(2,784)	$(2,495)

Basic and diluted income (loss) per common share	$(0.01)	$0.03	$(0.03)	$(0.03)

Weighted average common shares outstanding-basic	113,639,424	83,772,960	110,158,277	80,414,692
Weighted average common shares outstanding-diluted	113,639,424	91,591,893	110,158,277	80,414,692

Net income (loss)	$(1,684)	$2,959	$(2,784)	$(569)
Other comprehensive income (loss), net of income tax expense:
Foreign currency translation adjustments	(16)	521	(16)	257
Other comprehensive income (loss), net of $0 income tax expense	(16)	521	(16)	257
Comprehensive income (loss)	$(1,700)	$3,480	$(2,800)	$(312)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Accumulated Other Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	(Loss) Income	Stock	Deficit
Balance at December 31, 2012	236	$—	1,065	$—	93,649,543	$9	$236,886	$19,152	$(268,811)	$(1,130)	$(75)	$(13,969)
Net loss	—	—	—	—	—	—	—	—	(2,784)	—	—	(2,784)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(16)	—	(16)
Issuance of common stock, net of issuance costs	—	—	—	—	3,846,154	—	500	—	—	—	—	500
Conversion of Series A convertible preferred stock	(236)	—	—	—	2,950,000	1	(1)	—	—	—	—	—
Conversion of Series B convertible preferred stock	—	—	(1,065)	—	13,312,500	1	(1)	—	—	—	—	—
Issuance of common stock to directors	—	—	—	—	405,000	—	—	—	—	—	—	—
Expiration of warrants	—	—	—	—	—	—	4,741	(4,741)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	88	—	—	—	—	88
Balance at June 30, 2013	—	—	—	—	114,163,197	$11	$242,213	$14,411	$(271,595)	$(1,146)	$(75)	$(16,181)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,784)	$(569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	36
Foreign exchange (gain) loss	—	264
Stock-based compensation expense	88	404
Warrant amendment expense	—	936
Amortization and write-off of deferred financing costs and discount on loans	116	307
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15	(68)
Decrease in inventory	—	354
Decrease in prepaid expenses and other current assets	2	153
Increase (decrease) in accounts payable	955	(292)
Decrease in accrued research contract costs	(120)	(17)
Increase in other accrued liabilities	454	252
Recognition of deferred revenue	(148)	(4,247)
Decrease in other liabilities	—	(112)
Net cash used in operating activities	(1,402)	(2,599)
Cash flows from investing activities:
Release of restricted cash	308	—
Net cash provided by investing activities	308	—
Cash flows from financing activities:
Proceeds from exercise of warrants	—	728
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	2,834
Proceeds from issuance of common stock to related party, net of issuance costs	500	—
Proceeds from related party loan	638	—
Repayment of loans	—	(2,559)
Net cash provided by financing activities	1,138	1,003
Effect of exchange rate changes on cash and cash equivalents	(16)	(9)
Net increase in cash and cash equivalents	28	(1,605)
Cash and cash equivalents at beginning of year	172	6,378
Cash and cash equivalents at end of period	$200	$4,773

Supplemental disclosure of cash flow information:
Cash paid for interest	$237	$448
Cash paid for income taxes	5	2
Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to common stock	2	1
Beneficial conversion feature in connection with issuance of preferred stock	—	1,925
Unpaid costs associated with issuance of preferred stock	—	1
Unpaid financing costs	—	301

The accompanying notes are an integral part of these condensed consolidated financial statements.

EpiCept Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

EpiCept is a specialty pharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of pain and cancer. The Company’s strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies. In November 2012, the Company entered into a definitive merger agreement with Immune Pharmaceuticals Ltd. (“Immune”), and recently filed a definitive proxy statement that contains details on Immune and the merger. The definitive proxy was mailed to shareholders on or about June 20, 2013. The transaction is anticipated to close in August 2013 and is subject to satisfaction of certain customary closing conditions, including the approval of a reverse split of EpiCept’ s common stock by a majority of EpiCept shareholders.

The combined entity, to be named Immune Pharmaceuticals, Inc., will be primarily focused on developing antibody therapeutics and other targeted drugs for the treatment of inflammatory diseases and cancer. Immune’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis. The following results of operations and discussion of business are of EpiCept only and do not represent the prospective combined entity.

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

2. Basis of Presentation

The Company has prepared its condensed consolidated financial statements under the assumption that it is a going concern. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, the Company has an accumulated deficit of $271.6 million as of June 30, 2013. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s losses have resulted principally from costs incurred in connection with its development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, the Company may never become profitable. Furthermore, there can be no guarantees that the proposed merger with Immune will close, or that even if it does close, that the Company will become profitable.

The Company had cash at June 30, 2013 of $0.2 million, plus the restricted cash held with its senior secured lender of $0.6 million. In addition, EpiCept received net cash of $0.4 million from Immune in July 2013 by entering into a loan pursuant to the merger agreement with Immune.  The merger is expected to close in August 2013, before the need arises for additional funds.

The condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of June 30, 2013 and the results of operations and cash flows for the periods ended June 30, 2013 and 2012 have been made. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.

3. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of EpiCept Corporation and the Company’s 100%-owned subsidiaries, Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH (in liquidation). All inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, including stock –based compensation. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue relating to its collaboration agreements in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition - Multiple Element Arrangements” (“ASC 605-25”), and Accounting Standards Update (“ASU”) 2009-13, "Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force" (“ASU 2009-13”). ASU 2009-13 supersedes certain guidance in ASC 605-25, and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011. The adoption of ASU 2009-13 did not have a material effect on the Company’s financial statements.

Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments. The Company’s application of these standards requires subjective determinations and requires management to make judgments about the value of the individual elements and whether they are separable from the other aspects of the contractual relationship. The Company evaluates its collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, the Company recognizes revenue when the fee is fixed or determinable, collectibility is reasonably assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, the Company’s application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, the Company has determined that its upfront non-refundable license fees cannot be separated from its ongoing collaborative research and development activities and, accordingly, does not treat them as a separate element. The Company recognizes revenue from non-refundable, upfront licenses and related payments, not specifically tied to a separate earnings process, either on the proportional performance method with respect to the Company’s license with Endo, or ratably over either the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract, or the later of 1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis or 2) the expiration of the last EpiCept licensed patent as we do with respect to our license with DURECT, Myrexis and GNI, Ltd.

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

Share-Based Payments

The Company records stock-based compensation expense at fair value in accordance with the FASB issued ASC 718-10, “Compensation – Stock Compensation” (“ASC 718-10”). The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

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

Foreign Exchange Gains and Losses

EpiCept’s 100%-owned subsidiary in Germany, EpiCept GmbH, is currently in in the process of liquidating its assets and liabilities. EpiCept GmbH performed certain commercialization activities on the Company’s behalf and has generally been unprofitable since its inception. Its functional currency is the euro. The process by which EpiCept GmbH’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period and balance sheet asset and liability accounts are translated at end of period exchange rates. Translation of the balance sheet in this manner affects the stockholders’ deficit account, referred to as the cumulative translation adjustment account. This account exists only in EpiCept GmbH’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.

Research and Development Expenses

The Company expects that a large percentage of its future research and development expenses will be incurred in support of current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. The Company tests its product candidates in numerous preclinical studies for toxicology, safety and efficacy. The Company then conducts early stage clinical trials for each drug candidate. As the Company obtains results from clinical trials, it may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus resources on more promising product candidates or programs. Completion of clinical trials may take several years but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:

●	the number of sites included in the trials;
●	the length of time required to enroll suitable patients;
●	the number of patients that participate in the trials;
●	the number of doses that patients receive;
●	the duration of follow-up with the patient;
●	the product candidate’s phase of development; and
●	the efficacy and safety profile of the product.

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

The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets at June 30, 2013 and December 31, 2012, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets. Upon completion of the merger with Immune, the Company’s deferred tax assets and net operating loss carry-forwards  will be reevaluated to determine any limitations due to change in control under Internal Revenue Code Section 382.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company did not have any liabilities, accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarters ended June 30, 2013 and 2012. Income tax expense for the three and six months ended June 30, 2013 and 2012 is primarily due to minimum state and local income taxes.

Income (loss) per Share:

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three months ended June 30, 2013 and the six months ended June 30, 2013 and 2012 excludes shares underlying convertible preferred stock, stock options, restrictive stock and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Diluted weighted average shares outstanding for the three months ended June 30, 2012 excludes shares underlying stock options, restrictive stock and warrants, because these shares were out of the money. Such excluded shares are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Common stock options	2,277,989	4,316,436	2,277,989	4,316,436
Restricted stock units	—	2,325,000	—	2,730,000
Shares issuable upon conversion of preferred stock	—	—	—	7,444,706
Warrants	21,718,914	31,088,705	21,718,914	34,221,058
Total shares excluded from calculation	23,996,903	37,730,141	23,996,903	48,712,200

Basic and diluted earnings per share (EPS) were computed using the following data (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

EPS Numerator – Basic:
Net income (loss)	$(1,684)	$2,209	$(2,784)	$(2,495)

EPS Numerator – Diluted:
Net income (loss)	$(1,684)	$2,959	$(2,784)	$(2,495)

EPS Denominator:
Weighted-average common shares outstanding––Basic	113,639,424	83,772,960	110,158,277	80,414,692
Common stock equivalents: convertible preferred stock, restricted stock units and warrants	—	7,818,933	—	—
Weighted-average common shares outstanding––Diluted	113,639,424	91,591,893	110,158,277	80,414,692

Interest Expense:

Interest expense consisted of the following for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in $000s)		(in $000s)

Interest expense	$(125)	$(208)	$(247)	$(447)
Amortization of debt issuance costs and discount	(50)	(172)	(116)	(296)
Interest and amortization of debt discount and expense	$(175)	$(380)	$(363)	$(743)

Amortization of debt issuance costs in 2013 and 2012 was primarily related to issuance costs in connection with the Company’s senior secured term loan that was entered into in May 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Restricted Cash

The Company has lease agreements for the premises it occupies. A letter of credit in lieu of a lease deposit for leased facilities totaling $0.1 million was secured by restricted cash in the same amount at December 31, 2012. The letter of credit was not renewed in 2013, resulting in the release of restricted cash totaling $0.1 million. The Company has failed to make payments on its lease agreement for the premises located in San Diego, California since April 2012. As a result, the landlord applied approximately $0.1 million to unpaid rent in 2012 (see Deferred Rent and Other Noncurrent Liabilities). The Company also has a restricted cash balance of $0.6 million being held by Midcap Financial, LLC., (“Midcap”) at June 30, 2013 (see Note 8).

Prepaid Expenses and Other Current Assets:

As of June 30, 2013 and December 31, 2012, prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Prepaid expenses	$30	$43
Prepaid insurance	64	53
Other	5	20
Total prepaid expenses and other current assets	$99	$116

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

Deferred Financing Costs

Deferred financing costs represent legal and other costs and fees incurred to negotiate and obtain debt financing. Deferred financing costs are capitalized and amortized using the effective interest method over the life of the applicable financing. Deferred financing costs were approximately $24,000 and $0.1 million at June 30, 2013 and December 31, 2012, respectively. Amortization expense was $0.1 million for each of the six months ended June 30, 2013 and 2012, respectively.

Beneficial Conversion Feature of Certain Instruments

The convertible feature of certain financial instruments provided for a rate of conversion that was below market value at the commitment date. Such feature is normally characterized as a beneficial conversion feature (“BCF”). Pursuant to ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), the estimated fair value of the BCF is recorded as a dividend if it is related to preferred stock. Our Series A 0% Convertible Preferred Stock and Series B 0% Convertible Preferred Stock were each immediately convertible and contained a BCF. Therefore, the Company initially recorded a BCF of approximately $1.9 million as a deemed dividend in 2012. As the result of the Reset Offer in September 2012, the Company recorded an additional BCF of $1.6 million. (see Note 8).

Deferred Rent and Other Noncurrent Liabilities

Deferred rent and other noncurrent liabilities represents deferred rent expense on the Company’s facilities in Tarrytown, NY and San Diego, CA. In accordance with accounting principles generally accepted in the U.S., the Company recognizes rental expense, including tenant improvement allowances, on a straight-line basis over the life of the leases or useful life, whichever is shorter, irrespective of the timing of payments to or from the lessor. The Company ceased use of its discovery research facility in San Diego, CA as a result of the Company’s decision to discontinue its drug discovery activities in 2009. In accordance with ASC 420-10, “Exit or Disposal Cost Activities” (“ASC 420-10”), the Company recorded a liability of $0.8 million, included in research and development expense on the consolidated statements of operations and comprehensive loss, on the cease-use date based on the fair value of the costs that are expected to be incurred under the lease of the facility. The fair value of the liability at the cease-use date was determined based on the remaining rental payments, reduced by estimated sublease rental income that could be reasonably obtained for the property. The Company had deferred rent of zero and $0.3 million at June 30, 2013 and December 31, 2012, respectively. The Company accrued $1.5 million payable under this lease at June 30, 2013.

Impairment of Long-Lived Assets

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of property and equipment at June 30, 2013.

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

Accumulated Other Comprehensive Loss

The Company’s only element of accumulated other comprehensive loss was foreign currency translation adjustments of ($1.1) million at June 30, 2013 and December 31, 2012.

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

The following fair value hierarchy is used in selecting inputs for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Inputs other than Level 1 that are observable for similar assets or liabilities either directly or indirectly.
●	Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
	(In millions)
Non-convertible loans	$4.1	$4.0	$4.1	$4.0

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220) – Presentation of Comprehensive Income" which amends ASC 220, “Comprehensive Income”. ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-05 on a retrospective basis in the year ended December 31, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

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

The Company sold all of its rights to Ceplene® in the territories previously licensed to Meda for $2.0 million in June 2012. In addition, Meda purchased a portion of the Company’s remaining Ceplene® inventory for approximately $0.6 million and Meda has assumed all of EpiCept's ongoing responsibilities related to the manufacture and maintenance of the marketing authorization of Ceplene® in the European Union. The Company recognized the $2.0 million payment received from Meda as revenue in June 2012. The Company recognized $0.5 million of product revenue and $0.1 million of expense reimbursement from the sale of existing Ceplene® inventory in June 2012, since approximately $0.1 million of the amount purchased by Meda related to the Company’s purchase of Proleukin® that was previously recorded as clinical trial expense. The Company has retained its rights to Ceplene® in all other countries, including countries in North and South America, but at the current time have no plans to continue development.

The Company recognized the remaining $3.8 million in deferred revenue from Meda relating to the original commercialization agreement for each of the three and six months ended June 30, 2012. The Company recognized total revenue from the original commercialization agreement of approximately zero and $3.9 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $0.3 million and $4.1 million for each of the six months ended June 30, 2013 and 2012, respectively. The Company recognized revenue relating to commercial sales of Ceplene® of approximately zero and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $0.3 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

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

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or an NDA for AmiKetTM is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. The Company incurred a maintenance fee of $0.5 million with Dalhousie in 2012, of which $0.3 million is still currently payable ($0.1 million was paid to Dalhousie in 2012 and another $0.1 million was paid in July 2013). These payments were expensed to research and development in their respective years.

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

In August 2012, Myrexis elected to terminate its efforts to develop and commercialize any product under the license agreement. As a result of the termination of the license agreement, all rights and licenses granted under the license agreement by the Company to Myrexis have reverted to the Company. In January 2013, the Company negotiated with Myrexis to license the Myriad patents and know-how as set forth in the License Agreement. Under the agreement, the Company will be responsible for paying milestone payments and royalties to Myrexis if the Company decides to further develop Azixa®. The Company is not planning to develop Azixa® at this time. The Company therefore recognized the remaining $0.7 million in deferred revenue from Myrexis relating to the license agreement in 2012 since the Company has no future performance obligations under the agreement. The Company recorded revenue from Myrexis of approximately zero and $15,000 for the three months ended June 30, 2013 and 2012, respectively. The Company recorded revenue from Myrexis of approximately zero and $31,000 for the six months ended June 30, 2013 and 2012, respectively.

DURECT Corporation (DURECT)

The Company entered into a license agreement with DURECT Corporation (“DURECT”) in December 2006, pursuant to which it granted DURECT the exclusive worldwide rights to certain of its intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Under the terms of the agreement, EpiCept received a $1.0 million payment which has been deferred and is being recognized as revenue ratably over the life of the last to expire patent that expires in March 2020. The Company amended its license agreement with DURECT in September 2008. Under the terms of the amended agreement, the Company granted DURECT royalty-free, fully paid up, perpetual and irrevocable rights to the intellectual property licensed as part of the original agreement in exchange for a cash payment of $2.25 million from DURECT, which has also been deferred and is being recognized as revenue ratably over the last patent life. The Company recorded revenue from DURECT of approximately $68,000 for each of the three months ended June 30, 2013 and June 30, 2012, and approximately $136,000 for each of the six months ended June 30, 2013 and June 30, 2012.

Endo Pharmaceuticals Inc. (Endo)

In December 2003, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which it granted Endo (and its affiliates) the exclusive (including as to the Company and its affiliates) worldwide right to commercialize LidoPAIN BP. The Company also granted Endo worldwide rights to use certain of its patents for the development of certain other non-sterile, topical lidocaine containing patches, including Lidoderm®, Endo’s topical lidocaine-containing patch for the treatment of chronic lower back pain. Upon the execution of the Endo agreement, the Company received a non-refundable payment of $7.5 million, which has been deferred and is being recognized as revenue on the proportional performance method. The Company is eligible to receive payments of up to $52.5 million upon the achievement of various milestones relating to product development and regulatory approval for both the Company’s LidoPAIN BP product and licensed Endo products, including Lidoderm®, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also entitled to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to approximately $30.0 million upon the achievement of specified net sales milestones for licensed Endo products, including Lidoderm®, so long as the Company’s patents provide protection thereof. The future amount of milestone payments the Company is eligible to receive under the Endo agreement is $82.5 million. The Company recorded revenue from Endo of approximately $3,000 and $10,000 for the three months ended June 30, 2013 and 2012, respectively and $6,000 and $20,000 for each of the six months ended June 30, 2013 and 2012, respectively.

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

5. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Furniture, office and laboratory equipment	$582	$582
Leasehold improvements	760	760
	1,342	1,342
Less accumulated depreciation	(1,306)	(1,286)
	$36	$56

Depreciation expense was approximately $12,000 and $17,000 for the three months ended June 30, 2013 and 2012, respectively, and $20,000 and $36,000 for the six months ended June 30, 2013 and 2012, respectively.

6. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)

Accrued professional fees	$342	$304
Accrued salaries and employee benefits	300	465
Accrued financing expenses	301	301
Accrued rent	1,480	916
Other accrued liabilities	74	57
Total other accrued liabilities	$2,497	$2,043

7. Related Party Loan

The Company is party to a related party loan pursuant to the merger agreement with Immune. The Company has borrowed approximately $0.6 million from Immune at June 30, 2013. The loan bears interest at a rate of 3.27%, which equates to an immaterial amount at June 30, 2013. The loan is expected to be eliminated in consolidation upon the close of the merger with Immune in August 2013.

8. Notes, Loans and Financing

The Company is party to a loan agreement as follows:

	June 30, 2013	December 31, 2012
	(in thousands)

May 2011 senior secured term loan due May 27, 2014 (1)	$4,071	$4,071
Total notes and loans payable, before debt discount	4,071	4,071
Less: Debt discount	(31)	(96)
Total notes and loans payable	$4,040	$3,975

Notes and loans payable, current portion	$4,040	$3,975
Notes and loans payable, long-term	—	—

______________

(1)

The Company entered into a senior secured term loan in the amount of $8.6 million with Midcap in May 2011. The Company had the option to borrow an additional $2.0 million from Midcap on or before December 31, 2011 upon meeting certain conditions, including the commencement of a Phase III clinical trial, which it did not exercise. The interest rate on the loan is 11.5% per year. The Company incurred approximately $0.1 million in issuance costs in connection with the loan and is required to pay a $0.3 million fee on the maturity date of the loan. In addition, the Company issued five year common stock purchase warrants to Midcap granting them the right to purchase 1.1 million shares of the Company’s common stock at an exercise price of $0.63 per share. The basic terms of the loan require monthly payments of interest only through November 1, 2011, with 30 monthly payments of principal and interest that commenced on December 1, 2011. Any outstanding balance of the loan and accrued interest is to be repaid on May 27, 2014. In connection with the terms of the loan agreement, the Company granted Midcap a security interest in substantially all of the Company’s personal property including its intellectual property.

The Company allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. The Company calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years. The Company recognized approximately $0.1 million and $0.2 million of non-cash interest expense during the first six months of 2013 and 2012, respectively, related to the accretion of the debt discount.

The Company entered into a consent agreement with Midcap in June 2012 with respect to the sale of its Ceplene® asset to Meda. As a result of entering into this consent agreement, the Company paid Midcap $0.8 million as a partial payment of principal on the loan in return for Midcap’s release of security interest in certain assets sold to Meda.

The Company entered into an amendment to the loan agreement with Midcap in August 2012. The amendment was not a result of a default under the loan agreement. Under the amendment, the Company agreed to make a principal prepayment of $1.2 million, which approximates the scheduled principal payments due under the loan agreement from September 1, 2012 through December 31, 2012. As a result of the prepayment, the current principal balance of the loan was reduced to $4.1 million. The Company will continue to make monthly payments of interest to Midcap as per the loan agreement while principal payments are currently being deferred.

The Company also agreed, pursuant to the amendment, to maintain a cash balance of $1.1 million in a bank account that is subject to the security interest maintained by Midcap under the loan agreement. Midcap deducted interest payable under the loan agreement and advanced the Company $0.1 million to cover operating expenses in 2012, resulting in a cash balance of $0.6 million at June 30, 2013. Further, the Company committed to signing a definitive agreement, acceptable to Midcap, by November 15, 2012 with respect to a sale or partnering transaction (which the Company satisfied by entering into a definitive merger agreement with Immune Pharmaceuticals, Ltd. on November 8, 2012).

In July 2013, the Company and Midcap executed a Second Amendment to the Loan and Security Agreement in which the parties agreed that interest payments will continue to be made monthly and one half of the cash that is subject to the security interest maintained by Midcap will be returned to the Company upon the favorable stockholder vote to approve the final conditions to the closing of the merger. Any past defaults under the loan agreement have been waived and principal payments on the loan are scheduled to begin September 1, 2013 unless the loan agreement restructuring the loan has been executed.

The Company’s term loan with Midcap contains a subjective acceleration clause, which allows the lender to accelerate the loan’s due date in the event of a material adverse change in the Company’s ability to pay its obligations when due. The Company believes that its losses from operations, its stockholders’ deficit and a cash balance that is lower than its loan payable collectively increase the likelihood of the due date being accelerated in this manner, and therefore the Company has classified loan repayments due more than twelve months from the date of these financial statements as a short term liability. The original deferred financing fees and debt discount continue to be amortized over the life of the debt that was assumed when the obligation was originally recorded.

9. Preferred Stock

The Company has authorized 5.0 million preferred shares, of which 2,000 shares designated as Series A preferred stock and 1,065 shares designated as Series B preferred stock were previously issued. All shares of Series A and Series B preferred stock were subsequently converted into shares of the Company's common stock in 2012 and 2013, cancelled and may not be re-issued. As of June 30, 2013, the Company had no shares of preferred stock outstanding.

Series A 0% Convertible Preferred Stock (“Series A Preferred”)

The Company issued 2,000 shares of Series A Preferred at a price of $1,000 per share and warrants to purchase 5.0 million shares of the Company’s common stock in February 2012 for net proceeds of approximately $1.8 million, net of $0.2 million in transactions costs. The Shares of Series A Preferred were convertible into an aggregate of 10.0 million shares of the Company’s common stock. Each share of Series A Preferred was convertible, at the option of the holder thereof, into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) determined by dividing the stated value of such share of Series A Preferred, which was initially $1,000, by the conversion price. The initial conversion price, which was subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions but not as a result of future transactions at lower prices, was $0.20.

The Warrants had an initial exercise price of $0.20 per share, were immediately exercisable, and had a term of five years from the date of issuance. The exercise price and number of shares issuable upon exercise of the warrants were subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions but not as a result of future transactions at lower prices. The Company allocated the $2.0 million in gross proceeds between the preferred stock and the warrants based on their relative fair values. Based on the Black-Scholes option pricing model (volatility – 110%, risk free rate – 0.82%, dividends – zero, weighted average life – 5 years), we allocated approximately $0.6 million to the warrants. The warrants met the requirements of and were being accounted for as equity in accordance with ASC 815-40.

The convertible feature of the Series A Preferred provided for a rate of conversion that was below market value at the commitment date. Such feature is normally characterized as a BCF. Pursuant to ASC 470-20, the estimated fair value of the BCF is recorded as a dividend if it is related to preferred stock. The Series A Preferred was immediately convertible and contained a BCF. Therefore, the Company recorded a BCF of approximately $1.2 million as a deemed dividend in 2012.

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

As of June 30, 2013, all 2,000 shares of the Series A Preferred had been converted into approximately 11.8 million shares of the Company’s common stock. As a result, there are no shares of the Series A Preferred outstanding at June 30, 2013.

Series B 0% Convertible Preferred Stock (“Series B Preferred”)

The Company issued 1,065 shares of Series B Preferred at a price of $1,000 per share and warrants to purchase approximately 3.1 million shares of the Company’s common stock in April 2012 for net proceeds of approximately $1.0 million, net of $0.1 million in transactions costs. The shares of Series B Preferred were convertible into an aggregate of approximately 6.3 million shares of the Company’s common stock. Each share of Series B Preferred was convertible, at the option of the holder thereof, into that number of shares of common stock (subject to certain limitations set forth in the Certificate of Designation) determined by dividing the stated value of such share of Series B Preferred, which was initially $1,000, by the conversion price. The initial conversion price, which was subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions but not as a result of future transactions at lower prices, was $0.17.

The Warrants had an initial exercise price of $0.17 per share, were immediately exercisable, and had a term of five years from the date of issuance. The exercise price and number of shares issuable upon exercise of the warrants were subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions but not as a result of future transactions at lower prices. The Company allocated the $1.1 million in gross proceeds between the preferred stock and the warrants based on their relative fair values. Based on the Black-Scholes option pricing model (volatility – 110%, risk free rate – 1.01%, dividends – zero, weighted average life – 5 years), we allocated approximately $0.3 million to the warrants. The warrants met the requirements of and were being accounted for as equity in accordance with ASC 815-40.

The convertible feature of the Series B Preferred was a BCF, which the Company recorded as a deemed dividend of approximately $0.8 million in 2012.

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

As of June 30, 2013, all 1,065 shares of the Series B Preferred had been converted into approximately 13.3 million shares of the Company’s common stock. As a result, there are no shares of the Series B Preferred outstanding at June 30, 2013.

10. Common Stock and Common Stock Warrants

The Company raised $0.5 million in gross proceeds during the first six months of 2013 through the issuance of the Company’s common stock to Immune. Approximately 3.8 million shares of the Company’s common stock were sold at a price of $0.13 per share. These shares have not been registered.

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

Effective January 9, 2012, the Company reduced the exercise price and extended the expiration date of its outstanding Series B common stock purchase warrants that were issued in a registered direct offering that closed on June 30, 2010. The Series B warrants, which originally would have expired on the close of business on January 9, 2012, were exercisable for up to approximately 6.1 million shares of the Company’s common stock. The exercise price was reduced from $1.64 per share to $0.20 per share subject to no further adjustment other than for stock splits and stock dividends and the expiration date was extended to the close of business on April 9, 2012.  The modification resulted in a warrant amendment expense of $0.9 million which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model (volatility – 110%, risk free rate – 0.01%, dividends – zero, weighted average life – 0.25 years). Approximately 3.9 million warrants were exercised for proceeds of approximately $0.7 million in 2012.

11. Share-Based Payments

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted on September 1, 2005, approved by stockholders on September 5, 2005 and became effective on January 4, 2006. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to EpiCept’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of EpiCept’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. The Company records stock-based compensation expense at fair value. There were no grants during the six months ended June 30, 2013.

The following table presents the total employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan included in the condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in $000s)		(in $000s)
Selling, general and administrative	$30	$130	$66	$317
Research and development	11	29	22	87
Stock-based compensation expense before income taxes	41	159	88	404
Benefit for income taxes (1)	—	—	—	—
Net compensation expense	$41	$159	$88	$404

____________

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

Summarized information for stock option grants for the six months ended June 30, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	2,530,864	$3.94	6.45	$—
Granted	—	—
Exercised	—	—
Forfeited	(44,375)	4.62
Expired	(208,500)	2.78
Options outstanding at June 30, 2013	2,277,989	$4.04	5.84	$—
Vested or expected to vest at June 30, 2013	2,258,030	$4.06	5.74	$—
Options exercisable at June 30, 2013	2,078,401	$4.30	5.74	$—

There were no stock option exercises during each of the six months ended June 30, 2013 and 2012. There were no stock options granted during the six months ended June 30, 2013. The weighted average grant-date fair value of options granted for the six months ended June 30, 2012 was $0.35 and was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	Six Months Ended June 30,
	2013	2012
Expected volatility	n/a	110%
Risk free interest rate	n/a	0.89%
Dividend yield	n/a	—
Expected life (Years)	n/a	5

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

The total remaining unrecognized compensation cost related to the non-vested stock options, restricted stock and restricted stock units amounted to $0.1 million as of June 30, 2013, which will be amortized over the weighted-average remaining requisite service period of 1.08 years.

Restricted Stock

Restricted stock was issued to a certain non-employee member of the Company’s Board of Directors during the six months ended June 30, 2012, which entitled the holder to receive approximately 0.1 million shares of the Company’s common stock upon achieving certain objectives within a one year vesting period, which was achieved and vested in 2012. This restricted stock grant is accounted for at fair value at the date of grant and an expense was recognized during the vesting term. No restricted stock was granted during the six months ended June 30, 2013.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee members of the Company’s Board of Directors during the six months ended June 30, 2012. Typically, restricted stock units entitle the holder to receive a specified number of shares of the Company’s common stock at the end of the vesting term, ranging from one year to four years. The restricted stock unit grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. No restricted stock units were granted during the six months ended June 30, 2013. Summarized information for restricted stock unit grants for the six months ended June 30, 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2012	405,000	$0.16
Granted	—	—
Vested	(405,000)	0.16
Forfeited	—	—
Nonvested at June 30, 2013	—	$—

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors on December 19, 2008, subject to stockholder approval, and was approved by the stockholders at the Company’s 2009 Annual Meeting held on June 2, 2009. The 2009 ESPP was effective on January 1, 2009 and a total of 1,000,000 shares of common stock have been reserved for sale. The 2009 ESPP is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the 2009 ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company's common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company's common stock on the last trading day of the purchase period. The initial period commenced January 1, 2009 and ended on June 30, 2009. Each subsequent offering period will have a six month duration.

The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model. There were no shares issued under the 2009 ESPP during the six months ended June 30, 2013 and 2012, so no expense was recorded. A total of 78,267 shares have been issued under the 2009 ESPP as of June 30, 2013.

Warrants

The following table summarizes information about warrants outstanding at June 30, 2013:

	Options	Weighted Average Exercise Price
Warrants outstanding at December 31, 2012	25,115,796	$1.64
Issued	—	—
Exercised	—	—
Expired	(3,396,882)	3.07
Warrants outstanding at June 30, 2013	21,718,914	$1.42

12. Commitments and Contingencies

The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments as of June 30, 2013, totaling approximately $1.7 million, under these agreements, of which approximately $0.5 million is payable during 2013 and approximately $1.2 million is payable from 2014 through 2016.

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

13. Subsequent Events

The Company raised $0.4 million in gross proceeds in July 2013 by entering into a loan pursuant to the merger agreement with Immune.

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

Overview

We are a specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of pain and cancer. Our strategy is to focus on topically delivered analgesics targeting peripheral nerve receptors and on innovative cancer therapies. In November 2012, we entered into a definitive merger agreement with Immune Pharmaceuticals Ltd., or Immune, and we recently filed a definitive proxy statement that contains details on Immune and the merger. The definitive proxy was mailed to shareholders on or about June 20, 2013. The transaction is anticipated to close in August 2013 and is subject to satisfaction of certain customary closing conditions, including the approval of a reverse split of our common stock by a majority of our shareholders.

The combined entity, to be named Immune Pharmaceuticals, Inc., will be primarily focused on developing antibody therapeutics and other targeted drugs for the treatment of inflammatory diseases and cancer. Immune’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis. Based on the Second Amendment to the Merger Agreement with Immune dated February 11, 2013, the values for EpiCept and Immune were estimated to be $14 million and $61 million, respectively, for an assumed combined company valuation of approximately $75 million. The following results of operations and discussion of business are of EpiCept only and do not represent the prospective combined entity.

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

We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and selling, general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $271.6 million as of June 30, 2013. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our development activities and from selling, general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years.

We had approximately $0.2 million in cash and cash equivalents at June 30, 2013 plus restricted cash held with our senior secured lender of $0.6 million. We received net cash of $0.4 million in July 2013 by entering into a loan pursuant to the merger agreement with Immune. The definitive merger with Immune is anticipated to close in August 2013 and is subject to satisfaction of certain customary closing conditions.  We believe that further funding will not be necessary before the anticipated closing of the Merger with Immune in August 2013.

Recent Events

We raised $0.4 million in gross proceeds in July 2013 by entering into a loan pursuant to the merger agreement with Immune.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments affecting the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this annual report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of EpiCept Corporation and the Company’s 100%-owned subsidiaries, Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH (in liquidation). All inter-company transactions and balances have been eliminated.

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

Revenue Recognition

We recognize revenue relating to our collaboration agreements in accordance with the SEC Staff Accounting Bulletin, or SAB 104, “Revenue Recognition”, Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605-25, “Revenue Recognition - Multiple Element Arrangements” (“ASC 605-25”), and Accounting Standards Update, or ASU, 2009-13, "Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force" (“ASU 2009-13”). ASU 2009-13 supersedes certain guidance in ASC 605-25, and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). We adopted the provisions of ASU 2009-13 beginning on January 1, 2011. The adoption of ASU 2009-13 did not have a material effect on our financial statements.

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

Share-Based Compensation

We record stock-based compensation expense at fair value in accordance with the FASB issued ASC 718-10, “Compensation – Stock Compensation” (“ASC 718-10”). We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. In accordance with ASC 718-10, the simplified method for “plain vanilla” options may be used where the expected term is equal to the vesting term plus the original contract term divided by two. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

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

Research and Development Expenses

We expect that a large percentage of our future research and development expenses will be incurred in support of current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test our product candidates in numerous preclinical studies for toxicology, safety and efficacy. We then conduct early stage clinical trials for each drug candidate. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus resources on more promising product candidates or programs. Completion of clinical trials may take several years but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:

●	the number of sites included in the trials;
●	the length of time required to enroll suitable patients;
●	the number of patients that participate in the trials;
●	the number of doses that patients receive;
●	the duration of follow-up with the patient;
●	the product candidate’s phase of development; and
●	the efficacy and safety profile of the product.

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

We account for our income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of our assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against our net deferred tax assets at June 30, 2013 and December 31, 2012, because it is not more likely than not that we will realize future benefits associated with these deferred tax assets. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220) – Presentation of Comprehensive Income" which amends Topic 220, “Comprehensive Income”. ASU 2011-05 gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the provisions of ASU 2011-05 on a retrospective basis in the year ended December 31, 2011. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

Results of Operations

Three months ended June 30, 2013 and 2012

Revenues. During the three months ended June 30, 2013 and 2012, we recognized revenue of approximately $0.1 million and $6.6 million, respectively, from prior upfront licensing fees and milestone payments received from our strategic alliances, royalties with respect to certain technology, and product revenues from the sales of Ceplene® to Meda. We previously recognized revenue from our agreement with Meda using the Milestone Method, from our agreements with Myrexis, DURECT and GNI on a straight line method over the life of the last to expire patent and from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP. For the three months ended June 30, 2013 and 2012, we recognized zero and $0.6 million, respectively, in product revenue from the sale of Ceplene® to Meda.

We terminated our commercialization agreement with Meda in June 2012, and as a result recognized the remaining deferred revenue of approximately $3.8 million in the second quarter of 2012. We also simultaneously sold the rights to Ceplene® under the original agreement to Meda for $2.0 million. In addition, Meda purchased approximately $0.6 million of Ceplene® commercial and clinical supply and our supply of Proleukin® that was to be used in the Ceplene® post-approval trial. We recognized the $2.0 million payment received from Meda as revenue in the second quarter of 2012. We recognized $0.5 million of product revenue from the sale of Ceplene® inventory and $0.1 million expense reimbursement from the sale of Proleukin®. We recognized total revenue from the original commercialization agreement of approximately $3.9 million for the three months ended June 30, 2012.

The current portion of deferred revenue as of June 30, 2013 of $0.3 million represents our estimate of revenue to be recognized over the next twelve months primarily related to the upfront payments received from our strategic alliances.

Cost of goods sold. Cost of goods sold was zero and $0.4 million for the three months ended June 30, 2013 and 2012, respectively. Cost of goods sold during the second quarter of 2012 related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.

Selling, general and administrative expense. Selling, general and administrative expense decreased by 36%, or $0.5 million, to $0.9 million for the three months ended June 30, 2013 from $1.4 million for the three months ended June 30, 2012. Salary and salary related expenses decreased by $0.2 million as the result of a reduction in staff, stock-based compensation decreased by $0.1 million, consulting expense decreased by $0.1 million and director fees and expenses decreased by $0.1 million due to a decrease in the size of our board of directors. We expect general and administrative expenses to remain at approximately current levels through the close of the merger with Immune.

Research and development expense. Research and development expense decreased by 30%, or $0.3 million, to $0.7 million for the three months ended June 30, 2013 from $1.0 million for the three months ended June 30, 2012. The decrease was primarily attributable to lower clinical trial costs for Ceplene® of $0.5 million as our clinical efforts were focused on our open label trial of Ceplene® during the second quarter of 2012. This reduction was partially offset by higher facility costs of $0.2 million since we expensed the remaining amount of the lease liability on our facility in San Diego during the second quarter of 2013. Except for the higher expense incurred for the San Diego facility, we expect research and development expenses to remain at approximately current levels through the close of the merger with Immune.

Other income (expense). Our other income (expense) consisted of the following:

	Three Months Ended June 30,
	2013	2012
	(in $000s)
Other income (expense) consist of:
Interest income	$—	$1
Foreign exchange loss	—	(521)
Interest expense	(175)	(380)
Other income (expense), net	$(175)	$(900)

For the three months ended June 30, 2013, we recorded other expense, net of $0.2 million as compared with other expense, net of $0.9 million for the three months ended June 30, 2012. Other income (expense), net was positively impacted by a $0.5 million change in foreign exchange loss and $0.2 million in lower interest expense on our senior secured term loan that we entered into in May 2011.

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

Six months ended June 30, 2013 and 2012

Revenues. During the six months ended June 30, 2013 and 2012, we recognized revenue of approximately $0.5 million and $6.8 million, respectively, from prior upfront licensing fees and milestone payments received from our strategic alliances, royalties with respect to certain technology, and product revenues from the sales of Ceplene® to Meda. We previously recognized revenue from our agreement with Meda using the Milestone Method, from our agreements with Myrexis, DURECT and GNI on a straight line method over the life of the last to expire patent and from our agreement with Endo using the proportional performance method with respect to LidoPAIN BP. We recognized total revenue from the original commercialization agreement of approximately $0.3 million and $4.1 million for the six months ended June 30, 2013 and 2012, respectively. We recognized revenue relating to commercial sales of Ceplene® of approximately $0.3 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively. We recognized revenue of $11,000 and $14,000 for the six months ended June 30, 2013 and 2012, respectively, from royalties with respect to acquired Maxim technology.

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

Cost of goods sold. Cost of goods sold was $0.1 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively. Cost of goods sold related solely to the costs of sales of Ceplene®, including manufacturing costs and royalty expense related to sales of Ceplene®.

Selling, general and administrative expense. Selling, general and administrative expense decreased by 39%, or $1.1 million, to $1.7 million for the six months ended June 30, 2013 from $2.8 million for the six months ended June 30, 2012. Salary and salary related expenses decreased by $0.4 million as the result of a reduction in staff, stock-based compensation decreased by $0.3 million, consulting expense decreased by $0.2 million and director fees and expenses decreased by $0.2 million due to a decrease in the size of our board of directors. We expect general and administrative expenses to remain at approximately current levels through the close of the merger with Immune.

Research and development expense. Research and development expense decreased by 57%, or $1.3 million, to $1.0 million for the six months ended June 30, 2013 from $2.3 million for the six months ended June 30, 2012. The decrease was primarily attributable to lower clinical trial costs for Ceplene® of $0.8 million as our clinical efforts were focused on our open label trial of Ceplene® during the first six months of 2012. Salary and salary related expenses decreased by $0.4 million as the result of a reduction in staff and stock-based compensation decreased by $0.1 million. We expect research and development expenses to remain at approximately current levels through the close of the merger with Immune.

Other income (expense). Our other income (expense) consisted of the following:

	Six Months Ended June 30,
	2013	2012
	(in $000s)
Other income (expense) consist of:
Interest income	$—	$3
Foreign exchange loss	—	(264)
Warrant amendment expense	—	(936)
Interest expense	(363)	(743)
Other income (expense), net	$(363)	$(1,940)

We recorded other expense, net of $0.4 million for the six months ended June 30, 2013, as compared with other expense, net of $1.9 million for the six months ended June 30, 2012. Other income (expense), net was positively impacted by no warrant amendment expense in the six months ended June 30, 2013, lower interest expense of $0.4 million related to our senior secured term loan that we entered into in May 2011 and a $0.3 million change in foreign exchange losses.

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

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses. To date, we have not generated any significant revenues from the sale of products and may not generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $271.6 million as of June 30, 2013, and we anticipate that we will continue to incur operating losses in the future. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Should we be unable to close the merger with Immune, operations will need to be further scaled back or discontinued. We have little if any access to new equity capital. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities, debt, revenue from collaborative relationships, investment income earned on cash balances and short-term investments and, prior to 2007, the sales of a portion of our New Jersey net operating loss carryforwards.

The following table describes our liquidity and financial position on June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(in thousands)
Working capital (deficit)	$(8,873)	$(6,604)
Cash and cash equivalents	200	172
Notes and loans payable, current portion	4,040	3,975

Working Capital

We had a working capital deficit of $8.9 million at June 30, 2013, consisting of current assets of $0.9 million and current liabilities of $9.8 million. This represents a negative change in working capital of approximately $2.3 million from a working capital deficit of $6.6 million at December 31, 2012, which consisted of current assets of $1.2 million and current liabilities of $7.8 million. We funded our working capital and the cash portion of our 2013 operating loss with the cash proceeds from the reset offer of our Series A and Series B Preferred Stock and warrants in September 2012 and the funding from Immune in the first six months of 2013.

Cash and Cash Equivalents

Our cash and cash equivalents totaled $0.2 million at June 30, 2013 and December 31, 2012. Our cash and cash equivalents consist primarily of an interest bearing account. We received $0.5 million cash in 2013 from the issuance of approximately 3.8 million shares of our Common Stock, at a price of $0.13 per share, to Immune. We also received $0.6 million cash in 2013 by entering into a loan pursuant to the merger agreement with Immune.

We reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 in January 2012. A total of 3.9 million warrants were exercised for proceeds of $0.7 million for the six months ending June 30, 2012. We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our Common Stock. The 2,000 shares of Preferred Stock were converted into an aggregate of 10.0 million shares of our Common Stock as of June 30, 2013.

We received $1.0 million cash, net of $0.1 million in transaction costs, in April 2012 from the issuance of 1,065 shares of our Series B 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 3.1 million shares of our Common Stock. The Shares of Series B Preferred Stock were convertible into an aggregate of 6.3 million shares of our Common Stock. We also sold the rights to Ceplene® under the original agreement to Meda in June 2012 for $2.0 million. In addition, Meda purchased approximately $0.6 million of Ceplene® commercial and clinical supply and our supply of Proleukin® for use in the Ceplene® post-approval trial.

Current and Future Liquidity Position

We received $0.5 million of net cash from Immune during the first six months of 2013 through the issuance of approximately 3.8 million shares of our common stock, and an additional $0.6 million by entering into a loan pursuant to the merger agreement with Immune. We had approximately $0.2 million in cash and cash equivalents at June 30, 2013 plus restricted cash held with our senior secured lender of $0.6 million. Our anticipated average monthly cash operating expense in 2013 is approximately $0.3 million, which we have financed through this issuance of our common stock and debt to Immune and delaying amounts due to our vendors. In addition, we are required to make monthly interest and principal payments on our senior secured term loan of approximately $0.3 million, the interest portion of which is being drawn from the restricted cash held by our senior secured lender. Our lender has agreed to forego repayments of principal until an amendment to the current loan agreement is completed. We entered into the definitive merger agreement with Immune that is anticipated to close in August 2013 and is subject to satisfaction of certain customary closing conditions, including the positive vote for a reverse split of our common stock by a majority of our shareholders.  We believe additional funds will not be required prior to the merger closing.

If additional funds are raised by issuing equity, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be forced to delay, scale back, or eliminate some or all of our commercialization efforts for our research and development programs or to cease operations entirely.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

●	the completion of our pending merger with Immune;
●	the timing, receipt and amount of front-end fees and milestone payments that may become payable through an AmiKetTM license;
●	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;
●	the ability to establish and maintain additional collaborative arrangements;
●	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and
●	the timing, receipt and amount of sales and royalties, if any, from our potential products.

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

Operating Activities

Net cash used in operating activities for the first six months of 2013 was $1.4 million as compared to $2.6 million in the first six months of 2012. Cash was primarily used to fund our net loss for the first six months of 2013 resulting from research and development, general, administrative and other expenses. Accounts payable and accrued expenses increased by approximately $1.3 million as a result of our delaying payment to vendors. Deferred revenue decreased by $0.1 million to account for the portion of the deferred revenue received from our licensing partners that was recognized as revenue during the first six months of 2013.

During the first six months of 2012, accounts payable and accrued expenses decreased by approximately $0.1 million as a result of paying vendors and deferred revenue decreased by $4.2 million to account for the portion of the deferred revenue received from our licensing partners that was recognized as revenue. The 2012 net loss was partially offset by non-cash charges of $0.9 million of warrant amendment expense, $0.4 million of stock-based compensation, $0.3 million in foreign exchange losses and $0.3 million in amortization of deferred financings costs and discount on loans. The 2012 net loss was also partially funded by a $0.4 million decrease in inventory resulting from the sale of most of our Ceplene® inventory to Meda.

Investing Activities

Net cash provided by investing activities for the first six months of 2013 was $0.3 million compared to zero for the first six months of 2012. Net cash provided by investing activities for the first six months of 2013 consisted of the release of restricted cash from our lender to make interest payments on our senior secured term loan totaling $0.2 million and the release of the letter of credit on our leased facility totaling $0.1 million.

Financing Activities

Net cash provided by financing activities for the first six months of 2013 was $1.1 million compared to net cash provided by financing activities of $1.0 million for the first six months of 2012. We received $0.5 million of net cash from Immune during the first six months of 2013 through the issuance of approximately 3.8 million shares of our common stock and an additional $0.6 million by entering into a loan pursuant to the merger agreement with Immune. The loan is expected to be eliminated in consolidation upon the close of the merger with Immune in August 2013.

We reduced the exercise price and extended the expiration date of our outstanding Series B Common Stock Purchase Warrants that were issued in a registered direct offering that closed on June 30, 2010 in January 2012. A total of 3.9 million warrants were exercised for proceeds of $0.7 million as of June 30, 2012. We received $1.8 million cash, net of $0.2 million in transaction costs, in February 2012 from the issuance of 2,000 shares of our Series A 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase 5.0 million shares of our common stock. The 2,000 shares of preferred stock were converted into an aggregate of 11.8 million shares of our common stock as of June 30, 2013. We also received $1.0 million cash, net of $0.1 million in transaction costs, in April 2012 from the issuance of 1,065 shares of our Series B 0% Convertible Preferred Stock, at a price of $1,000 per share, and warrants to purchase approximately 3.1 million shares of our common stock. The shares of preferred stock were convertible into an aggregate of 13.3 million shares of our common stock.

Contractual Obligations

The annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term obligations consisting of research, development, consulting and license agreements (including maintenance fees) are as follows as of June 30, 2013, (in thousands of U.S. dollars, using exchange rates where applicable in effect as of June 30, 2013):

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Notes and loans payable	$4,071	$—	$—	$—	$4,071
Interest expense	170	—	—	—	170
Operating leases	250	—	—	—	250
Severance	64	—	—	—	64
Other obligations	500	1,150	—	—	1,650
Total	$5,055	$1,150	$—	$—	$6,205

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

We allocated the $8.6 million in proceeds between the term loan and the warrants based on their relative fair values. We calculated the fair value of the warrants at the date of the transaction at approximately $0.5 million with a corresponding amount recorded as a debt discount. The debt discount is being accreted over the life of the outstanding term loan using the effective interest method. At the date of the transaction, the fair value of the warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: dividend yield of 0%, risk free interest rate of 1.71%, volatility of 110% and an expected life of five years. During the first six months of 2013 and 2012, we recognized approximately $0.1 million and $0.2 million, respectively, of non-cash interest expense related to the accretion of the debt discount.

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

We also agreed, pursuant to the amendment, to maintain a cash balance of $1.1 million in a bank account that is subject to the security interest maintained by Midcap under the loan agreement. Midcap is deducting interest payable under the loan agreement and advanced us $0.1 million to cover operating expenses in 2012, resulting in a restricted cash balance of $0.6 million at June 30, 2013. Further, we committed to signing a definitive agreement, acceptable to Midcap, by November 15, 2012 with respect to a sale or partnering transaction (which the Company satisfied by entering into a definitive merger agreement with Immune Pharmaceuticals, Ltd. on November 8, 2012).

In July 2013, we executed a Second Amendment to the Loan and Security Agreement with Midcap in which the parties agreed that interest payments will continue to be made monthly and one half of the cash that is subject to the security interest maintained by Midcap will be returned to us upon the favorable stockholder vote to approve the final conditions to the closing of the merger. Any past defaults under the loan agreement have been waived and principal payments on the loan are scheduled to begin September 1, 2013 unless the loan agreement restructuring the loan has been executed.

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

Severance. We are obligated to pay severance to two of our former executive officers in the amount of $0.1 million at June 30, 2013.

Other Commitments. Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Tarrytown, New York, which expired in May 2013. Long-term commitments under operating leases for facilities leased by Maxim and retained by us relate primarily to the research and development site at 6650 Nancy Ridge Drive in San Diego, which is leased through October 2013. We defaulted on our lease agreement for the premises located in San Diego, California in June 2008 by failing to make the monthly rent payment. As a result, the landlord exercised their right to draw down the full letter of credit, amounting to approximately $0.3 million, and applied approximately $0.2 million to unpaid rent. The remaining balance of $0.1 million was classified as prepaid rent. We defaulted on this lease agreement again in April 2012 by ceasing to make the monthly rent payments. As a result, we applied the remaining $0.1 million of prepaid rent to unpaid rent. We discontinued our drug discovery activities at this location in 2009 and we accrued rent payable on this lease of $1.5 million at June 30, 2013.

We have a number of research, consulting and license agreements that require us to make payments to the other party to the agreement upon us attaining certain milestones as defined in the agreements. We may be required to make future milestone payments, totaling approximately $1.7 million as of June 30, 2013, under these agreements, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. Our current estimate as to the timing of other research, development and license payments, assuming all related research and development work is successful, is listed in the table above in “Other obligations.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The financial currency of our German subsidiary, which is in the process of liquidating its assets and liabilities, is the euro. As a result, we are exposed to various foreign currency risks. First, our consolidated financial statements are in U.S. dollars, but a portion of our consolidated assets and liabilities is denominated in euros. Accordingly, changes in the exchange rate between the euro and the U.S. dollar will affect the translation of our German subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. Historically, fluctuations in exchange rates resulting in transaction gains or losses have had a material effect on our consolidated financial results. We have not engaged in any hedging activities to minimize this exposure, although we may do so in the future.

Our exposure to interest rate risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in bank deposits. The primary objective of our investment activities has been to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash and cash equivalents in a variety of interest- bearing instruments, primarily bank deposits and money market funds, which may also include U.S. government and agency securities, high-grade U.S. corporate bonds and commercial paper. Due to the nature of our short-term and restricted investments, we believe that we are not exposed to any material interest rate risk. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 4. Controls and Procedures.

Our Interim Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the United States and Exchange Commission rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had approximately $0.2 million in cash and cash equivalents at June 30, 2013 plus restricted cash held with our senior secured lender of $0.6 million. We received $0.4 million of net cash in July 2013 by entering into a loan pursuant to the merger agreement with Immune.   Our anticipated average monthly cash operating expenses in 2013 is approximately $0.3 million. In addition, we are required to make monthly interest and principal payments on our senior secured term loan in the amount of approximately $0.3 million. We entered into a definitive merger agreement which is anticipated to close in August 2013 and is subject to satisfaction of certain customary closing conditions.  We believe the merger will close before the need for additional funds.

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

Our recurring losses from operations, insufficient working capital resources and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and as a result our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2012 with respect to this uncertainty. We will need to raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013, pursuant to the terms of the Merger Agreement and Plan of Reorganization, as amended, with Immune Pharmaceuticals Ltd., the Company sold an aggregate of 3,846,154 shares of its common stock to Immune for an aggregate purchase price of $500,000. The exemption from registration relied upon was Section 4(2) of the Securities Act of 1933, given that the transactions did not involve any public offering.

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

10.1

Amendment No. 4 to Merger Agreement and Plan of Reorganization, dated as of June 17, 2013, by and between Immune Pharmaceuticals Ltd., EpiCept Corporation and Epicept Israel Ltd. (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed June 19, 2013).

10.2

Second Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation's Current Report on Form 8-K filed August 1, 2013).

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from EpiCept Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013, and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013, and June 30, 2012 (iii) Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013, and June 30, 2012, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EpiCept Corporation

August 2, 2013	By:	/s/ Robert W. Cook
Robert W. Cook
Interim Chief Executive Officer and Chief Financial Officer