Form 10-Q
period 2013-09-30
IMMUNE PHARMACEUTICALS INC
filed 2013-11-19
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51290

Immune Pharmaceuticals Inc.

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

As of November 14, 2013, the Registrant had outstanding 13,276,037 shares of its $.0001 par value Common Stock.

TABLE OF CONTENTS

Part I. Financial Information
Item 1. Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39
Part II. Other Information	40
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits	41
SIGNATURE PAGE	42
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-101.1: XBRL FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

A Development Stage Enterprise

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$417	$95
Restricted cash	210	—
Other current assets	127	21
Total current assets	754	116
Restricted cash, net of current portion	90	84
Property and equipment, net	54	35
In-process research and development	27,500	—
Intangible assets, net	3,680	3,896
Total assets	$32,078	$4,131

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$5,094	$1,801
Accrued expenses	2,582	622
Due to related parties	269	78
Other accrued liabilities	54	32
Notes and loans payable	4,633	36
Share buy-back liability	—	150
Derivative liability	—	584
Total current liabilities	12,632	3,303
Grants payable	516	475
Notes and loans payable, net of current portion	235	339
Deferred tax liability	10,870	—
Total liabilities	24,253	4,117

Commitments and contingencies

Preferred stock, par value $0.0001; 5,000,000 authorized, 4,996,935 shares available for issuance, 0 shares issued and outstanding	—	—
Founders shares, 0.10 NIS par value (approx. $0.03); 0 and 4,500,000 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	110
Series A preferred shares, 0.10 NIS par value (approx.. $0.03); 0 and 3,000,000 shares authorized; 0 and 2,529,685 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	71
Ordinary shares, 0.10 NIS par value (approx. $0.03); 0 and 92,500,000 shares authorized; 0 and 4,806,132 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	121
Common stock, $.0001 par value; authorized 225,000,000 shares; 13,276,037 and 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1	—
Additional paid-in capital	26,659	15,299
Accumulated deficit	(18,835)	(15,587)
Total stockholders’equity	7,825	14
Total liabilities and stockholders’equity	$32,078	$4,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		July 11, 2010 (date of inception) to September 30,
	2013	2012	2013	2012	2013
Revenue:
Licensing and other revenue	$19	$—	$19	$—	$19

Costs and expenses:
General and administrative	1,008	1,739	3,237	3,324	9,886
Research and development	1,007	1,312	2,520	3,113	7,819
Total costs and expenses	2,015	3,051	5,757	6,437	17,705
Loss from operations	(1,996)	(3,051)	(5,738)	(6,437)	(17,686)

Other income (expense):
Interest expense	(44)	(17)	(117)	(32)	(253)
Derivative liability expense	—	(26)	(74)	(51)	(58)
Warrant amendment expense	(734)	—	(734)	—	(734)
Liquidation preference granted to founder	(2,037)	—	(2,037)	(2,804)	(4,841)
Loss on extinguishment of debt	—	—	—	(549)	(664)
Gain on bargain purchase	6,444	—	6,444	—	6,444
Other expense	(32)	(20)	(57)	(27)	(67)
Other income (expense), net	3,597	(63)	3,425	(3,463)	(173)
Net income(loss) before income taxes	1,601	(3,114)	(2,313)	(9,900)	(17,859)
Income taxexpense	(3)	—	(3)	—	(45)
Net income (loss)	$1,598	$(3,114)	$(2,316)	$(9,900)	$(17,904)
Deemed dividends	(443)	—	(932)	—	(932)
Income (loss) attributable to common stockholders	$1,155	$(3,114)	$(3,248)	$(9,900)	$(18,836)

Basic income (loss) per common share	$0.14	$(1.11)	$(0.65)	$(1.81)	$(4.10)
Diluted income (loss) per common share	$0.11	$(1.11)	$(0.65)	$(1.81)	$(4.10)

Weighted average common shares outstanding-basic	8,055,360	2,811,899	5,003,677	5,461,288	4,597,399
Weighted average common shares outstanding-diluted	10,308,296	2,811,899	5,003,677	5,461,288	4,597,399

Comprehensive income (loss)	$1,598	$(3,114)	$(2,316)	$(9,900)	$(17,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Founders Shares		Series A Preferred Shares		Ordinary Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Changes during the period from incorporation
Issuance of ordinary shares for initial capitalization of entity	—	$—	—	$—	1,000,000	$—	—	$—	$—	$—	$—
Issuance of ordinary shares for contribution of Immune Corp.	—	—	—	—	4,000,000	111	—	—	(401)	—	(290)
Issuance of ordinary shares in connection with consulting agreements	—	—	—	—	800,000	22	—	—	658	—	680
Loss for the period	—	—	—	—	—	—	—	—	—	(895)	(895)
Balance at December 31, 2010	—	—	—	$—	5,800,000	$133	—	$—	$257	$(895)	$(505)

Issuance of ordinary shares and warrants in connection with intangibles	—	—	—	—	2,200,000	63	—	—	2,533	—	5,296
Issuance of ordinary shares and warrants in connection with investments, net of issuance costs of $47	—	—	—	—	1,814,740	51	—	—	2,425	—	2,476
Issuance of ordinary shares in connection with consulting agreements	—	—	—	—	400,000	11	—	—	329	—	340
Issuance of ordinary shares in connection with convertible loans	—	—	—	—	262,953	8	—	—	318	—	326
Issuable amount of ordinary shares in connection with anti-dilution provisions	—	—	—	—	182,658	5	—	—	75	—	80
Loss for the period	—	—	—	—	—	—	—	—	—	(2,117)	(2,117)
Balance at December 31, 2011	—	$—	—	$—	10,660,351	$271	—	$—	$5,937	$(3,012)	$3,196

Issuance of ordinary shares and warrants in connection with investments, net of issuance costs of $66	—	—	—	—	702,273	18	—	—	1,220	—	1,238
Issuable amount of ordinary shares in connection with anti-dilution provisions	—	—	—	—	64,384	1	—	—	111	—	112
Conversion of ordinary shares in to Series A Preferred shares	—	—	2,529,685	71	(2,529,685)	(71)	—	—	—	—	—
Conversion of ordinary shares in to Founders shares	4,500,000	110	—	—	(4,500,000)	(110)	—	—	2,803	—	2,803
Issuance of ordinary shares in connection with convertible loans	—	—	—	—	408,809	12	—	—	716	—	728
Share-based compensation	—	—	—	—	—	—	—	—	4,512	—	4,512
Loss for the period	—	—	—	—	—	—	—	—	—	(12,575)	(12,575)
Balance at December 31, 2012	4,500,000	$110	2,529,685	$71	4,806,132	$121	—	$—	$15,299	$(15,587)	$14

Issuance of ordinary shares and warrants in connection with investments, net of issuance costs of $123	—	—	—	—	1,933,417	50	—	—	4,318	—	4,368
Issuance of ordinary shares in connection with anti-dilution provision	—	—	—	—	350,013	10	—	—	650	—	660
Issuance of ordinary shares in connection with consulting agreement	—	—	—	—	72,917	2	—	—	123	—	125
Issuance of shares to founder	2,250,000	58	—	—	—	—	—	—	1,979	—	2,037
Deemed dividend on issuance of anti-dilution shares	—	—	—	—	525,381	13	—	—	919	(932)	—
Reverse merger acquisition	(6,750,000)	(168)	(2,529,685)	(71)	(7,687,860)	(196)	13,276,037	1	434	—	—
Warrant amendment expense	—	—	—	—	—	—	—	—	734	—	734
Share-based compensation	—	—	—	—	—	—	—	—	2,203	—	2,203
Loss for the period	—	—	—	—	—	—	—	—	—	(2,316)	(2,316)
Balance at September 30, 2013	—	$—	—	$—	—	$—	13,276,037	$1	$26,659	$(18,835)	$7,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)
	Nine Months Ended September 30,		July 11, 2010 (date of inception) to September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(2,316)	$(9,900)	$(17,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226	274	676
Stock-based compensation expense	2,203	2,985	6,716
Conversion of ordinary shares to founders shares	2,037	2,804	4,841
Derivative liability	74	6	59
Warrant amendment expense	734	—	734
Issuance of common stock to consultants	125	—	1,146
Gain on bargain purchase	(6,444)	—	(6,444)
Loss on extinguishment of debt	—	—	549
Decrease in buy-back liability	(150)	—	(150)
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(10)	256	(31)
Increase in accounts payable and accrued liabilities	440	635	2,738
Increase (decrease) due to related parties	192	(223)	571
Increase in other accrued liabilities	22	23	54

Increase in grant payable	41	234	516
Net cash used in operating activities	(2,826)	(2,906)	(5,929)
Cash flows from investing activities:
Cash acquired in merger	292	—	292
Change in restricted cash	36	(58)	(48)
Investment in Pre-Merger Immune Pharmaceuticals Inc.	(1,598)	—	(1,598)
Purchase of property and equipment	—	(27)	(43)
Purchase of intangible assets	—	—	(520)
Net cash used in investing activities	(1,270)	(85)	(1,917)
Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	4,368	649	8,007
Issuance of short-term loan	86	—	86
Issuance of convertible loans	—	—	266
Repayment of loans	(36)	668	(96)
Net cash provided by financing activities	4,418	1,317	8,263
Net increase (decrease) in cash and cash equivalents	322	(1,674)	417
Cash and cash equivalents at beginning of year	95	1,792	—
Cash and cash equivalents at end of period	$417	$118	$417

Supplemental disclosure of cash flow information:
Cash paid for interest	$44	$—	$57
Cash paid for income taxes	3	—	3
Supplemental disclosure of non-cash financing activities:
Deemed dividend	(932)	—	(932)
Intangible assets acquired in non-monetary exchange	—	436	3,818
Merger between Immune Pharmaceuticals Inc. and Immune Pharmaceuticals Ltd.:
Fair value of assets acquired, excluding cash	377	—	377
In-process research and development acquired	27,500	—	27,500
Fair value of senior secured term loan assumed	4,442	—	4,442
Fair value of other merger liabilities assumed	4,814	—	4,814
Fair value of investment and related party liability assumed	1,598	—	1,598
Fair value of deferred tax liability assumed	10,870	—	10,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A – Nature of Operations and Liquidity

1.	Nature of Operations

Immune Pharmaceuticals Inc. (formerly EpiCept Corporation) (“Immune” or the “Company”) is a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including mAbs nanotherapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. The Company’s goal is to build a leading biopharmaceutical company focused on the discovery, development and, ultimately, commercialization of novel drugs targeting inflammatory diseases and cancer. Immune’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis and plans to initiate a Phase II study for the treatment of bullous pemphigoid, a dermatologic auto-immune condition. Immune is also focused on the development of the NanomAbs technology platform for the treatment of cancer. The Company is seeking to partner its pain compound AmiKet™, a topical cream consisting of a patented combination of amitriptyline and ketamine, that is in late stage development for the treatment of peripheral neuropathies.

  On August 25, 2013, the Company closed the merger with Immune Pharmaceuticals Ltd. (“Immune Ltd.”). After giving effect to the acquisition and the issuance of Immune Pharmaceuticals Inc. common stock to the former shareholders of Immune Ltd., the Company had 13,276,037 shares of common stock issued and outstanding, with the shareholders of Immune Pharmaceuticals Inc. before August 26, 2013 (“Pre-merged Immune Inc.”) collectively owning approximately 19%, and the former Immune Ltd. stockholders owning approximately 81%, of the outstanding common stock of the Company.

The merger has been accounted for as a reverse acquisition with Immune Ltd. treated for accounting purposes as the acquirer. As such, the financial statements of Immune Ltd. are treated as the historical financial statements of the Company, with the results of Pre-merged Immune Inc. being included from August 25, 2013 and thereafter. For periods prior to the closing of the reverse acquisition, therefore, the discussion below relates to the historical business and operations solely of Immune Ltd (Note D).

For the period from commencement of operations to date, the Company has been a development stage enterprise, and accordingly the Company’s operations have been directed primarily toward developing its licensed technologies. The Company has experienced net losses since its inception and as of September 30, 2013 had an accumulated deficit of approximately $18.8 million. Such losses and accumulated deficit resulted from the Company’s absence of revenue and costs incurred in the development of the Company’s technologies.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it we has not generated any significant revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, Immune has an accumulated deficit of $18.8 million as of September 30, 2013. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Immune’s losses have resulted principally from costs incurred in connection with the merger with Immune Ltd., development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, it may never become profitable. The Company expects to continue to incur significant expenses over the next several years.

Note B – Basis of Presentation

1.	Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). The Company’s functional currency is the U.S. dollar.

The consolidated balance sheet as of September 30, 2013, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and the cumulative period from July 11, 2010 (Date of Inception) through September 30, 2013, the consolidated statement of stockholders’ deficit for the nine months ended September 30, 2013 and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 and the cumulative period from July 11, 2010 (Date of Inception) through September 30, 2013, and related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December31, 2012 is derived from the audited consolidated financial statements of Immune Ltd. included in the definitive proxy statement filed on Schedule 14A with the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule10-01 of RegulationS-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet as of September 30, 2013 and the results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012 and the cumulative period from July 11, 2010 (Date of Inception) through September 30, 2013 have been made. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December31, 2013 or for any other period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Immune Ltd. and the accompanying notes for the year ended December31, 2012 included in the definitive proxy statement filed on Schedule 14A with the SEC on June 18, 2013.

Note C – Summary of Significant Accounting Policies

1.  Consolidation

  The accompanying consolidated financial statements include the accounts of Immune Pharmaceuticals Inc. and the Company’s 100%-owned subsidiaries, Immune Pharmaceuticals Ltd, Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH (in liquidation). All inter-company transactions and balances have been eliminated.

2.  Use of Estimates

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include impairment of long lived assets (including intangible assets), amortization of intangible assets, depreciation, stock based compensation, valuation of options and warrants and valuation of income taxes. Actual results could differ from those estimates.

3.  Cash and Cash Equivalents

  The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company. The Company maintains cash and cash equivalents with certain major financial institutions in the U.S. and Israel. At certain times during the year cash may exceed federally insured limits.

4.  Intangible Assets

  The Company accounts for the purchases of intangible assets in accordance with the provisions of Accounting Standards Classification (“ASC”) 350, Intangibles. Intangible assets are recognized based on their acquisition cost. The assets will be tested for impairment at least once annually, if determined to have an indefinite life, or whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. If any of the Company’s intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long-lived assets, including intangible assets with definitive lives, are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

5.     Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold improvements, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is less. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

	Method	Estimated Useful Life (years)

Computers and accessories	Straight-line	3	-	5
Equipment	Straight-line	3	-	5
Furniture and fixtures	Straight-line		7

6.     Share-based compensation

The Company recognizes compensation expense for all equity-based payments. Stock based compensation issued to employees is accounted for under ASC 718-10, Compensation– Share Compensation (“ASC 718-10”). The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The Company accounts for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 718-10 and ASC 505-50, Equity-Based Payments to Non-Employees. The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is quarterly remeasured and income or expense is recognized during the vesting terms.

Accounting for share-based compensation granted by the Company requires fair value estimates of the equity instrument granted or sold. If the Company’s estimate of the fair value of stock-based compensation is too high or too low, it will have the effect of overstating or understating expenses. When stock-based grants are granted in exchange for the receipt of goods or services, the Company estimates the value of the stock-based compensation based upon the value of its common stock.

7.     Income Taxes

Immune accounts for income taxes in accordance with ASC 740, Income Taxes. The Company is required to file income tax returns in the appropriate U.S. federal and state jurisdictions, including New York State and City, and abroad in Israel and Germany. Because the Company incurred losses in the past, all prior years are open and subject to audit examination in relation to the losses generated.

The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets at September 30, 2013 and December 31, 2012, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

    The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not accrue penalties in each of the nine months ended September 30, 2013 and 2012, but has accrued penalties associated with any unrecognized tax benefits during the years ended December 31, 2012 and 2011.

8.	Research and Development

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

None of the Company’s drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that its clinical data and that of its collaborators establish the safety and efficacy of the Company’s drug candidates. Furthermore, the Company’s strategy includes entering into collaborations with third parties to participate in the development and commercialization of its products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under the Company’s control. The Company cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect its development plan or capital requirements.

9.	Foreign Currency

The Company enters into certain transactions denominated in currencies other than the U.S. dollar. At the balance sheet date any amounts denominated in other than the U.S. dollar are translated into U.S. dollars at the period-end exchange rate and recorded as expense in the current period.

10.	Segment Information

The Company operates in one reportable segment: acquiring, developing and commercializing prescription drug products. Accordingly, the Company reports the accompanying consolidated financial statements in the aggregate, including all of its activities in one reportable segment.

11.	Fair Value of Financial Instruments

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

The financial instruments recorded in the Company’s Consolidated Balance Sheets consist primarily of cash and cash equivalents, and accounts payable. The carrying amounts of the Company’s cash and cash equivalents and accounts payable approximate fair value due to their short-term nature. The fair market value of the Company’s non-convertible loans is based on the present value of their cash flows discounted at a rate that approximates current market returns for issues of similar risk.

The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
	(In millions)
Notes and loans payable	$4.9	$4.9	$0.4	$0.4

12.  Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of intangible assets at September 30, 2013 and December 31, 2012.

13.  Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, Derivatives and Hedging” (“ASC 815-10”). ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date.

14.  Beneficial Conversion Feature of Certain Instruments

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

15.  Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update amends ASC 740 to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company is currently evaluating the impact this update may have on its financial statements.

In February 2013, the FASB issued an accounting standards update that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this standard did not have a material impact on Immune’s financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard did not have a material impact on Immune’s financial position or results of operations.

Note D – Reverse Merger

1.     Description of Transaction

On August 25, 2013, the Company closed its definitive Merger Agreement and Plan of Reorganization with Immune Ltd., an Israel-based biopharmaceutical company focused on the discovery, development and commercialization of drugs using monoclonal antibodies and NanomAbs® technology to treat unmet medical needs in the areas of inflammatory diseases and oncology. The assets and liabilities of the Company were recorded as of the acquisition date at their estimated fair values. As the merger is treated as a reverse merger with Immune Ltd. being the acquiring company, the reported consolidated financial condition and results of operations of Immune after completion of the merger will reflect these values, but will not be restated retroactively to reflect historical consolidated financial position or results of operations of pre-merger Immune Inc. The transaction is expected to qualify as a reorganization within the meaning of Section368(a) of the Internal Revenue Code.

In connection with the merger, the Company issued 10,490,090 shares of its common stock to Immune Ltd. shareholders in exchange for all of the issued and outstanding shares of Immune Ltd., with the pre-merger Immune Inc. stockholders retaining approximately 19% ownership and Immune Ltd. shareholders receiving approximately 81% of the outstanding common stock of the Company, calculated on an adjusted, fully diluted basis, with certain exceptions. All outstanding Immune Ltd. options and warrants were also exchanged for warrants and options to purchase the Company’s common stock. The exchange ratio, and consequently, the proportionate ownership of the Company, was subject to adjustment and did not include (i) the exercise or conversion of certain out-of-the-money Company options and warrants, (ii) ordinary shares and common stock (including common stock issued upon the conversion of certain securities) issued in connection with a proposed private placement of securities conducted by either Immune Ltd., the Company or both, (iii) loans made between the parties or (iv) the purchase of the Company’s common stock by Immune Ltd. prior to the closing of the merger with the use of a portion of the proceeds from such private placement of securities and in lieu of a certain loan to the Company, each as contemplated and more fully described in the Merger Agreement.

2.     Acquisition Accounting in Accordance with ASC 805

The unaudited condensed combined financial statements have been presented in accordance with ASC 805, Business Combinations (“ASC 805”). Under ASC 805, the acquired in-process research and development, with a fair value estimated at $27.5 million at August 25, 2013, was measured at fair value as of the date of the transaction and recorded as an indefinite-lived asset on the balance sheet and will be reviewed for impairment. If the related development is completed, the acquired intangible asset will be considered a finite-lived asset and amortized into the statement of operations. Until development is completed, the acquired in-process research and development is considered an indefinite-lived asset. If the related development is abandoned or the asset is otherwise impaired, the carrying value of the asset will be reduced or written off.

The estimated acquisition consideration and the preliminary allocation of the estimated acquisition consideration are in part based upon a preliminary management valuation, as described below, and the Company’s estimates and assumptions are subject to change.

Cash and cash equivalents and other tangible assets and liabilities:The tangible assets and liabilities were valued at their respective carrying amounts, except for adjustments to certain property and equipment, deferred revenue, deferred rent, facility exit charges and other liabilities, as the Company believe that these amounts approximate their current fair values.

In-process research and development:In-process research and development represents incomplete Company research and development projects, directly related to the AmiKet™ license agrement. The Company estimates that approximately $27.5 million of the acquisition consideration represents the fair value of purchased in-process research and development related to projects associated with the AmiKet license agreement.

Management, working with outside consultants, estimated that the AmiKet product candidate had an overall fair value of $91.7 million. The fair value was determined using an income approach, as well as discussions with the Company’s management and a review of certain program-related documents and forecasts prepared by the Company’s management. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to project expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to drug discovery and regulatory risks. The rate utilized to discount probability adjusted net cash flows to their present values was 30%, and reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments. As the development of these projects is also dependent upon future conditions, specifically the ability to raise substantial capital, it was estimated that the Company would only retain approximately 30% of the fair value of AmiKet with the majority of the value being relinquished as a condition of raising capital. Therefore the fair value of the asset recorded in the unaudited condensed combined financial statements has been reduced to $27.5 million.

Pre-acquisition contingencies:The Company has not currently identified any pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to the Company prior to the end of the measurement period, which would indicate that a liability is probable and the amount can be reasonably estimated, such items will be included in the acquisition consideration allocation.

The final determination of the acquisition consideration allocation will be based on the fair values of the assets acquired and liabilities assumed as of the date the merger was consummated. The Company expects that the allocation will be finalized within twelve months after the merger. Based on the purchase price allocation, the following table summarizes the estimated preliminary fair value amounts of the assets acquired and liabilities assumed at the date of acquisition: (in thousands):

Amount
Preliminary pro forma acquisition consideration allocation:
Cash and cash equivalents	$292
Restricted cash	252
Other current assets	96
Property and equipment	29
In-process research and development	27,500
Accounts payable	(3,078)
Accrued liabilities	(1,737)
Loan payable	(4,442)
Deferred tax liability	(10,870)
Gain on bargain purchase	(6,444)
Total acquisition consideration	$1,598

The total acquisition consideration consisted of the Company’s equity investment in pre-merger Immune Inc. and loans between the parties forgiven in the merger.

In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity shall reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company recorded a gain on bargain purchase of $6.4 million during the quarter ended September 30, 2013.

Note E – License Agreements

1.         iCo Therapeutics Inc. (“iCo”)

In December 2010, iCo granted Immune Ltd. an option to sub-license the use of bertilimumab from iCo, which obtained certain exclusive license rights to intellectual property relating to bertilimumab pursuant to a license agreement with Cambridge AntibodyTechnology Group Plc, and to which Immune became a party. In June 2011, Immune exercised its option and obtained a worldwide license from iCo for the use and development of bertilimumab for all human indications, other than ocular indications, pursuant to a product sub-license agreement. Under the final terms of the Agreement , Immune paid initial consideration of $1.7 million, comprised of (i) $0.5 million in cash, (ii) 600,000 ordinary shares, which were valued at approximately $1.0 million (or $1.72 per share) and (iii) 200,000 warrants, which were valued at approximately $0.2 million (or $0.95 per warrant). In addition to this consideration iCo received anti-dilution rights equal to 6.14% of the Company’s issued and outstanding share capital of the Company on a fully diluted basis. iCo will be subject to dilution up to 2.5% (on a fully diluted and as converted basis) upon, and at any time following, any future issuance of securities in connection with a financing made at a Company pre-money valuation that is higher than $30 million. This right shall lapse upon the earlier of: the consummation of an initial public offering involving the listing of the Company's shares on an internationally-recognized stock exchange, or a Deemed Liquidation event, as defined in the Company’s Amended and Restated Articles of Association. The Company believes that the merger qualifies as a Deemed Liquidation event. The anti-dilution shares were determined to be a derivative liability with a fair value of approximately $0.8 million. At September 30, 2013 and December 31, 2012 the derivative liability was zero and approximately $0.6 million, respectively. During the nine months ended September 30, 2013 and 2012 and period from July 2010 through September 30, 2013, ($74,242), ($24,864) and ($58,388), was charged to derivative liability expense in the statements of operations. During the nine months ended September 30, 2013 and 2012 and period from July 2010 through September 30, 2013, 350,013, 44,233 and 458,621 shares became issuable to iCo, respectively.

iCo may receive from Immune $32 million in milestone payments plus royalties equal to 8.5%. These milestones include the first dosing in a Phase III clinical trial, filing a Biologics License Application/Marketing Autorization Application, or a BLA/MMA, approval of a BLA/MAA and the achievement of $100 million in aggregate sales of licensed products for use in irritable bowel disease. The term of the license lasts until the expiration of all payment obligations on a country-by-country basis, at which point the license will be deemed fully paid, perpetual and irrevocable with respect to that country. However, iCo retains the worldwide exclusive right to the use of bertilimumab for all ocular applications.

2.        Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”)

In April 2011, Yissum granted Immune Ltd. a license that includes patents, research results and knowhow related to the NanomAbs technology. Yissum granted Immune an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. Immune Ltd. paid consideration of 800,000 shares, which were valued at approximately $0.7 million (or $0.87 per share). Under the license agreement, Immune is required to pay the following: (i) royalties in the amount of up to 4.5% of net sales; (ii) an annual license maintenance fee between $30,000 for the first year and up to a maximum of $0.1 million from the first year through the sixth year; (iii) ongoing research fees of at least $0.4 million for the first year and at least $0.4 million from the second year through the sixth year (but, not to exceed $1.8 million in the aggregate); (iv) milestone payments up to approximately $8.6 million (based on the attainment of certain milestones, including an Investigational New Drug application submission, patient enrollment in clinical trials, regulatory approval and commercial sales); and (v) sub-license fees in amounts up to 18% of any sub-license consideration. The license expires, on a country-by-country basis, upon the later of the expiration of (i) the last valid licensed patent, (ii) any exclusivity granted by a governmental or regulatory body on any product developed through the use of the licensed technology or (iii) the 15-year period commencing on the date of the first commercial sale of any product developed through the use of the licensed technology. Upon the expiration of the license, Immune will have a fully-paid, non-exclusive license to the licensed technology.

3.        MabLife SAS (“MabLife”)

In March 2012, Immune Ltd. acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration is as follows: (i) $0.6 million payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with a fair value of approximatley $0.4 million and an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife if Immune fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. $60,000 was paid to MabLife upon execution of agreement in April 2012 and $32,990 and $23,278 of interest was expensed during the nine months ended September 30, 2013 and 2012, respectively. Future payments are due annually in the following amounts: $80,000 in April, 2013, which has been deferred until December 31, 2013, $100,000 in April 2014, and $120,000 on each of the following three anniversaries from April 2015 through April 2017. The present value of future payments is approximately $0.4 million; $140,660 which was determined to be short term and $235,116 which was determined to be long term and has been recorded as notes payable on the balance sheet.

4.         Jean Kadouche, Immune Pharma (Techologies) SAS and Alan Razafindrastita (“Kadouche”)

In March 2011, Kadouche, a related party (See Note O [3]), sold, assigned and transferred to Immune the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies, collectively, the Human Antibody Production Technology Platform. Immune Ltd. paid Kadouche total consideration of approximately $0.7 million, consisting of (i) $20,298 in cash, and (ii) 800,000 ordinary shares of Immune Ltd., which were valued at approximately $0.7 million. Through the Human Antibody Production Technology Platform and additional laboratory work, human immune systems and specific cell lines are introduced in mice, enabling the mice to produce human mAbs.

5.         Lonza Sales AG (“Lonza”)

On May 2, 2012, Lonza granted Immune a sub-licensable, non-exclusive worldwide license under certain know-how and patent rights to use, develop, manufacture, market, sell, offer, distribute, import and export bertilimumab, as it is produced through the use of Lonza’s system of cell lines, vectors and know-how. If Lonza manufactures bertilimumab, Immune is required to pay Lonza a royalty of 1% of the net selling price of the product. If Immune or one of its strategic partners manufactures bertilimumab, Immune is required to pay Lonza £75,000, or approximately $113,873, annually during the course of the license agreement (first payable upon commencement of Phase II clinical trials) plus a royalty of 1.5% of the net selling price of the product, and if any other party manufactures the bertilimumab, Immune is required to pay Lonza £300,000, or approximately $0.5 million, per sublicense annually during the duration of such sublicense plus a royalty of 2% of the net selling price of the product. In addition, Immune is required to pay Lonza £2,000, or approximately $3,045, for the supply of certain cell lines, if it uses such cell lines. Notwithstanding the foregoing, Immune is not obligated to manufacture bertilimumab through the use of Lonza’s system. The royalties are subject to a 50% reduction based on the lack of certain patent protections, including the expiration of patents, on a country-by-country basis. Unless earlier terminated (including, but not limited to, the reasons set forth below), the license agreement continues until the expiration of the last enforceable valid claim to the licensed patent rights, which expire between 2014 and 2016.

6.         Dalhousie University

In connection with the merger, the Company maintains a direct license agreement with Dalhousie University under which the Company has an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in AmiKetTM.

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is further obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or a New Drug Application for AmiKetTM is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent.

7.         Shire BioChem

In connection with the merger, the Company acquired a license agreement for the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.). The Company is required to provide Shire Biochem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales.

Note F – Investments

Immune Ltd. purchased 3,846,154shares of Pre-merged Immune Inc.’s common stock at a price of $0.13 per share, or $0.5 million, during the first nine months of 2013. These shares were not registered and were carried on the balance sheet at cost. These shares were purchased in contemplation of the Merger Agreement and were treated as a component of the consideration upon consummation of the merger.

The Company is party to a related party loan pursuant to the merger agreement with Immune Ltd. The Company borrowed approximately $1.1 million from Immune Ltd. at September 30, 2013. The loan was bearing interest at a rate of 3.27%, which equates to an immaterial amount of interest expense through September 30, 2013. The loan was eliminated in consolidation upon the closing of the merger with Immune Ltd. on August 25, 2013.

Note G – Intangible Assets

The value of the Company’s intangible assets is summarized below:

	iCo	Yissum	Kadouche	Mablife	Total
Balance, December 31, 2011	2,421,609	659,623	661,286	-	3,742,518
Additions	-	-	-	435,775	435,775
Amortization	(167,244)	(46,247)	(46,687)	(22,127)	(282,305)
Balance, December 31, 2012	$2,254,365	$613,376	$614,599	$413,648	$3,895,988
Additions	-	-	-	-	-
Amortization	(125,090)	(34,590)	(34,919)	(21,729)	(216,328)
Balance, September 30, 2013	$2,129,275	$578,786	$579,680	$391,919	$3,679,660

The intangibles above were determined by management to have a 15 year useful life. Amortization expense amounted to approximately $0.2 million for each of the nine months ended September 30, 2013 and 2012 and approximately $0.7 million for the cumulative period from July 11, 2010 (Date of Inception) through September 30, 2013, respectively.

Note H – Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Computers and accessories	$12	$12
Equipment	21	21
Furniture andfixtures	38	9
	71	42
Less accumulated depreciation	(17)	(7)
	$54	$35

Depreciation expense amounted to $10,000, $4,000 and $17,000 for the nine months ended September 30, 2013 and 2012 and the cumulative period from July 11, 2010 (date of inception) through September 30, 2013, respectively.

Note I – Debt and Convertible Debt

The Company is party to loan agreements as follows:

	September 30, 2013	December 31, 2012
	(in thousands)

Senior secured term loan (1)	$4,442	$—
Loan payable (3)	$50	$—
Note payable (4)	$376	$376
Various loans (2) (5) (6) (7) (8)	$—	$—
Total notes and loans payable	$4,868	$376

Notes and loans payable, current portion	$4,633	$36
Notes and loans payable, long-term	235	339

______________

(1)   In connection with the merger, the Company assume a senior secured term loan from MidCap Financial (“MidCap”). In August 2013, the Company executed the Third Amendment and Consent to Loan and Security Agreement between the Company, its subsidiaries, and MidCap . This amendment restructured the Company's loan in connection with the completed merger.

In addition to providing MidCap’s consent to the merger, the amendment fixed the outstanding principal balance of the initial borrowing ("Tranche 1") of the loan at approximately $4.4 million. Principal repayments on the Tranche 1 amount will commence June 1, 2014, if the Company raises net cash proceeds of $5.0 million or more by November 19, 2013; otherwise principal repayments on the Tranche 1 amount will commence on December 1, 2013. Principal repayments will be due in approximately equal monthly installments commencing on the first repayment date. The scheduled maturity date of the loan is August 1, 2016.

The amendment also provides availability for a second borrowing ("Tranche 2") of $1 million, which will be available for drawing by the Company through August 1, 2014, at the Company’s discretion, upon meeting certain conditions, most importantly the raising of net cash proceeds of at least $17.5 million through one or more qualifying transactions, as defined in the amendment. Repayment of the Tranche 2 amount will be in approximately equal monthly payments, ending on the maturity date of the Tranche 1 loan. Interest on the Tranche 1 and Tranche 2 loans will accrue at the rate of 11.5% per annum and will be paid monthly in arrears.

The Company’s term loan with MidCap contains a subjective acceleration clause, which allows the lender to accelerate the loan’s due date in the event of a material adverse change in the Company’s ability to pay its obligations when due. The Company believes that its losses from operations and a cash balance that is lower than its loan payable collectively increase the likelihood of the due date being accelerated in this manner, and therefore the Company has classified loan repayments due more than twelve months from the date of these financial statements as a short term liability.

In connection with the restructuring of the loan, subsequent to the closing of the merger, the Company granted to MidCap five-year warrants to purchase 101,531 shares of the Company’s common stock at $3.50 per share having a grant date fair value of $0.3 million. Warrants to purchase additional shares of the Company’s common stock will be issuable if the Tranche 2 amount is drawn. The number of shares and the exercise price of the additional warrants will be based on the market price of the Company’s stock at the time of the drawing.

(2)   In June 2013, the Company entered into a three month loan agreement in the amount of approximately $36,000 bearing an interest rate of 6.5% per annum. Interest expense was an immaterial amount.The loan was due and payable on September 5, 2013 and was repaid on September 8, 2013.

(3)   In May 2013, the Company entered into a loan agreement to borrow $50,000. The debt carried a fixed rate of interest of 10%, payable together with the principal amount on June 30, 2013. In connection with the debt issuance, the Company granted to the investor an option to invest up to $500,000 in the Company and purchase such number of shares of the Company of the most preferential class at a price per share reflecting a 10% discount off the lowest price per share at the last round of investment immediately prior to the exercise of the option. The Company expensed $50,000 to interest expense related to this option during the second quarter of 2013.

(4)   In March 2012, the Company acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration is as follows: (i) $600,000 payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with a fair value of $435,775 and an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife if Immune fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. $60,000 was paid to MabLife upon execution of agreement in April 2012 and $32,990 and $23,278 of interest was expensed during the nine months ended September 30, 2013 and 2012, respectively. Future payments are due annually in the following amounts: $80,000 in April, 2013, the payment due date for which has been extended to December 31, 2013, $100,000 in April 2014, and $120,000 on each of the following three anniversaries from April 2015 through April 2017. The present value of future payments is $375,775; $140,660 of which was determined to be short term and $235,116 of which was determined to be long term and has been recorded as notes payable on the balance sheet.

(5)   In May 2011, the Company borrowed $260,000 from a single institutional investor via the issuance of convertible debt. The debt carried a fixed rate of interest of 1% per month, payable monthly, and was due and payable in May 2012, if not earlier converted, with an option for the investor to transfer the loan after three months. In connection with the debt issuance, the Company granted to the investor $78,000 of warrants (30% coverage) to purchase the Company’s ordinary shares with terms to be agreed upon at a later date and an option to invest up to $260,000 in a future round of financing at a 35% discount. In August 2011, the loan was amended and an extension to the stated maturity was granted in return for an increase in the equivalent fair value of the warrants to be issued from $78,000 to $221,000 and an increase in the future option to invest at a 35% fair value from $260,000 to $1,106,560. The increase in the fair value of the warrants expected to be issued was determined to have a fair value of $143,000 was determined to have a fair value of $77,350 which was recorded as a loan extension fee on the date of amendment. In November 2011, the principal balance of the loan plus accrued interest was repaid in cash.

(6)   In January 2011, the Company received $100,000 in gross proceeds from a private investor via an issuance of convertible debt. The debt had no stated maturity, carried an interest rate of LIBOR + 2% payable annually and was convertible into ordinary shares of the Company, based on the occurrence of certain future financing transactions, at a discount off fair market value. In June 2011, the principal balance and accrued unpaid interest on this note was converted into 120,123 ordinary shares of the Company which resulted in a loss on extinguishment of the debt of $106,909. Prior to the date of conversion the Company entered into a share buy-back agreement whereby the Company agreed to purchase back 50% of the shares received as a result of the convertible loan investment if the shareholder elected to do so prior to 12/31/12. The Company recorded a liability of $50,000 to account for the potential buy-back at December 31, 2011 which was reversed and recorded in equity during December 2012 when the buy-back commitment expired unexercised.

(7)   In December 2010, the Company received $116,705 in gross proceeds from three private investors via the issuance of convertible debt. The debt had no stated maturity, carried an interest rate of LIBOR + 1.5% payable annually and was convertible into ordinary shares of the Company, based on the occurrence of certain future financing transactions, at a discount off fair market value. In March 2011, the principal balance and accrued unpaid interest on this note was converted into 142,830 ordinary shares of the Company which resulted in a loss on extinguishment of the debt of $7,142. Prior to the date of conversion the Company entered into a share buy-back agreement with two shareholders whereby the Company agreed to purchase back all shares received as a result of the conversion of the debt if the shareholder elected to do so prior to 12/20/12. The Company recorded a liability of $66,000 to account for the potential buy-back at December 31, 2011 which was reversed and recorded in equity during December 2012 when the buy-back commitment expired unexercised.

(8)   In December 2010, the Company entered in a convertible note agreement with the Chief Executive Officer, which was intended to be a convertible line of credit, for $250,000. The debt had a 24-month term, carried an interest rate of LIBOR + 1.5% payable annually and was convertible into ordinary shares of the Company, based on the occurrence of certain future financing transactions, at a discount off fair market value. Net borrowings (repayments) under this agreement amounted to ($187,970), $79,500 and $0 for the years ended December 31, 2012 and 2011 and the cumulative period from July 11, 2010 (date of inception) through December 31, 2012, respectively. In June 2012, the principal balance and accrued unpaid interest of $198,000 on this note was repaid. In June 2012 the Company made a cash payment of $19,800 and the remaining balance of $178,200 converted into 408,809 ordinary shares of the Company which resulted in a loss on extinguishment of the debt of $549,480.

Note J – Stockholders’ Equity

1.	Preferred Stock

The Company has authorized 5.0 million preferred shares, of which 4,996,935 shares were undesignated and available for the issuance at the closing of the merger. As of September 30, 2013, the Company had no shares of preferred stock outstanding.

2.	Founders Shares of Immune Ltd.

On August 25, 2013, in conjunction with the reverse merger, the Company issued 4,173,150 shares of its common stock to Daniel Teper in exchange for 6,750,000 founders shares of Immune Ltd.

3.	Series A Preferred Shares of Immune Ltd.

On August 25, 2013, in conjunction with the reverse merger, the Company issued 1,563,964 shares of its common stock to certain shareholders in exchange for 2,529,685 Series A preferred shares of Immune Ltd.

4.	Ordinary Shares of Immune Ltd.

On August 25, 2013, in conjunction with the reverse merger, the Company issued 4,752,976 shares of its common stock to certain shareholders in exchange for 7,675,360 ordinary shares of Immune Ltd.

During the first nine months of 2013, Immune Ltd. amended all of its outstanding warrants to purchase a total of 1,041,409 ordinary shares so that the warrants will not expire upon closing of the merger with the Company and the exercise price of each warrant will be equal to the price of the Company’s stock on the day of the closing of the merger. This amendment was considered a contingent modification and the fair value of the modification was to be recorded when the merger with the Company closed. In August 2013, these warrants were further amended so that the aggregate exercise price of the warrants shall remain unchanged. The merger with the Company closed on August 25, 2013, therefore Immune Ltd. booked a $0.7 million warrant amendment expense in the third quarter of 2013 in connection with this amendment.

During the first nine months of 2013, Immune Ltd. issued a total of 1,933,417 shares of its ordinary shares at $2.40 plus a total of 1,187,942 warrants to purchase ordinary shares for total gross proceeds of approximately $4.4 million. Immune Ltd. allocated the gross proceeds between the ordinary shares and the warrants based on their relative fair values. The fair value of the warrants was approximately $1.0 million determined using the Black-Sholes option pricing model (volatility-91.9%, risk free rates of 0.36%-0.42%, dividends-zero, weighted average life-3 years). The warrants meet the requirements, and have been accounted for, as equity in accordance with ASC 815-40.

A total of 268,000 additional shares of Immune Ltd.’s ordinary shares were issued as a result of anti-dilution provisions in the securities purchase agreements for certain investors, which was triggered when Immune Ltd. failed to close the merger with the Company prior to June 30, 2013. This resulted in a deemed dividend of $0.5 million being recorded in the second quarter 2013. An additional 257,381 additional shares of Immune Ltd.’s ordinary shares were issued as a result of anti-dilution provisions in the securities purchase agreements for certain investors, which was triggered when Immune Ltd. failed to close the merger with the Company at a price greater than 80% of the price per share of Immune Ltd. at the time of the merger. This resulted in a deemed dividend of $0.4 million being recorded in the third quarter 2013.

At various times during 2012, Immune Ltd. issued a total of 702,273 shares of its ordinary shares to private investors at per share prices ranging from $2.00 to $2.50 plus a total of 209,619 warrants to purchase ordinary shares for total gross proceeds of approximately $1.2 million. The warrants have a three year life and a weighted average exercise price of $2.50. Immune Ltd. allocated the gross proceeds between the ordinary shares and the warrants based on their relative fair values. The fair value of the warrants was approximately $0.1 million determined using the Black-Sholes option pricing model (volatility-76.8%, risk free rates of 0.3%-0.4%, dividends-zero, weighted average life-3 years). The warrants meet the requirements, and have been accounted for, as equity in accordance with ASC 815-40.

In November 2012, Immune Ltd. entered into a share buy-back agreement with two shareholders whereby Immune Ltd. agreed to purchase back all shares received in a share purchase agreement if the shareholder elected to do so prior to twelve months thereafter or the closing of an Initial Public Offering or Deemed Liquidation event. Immune Ltd. recorded a liability of $150,000 to account for the potential buy-back at December 31, 2012 which will be reversed and recorded in equity during the third quarter of 2013 when the buy-back commitment expired unexercised. The closing of the merger with the Company on August 25, 2013 qualified as a Deemed Liquidation event.

The anti-dilution provisions of Immune Ltd’s agreement with iCo resulted in the issuance of ordinary shares at various times during 2011, 2012 and 2013. See Note E [1] for details of shares issuable to iCo and accounting for the related derivative liability.

Immune Ltd. entered into an investment agreement in March 2011 that contained an anti-dilution provision which allowed the investor to maintain an ownership percentage of 6.67%, on a fully diluted basis, until such time that Immune Ltd. raised $3.0 million in equity financing. Immune Ltd.’s agreement with this investor resulted in the issuance of additional ordinary shares at various times between June and December 2011. In total 138,434 ordinary shares, with a fair value of approximately $0.2 million, were issued to this investor.

In June 2012, Immune Ltd. converted the balance outstanding of its loan from Immune Ltd’s Chief Executive Officer into 408,809 ordinary shares – see Note I. Additionally, in June 2012, Immune Ltd. redeemed 4,500,000 shares via the conversion into the same number of founder shares. In July 2012, Immune Ltd. redeemed 2,529,685 ordinary shares via an exchange for the same number of Series A Preferred.

At various times during 2011, Immune Ltd. issued a total of 1,814,740 ordinary shares to private investors at per share prices ranging from $1.00 to $2.00 plus a total of 626,540 warrants to purchase ordinary shares for total gross proceeds of $2,480,143. The warrants have a three year life and a weighted average exercise price of $1.83. Immune Ltd. allocated the gross proceeds between the ordinary shares and the warrants based on their relative fair values. The fair value of the warrants was $464,248 determined using the Black-Sholes option pricing model (volatility-101.1%, risk free rates of 0.4%-1.3%, dividends-zero, weighted average life-3 years). The warrants meet the requirements of, and have been accounted for as equity in accordance with ASC 815-40.

In December 2010, Immune Ltd. issued 1,000,000 ordinary shares to the founders of the Company for no consideration and 800,000 ordinary shares, with a fair value of approximately $0.7 million, for consulting services included in SG&A expense. In October 2010 Immune Ltd. issued 4,000,000 ordinary shares to the Chief Executive Officer for the contribution of his interest in Immune Pharmaceuticals USA Corp. to Immune . This transaction was between entities under common control and was recorded using the carry over basis of Immune Pharmaceuticals USA Corp.

5.	Common Stock

The Company has authorized 225,000,000 shares of common stock, of which 13,276,037 shares were issued and outstanding at September 30, 2013.

On August 25, 2013, in conjunction with the reverse merger, the Company issued 10,490,090 shares of its common stock to shareholders of Immune Ltd.

Note K – Stock Option Plans

1.	Immune Pharmaceuticals Ltd. 2011 Share Ownership and Option Plan

On May5, 2011, Immune Ltd.’s board of directors adopted and its shareholders approved the Immune Pharmaceuticals Ltd. 2011 Share Ownership and Option Plan (the “Immune Ltd. Plan”) authorizing Immune Ltd. to grant ordinary shares to eligible employees, directors, and consultants in the form of share options and other types of share purchase rights. The amount, terms, and exercisability provisions of grants are determined by the board of directors.4,500,000 ordinary shares were reserved for issuance under the Immune Ltd. Plan, of which 4,036,576 were granted, net of cancellations, and exercises as of the merger closing date.

The fair value of non-employee share based awards are marked-to-market on each valuation date until vested using the Black Scholes pricing model. The following table summarizes the stock-based compensation expense from the Date of Inception to September 30, 2013:

	Shares	Range of Exercise Price			Weighted Average Exercise Price
Options outstanding at July11, 2010	—		$—		$—
Granted	—		—		—
Options outstanding at December31, 2010	—		—		—
Granted	—		—		—
Options outstanding at December31, 2011	—		—		—
Granted	3,890,534	0.03	—	2.00	0.33
Forfeited	(115,000)	0.44	—	0.61	0.57
Options outstanding at December31, 2012	3,775,534	0.03	—	2.00	0.32
Granted	790,000	0.61	—	1.80	1.15
Forfeited	(528,958)	0.03	—	0.61	0.33
Transferred to Immune Inc. 2013 Plan	(4,036,576)	0.03	—	2.00	0.37

Options outstanding at September 30, 2013	—		$—		$—

In September2013, as a result of the departure of a former officer in April2013, the Company canceled 345,000 options previously granted to the officer, accelerated the vesting of his outstanding options and extended the period during which he would be entitled to exercise certain vested stock options to purchase the Company’s common stock from three months following the effective date of his resignation to the expiration date of each option granted to the former officer. The Company recorded compensation expense related to the accelerated vesting of his options upon termination of $0.2 million in the second quarter 2013.

All of the issued and outstanding options to purchase ordinary shares of Immune Ltd. were exchanged for options to purchase 2,495,591 (effected for the merger ratio) shares of the Company’s common stock and assumed by the Company in connection with the merger. The Immune Ltd. Plan has been terminated and no further options will be issued.

2.	Equity Incentive Plans - Immune Inc.

The 2005 Equity Incentive Plan (the “2005 Plan”) provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Options are granted and vest as determined by the Board of Directors. A total of 13,000,000 shares of the Company’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years. The Company records stock-based compensation expense at fair value.

In September 2013 the Company created the 2013 Immune Pharmaceuticals Inc. Stock Ownership and Option Plan (the “2013 Plan”) and assumed within the 2013 Plan the outstanding options to purchase 2,495,591 shares of the Company’s common stock at a weighted average exercise price of $0.37 per share expiring in the years 2022 and 2023 that had been originally issued through the Immune Ltd. Plan. No additional shares will be issued from the 2013 Plan. The Company intends to use the 2005 Plan for its future issuances of incentive stock compensation.

3.	Combined Equity Incentive Plans – Immune Inc. and Immune Ltd.

The Company estimated $1.3 million and $4.8 million of share-based compensation for options issued pursuant to its equity incentive plans and the Immune Ltd. Plan during the first nine months of 2013 and 2012, respectively, that will be recognized as compensation expense over the vesting period. The Company recognized total share-based compensation expense of $2.2 million, $3.0 million and $6.7 million in the nine months ended September 30, 2013, the nine months ended September 30, 2012 and inception to date, respectively, related to the options granted. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $0.3 million, which will be amortized over the weighted average remaining requisite service period of 1.0 years. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.

The following table presents the total employee, board of directors and third party stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan included in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in $000s)		(in $000s)
General and administrative	$730	$1,546	$2,081	$2,557
Research and development	14	256	122	428
Stock-based compensation expense before income taxes	744	1,802	2,203	2,985
Benefit for income taxes (1)	—	—	—	—
Net compensation expense	$744	$1,802	$2,203	$2,985

____________

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

Summarized information for stock option grants for the nine months ended September 30, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding - 2005 Plan	56,920	$161.24	6.45	$—
Granted Assumed options in merger - 2013 Plan	2,495,951	0.37	8.86	4,331
Exercised	—	—
Granted	—	—
Options outstanding - 2005 and 2013 Plans	2,552,871	$3.96	8.79	$4,331
Vested or expected to vest at September 30, 2013 - 2005 and 2013 Plans	2,474,082	$4.29	8.79	$4,234
Options exercisable at September 30, 2013 - 2005 and 2013 Plans	2,277,256	$4.52	8.78	$3,892

The weighted average grant-date fair value of options granted for the nine months ended September 30, 2012 was $2.91 and was estimated at the date of grant using the Black-Sholes option-pricing model and the assumptions noted in the following table:

	Nine Months Ended September 30,
	2013			2012
Expected volatility	91.9			91.9	–	110%
Risk free interest rate	0.74%	–	1.89%	0.89%	–	2.01%
Dividend yield	–				–
Expected life (years)	5	–	10	5	–	10
Exercise price	$0.61	–	$1.80	$0.03	–	$2.00

The total remaining unrecognized compensation cost related to the non-vested stock options, restricted stock and restricted stock units amounted to $0.4 million as of September 30, 2013, which will be amortized over the weighted-average remaining requisite service period of 1.27 years.

4.   Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company's common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company's common stock on the last trading day of the purchase period. Each offering period will have a six month duration.

  The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Sholes option-pricing model. There were no shares issued under the ESPP during the nine months ended September 30, 2013 and 2012, so no expense was recorded. A total of 998,043 shares are available for issuance under the ESPP as of September 30, 2013.

5.   Warrants

During the nine month period ended September 30, 2013, Immune Ltd. amended the issued and outstanding warrants to purchase a total of 1,041,409 of its ordinary shares so that the warrants did not expire upon closing of the merger with the Company, and the exercise price of each warrant was set at a price equal to the Company’s stock price on the day of the closing of the merger. During the quarter ended September 30, 2013, these warrants were further amended so that the aggregate exercise price of the warrants remained unchanged. The Company booked an expense of $0.7 million in the three month period ended September 30, 2013 in connection with these amendments.

At various times during 2012, Immune Ltd. issued a total of 702,273 of its ordinary shares to private investors at per share prices ranging from $2.00 to $2.50 plus a total of 209,619 warrants to purchase its ordinary shares for total gross proceeds of $1.2 million. The warrants have a three year life and a weighted average exercise price of $2.50. The Company allocated the gross proceeds between the ordinary shares and the warrants based on their relative fair values. The fair value of the warrants was $0.1 million and was determined using the Black-Sholes option pricing model (volatility-76.8%, risk free rates of 0.3%-0.4%, dividends-zero, weighted average life-3years). The warrants meet the requirements, and have been accounted for, as equity in accordance with ASC 815-40.

      In November2012, Immune Ltd. entered into a share buy-back agreement with two shareholders whereby it agreed to purchase back all shares received in a share purchase agreement if the shareholder elected to do so prior to twelve months thereafter or the closing of an Initial Public Offering or Deemed Liquidation event. The Company recorded a liability of $0.2 million to account for the potential buy-back at December31, 2012 which was reversed in the third quarter of 2013 when the buy-back commitment expired unexercised.

The following table summarizes information about warrants outstanding at September 30, 2013:

	Warrants	Weighted Average Exercise Price
Warrants outstanding at august 25, 2013	526,642	$55.66
Issued	101,531	3.50
Assumed warrants	1,377,511	2.09
Exercised	—	—
Expired	—	—
Warrants outstanding at September 30, 2013	2,005,684	$16.29

Note L – Income (Loss) Per Share

Income (loss) per share:

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012 excludes shares underlying stock options and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Diluted weighted average shares outstanding for the three months ended September 30, 2013 excludes shares underlying stock options, restrictive stock and warrants, because these shares were out of the money. Such excluded shares are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Common stock options	22,892	—	7,714	—
Warrants	1,385,862	544,840	927,241	539,255
Total shares excluded from calculation	1,408,754	544,840	934,955	539,255

Due to the reverse merger on August 25, 2013, the earnings per share for each period before the acquisition date presented in these financial statements were computed based on Immune Ltd.’s historical weighted-average number of shares outstanding, multiplied by the exchange ratio that was established in the reverse merger. Therefore, unless otherwise noted, all share and per-share amounts for all periods presented have been retroactively adjusted to give the effect to the exchange ratio.

Basic and diluted earnings per share (EPS) were computed using the following data (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

EPS Numerator – Basic:
Net income (loss)	$1,155	$(3,114)	$(3,248)	$(9,900)

EPS Numerator – Diluted:
Net income (loss)	$1,155	$(3,114)	$(3,248)	$(9,900)

EPS Denominator:
Weighted-average common shares outstanding––Basic	8,055,360	2,811,899	5,003,677	5,461,288
Common stock equivalents: stock options and warrants	2,252,936	—	—	—
Weighted-average common shares outstanding––Diluted	10,308,296	2,811,899	5,003,677	5,461,288

Note M – Commitments and Contingencies

1.         Leases

The Company leases facilities and certain equipment under agreements accounted for as operating leases. The leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. The Company leases approximately 4,000 square feet located in Tarrytown, NY that expires on March 31, 2014. The Company also leases approximately 2,900 square feet located at 15 Aba Even Avenue, Herzliya, Israel that expires on December 31, 2013. Rent expense approximated $0.1 million for each of the nine months ended September 30, 2013 and 2012. Future minimum rental payments under non-cancelable operating leases is approximately $0.1 million through March 31, 2014.

2.         Employment agreements

The Company is committed under various employment agreements with senior management. The agreements provide for, among other things, salary, bonus, severance payment, and certain other payments, each as defined in the respective agreements.

3.         Consulting Contracts

The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments as of September 30, 2013, totaling approximately $1.9 million under these agreements, of which approximately $0.8 million is payable during 2013 and approximately $1.2 million is payable from 2014 through 2016. The Company is obligated to make future royalty payments to iCo, Mablife, Yissum, Dalhousie and Shire.

4.         Litigation

In connection with the merger, the Company became the defendant in litigation involving a dispute between the plaintiffs Kenton L. Cowley and John A. Flores, and Epicept Corporation. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in the Company’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013 and a decision is anticipated in early 2014. The Company believes this complaint is entirely without merit and that incurrence of a liability is not probable.

Note N – Income Taxes

Income tax expense for the three and nine months ended September 30, 2013 and 2012 is primarily due to minimum state and local income taxes. The Company recorded a deferred tax liability of $10,870,063 as of September 30, 2013 related to the merger with Immune Ltd. The deferred tax liability was recorded to account for the book vs. tax basis difference related to the in-process research and development intangible asset which was recorded in connection with the merger.

Note O – Related Party Arrangements

1.         Daniel Teper

Immune Ltd. issued 500,000 ordinary shares to Daniel Teper, Chairman and Chief Executive Officer of Immune Ltd., at its formation in July 2010. At the time of the transaction, Dr. Teper became a 50% owner of Immune Ltd. along with Jean Kadouche (See Note O [3]). Immune Ltd. assigned no value to the shares issued in this transaction.

In October 2010, Immune Ltd. issued 4,000,000 ordinary shares in connection with Dr. Teper’s contribution of Immune Pharmaceuticals Corporation, a U.S. company owned and controlled by Dr. Teper. This transaction was between entities under common control and was recorded using the carryover basis of Immune Pharmaceuticals Corporation. Immune Ltd. also entered into a loan agreement with Dr. Teper under which Dr. Teper agreed to lend to Immune Ltd. up to $250,000. The loan bore an interest rate of Libor plus 1.5% and was convertible into Immune Ltd.’s ordinary shares under certain conditions. The loan was due for repayment on the earlier of October 2012 or upon completion of subsequent financing which, when added to previous financing of Immune Ltd., totaled $2 million. Immune Ltd. borrowed a net amount of $108,000 in 2010 and an additional net amount of $80,000 in 2011. In July 2012, Immune Ltd.’s shareholders approved the conversion and repayment of the unpaid balance of the loan and accrued interest amounting to $187,970 into 408,809 ordinary shares at a price per share of $0.4359. The conversion price represented a discount from the fair value of the shares at the time of the conversion of $1.78 and, accordingly, Immune Ltd. recorded a beneficial conversion expense of $549,000 in the third quarter of 2012.

In December 2010, Immune Ltd. entered into a consulting agreement with Dr. Teper under which Immune Ltd. agreed to pay Dr. Teper $25,000 per month for his services as Chief Executive Officer, which became payable upon Immune Ltd. attaining a total of $3 million in financing. In June 2011, Immune Ltd. entered into a services agreement with 21 West Partners LLC, a company owned and controlled by Dr. Teper, under which the Company agreed to pay $200,000 annually for services rendered plus reimbursement for certain expenses. Total expenses recorded for 21 West Partners LLC and Dr. Teper in the aggregate amounted to approximately $165,000 in each of the nine month periods ended September 30, 2013 and 2012. As of September 30, 2013, Immune Ltd.’s outstanding obligations to Dr. Teper under the agreements amounted to $74,000. The consulting agreement with Dr. Teper was terminated in September 2011.

In September 2011, Immune Ltd. entered into an employment agreement with Dr. Teper under which he continued as Immune Ltd.’s Chief Executive Officer. Immune Ltd. agreed to compensate Dr. Teper with a monthly salary of approximately $10,000 plus benefits and reimbursement of certain expenses. Mr. Teper is eligible for an annual bonus of up to 50% of his annual salary based 50% upon successful achievement of personal objectives and the overall performance of his duties and obligations, and 50% on general corporate performance. The agreement is cancelable by Dr. Teper with six months’ prior notice and by Immune Ltd. with twelve months’ prior notice.

In connection with the December 2010 consulting agreement, Immune Ltd. issued ten-year options to Dr. Teper in July 2012 to purchase 300,000 ordinary shares at a price per share of $0.025. The options have vesting provisions based on Immune Ltd. attaining successively higher amounts of financing. All 300,000 options have vested as of September 30, 2013. The fair value of the option grant was $527,000, using the Black-Sholes option pricing formula, which is being expensed over the estimated vesting period. Immune Ltd. awarded a ten-year option grant to purchase 50,000 ordinary shares at a price of $0.4359 per share in July 2012 that was immediately vested. The fair value of the grant was $76,000, which was charged to share compensation expense in the third quarter of 2012.

In June 2012, Immune issued 4,500,000 Founder shares to Dr. Teper in exchange for 4,500,000 shares of ordinary shares he held. Founder shares confer on Dr. Teper the same rights held by ordinary shareholders plus a preference in the event of a Deemed Liquidation event, reflecting a price per share of less than $2.70 or a company valuation of less than $42 million on a fully diluted basis, equal to 125% of the consideration received by the holders of ordinary shares upon distribution; or upon a Deemed Liquidation event reflecting a price per share of more than $2.70 or at a company valuation of more than $42 million on a fully diluted basis equal to 150% of the consideration received by the holders of the ordinary shares upon distribution. Immune Ltd. estimated the fair value of the preference right at $2.8 million, based on management’s assessment of the probabilities of a Deemed Liquidation event occurring at either range against the probability of the Deemed Liquidation not occurring. The merger of Immune Ltd. with the Company meets the definition of Deemed Liquidation event. Immune Ltd. recorded an expense related to the liquidation preference granted to Dr. Teper of approximately $2.8 million on the date of exchange (June 2012) . The closing of the merger with the Company in August 2013 resulted in the issuance of 2,250,000 founder shares of Immune Ltd. and an additional expense was recorded related to the liquidation preference granted to Dr. Teper of approximately $2.0 million. It was determined that the price per share was more than $2.70 or at a company valuation of more than $42 million on a fully diluted basis, so Dr. Teper received 150% of the consideration received by the holders of the ordinary shares upon distribution.

2.         Serge Goldner

In December 2010, Immune Ltd. entered into a consulting agreement with Serge Goldner under which Immune Ltd. agreed to pay $6,500 per month for his services as Chief Financial Officer, which became payable upon Immune Ltd. attaining a total of $2 million in financing. Total expenses recorded for Mr. Goldner pursuant to the consulting agreement amounted to approximately $94,000 in 2011. In January 2012, Immune Ltd. terminated the consulting agreement and entered into an employment agreement with Mr. Goldner under which he continued as Immune Ltd.’s Chief Financial Officer. Immune Ltd. agreed to compensate Mr. Goldner with a monthly salary of approximately $9,000 plus benefits including a company car and reimbursement of certain expenses. Mr. Goldner was eligible for an annual bonus of up to 30% of his annual salary based 50 % upon successful achievement of personal objectives and the overall performance of his duties and obligations, and 50 % on general corporate performance. The agreement is cancelable by Mr. Goldner with six months’ prior notice and by Immune Ltd. with twelve months’ prior notice.

In connection with the December 2010 consulting agreement, Immune Ltd. granted to Mr. Goldner ten-year options to purchase 100,000 ordinary shares at a price per share of $0.025. The options have vesting provisions based on Immune Ltd. attaining successively higher amounts of financing and were all vested as of September 30, 2013. Immune Ltd. assigned no value to the ordinary shares issued to Mr. Goldner. The fair value of the option grant as of the grant date was $176,000, using the Black-Sholes option pricing formula, which is being expensed over the estimated vesting period.

In connection with Mr. Goldner’s employment agreement, Immune Ltd. awarded ten-year options to purchase 850,000 ordinary shares in May 2012. 250,000 options have an exercise price of $0.0259 per share and vest quarterly over a two-year period. 600,000 of the options have an exercise price of $0.4359 per share and vest upon the earlier of Immune Ltd. attaining a total of $10 million in financing or upon a Liquidation Event, as defined in the option agreement. The fair value of the grants was approximately $1.4 million as determined by the Black-Sholes option pricing formula and is being expensed over the estimated vesting period.

In November 2012, Immune Ltd. awarded Mr. Goldner an option grant in connection with his continued employment with Immune Ltd.. Ten-year options to purchase a total of 95,000 shares were granted at an exercise price of $0.6122 and were immediately vested. The fair value of the grant was approximately $120,000 and was expensed in the fourth quarter of 2012.

Mr. Goldner terminated his employment with Immune Ltd. in April 2013. In connection with the termination, a final agreement was entered into in September 2013 whereby options to purchase 700,000 ordinary shares were immediately vested and the exercise term was extended to five years from the date of grant. Immune Ltd. incurred share compensation expense of $241,000 in connection with the termination and immediate acceleration of the vesting of Mr. Goldner’s options.

3.         Jean Elie Kadouche, Ph.D.

Immune issued 500,000 ordinary shares to Jean Elie Kadouche at its formation in July 2010. At the time of the transaction, Dr. Kadouche became a 50% owner of Immune Ltd.. Immune Ltd. assigned no value to the shares issued in this transaction.

Dr. Kadouche signed a 12 month consulting agreement with Immune Corp. in October 2009. Compensation under the agreement was $15,000 per month payable after Immune Ltd. raised an aggregate amount of at least $2 million in equity. Immune Ltd. expensed approximately $174,000 in fees to Dr. Kadouche in 2010 pursuant to the agreement.

In March 2011, Dr. Kadouche and a partner sold to Immune Ltd. the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies for the consideration of $20,298 (paid to Immune Pharma (Technologies) SAS, and 800,000 ordinary shares. The transaction was treated as an asset purchase and valued at $680,000 based on the fair value of Immune Ltd.’s ordinary shares on the transaction date of $0.85.

In December 2011, Immune Ltd. entered into a new consulting agreement pursuant to which Dr. Kadouche became a strategic advisor and member of Immune Ltd.’s Scientific Advisory Board. Immune Ltd. expensed fees associated with this agreement of $8,000 and $38,000 in the nine month periods ended September 30, 2013 and 2012, respectively.

In August 2013, Immune Ltd. and Dr. Kadouche signed a new Consulting Services Agreement in which Dr. Kadouche agreed to serve as Immune Ltd.’s Vice President Biologics R&D and as a member of the Scientific Advisory Board. In consideration for his services, Immune Ltd. agreed to pay a consulting fee of up to $10,000 per any calendar month plus reimbursement of expenses. Dr. Kadouche is also eligible to receive bonus compensation in any calendar year at the discretion of the Board of Directors. Immune Ltd. Issued 22,917 shares of its ordinary shares to Dr. Kadouche as compensation for any past services rendered for which payment had not already been made. The shares were valued at $55,000.

4.         Herve de Kergohen

Herve de Kergohen, M.D. was a member of the Company’s board of directors from August 2013 until October 2013. In December 2011, Immune Ltd. agreed to compensate Dr. Kergohen for his services in securing new financing for Immune Ltd.. Immune Ltd. agreed to pay Dr. Kergohen 5% of the proceeds from an investment transaction in cash and 50,000 ten-year options to purchase Immune Ltd.’s ordinary shares at an exercise price of $0.0265 per share. Immune Ltd. compensated Dr. Kergohen $43,000 in cash in 2011 for his services in connection with this agreement, and in July 2012 issued ten-year options having a fair value of $88,000 based on the Black-Sholes option pricing formula. The warrants are fully vested.

In July 2012, in connection with his board service, Immune Ltd. awarded Dr. Kergohen options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Sholes option pricing formula, was approximately $82,000.

5.         Isaac Kobrin

Isaac Kobrin, M.D., is currently a member of the Company’s board of directors. In November 2011, Immune Ltd. agreed to compensate Dr. Kobrin $5,000 per month for consulting services plus options to purchase 60,000 ordinary shares at an exercise price of $0.0265, which agreement has expired. Immune Ltd. expensed $30,000 and $45,000 in the nine months ended September 30, 2013 and 2012, respectively, in connection with this agreement. Immune Ltd. issued the ten-year options in July 2012 with a fair value of $106,000 based on the Black-Sholes option pricing formula.

In July 2012, in connection with his board service, Immune Ltd. awarded Dr. Kobrin ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Sholes option pricing formula, was approximately $82,000.

6.         Rene Tanenbaum

Rene Tanenbaum was a member of Immune Ltd.’s board of directors from August 2011 until October 2012. Immune Ltd. signed a consulting agreement with the firm of Myrtle Potter & Company in March 2012 at which time Ms. Tanenbaum was associated with the firm. In July 2012, Ms. Tanenbaum received an allocation of ten-year options to purchase 42,236 ordinary shares from the total amount of options issued to the firm in connection with the consulting agreement. The options had an exercise price of $0.6122 and were immediately vested. The fair value of the options was approximately $65,000 based on the Black-Sholes option pricing formula.

In July 2012, in connection with her board service, Immune Ltd. awarded Ms. Tanenbaum options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Sholes option pricing formula, was approximately $82,000.

7.         David Naveh

Immune Ltd. signed a consulting agreement with David Naveh in November 2009 to provide strategic advice. The contract provided for a monthly fee of $11,500 commencing once Immune Ltd. had raised $2 million in financing. Immune Ltd. expensed $123,000 and $8,000 in 2010 and 2011, respectively, in connection with this agreement.

In January 2011 Immune Ltd. revised its agreement with Mr. Naveh. Immune Ltd. agreed to pay a monthly consulting fee of $5,000 commencing upon Immune Ltd.’s attaining $3 million in financing. Immune Ltd. also agreed to issue to Mr. Naveh ten-year options to purchase 100,000 ordinary shares at an exercise price of $0.0265. The agreement was revised again in April 2012, reducing the consulting fee in return for a grant of ten-year options to purchase 155,000 ordinary shares at a price per share of $0.0265, 115,000 of which vested immediately and 25,000 were to vest upon attaining $3 million in financing and 15,000 were vested on December 31, 2012. All of the options were issued in July 2012. The fair value of the option grants totaled approximately $450,000 based on the Black-Sholes option pricing formula.

David Naveh was a member of Immune Ltd.’s board of directors from August 2011 until October 2012. In July 2012, in connection with his board service, Immune Ltd. awarded Mr. Naveh ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Sholes option pricing formula, was approximately $82,000. Immune Ltd. expensed $37,000 in 2012.

In January 2013, the consulting agreements with Mr. Naveh were terminated. In connection with the termination, Immune Ltd. agreed to extend the exercisability of the 280,000 vested options for a period of 24 months. Immune Ltd. incurred share-based compensation expense of $0.1 million in connection with the vesting.

8.         Simon Benita, Ph.D

Simon Benita, Ph.D., is the chairman of Immune Ltd.’s Scientific Advisory Board and a professor at the Hebrew University of Jerusalem. In June 2010, Immune Ltd. signed a consulting agreement with Dr. Benita related to his work in nano- and micro-particulate drug delivery systems. Immune Ltd. expensed $135,000 in connection with the agreement. In May 2012, in connection with the agreement, Immune Ltd. issued ten-year options to purchase 100,000 ordinary shares, 50,000 of which are immediately exercisable at $0.0265 and 50,000 are immediately exercisable at $0.4359. The fair value of the options was approximately $167,000 based on the Black-Sholes option pricing formula.

In April 2011, Yissum granted Immune Ltd. a license that includes patents, research results and knowhow related to the NanomAbs technology. Yissum granted Immune an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. As consideration for the grant of the license, Immune is required to pay the following consideration: (i) royalties in the amount of up to 4.5% of net sales; (ii) an annual license maintenance fee between $30,000 for the first year and up to a maximum of $100,000 from the first year through the sixth year; (iii) research fees of at least $300,000 for the first year and at least $100,000 from the second year through the sixth year (but, not to exceed $1,800,000 in the aggregate); (iv) milestone payments up to $8,550,000 (based on the attainment of certain milestones, including IND application submission, patient enrollment in clinical trials, regulatory approval and commercial sales); (v) sub-license fees in amounts up to 18% of any sub-license consideration; and (vi) equity consideration in the amount of 8% of the ordinary shares of Immune on a fully diluted basis (which at the time equaled 800,000 ordinary shares). The license expires, on a country-by-country basis, upon the later of the expiration of (i) the last valid licensed patent, (ii) any exclusivity granted by a governmental or regulatory body on any product developed through the use of the licensed technology or (iii) the 15-year period commencing on the date of the first commercial sale of any product developed through the use of the licensed technology. Upon the expiration of the license, Immune will have a fully-paid, non-exclusive license to the licensed technology. In addition, Immune undertook to finance (up to $1.8 million) the performance of research by Dr. Benita with respect to designing drug targeted delivery systems able to deliver cytotoxic drugs selectively at the target tumor site using mAbs as ligand targeting moieties for a period of three years commencing in April 2011.

In October 2012, Immune Ltd. issued to Dr. Benita ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.6122 per share. The options were immediately vested. The fair value of the option grant was approximately $70,000 based on the Black-Sholes option pricing formula. As of September 30, 2013, $0.1 million is payable by the Company to Dr. Benita.

9.         Mark E. Rothenberg, M.D., Ph.D

Mark E. Rothenberg, M.D., Ph.D. is the co-chairman of Immune Ltd.’s Scientific Advisory Board. In March 2011, Immune Ltd. agreed to compensate Dr. Rothenberg $5,000 per month for consulting services plus 400,000 ordinary shares. Immune Ltd. did not incur expense under this agreement in the nine month period ended September 30, 2013 and expensed $26,000, $90,000 and $23,000 in connection with the agreement in 2012, 2011 and 2010, respectively. The share grant was valued at $340,000 based on the fair value of the share as of the date of grant.

In November 2012, in connection with his service on Immune Ltd.’s Scientific Advisory Board, Immune Ltd. awarded Dr. Rothenberg ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.6122 per share. The options were immediately vested. The fair value of the options, based on the Black-Sholes option pricing formula, was approximately $70,000. As of September 30, 2013, $0.1 million is payable by the Company to Dr. Rothenberg.

10.      Philippe Salphati

In June 2010, Philippe Salphati, an investor in the Company , signed a consulting agreement with Immune Ltd. and became a member of Immune Ltd.’s Board of Strategic Advisors. The agreement compensated Mr. Salphati with a fee of $5,000 per quarter, payable commencing upon Immune Ltd.’s attaining $3.0 million in financing. Immune Ltd. expensed $0 and $20,000 in connection with the agreement in 2011 and 2012, respectively. In January 2012, in connection with the agreement, Immune Ltd. issued ten year options to purchase 20,000 ordinary shares with an exercise price of $0.0265. These options vest quarterly over four years. Immune Ltd. also issued ten year options to purchase 13,926 ordinary shares at an exercise price of $0.0265 that were vested immediately in connection with Mr. Salphati’s investment in Immune Ltd.’s ordinary shares. In November 2012, Immune Ltd. also issued options to purchase 3,250 ordinary shares at an exercise price of $2.00. The ordinary shares purchase was made at a fair value of $1.71 per share, and the option grants had a fair value of approximately $62,000 based on the Black-Sholes option pricing formula.

11.      Omar Chane

In March 2012, Omar Chane, an investor in the Company, signed a consulting agreement with Immune Ltd. and became a member of Immune Ltd.’s Board of Strategic Advisors. No cash compensation was payable under the agreement. In January 2012, in connection with the agreement, Immune Ltd. issued ten-year options to purchase 10,000 ordinary shares with an exercise price of $0.0265. These options were immediately vested. The options had a grant date fair value of approximately $17,000 based on the Black-Sholes option pricing formula.

Note P – Government Grants

The Company has received several grants from the State of Israel’s Ministry of Industry, Trade & Labor. At September 30, 2013 and December 31, 2012, the grants received by the Company totaled approximately $0.5 million, which were recorded as a long term liability. The terms of these grants require the Company to pay royalties (up to the total grant amount) on any revenue-generating goods or services developed from the research funded by these grants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of Immune’s condensed consolidated financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in Immune’s filings with the SEC could affect such results. This report refers to trademarks of the Company as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners.

Overview

We are a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including mAbs, nanotherapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. Our goal is to build a leading biopharmaceutical company focused on the discovery, development and, ultimately, commercialization of novel drugs targeting inflammatory diseases and cancer. Our lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. We are currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis and also plan to commence a Phase II study for the treatment of bullous pemphigoid, a dermatologic auto-immune condition. We are focused on the development of the NanomAbs® technology platform for the treatment of cancer. We are also seeking to partner our pain compound AmiKet™, a topical cream consisting of a patented combination of amitriptyline and ketamine that is in late stage development for the treatment of peripheral neuropathies.

  On August 25, 2013, we closed the merger with Immune Pharmaceuticals Ltd, or Immune Ltd. After giving effect to the acquisition and the issuance of our common stock to the former shareholders of Immune Ltd., we had 13,276,037 shares of common stock issued and outstanding, with the shareholders of Immune Pharmaceuticals Inc. before August 25, 2013, which we shall refer to as Pre-merger Immune Inc., collectively owning approximately 19%, and the former Immune Ltd. stockholders owning approximately 81%, of our outstanding common stock.

The merger has been accounted for as a reverse acquisition with Immune Ltd. treated for accounting purposes as the acquirer. As such, the financial statements of Immune Ltd. are treated as our historical financial statements, with the results of Pre-merger Immune Inc. being included from August 26, 2013 and thereafter. For periods prior to the closing of the reverse acquisition, therefore, our discussion below relates to the historical business and operations of Immune Ltd.

We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $18.8 million as of September 30, 2013. Our recurring losses from operations and the accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our losses have resulted principally from costs incurred in connection with our merger with Immune Ltd., development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years.

We had approximately $0.4 million in unrestricted cash and cash equivalents at September 30, 2013. We require significant further funding, and if such funding is insufficient or unavailable to us on a timely basis, we may be forced to curtail or cease operations.

Acquisition of Immune Pharmaceuticals Ltd.

On August 25, 2013, we closed the definitive Merger Agreement and Plan of Reorganization with Immune Ltd. Our assets and liabilities were recorded as of the acquisition date at their estimated fair values. As the merger is treated as a reverse merger with Immune Ltd. being the acquiring company, our reported consolidated financial condition and results of operations will reflect these values, but will not be restated retroactively to reflect the historical consolidated financial position or results of operations of Pre-Merger Immune Inc.. The transaction is expected to qualify as a reorganization within the meaning of Section368(a) of the Internal Revenue Code.

In connection with the merger, we issued 10,490,090 shares of our common stock to Immune Ltd. shareholders in exchange for all of the issued and outstanding shares of Immune Ltd., with our pre-merger stockholders retaining approximately 19% ownership and Immune Ltd. shareholders receiving approximately 81% of our outstanding common stock, calculated on an adjusted, fully diluted basis, with certain exceptions. All outstanding Immune Ltd. options and warrants were also exchanged for warrants and options to purchase our common stock. The exchange ratio, and consequently, the proportionate ownership of the Company, was subject to adjustment and did not include (i) the exercise or conversion of certain of our out-of-the-money options and warrants, (ii) ordinary shares and common stock (including common stock issued upon the conversion of certain securities) issued in connection with a proposed private placement of securities conducted by either Immune Ltd, us or both, (iii) loans made between the parties or (iv) the purchase of our common stock by Immune Ltd. prior to the closing of the merger with the use of a portion of the proceeds from such private placement of securities and in lieu of a certain loan to the Company, each as contemplated and more fully described in the Merger Agreement.

The estimated acquisition consideration and the preliminary allocation of the estimated acquisition consideration are in part based upon a preliminary management valuation, as described below. Our estimates and assumptions are subject to change.

Cash and cash equivalents and other tangible assets and liabilities:The tangible assets and liabilities were valued at their respective carrying amounts, except for adjustments to certain property and equipment, deferred revenue, deferred rent, facility exit charges and other liabilities, as we believe that these amounts approximate their current fair values.

In-process research and development:In-process research and development represents incomplete research and development projects, directly related to the AmiKet™ license agreement. We estimate that approximately $27.5 million of the acquisition consideration represents the fair value of purchased in-process research and development related to projects associated with the AmiKet license agreement.

With assistance from outside consultants, we estimated that the AmiKet related projects had an overall fair value of $91.7 million. The fair value was determined using an income approach,and a review of certain program-related documents and forecasts prepared by the Company’s management. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to project expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to drug discovery and regulatory risks. The rate utilized to discount probability adjusted net cash flows to their present values was 30%, and reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments. As the development of these projects is also dependent upon future conditions, specifically the ability to raise substantial capital, it was estimated that we would only retain approximately 30% of the fair value of AmiKet related projects with the majority of the value being relinquished as a condition of raising capital. Therefore the fair value of the asset recorded in the unaudited condensed combined financial statements has been reduced to $27.5 million.

Pre-acquisition contingencies:We have not currently identified any pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to us prior to the end of the measurement period, which would indicate that a liability is probable and the amount can be reasonably estimated, such items will be included in the acquisition consideration allocation.

The final determination of the acquisition consideration allocation will be based on the fair values of the assets acquired and liabilities assumed as of the date the merger was consummated. We expect that the allocation will be finalized within twelve months after the merger. Based on the purchase price allocation, the following table summarizes the estimated provisional fair value amounts of the assets acquired and liabilities assumed at the date of acquisition: (in thousands):

Amount
Preliminary pro forma acquisition consideration allocation:
Cash and cash equivalents	$292
Restricted cash	252
Other current assets	96
Property and equipment	29
In-process research and development	27,500
Accounts payable	(3,078)
Accrued liabilities	(1,737)
Loan payable	(4,442)
Deferred tax liability	(10,870)
Gain on bargain purchase	(6,444)
Total acquisition consideration	$1,598

The total acquisition consideration consisted of our equity investment in pre-merger Immune Inc. and loans between the parties forgiven in the merger. In accordance with generally accepted accounting principles, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. We recorded a gain on bargain purchase of $6.4 million in the third quarter of 2013.

Critical Accounting Policies and Estimates

1.	Consolidation

The accompanying consolidated financial statements include the accounts of Immune Pharmaceuticals Inc. and our 100%-owned subsidiaries, Immune Pharmaceuticals Ltd, Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH (in liquidation). All inter-company transactions and balances have been eliminated.

2.	Use of Estimates

  In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include impairment of long lived assets (including intangible assets), amortization of intangible assets, depreciation, stock based compensation, valuation of options and warrants and valuation of income taxes. Actual results could differ from those estimates.

3.	Intangible Assets

We account for the purchases of intangible assets in accordance with the provisions of ASC 350 Intangibles. Intangible assets are recognized based on their acquisition cost. The assets will be tested for impairment at least once annually, if determined to have an indefinite life, or whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long-lived assets, including intangible assets with definitive lives, are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

4.	Share-based compensation

We recognize compensation expense for all equity-based payments. Stock based compensation issued to employees is accounted for under Accounting Standard Codification (“ASC”) 718-10, Compensation– Share Compensation (“ASC 718-10”). We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on our experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

We account for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 718-10 and ASC 505-50, Equity-Based Payments to Non-Employees. The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is quarterly remeasured and income or expense is recognized during the vesting terms.

Accounting for share-based compensation granted by us requires fair value estimates of the equity instrument granted or sold. If our estimate of the fair value of stock-based compensation is too high or too low, it will have the effect of overstating or understating expenses. When stock-based grants are granted in exchange for the receipt of goods or services, we estimate the value of the stock-based compensation based upon the value of our ordinary shares.

5.	Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. We are required to file income tax returns in the appropriate U.S. federal and state jurisdictions, including New York State and City, and abroad in Israel and Germany. Because we incurred losses in the past, all prior years are open and subject to audit examination in relation to the losses generated.

We account for our income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of our assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against our net deferred tax assets at September 30, 2013 and December 31, 2012, because it is not more likely than not that we will realize future benefits associated with these deferred tax assets.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue penalties in each of the nine months ended September 30, 2013 and 2012, but has accrued penalties associated with any unrecognized tax benefits during the years ended December 31, 2012 and 2011.

6.	Research and Development

We expects that a large percentage of our future research and development expenses will be incurred in support of current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test our product candidates in numerous preclinical studies for toxicology, safety and efficacy. We then conduct early stage clinical trials for each drug candidate. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus resources on more promising product candidates or programs. Completion of clinical trials may take several years but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate.

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

7.	Impairment of Long-Lived Assets and Intangibles

We perform impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to our long-lived assets, which consist primarily of intangible assets at September 30, 2013 and December 31, 2012.

Results of Operations

Three months ended September 30, 2013 and 2012

Revenues. For the three months ended September, 2013 we recognized revenue of $19,000 from royalties received with respect to technology acquired in the merger. We recorded no revenue during the quarter ended September 30, 2012.

General and administrative expense. General and administrative expense decreased by approximately $0.7 million to $1.0 million for the three month period ended September 30, 2013 from $1.7 million for the three month period ended September 30, 2012. The decrease was primarily attributable to lower stock-based compensation expense recorded in the three month period ended September 30, 2013 compared with the third quarter of 2012.

Research and development expense. Research and development expense decreased by 23%, or approximately $0.3 million during the quarter ended September 2013 to approximately $1.0 million, compared with $1.3 million during the quarter ended September 30, 2012. The decrease in research and development expense was primarily attributable to manufacturing expenses related to bertilimumab that were incurred in the three month period ended September 30, 2012 and were not continued in 2013. Our research and development effort has been focused on the development of bertilimumab, anti-Ferritin mAb and NanomAbs.

Other income (expense). Our other income (expense), net amounted to $3.6 million income during the quarter ended September 30, 2013 compared with a net expense of $0.1 million during the quarter ended September 30, 2012. Other income of $6.4 million was recognized during the quarter ended September 30, 2013 as a gain on bargain purchase recorded as a result of the merger. We also recorded a $2.0 million liquidation preference attributable to a grant of additional founder shares to our Chief Executive Officer and a $0.7 million warrant amendment expense incurred as a result of extending the maturity of certain Immune Ltd. warrants beyond the merger closing date, which partially offset the gain on bargain purchase. Interest expense amounted to $44,000 and $17,000 for the quarters ended September 30, 2013 and 2012, respectively.Interest expense for the quarter ended September 30, 2013 included for the first time interest on the senior secured loan assumed in the merger.During the quarter ended September 30,2012, we recorded a charge $26,000 for the derivative liability recorded for the anti-dilution shares issuable to iCo upon a deemed liquidation event.

Deemed dividends. Deemed dividends amounted to $0.4 million for the three months ended September 30, 2013 as a result of anti-dilution provisions in the securities purchase agreements for certain investors, which was triggered when Immune Ltd. closed the merger with the Company at a price that was less than 80% of the price per share of Immune Ltd.’s common stock at the time of the merger.

Nine months ended September 30, 2013 and 2012

Revenues. For the nine months ended September, 2013 we recognized revenue of $19,000 from royalties received with respect to technology acquired in the merger. We recorded no revenue during the nine months ended September 30, 2012.

General and administrative expense. General and administrative expense was $3.2 million and $3.3 million for the nine month periods ended September 30, 2013 and 2012, respectively. Stock-based compensation expense was $2.1 million and $2.6 million in the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

Research and development expense. Research and development expense decreased by 19%, or approximately $0.6 million during the nine month period ended September 30, 2013 to approximately $2.5 million, compared with $3.1 million during the nine month period ended September 30, 2012. The decrease in research and development expense was primarily attributable to manufacturing expenses related to bertilimumab incurred during the nine month period ended September 30, 2012 and were not continued in 2013. Our research and development effort has been focused on the development of bertilimumab, anti-Ferritin mAb and NanomAbs.

Other income (expense). Our other income (expense), net amounted to $3.4 million income during the nine month period ended September 30, 2013 compared with a net expense of $3.5 million during the nine month period ended September 30, 2012. Other income of $6.4 million was recognized during the period ended September 30, 2013 as a gain on bargain purchase recorded as a result of the merger. We also recorded a $2.0 million liquidation preference attributable to a grant of additional founder shares to our Chief Executive Officer and a $0.7 million warrant amendment expense incurred as a result of extending the maturity of certain Immune Ltd. warrants beyond the merger closing date, which partially offset the gain on bargain purchase. Interest expense amounted to $0.1 million and $32,000 for the nine months ended September 30, 2013 and 2012, respectively.Interest expense for the nine months ended September 30, 2013 included for the first time interest on the senior secured loan assumed in the merger. During the nine months ended September 30,2012, we recorded a $2.8 million liquidation preference attributable to an agreement to grant additional founder shares to our Chief Executive Officer upon completion of the merger and a $0.5 million loss on the extinguishment of debt from the partial repayment and conversion of a loan from our founder.

Deemed dividends. Deemed dividends amounted to $0.9million for the nine months ended September 30, 2013 as a result of anti-dilution provisions in the securities purchase agreements for certain investors, which was triggered when Immune Ltd. closed the merger with the Company after June 30, 2013 at a price that was less than 80% of the price per share of Immune Ltd. at the time of the merger.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development programs and general and administrative expense. To date,we have not generated any significant revenues from the sale of products and may not generate any such revenue for a number of years, if at all. As a result,we incurred an accumulated deficit of $18.8 million as of September 30, 2013 and we anticipate that we will continue to incur operating losses in the future. Immune’s recurring losses from operations and our shareholders’ deficit raise substantial doubt about our ability to continue as a going concern. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities.

The following table describes our liquidity and financial position on September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(in thousands)
Working capital (deficit)	$(11,878)	$(3,187)
Cash and cash equivalents	$417	$95
Notes and loans payable, current portion	$4,633	$36

Working Capital

Our working capital deficit at September 30, 2013 amounted to approximately $11.9 million, consisting of current assets of $0.8 million and current liabilities of $12.6 million. This represents a negative change in working capital of approximately $8.7 million from a working capital deficit of $3.2 million at December31, 2012 consisting of current assets of $0.1 million and current liabilities of $3.3 million. The reduction in working capital is primarily the result of increases in accounts payable and accrued expenses, including accounts payable and accrued expenses assumed in the merger, and the assumption of the senior secured term loan in the merger.

Current and Future Liquidity Position

Our existing liquidity is not sufficient to fund operations, anticipated capital expenditures, working capital and other financing requirements. We must obtain additional financing in the form of debt or equity in order to continue operations. If we fail to obtain capital in the near future, we may be forced to delay, scale back, or eliminate some or all of our research and development programs, which could result in an impairment of our intangible assets, or to cease operations entirely.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

●progress in our research and development programs, as well as the magnitude of these programs;

●the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

●the ability to establish and maintain collaborative arrangements;

●the resources, time and costs required to successfully initiate and complete its preclinical and clinical trials, obtain regulatory approvals, protect its intellectual property;

●the timing, receipt and amount of front-end fees and milestone payments that may become payable through a license of bertilimumab to a third party;

●the amount of general and administrative expenses and research and development expenses;

●the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

●the timing, receipt and amount of sales and royalties, if any, from our potential products.

  We cannot be certain that additional funding of any kind will be available upon acceptable terms, or at all. Should we raise additional capital by issuing equity securities, our then-existing shareholders will likely experience further significant dilution. Our sales of equity have generally included the issuance of warrants, and if these warrants are exercised in the future, shareholders may experience significant additional dilution. We may not be able to raise additional capital through the sale of our securities which would force us to curtail our operations. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. Given our available cash resources, existing indebtedness and results of operations, obtaining debt financing may not be possible. To the extent that we raise additional capital through collaboration and licensing arrangements, it may be necessary for us to relinquish valuable rights to its product candidates that we might otherwise seek to develop or commercialize independently.

  Immune’s financial statements for the period ended December31, 2012 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long term plans. We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2013 was $2.8 million compared with net cash used in operating activities of $2.9 million for the nine month period ended September 30, 2012. Cash was primarily used to fund the net loss in 2013 resulting from research and development, general and administrative and other expenses. Accounts payable and accrued expenses increased by approximately $0.3 million by delaying payment to vendors and related parties. The net loss for the nine month period ended September 30, 2013 was offset by non-cash charges of $2.2 million relating to stock-based compensation and a $2.0 million charge for the issuance of additional founders shares to our CEO at the merger. Issuances of common stock to consultants amounting to $0.1 million and derivative liability on the anti-dilution shares issuable to iCo Therapeutics upon a deemed liquidation event were also recorded during the quarter. The impact of these non-cash adjustments was offset by the gain on the bargain purchase price resulting from the merger of $6.4 million.

Cash was primarily used to fund the net loss for the nine month period ended September 30, 2012 resulting from research and development, general and administrative, and other expenses. Accounts payable and accrued expenses increased by a net of $0.7 million as a result of delaying payments to vendors and there was a $0.2 million increase in accrued grants payable. The net loss for the nine month period ended September 30, 2012 was partially offset by a non-cash charge of $3.0 million of stock-based compensation and $2.8 million for the conversion of ordinary shares into founders shares.

Investing Activities

During the nine month period ended September 30, 2013,our net cash used in investing activities amounted to $1.3 million and included $1.6 million primarily related to funding Immune Ltd. provided to pre-merger Immune Inc., offset by approximately $0.3 million in cash acquired in the merger. These funds were considered a part of the purchase price of the merger. During the nine month period ended September 30, 2012,our net cash used in investing activities was related to the establishment of credit card debt and purchase of property and equipment.

Financing Activities

During the nine month periods ended September 30, 2013 and 2012,Immune’s net cash provided by financing activities consisted of net cash provided primarily by the issuance of shares for net proceeds of $4.4 million and $0.6 million, respectively. In addition, during the nine month period ended September 30, 2013 we raised approximately $0.1 million in short term loans and repaid $36,000 of those loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss related to changes in market prices, including interest rates and foreign exchange rates, of financial instruments that may adversely impact Immune’s financial position, results of operations or cash flows.

Interest Rate Risk

We do not anticipate undertaking any additional long-term borrowings. At present,our investments consist primarily of cash and cash equivalents. We may invest in investment-grade marketable securities with maturities of up to three years, including commercial paper, money market funds, and government/non-government debt securities. The primary objective of our investment activities is to preserve principal while maximizing the income that we receive from our investments without significantly increasing risk of loss. Our investments may be exposed to market risk due to fluctuation in interest rates, which may affect its interest income and the fair market value of its investments, if any. We will manage this exposure by performing ongoing evaluations of our investments. Due to the short-term maturities, if any, of our investments to date, their carrying value has always approximated their fair value. If we decides to invest in investments other than cash and cash equivalents, it will be our policy to hold such investments to maturity in order to limit our exposure to interest rate fluctuations.

Foreign Currency Exchange Risk

Our foreign currency exposures gives rise to market risk associated with exchange rate movements of the U.S. dollar, our functional and reporting currency, mainly against the New Israeli Shekel and the British pound sterling. A significant portion of our expenses are denominated in U.S. dollars (with certain expenses payable to Lonza, if any, in the British pound sterling and to Israeli personnel, including sub-contractors and consultants, in the NIS). Our U.S. dollar expenses consist principally of payments made to personnel in the United States, including sub-contractors and consultants for preclinical studies, clinical trials and other research and development activities. We anticipate that the bulk of our expenses will continue to be denominated in U.S. dollars, the NIS or the British pound sterling. If the U.S. Dollar fluctuates significantly against the NIS or the British pound sterling (to the extent we must make payments to Lonza) it may have a negative impact on our results of operations. To date, fluctuations in the exchange rates have not materially affected our results of operations or financial condition for the periods under review. In addition, non-U.S. dollar linked balance sheet items may createforeign exchange gains or losses, depending upon the relative dollar values of the non-U.S. currencies at the beginning and end of the reporting period, affecting our net income and earnings per share.

  To date,we have not engaged in hedging transactions. In the future,we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from the material adverse effects of such fluctuations. Exchange rate fluctuations resulting in a devaluation of the NIS or the British pound sterling compared with the U.S. dollar could have a material adverse impact on Immune’s results of operations and share price.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that information reported in this quarterly report on Form 10-Q is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management realizes that any controls and procedures no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently integrating its business processes and information systems with those of Immune Ltd., including the internal controls of both companies. This work commenced upon the closing of the merger and will continue throughout calendar year 2013.

Part II. Other Information

Item 1. Legal Proceedings.

In connection with the merger, we became the defendant in litigation involving a dispute between the plaintiffs Kenton L. Cowley and John A. Flores, and Epicept Corporation. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in the Company’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013 and a decision is anticipated in early 2014. We believe this complaint is entirely without merit and that incurrence of a liability is not probable.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in PartI, “Item1A. Risk Factors” in EpiCept Corporation’s Annual Report on Form 10-K for the year ended December31, 2012, which could materially affect our business, financial condition or future results. To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed report.

Risks Related to our Financial Condition and Business

We have limited liquidity and, as a result, may not be able to meet our obligations.

We had approximately $0.4 million in cash and cash equivalents at September 30, 2013 plus restricted cash held with our senior secured lender of $0.2 million. Our current level of cash is insufficient for the Company to continue operations. We must raise additional capital, in the form of equity, debt or non-dilutive capital in order to continue operations, pay our vendors, and meet our debt service obligations. Discussions are ongoing with a select group of investors with the plan to raise a sufficient amount of capital to continue to operate while we continue to plan our longer term fundraising efforts with our bankers and advisors.

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

Our recurring losses from operations and insufficient working capital resources raise substantial doubt about our ability to continue as a going concern and as a result our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2012 with respect to this uncertainty. We will need to raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Item 6. Exhibits

Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of EpiCept Corporation (incorporated by reference to Exhibit3.1 to EpiCept Corporation’s Current Report on Form8-K filed May21, 2008).

3.2	Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit3.1 to EpiCept Corporation’s Current Report on Form8-K filed July9, 2009).

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January14, 2010 (incorporated by reference to Exhibit3.1 to EpiCept Corporation’s Current Report on Form8-K filed January14, 2010).

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 15, 2013 (incorporated by reference to Exhibit 3.1 the Registrant's Current Report on Form 8-K filed August 21, 2013).

3.5	Certificate of Designation of Series A 0% Convertible Preferred Stock (incorporated by reference to Exhibit3.1 to EpiCept Corporation’s Current Report on Form8-K filed February 9, 2012).

3.6	Certificate of Designation of Series B 0% Convertible Preferred Stock (incorporated by reference to Exhibit3.1 to EpiCept Corporation’s Current Report on Form8-K filed April 3, 2012).

3.7	Amendment to Certificate of Designation of Series B 0% Convertible Preferred Stock (incorporated by reference to Exhibit3.2 to EpiCept Corporation’s Current Report on Form8-K filed October 2, 2012).

3.8	Amended and Restated Bylaws of EpiCept Corporation (incorporated by reference to Exhibit 3.1 to EpiCept Corporation’s Current Report on Form8-K filed February 18, 2010).

10.1

Second Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to EpiCept Corporation’s Current Report on Form 8-K filed August 1, 2013).

10.2	Services Agreement, dated as of August 6, 213, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp.

10.3	Option Agreement, dated as of August 10, 213, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp.

10.4	Consulting Services Agreement, dated as of August 10, 213, by and between Immune Pharmaceuticals Ltd. and Jean Elie Kadouche.

10.5

Transition Service Agreement between EpiCept Corporation and Keith L. Brownlie dated August 20, 2013 (incorporated by reference to Exhibit 10.1 the Registrant's Current Report on Form 8-K filed August 26, 2013).

10.6

Transition Service Agreement between EpiCept Corporation and Alan Dunton dated August 20, 2013 (incorporated by reference to Exhibit 10.2 the Registrant's Current Report on Form 8-K filed August 26, 2013).

10.7

Transition Service Agreement between EpiCept Corporation and Robert G. Savage dated August 20, 2013 (incorporated by reference to Exhibit 10.3 the Registrant's Current Report on Form 8-K filed August 26, 2013).

10.8

ThirdAmendment to Loan and Security Agreement with Midcap Funding III, LLC, dated August 23, 2013 (incorporated by reference to Exhibit 10.1 the Registrant's Current Report on Form 8-K filed August 29, 2013).

10.9	Common Stock Purchase Warrant, dated August 23, 2013 (incorporated by reference to Exhibit 10.2 the Registrant's Current Report on Form 8-K filed August 29, 2013).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of PrincipalExecutive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from EpiCept Corporation's Quarterly Report on Form10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013, and December31, 2012, (ii)Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013, and September 30, 2012 (iii)Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013, and September 30, 2012, and (v)the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Immune Pharmaceuticals Inc.

November 19, 2013	By:	/s/ Daniel G. Teper
Daniel G. Teper
Chief Executive Officer