Form 10-K
period 2013-12-31
IMMUNE PHARMACEUTICALS INC
filed 2014-04-09
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission File No. 000-51290

Immune Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

708 Third Avenue, Suite 210

New York, NY 10017

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (914) 606-3500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.0001 per share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐  No    ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes    ☐  No    ☒

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing bid price of such shares on the OTCQX was $7,649,522.

As of April 7, 2014, the registrant had outstanding 13,660,901 shares of common stock, $.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders are incorporated herein by reference in Items10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

TABLE OF CONTENTS

PART I
	ITEM 1. BUSINESS	4
	ITEM 1A. RISK FACTORS	20
	ITEM 1B. UNRESOLVED STAFF COMMENTS	41
	ITEM 2. PROPERTIES	41
	ITEM 3. LEGAL PROCEEDINGS	41
	ITEM 4. MINE SAFETY DISCLOSURES	41
PART II
	ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	42
	ITEM 6. SELECTED FINANCIAL DATA	41
	ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	42
	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	50
	ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	51
	ITEM 9A. CONTROLS AND PROCEDURES	51
	ITEM 9B. OTHER INFORMATION	51
PART III
	ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	52
	ITEM 11. EXECUTIVE COMPENSATION	52
	ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	52
	ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	52
	ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	52
PART IV
	ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	53
SIGNATURES		54

Explanatory Note

On August 25, 2013, Immune Pharmaceuticals Inc. (formerly, EpiCept Corporation), a Delaware corporation, or Immune, closed a merger transaction, or the Merger, with Immune Pharmaceuticals Ltd., a privately held Israeli company, or Immune Ltd., pursuant to a definitive Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, as amended, or the Merger Agreement, by and among Immune, EpiCept Israel Ltd., or the Merger Sub, an Israeli company and a wholly-owned subsidiary and Immune Ltd. Pursuant to the Merger Agreement, Merger Sub merged with and into Immune Ltd., following which Immune Ltd. became a wholly-owned subsidiary of Immune and the former stockholders of Immune Ltd. received shares of Immune that constituted a majority of the outstanding shares of Immune.

As a result, the Merger has been accounted for as a reverse acquisition under which Immune Ltd. was considered for accounting purposes as the acquirer of Immune. As such, the financial statements of Immune Ltd. are treated as the historical financial statements of the combined company, with the results of Immune being included from August 26, 2013 and thereafter.

All references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Immune,” or the “Company” refer to Immune Pharmaceuticals Inc., a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Merger, and to Immune Ltd., an Israeli company, and its consolidated subsidiaries for periods prior to the closing of the Merger, unless the context requires otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. All forward-looking statements speak only as of the date of this Form 10-K, are expressly qualified in their entirety by the cautionary statements included in this Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others:

●	the risks associated with the adequacy of our existing cash resources and our ability to continue as a going concern;
●	the risks associated with our ability to continue to meet our obligations under our existing debt agreements;
●	the risk that we will not be able to find a partner to help conduct the Phase III trials for AmiKet™ on attractive terms, a timely basis or at all;
●	the risk that we will not obtain approval to market and commercialize any of our product candidates;
●	the risks associated with dependence upon key personnel;
●	the risks associated with reliance on collaborative partners and others for further clinical trials, development, manufacturing and commercialization of our product candidates;
●	the cost, delays and uncertainties associated with our scientific research, product development, clinical trials and regulatory approval process;
●	our history of operating losses since our inception;
●	the highly competitive nature of our business;
●	risks associated with litigation;
●	risks associated with our ability to protect our intellectual property;
●	risks associate with our ability to raise additional funds; and
●	our liquidity.

Further, any forward-looking statement speaks only as of the date on which it is made. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, or how they may affect us. Except as required by law, we have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-K after the date of this Form 10-K, whether as a result of any new information, future events, changed circumstances or otherwise. This Form 10-K also contains market data related to our business and industry. This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

References in this Form 10-K to the “FDA” means the U.S. Food and Drug Administration.

ITEM 1. BUSINESS

Overview

Immune is a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including monoclonal antibodies, or mAbs, nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. Our goal is to build a leading biopharmaceutical company focused on the discovery, development and, ultimately, commercialization of novel drugs targeting inflammatory diseases and cancer. Bertilimumab is a fully human monoclonal antibody that targets Eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with Bertilimumab for the treatment of ulcerative colitis and an open label, Phase II clinical trial for the treatment of bullous pemphigoid, or BP, a dermatologic auto-immune orphan condition. We are focused on the development of the NanomAbs® technology platform for the treatment of cancer. We are also seeking to partner our pain compound AmiKet™, a topical cream consisting of a patented combination of amitriptyline and ketamine that is in late stage development for the treatment of peripheral neuropathies. We are assessing further development of crolibulin with a focus on a nanomAb formulation in order to optimize the efficacy/safety ratio. We do not plan to further develop Ceplene and Azixa.

Antibodies are large complex proteins produced by immune cells that bind to and help eliminate foreign and infectious agents in the body. Antibodies are Y-shaped, composed of two arms that recognize a unique part of the foreign target, called an antigen, and a stem that triggers the activation of additional immune cells. mAbs bind to a specific site in the antigen. mAbs can be generated to target various cells and portions of cells that are involved in human diseases in order to neutralize their function or eliminate them completely.

According to Alain Beck (Nature Reviews: Immunology (2010)), mAbs are the most rapidly growing class of therapeutic agents, with more than 40 antibodies and their derivatives being approved for use in multiple clinical trials within the past 25 years. Moreover, according to the Scolnik Group Biotechnology Consultants (Landes Bioscience (2009)), mAbs historically have experienced an accelerated clinical development and FDA regulatory review period of approximately six years from Investigational New Drug, or IND, application to approval, as compared to an average of nine years for small molecule drugs.  Moreover, according to Data Monitor, the market for therapeutic mAbs reached $40 billion in 2009 and is expected to grow to $60 billion by 2014.  Five of the top ten drugs sold in the world are mAbs while seven mAbs have each reached above $1 billion in annual sales according to PharmaVitae: Monoclonal Antibodies Update (2008).  These mAbs are infliximab (Remicade®; Centocor/Merck), rituximab (Rituxan®/Mabthera; Genentech/Roche/Biogen Idec), trastuzumab (Herceptin®; Genentech/Roche), cetuximab (Erbitux®; ImClone Systems), adalimumab (Humira®; Abbott), bevacizumab (Avastin ®; Genentech) and palivizumab (Synagis®; MedImmune).  Two of such mAbs, infliximab and adalimumab, reached $10 billion and $9 billion in sales, respectively, in 2012.

The main advantage of mAbs is their high selectivity and specificity to their target, which results in lower toxicity as compared to small molecule drugs. According to Dr. Janice Reichert at the Center for the Study of Drug Development at Tufts University (Nature Biotechnology (2005)), mAbs exhibit a 50% higher regulatory approval success rate compared to small drugs. Further, according to the Center for the Study of Drug Development at Tufts University (mAbs 1:4, 387-389; July/August 2009), there is greater than a 30% success rate from Phase I to approval for mAbs, as compared to 10% for small molecule drugs, and, based on 86 human mAbs between 1988 to 2008, the phase transition probabilities were 80-90%, 50%, and 75% for transitions between Phase I to II, Phase II to III, and Phase III to approval, respectively.

However, some mAbs with excellent targeting properties do not progress to the clinical stages due to limited biological activity on their own. One strategy to improve mAbs efficacy has been to conjugate mAbs to cytotoxic agents, or anti-cancer agents, which cannot be used alone due to their toxicity. This technology, called antibody drug conjugates, or ADCs, has progressed significantly with the FDA approval of Adcetris® (Seattle Genetics) and the positive results in a Phase III clinical trial of T-DM1 (Roche and ImmunoGen) in metastatic breast cancer.  Immune’s NanomAbs technology, however, is an ADC platform that we believe is capable of generating novel drugs with enhanced profiles as compared to standalone antibodies or ADCs.  This technology conjugates targeting ligands, namely mAbs, to drug loaded nanoparticles.  NanomAbs selectively accumulate in diseased tissues and cells, resulting in higher drug accumulation at the site of action with minimal off-target exposure.  Immune believes that these characteristics may lead to significantly better drug effectiveness and safety than ADCs and traditional chemotherapeutics.

Recent Developments

Merger with Immune Pharmaceuticals Ltd.

On August 25, 2013, we closed the definitive Merger Agreement and Plan of Reorganization with Immune Pharmaceuticals Ltd., or Immune Ltd. After giving effect to the acquisition and the issuance of our common stock to the former shareholders of Immune Ltd., we had 13.3 million shares of common stock issued and outstanding, with our pre-merger shareholders collectively owning approximately 19%, and the former Immune Ltd. stockholders owning approximately 81%, of our outstanding common stock.

Subsequent Events

In April 2014, we entered into a three-year, $5.0 million revolving line of credit with an existing stockholder, who is related to a member of our board of directors. Borrowings under this line of credit incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit become due upon maturity, April 7, 2017. This facility is unsecured and subordinated to our senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5 million.

On March 14, 2014, we completed a private placement of approximately 11,650 units, or the Units, at a price of $1,000 per Unit, each consisting of (a) one share of our newly designated Series C 8% Convertible Preferred Stock, or the Preferred Stock, convertible into shares of our common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering by us of at least $10,000,000; (b) one warrant to purchase up to a number of shares of common stock equal to 50% of the number of shares of common stock issuable upon conversion of the Preferred Stock, at an initial exercise price of $4.25 per share; and (c) one warrant to purchase up to a number of shares of common stock equal to 50% of the number of shares of common stock issuable upon conversion of the Preferred Stock, at an initial exercise price of $5.10 per share. In connection with the offering, the Company has agreed to file a registration statement to register the shares of common stock underlying the preferred stock and warrants for resale. Under the agreement, the registration statement must be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines are not met, monthly liquidating damages of 1.5% of the subscription amount (with a 12% cap) will be due to the purchaser. We received net proceeds of approximately $8.9 million from the sale of the Units, after deducting transaction fees and expenses, and we expect to receive an additional $1.0 million from one investor which initially paid its subscription with a short-term promissory note. Approximately 1,100 of the 11,650 Units issued at the closing were issued in respect of approximately $1.1 million of advanced deposits received by the Company since November 2013.

Product Portfolio

The following table illustrates the depth of Immune’s product pipeline as of March 26, 2014.

Product Candidate	Indication	Strategic Partner	Status
Bertilimumab	Bullous Pemphigoid Ulcerative Colitis Crohn’s Disease Severe Asthma	iCo Therapeutics	Phase II
Anti-Ferritin Combination Gemcitabine-Paclitaxel NanomAbs	Pancreatic cancer Non-Small Cell Lung Cancer	Yissum, the Technology Transfer Company of the Hebrew University of Jerusalem; Mablife	Preclinical
Amiket	Post Herpetic Neuralgia Diabetic Peripheral Neuropathies Chemotherapy Induced Peripheral Neuropathy Erythromelalgia	Dalhousie University	Phase III
Crolibulin	Solid Tumors	Shire	Phase II

Bertilimumab (CAT-213 or iCo-008)

Bertilimumab, also known as CAT-213 or iCo-008, is a first in class mAb that targets Eotaxin-1, a small protein that attracts and activates several sub-classes of immune cells (including eosinophils, basophils, mast cells and T-lymphocytes), which are white blood cells that play a role in the development of several inflammatory diseases.  Bertilimumab can consistently, and potently, inhibit the cellular actions of human Eotaxin-1.  As an inhibitor of Eotaxin-1, Bertilimumab has clinical indications in the treatment of several diseases in which eotoxin-1 plays an active role, including gastroenterology, oncology, dermatology, ophthalmology, respiratory, dermatology, and neurology-related disorders.  Initially, Bertilimumab was developed by Cambridge Antibody Technology (which is now a part of MedImmune, the biologics research and development unit of Astra Zeneca), or CAT, for allergic diseases.  Immune is currently developing Bertilimumab for the treatment of Irritable Bowel Disease, or IBD, Bullous pemphigoid and severe asthma.

IBD, which is comprised mainly of ulcerative colitis (UC) and Crohn’s disease (CD) are severe inflammatory diseases of the intestine. The prevalence of IBD is approximately 200 cases per 100,000, meaning 1.5 million people in the U.S. and 2 million people in Europe suffer from IBD. According to Datamonitor, the worldwide market for IBD treatments is expected to reach $ 9.6 billion in 2017 and continue to expand thereafter. Although the symptoms of IBDs are similar and include mainly diarrhea, abdominal pain, weight loss, fever and rectal bleeding, the main difference between UC and CD is the location of inflammation and the tissue involved. While UC is limited to inflammation of the colon and rectum to the mucosal layers, CD may affect all parts of the gastrointestinal tract (mainly the ileum) and involves all tissue layers. Treatment of IBD relies mainly on medical management with corticosteroids and anti-inflammatory drugs. Patients with moderate to severe disease that do not respond to first line therapy are increasingly treated with biologic drugs such as anti-tumor necrosis factors, or anti-TNF alpha monoclonal antibodies, primarily infliximab (Remicade®-Johnson & Johnson) and adalimumab (Humira® - AbbVie). Although anti-TNF therapy is successful in about 40-60% of the cases, optimization of treatment is required. In addition, approximately 25-40% of patients who initially respond to the treatment lose their response during maintenance therapy. New biologic treatments targeting different pathways, such as the drug candidates vedolizumab, an integrin antagonist, which was recommended in late 2013 for approval by the FDA Advisory Committee, could emerge as alternative treatments. When medical treatment fails, surgery to remove part or all of the colon is considered in a large number of patients.

Research has demonstrated a relationship between Eotaxin-1, eosinophils and disease severity in allergic and inflammatory diseases. Eotaxin-1 is a potent activator and chemical attractant of eosinophils.  Increased numbers of eosinophils play a role in a number of diseases including those of allergic origin, such as asthma, rhinitis and conjunctivitis, as well as other inflammatory disorders, such as IBD and dermatological diseases such as bullous pemphigoid. Eosinophils are implicated in the inflammatory changes observed in these diseases and, in many cases, are believed to be the major cause of tissue damage. Neutralization of Eotaxin-1 may therefore be able to prevent or reduce eosinophil accumulation in the tissue and, as a result, prevent subsequent tissue injury and inflammation.  We believe Bertilimumab has therapeutic potential where eosinophil accumulation is an indicator of the pathology.  By binding to Eotaxin-1, Bertilimumab prevents its binding to the aforementioned immune cells, abolishing their subsequent activation and recruitment to the site of inflammation and eventually preventing the inflammatory process that leads to disease.  This strategy applies a personalized approach to medicine that uses diagnostic biomarkers to determine the method of treatment.

Bertilimumab has been evaluated by CAT in multiple pre-clinical and clinical studies, including Phase I and Phase IIa clinical trials, in which it exhibited an excellent safety and tolerability profile. In vitro and in vivo experimental data in such studies show that Bertilimumab binds with high affinity and specificity to human Eotaxin-1, attenuating its biological activity in a number of animal models and potentially in humans.  Both pre-clinical and clinical studies conducted by CAT have shown that Bertilimumab has the ability to neutralize Eotaxin-1 and inhibit eosinophil accumulation at the sites of inflammation.  The pre-clinical studies further demonstrated that Bertilimumab is effective in inhibiting eosinophils in mice and the recruitment of eosinophils to the dermis in rhesus monkeys.  Moreover, single and repeat intravenous administrations for four weeks in monkeys in concentrations of up to 100 mg/kg were observed as safe and non-toxic. This inhibition was also demonstrated in clinical trials of Bertilimumab administered intravenously, intranasally and intraocularly in healthy volunteers and following an allergen challenge in patients with rhinitis and conjunctivitis.  In addition, Bertilimumab inhibited Eotaxin-1 mediated chemotaxis, or cell movement along chemical gradients, of human eosinophils from healthy donors and from airway secretion of asthmatic patients and attenuated eosinophil and mast cell accumulation in the nasal mucosa and improved nasal patency, or opening of the nasal passage (American Journal of Respiratory and Critical Care Medicine, 2004).

In this study, Bertilimumab was well tolerated and no dose-related adverse events were noted.  When administered intravenously, Bertilimumab exhibited a 14-day half-life and distribution through the body, long term and dose dependent biological activity and a single dose of Bertilimumab was shown to inhibit eosinophil activation for more than 90 days in humans.

Studies by researchers from Upsala University and the Karolinska Institute in Sweden have revealed an association between eosinophils and the initiation of mucosal injury and clinical relapse in UC patients (World Journal of Gastro-enerology, November 2012). In addition, in 2012, Keith Wilson of Vanderbilt University presented the results of a study sponsored by the National Institutes of Health at Digestive Disease Week, the annual meeting of the American Gastroenterology Association, which demonstrated the correlation between tissue Eotaxin-1 levels (but not other proteins associated with inflammation) and disease severity in patients with UC.

In order to address the issue of cause and effect, scientists demonstrated that an anti-Eotaxin-1 antibody reduced symptoms of UC in the reference experimental model.  Such antibody attenuated UC symptoms.  Moreover, a complementary experiment showed that UC could not be induced in mice that did not express the gene for Eotaxin-1.

Following authorization from Israeli health authorities, Immune has initiated a Phase II randomized, double-blind, placebo-controlled parallel group study that will evaluate the safety, clinical efficacy, and pharmacokinetic profile of Bertilimumab in patients with moderate-to-severe UC.  Immune expects to enroll up to 42 patients in this study, 28 of whom will be treated with Bertilimumab and 14 of whom will be given a placebo on Day 0, 14, and 28.  After six weeks, as a primary end point, these patients will be evaluated for clinical response to the drug using the Mayo Scoring System for Assessment of Ulcerative Colitis Activity.  Secondary and exploratory end points include clinical remission, defined as symptom free fecal calprotectin, which is a recognized marker of gastro-intestinal inflammation, histopathology improvement and degree of mucosal injury.  Patient follow-up is expected to continue until day 90.  Immune expects to initially enroll patients from up to ten hospitals in Israel. Completion of patient enrollment and clinical results are anticipated in the first half of 2015. Immune is planning to expand development of Bertilimumab through a larger multi-national phase IIb study to be initiated in 2015.

Immune has communicated with the gastro-intestinal section of the FDA and submitted a pre-IND application on October 14, 2012. The pre-IND application is an early communication with the FDA to obtain guidance on the data necessary to warrant an IND application submission.  In a meeting on February 6, 2012, the FDA recommended that Immune submit an IND application and provided guidance and support with respect to the development of Bertilimumab for the treatment of UC and CD, including recommendations as to minor chemistry, manufacturing and controls and preclinical studies that will need to be conducted during Bertilimumab’s development.  Given the FDA guidance and the fact that CAT previously conducted clinical trials for Bertilimumab in the United Kingdom, Immune plans to obtain authorization to conduct clinical trials in Europe and file an IND application in the United States in order to expand its clinical program.

During 2014, Immune intends to file a joint FDA and European Medicine Application, or EMA, for an Orphan Drug designation with respect to the use of Bertilimumab in the treatment of BP.  Orphan Drug designation is a special status for products that treat rare diseases or conditions that qualifies the applicant for a tax credit and marketing incentives, but does not alter the standard regulatory requirements and process for obtaining marketing approval.  BP is a chronic autoimmune blistering disease of the skin that mainly affects elderly people and is associated with high mortality of 27% per year. The overall incidence is increasing in Europe and the US with an incidence rate between 20-30 new cases per million inhabitants per year. BP is characterized by deposits of IgG antibodies and/or complement component 3 (C3) along the epidermal basement membrane zone, or BMZ. Following antibody binding to certain hemidesmosomal antigens in the BMZ, complement activation occurs and inflammatory cells infiltrate the subepidermis causing tense blisters to form mainly on the flexor surfaces of arms and legs, axillae, groin, and abdomen. The blisters of BP are filled with a clear fluid, which tend to develop on the edge of erythematous plaques and may be widespread or local, and intense itching is common. Histopathological analysis of BP lesions show that eosinophils are the predominate immune cells in the lesions. High dose oral corticosteroids (prednisone, 1 mg/kg/day) have been considered the mainstay of treatment for many years. It has been clearly demonstrated that these high doses are deleterious and directly responsible for a high rate of treatment side effect and a high mortality rate. Super potent topical corticosteroids, such as clobetasol, have been demonstrated to be more effective and safer than high dose oral corticosteroids however they are often considered inconvenient, necessitating the assistance of relatives or a nurse to apply the cream on the whole body surface for extended periods of time and their use is associated with poor compliance in an elderly population. Thus there is a significant need for novel, efficacious treatments that avoid steroid-related side effects.

According to research conducted at the Istituto Dermopatico dell’ Immacolata-IRCCS in Rome, Italy (Current Drug Targets Inflammatory Allergy, 2003) and Technical University Dresden in Dresden, Germany (Clinical Experimental Immunology, 2011), Eotaxin-1 plays a role in the recruitment of active inflammatory cells to skin lesions in patients with BP.  Immune intends to initiate pilot studies with Bertilimumab in patients with BP in the second quarter of 2014. This would be an open-label, proof of concept study designed to evaluate the safety, efficacy and pharmacodynamic effect of Bertilimumab in patients with newly diagnosed, moderate to extensive BP. The study will enroll up to 15 patients who will be treated with Bertilimumab once every two weeks for two weeks on top of medium dose oral steroids (30 mg) tapered down 5 mg every week during the treatment and follow-up period. After four weeks, as a primary end point, the proportion of patients who achieved clinical response will be evaluated. Secondary and exploratory end points include reduction in BP disease activity index score, time to control of disease activity and change in blood eosinophil count. Patient follow-up is expected to continue until day 60.

In addition, Immune intends to initiate a pilot Phase II study of Bertilimumab for the treatment of severe asthma in patients with high eosinophil and Eotaxin-1 concentrations in their sputum.  Asthma is a disease characterized by variable airflow obstruction, airway hyperresponsiveness and chronic inflammation, which usually has an eosinophilic component. Eosinophils are a potential cause of the bronchial mucosal damage and chronic inflammation that is thought to give rise to asthma symptoms. Eotaxin-1 expression is increased in the bronchial mucosa, sputum and bronchoalveolar lavage of asthmatics compared with normal individuals, indicating a correlation between the level of Eotaxin-1 and the severity of disease. Recent Phase II and Phase III clinical results with the anti-IL5 monoclonal antibody, mepoluzimab, which also regulates eosinophils, confirms the importance of patient selection and the relevance of targeting eosinophils in severe asthma patients not responding to conventional asthma therapy.

AmiKet™

AmiKet™ is a prescription topical analgesic cream containing a patented formulation of two FDA-approved oral drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an NMDA (N-methyl-D-aspartic acid) antagonist that is used as an intravenous anesthetic. AmiKet™ is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies.  Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system which includes nerves that run from the brain and spinal cord to the rest of the body.  This nerve damage can result from traumatic injuries, infections such as herpes zoster, metabolic disorders, such as diabetes and drug exposure such as chemotherapeutic agents. Taxanes, which are commonly used for the treatment of most solid tumors including breast, lung, prostate and ovarian cancer, are the chemotherapy class most commonly associated with the development of chemotherapy-induced peripheral neuropathy, or CIPN (50-70% of patients). Approximately 60% of CIPN patients experience painful symptoms. Currently there are multiple drugs available for the treatment of peripheral neuropathies, however there is a high unmet medical need due to a lack of efficacious agents and undesirable side effects of available agents. In a research conducted by Campbell Alliance in 2011, a total of 25 physicians were interviewed and asked to rate AmiKet™ on a scale of 1-7 in terms of likelihood to prescribe. The average rating was 5.7.

Since amitriptyline has been shown to have significant analgesic effects and because NMDA antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe the combination is a good candidate for the development of a new class of analgesics. We believe that AmiKet™ can be used effectively in conjunction with orally delivered analgesics, such as gabapentin.

AmiKet is an odorless, white vanishing cream that is applied twice daily and is quickly absorbed into the applied area. We believe the topical delivery of its patented combination represents a fundamentally new approach for the treatment of pain associated with peripheral neuropathy. In addition, we believe that the topical delivery of our product candidate will significantly reduce the risk of adverse side effects and drug to drug interactions associated with the systemic delivery of the active ingredients. The results of our clinical trials to date have demonstrated the safety of the cream for use for up to one year and a potent analgesic effect in subjects with CIPN, diabetic peripheral neuropathy, or DPN, and post-herpetic neuralgia. To date over 1700 patients were treated with AmiKet in the following studies:

Study number	Study title	Number of Patients
EPC2001-07	Placebo controlled skin sensitivity study of NP-H	222
EPC2004-04	Topical pharmacokinetics	36
EPC2001-10	Placebo controlled factorial study of NP-L in various neuropathies	92
EPC2002-04	Open trial for one year	28
EPC2001-11	Placebo controlled dose response (NP-L vs. NP-H) in PHN	251
EPC2001-15	Open trial on NP-L for 6 months	51
EPC2006-01	Placebo controlled, DPN trial	226
EPC2007-02	PHN non-inferiority trial vs. gabapentin and placebo	360
EPC2006-03	ATTRACT-CPN, Chemotherapy Induced Neuralgia	462

In January 2009, a 360-patient Phase IIb trial Amiket in patients with PHN achieved statistically significant pain relief compared with placebo and was not inferior in pain relief to the market leader gabapentin.

Amiket was granted orphan drug designation by the U.S. Food and Drug Administration (FDA) in January 2010 for the treatment of post-herpetic neuralgia (PHN). Orphan drug designation is granted by the FDA Office of Orphan Drug Products to novel drugs or biologics that treat a condition affecting less than 200,000 Americans. The designation offers a number of incentives to the treatment developer, including a seven-year period of U.S. marketing exclusivity from the date of marketing authorization. Funding for clinical studies, study design assistance, waiver of FDA user fees and tax credits are additional potential incentives.

A multicenter, double-blinded, 6-week, randomized Phase II trial of AmiKet compared with placebo in 462 cancer patients with CIPN was completed in 2011. The study was an Investigator initiated study performed under the supervision of the University of Rochester Community Cancer Oncology Program and sponsored by the National Cancer Institute. Immune provided drug supplies.

In December 2011, we met with the FDA and were granted permission by the FDA to initiate immediately the Phase III clinical development of AmiKet™ in the treatment of CIPN.  Fast Track designation was granted to AmiKet in April 2012. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and address unmet medical needs.

We have plans to initiate the Phase III program for AmiKet once we are able to secure the funding necessary to complete such a program through an out-licensing transaction. The Phase III program is anticipated to take approximately two years and, if successful, may lead to an NDA filing.

NanomAbs Technology

mAbs for Cancer Therapy

Traditional cytotoxic cancer chemotherapies kill rapidly dividing cancer cells and normal cells in an indiscriminate manner, leading to major toxicity in patients, and are insufficiently delivered to tumor tissues and cells. As a result, a number of targeted therapies, including mAbs, were developed to be more selective with respect to the targeting of tumor tissues.  mAbs have been tested for many years as cancer therapeutics.  Some mAbs have significant antitumor activity as a single agent.  However, many are not potent enough to serve as tumor-eliminating therapeutic agents on their own. Based on this limitation, additional approaches to using mAbs as cancer therapies have emerged. First, mAbs that are administered in combination with chemotherapies often achieve a therapeutic effect that is greater than when either therapy is administered alone. Second, mAbs that are conjugated, or directly linked, to cell-killing payloads, such as toxins or radionucleotides, i.e., ADCs, can more effectively kill cancer cells than mAbs alone.

A growing number of mAbs have been approved for the treatment of cancer, including, but not limited to Rituxan® (Biogen Idec Genentech, Hoffmann-La, Roche, Chugai Pharmaceuticals) and Herceptin® (Genentech, Roche).  Recently, ADCs (Adcetris® and Kadcyla®) from Seattle Genetics and Immunogen/ Genentech/ Roche were approved for cancer indications as well. Additionally, there are many ADCs, as well as mAbs, in preclinical development and clinical trials that are likely to increase the number of mAb-based commercial products in the near future. For example, there are a number of ADCs that are either approved or in late-stage clinical trials, including:

●	Brentuximab vedotin, or Adcetris®, approved August 2012 (Seattle Genetics)
●	Ado-trastuzumab emtansine, or Kadcyla®, February 2013 (Immunogen/ Genentech/ Roche)
●	Glembatumumab vedotin, or CDX-011, Phase IIb (Celldex and Seattle Genetics)

The NanomAbs technology, pioneered by Professor Simon Benita at the Hebrew University of Jerusalem in collaboration with Immune’s co-founder, Dr. Jean Kadouche, is an ADC platform capable of generating novel drugs with enhanced profiles as compared to standalone antibodies or ADCs.  This technology conjugates targeting ligands, namely mAbs, to drug loaded nanoparticles.  Immune believes that NanomAbs outperform conventional injectable chemotherapy drugs and mAbs by selectively accumulating in diseased tissues and cells, which results in higher drug accumulation at the site of action with minimal off-target exposure, thereby leading to significantly better drug effectiveness and safety than ADCs and traditional chemotherapeutics.  On April 6, 2011, Yissum, the technology transfer company of the Hebrew University of Jerusalem, granted Immune a license that includes patents, research results and knowhow related to the NanomAbs technology for intravenous, subcutaneous and intra-muscular targeted delivery of active agents.  This license is exclusive, with a right to sub-license and make commercial use of the licensed technology in order to develop, manufacture, market, distribute and sell products derived from such licensed technology.

Immune’s NanomAbs platform consists of the following components that facilitate selective targeting of diseased cells and tissues:

●

Targeting ligands: Immune conjugates mAbs to the surface of nanoparticles to enable active targeting, specific binding to tumor cells and improvement in tumor cell permeability.  Several commercially available mAbs have been tested in NanomAbs as part of the technology proof of concept, such as Trastuzumab, or Herceptin® (Genentech, Roche), and Cetuximab, or Erbitux® (ImClone Systems).

●

PEGylated polymeric nanoparticles: polymeric nanoparticles act as scaffolding that hold the drug to be released in the body. Immune uses PLGA, an FDA approved polymer (or chemical compound consisting of repeating structural units) to act as such scaffold.  PLGA gradually degrades and releases the drug molecules within the target cells. PEG, a protective layer on the outermost surface of such nanoparticles, extends the nanoparticle’s circulation time prior to its elimination from the body.

●

Proprietary linker molecules: linker molecules connect the mAbs to the nanoparticles’ surface through a stable chemical bond (or an attraction between atoms that allows for the formation of chemical substances). The ability to attach targeting ligands to nanoparticles using linker molecules is a key attribute of Immune’s NanomAbs technology.

●

Anti-cancer drugs: an anti-cancer drug is incorporated within the nanoparticle and is therefore shielded from premature elimination by the body or off-target effects caused by drug molecules that are not incorporated within the nanoparticle. Several chemotherapeutic drugs with different mechanisms of action have been successfully incorporated within NanomAbs, e.g., paclitaxel, platin derivatives and Gemcitabine. Other drugs could also be incorporated within NanomAbs including sensitive drug molecules, such as nucleic acids.

NanomAbs’ mechanism of action is based on increasing drug specificity and active targeting, which increases treatment efficacy and safety. Through intravenous administration, NanomAbs passively accumulate within the cancer tissue due to the nanoparticles and the leaky blood vessels and non-effective drainage of the tumors.  Once NanomAbs accumulate in the tumor tissue, active targeting mediated by the mAb (which recognizes and binds to specific tumor cells) specifically induces NanomAbs absorption into and ingestion by the cancer cell. Within the cancer cell, the chemotherapy drug is released in a controlled manner, stimulating the tumor eliminating effect. The active targeting of the cancer cell through a mAb coupled with the controlled release of the chemotherapy drug is a unique characteristic of NanomAbs that is not found in other ADCs.

Proof of concept studies conducted with paclitaxel NanomAbs conjugated through two different linker molecules to commercially available and proprietary mAbs. Proof of concept data showing improved internalization within cancer cells and improved efficacy were generated in a laboratory set-up using different NanomAbs formulations.  Moreover, several platform parameters were established in preclinical studies including tissue distribution, efficacy and pharmacokinetic profile (or the rate and extent of absorption and distribution of an administered drug throughout the body) following intravenous administration of paclitaxel NanomAbs conjugated to trastuzumab and cetuximab in mice models of human lung and prostate cancers.

Immune’s current focus is on the development of anti-Ferritin paclitaxel and gemcitabine NanomAbs designed to co-deliver both paclitaxel and gemcitabine within the same nanoparticle.  An anti-H Ferritin mAb known as AMB8LK is a proprietary mAb currently developed by Immune. All rights to AMB8LK were assigned to Immune by MabLife SAS in March 2012. The therapeutic rationale of using an anti-H Ferritin mAb is based on the over-expression of H-Ferritin on the surface of the tumor cells in certain cancers, such as pancreatic and non-small cell lung cancer.  Paclitaxel and gemcitabine are FDA approved, widely used anticancer drugs. Although gemcitabine has been extensively used, for example in pancreatic, advanced or metastatic ovarian and advanced or metastatic lung cancers, the response rate remains relatively low due to developed resistance to the drug when administered alone.  The combination of paclitaxel and gemcitabine was recently approved following a Phase III clinical trial in advanced pancreatic cancer patients by administering the drugs separately. Immune believes that loading of both drugs within the same NanomAb particles will provide for active targeting and allow for synchronized drug delivery, thereby improving both drugs’ therapeutic efficacy and off-target effects.  Currently, Immune focuses on advanced pancreatic cancer and NSCLC as the two primary indications for anti-Ferritin paclitaxel gemcitabine NanomAbs due to high unmet medical need and commercialization potential.  Other than the independently developed anti-Ferritin paclitaxel gemcitabine NanomAbs, Immune believes that the NanomAb technology could provide it with significant options for pursuing research partnerships with companies seeking to develop or improve the efficacy of mAbs, improve chemotherapeutic drugs toxicity, as well as with companies trying to improve the patent life of existing mAbs and chemotherapeutic drugs.

Crolibulin™

Crolibulin™ is a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. Crolibulin™ has shown promising vascular targeting activity with potent anti-tumor activity in pre-clinical in vitro and in vivo studies.

In December 2010, the National Cancer Institute, or NCI, initiated a Phase Ib/II trial with Crolibulin™ to assess the drug’s efficacy and safety in combination with cisplatin in patients with anaplastic thyroid cancer, or ATC. This study was completed in 2013. Immune is expected to supply the NCI with Crolibulin for a phase II trial in ATC.

We plan in the future, to use Crolibulin in our NanomAbs technology as an additional payload, alternative to the conventional chemotherapeutic agents.

Competition

Immune operates in highly competitive segments of the biotechnology and biopharmaceutical markets. Immune faces competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of Immune’s competitors have significantly greater financial, product development, manufacturing and marketing resources than Immune. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with Immune. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Adequate protection of intellectual property, successful product development, adequate funding and retention of skilled, experienced and professional personnel are among the many factors critical to success in the pharmaceutical industry.

Immune believes that Bertilimumab, if approved for the treatment of UC and/or CD, will directly compete with anti-TNF Mabs Remicade® (infliximab) and Humira® (adalimumab), which are approved for the treatment of various diseases, including UC and CD, and are been used as first option in moderate to severe patients and with other biologics including Mabs that target alpha-4 integrins, such as Takeda’s Entyvio (vedoluzimab) which is awaiting a decision by the FDA. Due to Bertilimumab’s unique and novel mechanism of action, targeting eosinophils as a route cause of the disease, it could be positioned early in the treatment algorithm, ahead of anti-TNF, and with the distinction of biomarker based patient selection through an Eotaxin-1 companion diagnostic. In addition, 25-40% of the patients fail anti-TNF treatment or develop an intolerable adverse events or loss of response during maintenance therapy. These patients may also be candidates for Bertilimumab treatment. Immune believes that Bertilimumab will have a better safety profile than the anti-TNF antibodies due to the fact that it does not completely block the immune system as does Humira® and Remicade®, but rather inhibits a specific pathway that plays a key role in the disease.

With respect to cancer treatment, the most common methods of treating patients are surgery, radiation and drug therapy, including chemotherapy and targeted drug therapy. In many cases, these drugs are administered in combination to enhance efficacy. In general, although there has been considerable progress over the past few decades in the treatment of solid tumors and the currently marketed therapies provide benefits for many patients, these therapies are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality in solid tumor cancers remains high.  The table below summarizes the extent of Immune’s competition with respect to current drug-therapy technologies:

	Ligand Conjugated Nanoparticles	Antibody DrugConjugates	Ligand Drugs	Nanoparticles
Companies	BIND Merrimack	SeattleGenetics Roche ImmunogeneCelldex	Mersana Endocyte	Celgene Merrimack
Development Status	Pre- to early clinical	Late-clinical to marketed	Clinical	Clinical to marketed

Immune’s NanomAbs technology may face its most significant competition from ADCs.  Immune believes that its NanomAbs platform, although comparable to ADCs in its ability to deliver highly active drug payloads in a targeted manner, provides a number of potential advantages over ADCs, in that unlike ADCs, NanomAbs have, among other characteristics:

●	improved targeting as several mAbs are conjugated to a single nanoparticle;
●	the ability to hold greater payloads of drugs or drug-combinations for enhanced efficacy;
●	improved safety due to specific tumor cell targeting and drug shielding within the nanoparticle;
●	variation due to the ability to tailor specific drugs and mAb combinations; and
●	the potential use in inflammatory indications, as opposed to cancer only.

Furthermore, Immune believes that its NanomAbs platform is more advantageous than nanoparticles alone since in addition to the passive targeting of nanoparticles to the tumor site solely by absorption through leaky blood vessels, NanomAbs actively target tumor cells through their Mab specific binding to the tumor cell surface.  Once NanomAbs accumulate in the tumor tissue, active targeting mediated by the mAb specifically induces NanomAbs internalization into the tumor cells.

Lastly, Immune believes that its NanomAbs have several advantages over other ligand conjugated nanoparticles and ligand drugs, including, but not limited to:

●	the ability to deliver two chemotherapeutic drugs simultaneously through active targeting;
●	the improved stability of nanoparticles compared to liposomes, or nanometric lipid bilayers;
●	active targeting through a mAb, as opposed to an aptamer, which is more stable and more commonly used; and
●	the controlled release of the drug molecules incorporated within the NanomAb as the polymer scaffold gradually decomposes.

See “—NanomAbs Technology—mAbs for Cancer Therapy.”

AmiKet will face significant competition upon commercialization from both generics of current neuropathic pain market leaders and new market entrants. The topical formulation of AmiKet is expected to provide competitive benefits, as experienced today by Endo’s Lidoderm®, a lidocaine transdermal patch which achieved in excess of $1 billion in retail sales in 2012. Another important competitor will be BioSciences International with a topical formulation of clonidine which may receive marketing approval.

Crolibulin’s main direct competitor is Oxigene’s ZYBRESTAT® (fosbretabulin) which is being developed in collaboration with the National Cancer Institute for Anaplastic Thyroid Cancer and for Refractory Ovarian Cancer in combination with Roche- Genetech’s Avastin® (bevacizumab). The topline results announced in March 2014 for the latter indication are promising for the Vascular Disruptive Agent class of drugs, which had previously experienced multiple development failures. In any case, we believe that the nano-formulation of crolibulin may bring additional clinical benefits by optimizing the efficacy/ safety ratio.

License Agreements and other Collaborative Research and Development Arrangements

iCo Therapeutics Inc.

In December 2010, iCo granted Immune an option to sub-license the use of Bertilimumab from iCo, which obtained certain exclusive license rights to intellectual property relating to Bertilimumab pursuant to a license agreement with Cambridge Antibody Technology Group Plc, a biotechnology company, dated December 20, 2006, and to which Immune became a party. On June 24, 2011, Immune exercised its option and obtained a worldwide license from iCo for the use and development of Bertilimumab for all human indications, other than ocular indications, pursuant to a product sub-license agreement. Immune paid iCo upfront consideration of $500,000, plus common stock and warrants to purchase our common stock.  In addition, iCo may receive from Immune $32 million in milestone payments plus royalties. These milestones include the first dosing in a Phase III clinical trial, filing a Biologics License Application/Marketing Authorization Application, or a BLA/MMA, approval of a BLA/MAA and the achievement of $100 million in aggregate sales of licensed products for use in IBD.  The term of the license lasts until the expiration of all payment obligations on a country-by-basis, at which point the license will be deemed fully paid, perpetual and irrevocable with respect to that country.  However, iCo retains the worldwide exclusive right to the use of Bertilimumab (iCo-008) for all ocular applications.

Yissum Research Development Company of The Hebrew University of Jerusalem Ltd.

On April 6, 2011, Yissum granted Immune a license that includes patents, research results and know-how developed by Professor Simon Benita related to the NanomAbs technology. Yissum granted Immune an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. As consideration for the grant of the license, Immune is required to pay the following consideration: (i) royalties in the amount of up to 4.5% of net sales; (ii) an annual license maintenance fee between $30,000 for the first year and up to a maximum of $100,000 from the first year through the sixth year; (iii) research fees of at least $300,000 for the first year and at least $100,000 from the second year through the sixth year (but, not to exceed $1,800,000 in the aggregate); (iv) milestone payments up to $8,550,000 (based on the attainment of certain milestones, including IND application submission, patient enrollment in clinical trials, regulatory approval and commercial sales); (v) sub-license fees in amounts up to 18% of any sub-license consideration; and (vi) equity consideration in the amount of 8% of the ordinary shares of Immune on a fully diluted basis (which at the time equaled 800,000 ordinary shares).  The license expires, on a country-by-country basis, upon the later of the expiration of (i) the last valid licensed patent, (ii) any exclusivity granted by a governmental or regulatory body on any product developed through the use of the licensed technology or (iii) the 15-year period commencing on the date of the first commercial sale of any product developed through the use of the licensed technology.  Upon the expiration of the license, Immune will have a fully-paid, non-exclusive license to the licensed technology.  In addition, Immune undertook to finance (up to $1.8 million) the performance of research by Professor Simon Benita with respect to designing drug targeted delivery systems able to deliver cytotoxic drugs selectively at the target tumor site using mAbs as ligand targeting moieties for a period of three years commencing on April 6, 2011.

MabLife SAS

On March 28, 2012, Immune acquired from MabLife SAS (“MabLife”), through an assignment agreement, all right, title and interest in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins.  The consideration is as follows: (i) $600,000 payable in six annual installments (one of such installment being an upfront payment made upon execution of the agreement); and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK.  Immune is required to assign the foregoing rights back to MabLife if Immune fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement.

Jean Kadouche, Immune Pharma (Technologies) SAS and Alan Razafindrastita

In December 2011, Jean Ellie Kadouche, Immune Pharma (Technologies) SAS and Alan Razafindrastita sold, assigned and transferred to Immune the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies for nominal cash consideration (paid to Immune Pharma (Technologies) SAS) of shares of our common stock (registered in the name of Jean Kadouche) and $1.00 (paid to Jean Kadouch and Alan Razafindrastita), collectively, the Human Antibody Production Technology Platform.  Through the Human Antibody Production Technology Platform and additional laboratory work, human immune systems and specific cell lines are introduced in mice, enabling the mice to produce human mAbs.  With additional laboratory work, the human mAbs can be produced in an efficient manner.

Lonza Sales AG

On May 2, 2012, Lonza Sales AG, or Lonza, granted Immune a sublicensable, non-exclusive worldwide license under certain know-how and patent rights to use, develop, manufacture, market, sell, offer, distribute, import and export Bertilimumab, as it is produced through the use of Lonza’s system of cell lines, vectors and know-how.  If Lonza manufactures the Bertilimumab, Immune must pay to Lonza a royalty of 1% of the net selling price of the product, if Immune or one of its strategic partners manufactures the Bertilimumab, Immune must pay to Lonza £75,000, or approximately $113,873, annually during the course of the license agreement (first payable upon commencement of Phase II clinical trials) plus a royalty of 1.5% of the net selling price of the product, and if any other party manufactures the Bertilimumab, Immune must pay to Lonza £300,000, or approximately $455,490, per sublicense annually during the duration of such sublicense plus a royalty of 2% of the net selling price of the product.  In addition, Immune must pay Lonza £2,000, or approximately $3,045, for the supply of certain cell lines, if it uses such cell lines.  Notwithstanding the foregoing, Immune is not obligated to manufacture Bertilimumab through the use of Lonza’s system.  The royalties are subject to a 50% reduction based on the lack of certain patent protections, including the expiration of patents, on a country-by-country basis.  Unless earlier terminated (including, but not limited to, the reasons set forth below), the license agreement continues until the expiration of the last enforceable valid claim to the licensed patent rights, which expire between 2014 and 2016.  Immune may terminate the license agreement for convenience upon 60-days’ prior written notice to Lonza.  Either Lonza or Immune may terminate the license agreement by prior written notice if (i) the other party commits a breach that is not remedied within 30 days of notice of such breach requiring its remedy (if such breach is capable of being remedied) or (ii) the other party is unable to pay its debts, enters into liquidation, has a receiver appointed or ceases to carry on its business.  Addtionally, Lonza may terminate the license agreement if Immune knowingly, directly or indirectly, opposes, disputes or assists any third party to oppose or dispute the patents or patent applications, or the validity of such, with respect to any of the licensed patent rights.  In addition to the license agreement, on June 27, 2011, Lonza and Immune entered into an agreement for the manufacture of Bertilimumab for use in certain of Immune’s Phase II clinical studies.  See “Manufacturing” below.

Dalhousie University

In July 2007, we entered into a direct license agreement with Dalhousie University, or Dalhousie, under which we were granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia. These and other patents cover the combination treatment consisting of amitriptyline and ketamine in AmiKetTM. This technology has been incorporated into AmiKetTM.

We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. We are obligated to make payments to Dalhousie totaling $0.9 million, of which $0.2 million has been paid, upon achievement of specified milestones and to pay single-digit royalties based on annual net sales derived from the products incorporating the licensed technology. We were obligated to pay Dalhousie an annual maintenance fee of $0.5 million until the license agreement expires or is terminated, or an NDA for AmiKetTM is filed with the FDA, otherwise Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. We incurred a maintenance fee of $0.5 million with Dalhousie during each of the years 2013 and 2012, respectively. These payments were expensed to research and development. On April 3, 2014, we entered into a Waiver and Amendment to the license agreement pursuant to which Dalhousie agreed to irrevocably waive our obligation to pay the $0.5 maintenance fee that was due on August 27, 2012 and August 27, 2013 and in any subsequent year.  In addition, we have agreed to pay Dalhousie royalties of five percent (5%) of net sales of licensed technology in countries in which patent coverage is available and three percent (3%) of net sales in countries in which data protection is available. We have also agreed to amend the timing and increase the amounts of the milestone payments payable under the license agreement.

Shire Biochem

In connection with the merger, the Company acquired a license agreement for the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc. (formerly known as BioChem Pharma, Inc.). The Company is required to provide Shire Biochem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales.

Intellectual Property

Patents

Immune owned or licensed rights with respect to patents and patent applications relating to its Bertilimumab and AMB8LK product candidates and the NanomAbs and Human Antibody Technology platforms, which are necessary to conduct its business.  Patents related to such product candidates and technology platforms may provide future competitive advantages by providing exclusivity related to the composition of matter, formulation, and methods of use of the applicable product candidate or technology platform. The patent positions for Immune’s product candidates and platforms are described below and include 18 granted U.S. and foreign patents and 23 pending U.S. and foreign patent applications that Immune owns or licenses.  Immune’s patent positions are as follows:

●	A license to a patent family that covers a composition of matter of Bertilimumab and a method of using Bertilimumab to screen for an antibody or antibody fragment that binds Eotaxin-1, including: three registered patents in the United States and five registered patents in Europe (Switzerland, Germany, France, Great Britain and Ireland), Brazil, Canada, Israel, Australia, Japan, New Zealand and Singapore, and two pending patent applications in the United States. The foreign patents and patents issued with respect to pending patent applications in this family will expire, without extension, in March 2021. The U.S. patents, which benefit from patent term adjustment from the United States Patent and Trademark Office, or the USPTO, will expire between April 2021 and August 2022.
●	All right, title and interests in and to a U.S. patent application that covers a method for treating an IBD with an anti-human Eotaxin antibody, including Bertilimumab, as well as a pending Patent Cooperation Treaty international application that is expected to enter into the National/Regional phase in September 2015. Any patents issued with respect to the pending patent application will expire, without extension, in March 2033.
●

All right, title and interest in and to U.S. and Canadian patents that cover a combined AMB8LK-drug composition of matter and/or methods of use of AMB8LK for in vivo targeting of a molecule to certain tumors and for localizing a tumor in a subject.  The Canadian patent issued with respect to the pending patent applications in this family will expire, without extension, in January 2021.  The U.S. patent, which benefits from patent term adjustment from the USPTO, will expire in January 2022.

●

All right, title and interest in and to a family of pending patent applications claiming a chimeric anti-ferritin monoclonal antibody and related methods of use for delivering drugs and treating cancer in Canada, Europe, and the United States.  Any patents issued with respect to these pending patent applications will expire, without extension, in September 2027.

●

An exclusive license to a patent family with respect to the NanomAbs technology platform, the methods for its use for the prevention or treatment of diseases or disorders and for imaging applications.  A patent for this family is registered in Australia, and there are pending patent applications in the United States, Europe, Japan, Canada, Israel and India.  Any patents issued with respect to such pending patent applications in this family will expire, without extension, in September 2026.  In addition, Immune has a right and interest in NanomAbs containing Gemcitabine, including anti-Ferritin gemcitabine-paclitaxel NanomAbs.

●

An exclusive license to a patent family claiming a polylactic glycolic acid nanoparticle associated with a hydrophilic therapeutic agent being conjugated to or associated with the surface of such nanoparticle and/or a lipophilic therapeutic agent contained within such nanoparticle for use in the field of cancer. Patent applications for this family are pending in Australia, Canada, China, Europe, Israel, India, Japan, Korea, and the United States. Any patents issued with respect to this pending patent application will expire, without extension, in January 2032.

●

All right, title and interest for all countries in and to any and all patent applications related to the Human Antibody Production Technology Platform, including a pending Patent Cooperation Treaty international application that is expected to enter into the National/Regional phase in November 2014. Any patents with respect to the pending patent application will expire, without extension, in May 2033.

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

Immune believes that its owned and licensed patents and pending patent applications provide coverage for its product candidates and technology platforms and it intends to aggressively enforce its intellectual property rights if necessary to preserve such rights and to gain the benefit of its investment.  The patent positions of companies like Immune are generally uncertain and involve complex legal and factual questions.  Immune’s ability to maintain and solidify its proprietary position for its product candidates and technology platforms will depend on it success in obtaining effective claims and enforcing those claims once granted.  Immune does not know whether any of its patent applications or those patent applications that it licenses will result in the issuance of any patents.  Immune’s issued patents and those that may issue in the future, or those licensed to Immune, may be challenged, narrowed, circumvented or found to be invalid or unenforceable, which could limit Immune’s ability to stop competitors from marketing related products or the length of term of patent protection that Immune may have for its products. Neither Immune nor its licensors can be certain that they were the first to invent the inventions claimed in Immune’s owned or licensed patents or patent applications. In addition, Immune’s competitors may independently develop similar technologies or duplicate any technology developed by Immune, and the rights granted under any issued patents may not provide Immune with any meaningful competitive advantages against these competitors. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of Immune’s products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and product candidates as well as successfully defending these patents against third-party challenges. We have various compositions of matter and use patents, which have claims directed to our product candidates or their methods of use. Our patent policy is to pursue, maintain, defend, retain and secure patents and patent rights, whether developed internally or licensed from third parties, for the technology, inventions and improvements related to our core portfolio of product candidates and that are or may be commercially important to the development of our business. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position.

The pharmaceutical, biotechnology and other life sciences industries are characterized by the existence of a large number of patents and frequent litigation based upon allegations of patent infringement. While our product candidates are in clinical trials, and prior to commercialization, we believe our current activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S. and Section 55.2(1) of the Canadian Patent Act, each of which covers activities related to developing information for submission to the FDA and its counterpart agency in Canada. As our product candidates progress toward commercialization, the possibility of an infringement claim against us increases. While we attempt to ensure that our product candidates and the methods we employ to manufacture them do not infringe other parties’ patents and other proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights.

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, such agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors or others.

Manufacturing

Immune does not own or operate manufacturing facilities for the production of Bertilimumab or NanomAbs, nor does it plan to develop its own manufacturing operations in the foreseeable future. Immune currently depends on third party contract manufacturers for all of its required raw materials and finished products for its preclinical and clinical trials. We believe that the raw materials that we require to manufacture our product candidates are readily available commodities commonly used in the pharmaceutical industry. On June 27, 2011, Immune signed a manufacturing agreement with Lonza which relates to the Phase II production of Bertilimumab using Lonza’s proprietary cell line technology. Under the agreement, Lonza will produce Phase II clinical trial material at its mammalian development and manufacturing facility and prepare documentation required for submission to the FDA, including the applicable clinical trial application.  As consideration for the services provided, Immune is obligated to pay an aggregate sum of approximately £832,200, or $1,270,000 (subject to increases based on material, handling, laboratory and regulatory costs), in installments in accordance with Lonza’s progress.  The agreement can be terminated, among other reasons, by either party (i) upon prior written notice if the services cannot be completed due to technical or scientific reasons, provided that the parties attempt in good faith to resolve the issues within 60 days and subject to certain compensation to be paid to Lonza for services performed, expenses incurred and the costs of terminating any commitments entered into in connection with the agreement, (ii) upon prior written notice if the other party commits a material breach and fails to cure the same within 30 days of receipt of such notice, (iii) if the other party ceases to carry on its business, enters into a liquidation or is appointed a receiver (subject to certain exceptions).  The agreement may also be terminated by Immune for convenience at any time upon 30-days’ prior written notice, subject to certain compensation to be paid to Lonza for services performed, expenses incurred and the costs of terminating any commitments entered into in connection with the agreement, plus an amount equal to the full price of Lonza’s then-current stage(s) of production (subject to reduction for Lonza’s mitigation of losses and the time at which Immune terminates the agreement).  If Immune defaults with respect to any payment due under the agreement, Lonza may suspend services or treat the agreement as repudiated upon ten days’ prior written notice.  On May 2, 2012, Immune entered into a license agreement with Lonza with respect to, among other uses, the production, sale and distribution of Bertilimumab as manufactured using Lonza’s system of cell lines, vectors and know-how.  See “—License Agreements—Lonza Sales AG” above.

In addition, Immune has identified contract manufacturers with current good manufacturing practice standards (“cGMP”) for the manufacture of NanomAbs to support its needs for the preclinical development and clinical trials of NanomAbs. If Immune’s current third-party manufacturer should become unavailable for any reason, Immune believes that there are several potential replacements, although it might incur some delay in identifying and qualifying such replacements, if it is able to replace the current manufacturer at all. Immune expects that the product candidates that it develops will be capable of being produced cost-effectively at third-party manufacturing facilities.

Manufacturers of Immune’s products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to spend time, money, and effort in the area of production and quality control in order to maintain cGMP regulatory compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved New Drug Application/Biologics License Application, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product.

There can be no assurance that our product candidates, if approved, can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. We and our contract manufacturers are, and will be, subject to extensive governmental regulation in connection with the manufacture of any pharmaceutical products or medical devices. We and our contract manufacturers must ensure that all of the processes, methods and equipment are compliant with cGMP for drugs on an ongoing basis, as mandated by the FDA and other regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers.

Contract Research Organizations

We outsource certain clinical trial activities, including the administration of treatments, to clinical research organizations, or CROs. Our clinical CROs comply with guidelines from the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, which attempt to harmonize the FDA and the EMA, regulations and guidelines. We create and implement the drug development plans and manage the CROs according to the specific requirements of the drug candidate under development. To the extent clinical research is conducted by the CROs (or us in the future), compliance with certain federal regulations, including but not limited to 21 C.F.R. parts 50, 54, 56, 58 and 318, which pertain to, among other things, institutional review boards, informed consent, financial conflicts of interest by investigators, good laboratory practices and submitting IND applications, may be required.

Marketing, Sales and Commercialization

Given our stage of development, we do not have any internal sales, marketing or distribution infrastructure or capabilities. In the event we receive regulatory approval for our product, we intend, where appropriate, to pursue commercialization relationships, including strategic alliances and licensing, with pharmaceutical companies and other strategic partners, which are equipped to market and/or sell our products, if any, through their well-developed sales, marketing and distribution organizations in order to gain access to global markets. In addition, we may out-license some or all of our worldwide patent rights to more than one party to achieve the fullest development, marketing and distribution of any products we develop. Over the longer term, we may consider ultimately building an internal marketing, sales and commercial infrastructure.

Environmental Matters

We, our agents and our service providers, including our manufacturers, may be subject to various environmental, health and safety laws and regulations, including those governing air emissions, water and wastewater discharges, noise emissions, the use, management and disposal of hazardous, radioactive and biological materials and wastes and the cleanup of contaminated sites. We believe that our business, operations and facilities, including, to our knowledge, those of our agents and service providers, are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. All information with respect to any chemical substance is filed and stored as a Material Safety Data Sheet, as required by applicable environmental regulations. Based on information currently available to us, we do not expect environmental costs and contingencies to have a material adverse effect on us. However, significant expenditures could be required in the future if we, our agents or our service providers are required to comply with new or more stringent environmental or health and safety laws, regulations or requirements.

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, warning letters, product seizures, total or partial suspension of production or distribution, or injunctions, fines, disgorgement, and civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLPs, or other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of the proposed drug for its intended use;
●	submission to the FDA of an NDA;
●

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	satisfactory completion of FDA inspections of clinical sites and GLP toxicology studies; and
●	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Once a product candidate is identified for development, it enters the preclinical or nonclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical testing may continue after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a clinical trial protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30 day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND, due to safety concerns or non-compliance, and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. These regulations include the requirement that all research subjects provide informed consent. Further, an IRB must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative and must monitor the study until completed. All clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject inclusion and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors must also report within set timeframes to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●

Phase I. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●

Phase II. Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●

Phase III. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. Phase III clinical trials are conducted to provide sufficient data for the statistically valid evidence of safety and efficacy.

Human clinical trials are inherently uncertain and Phase I, Phase II and Phase III testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase II and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase II to discuss their Phase II clinical results and present their plans for the pivotal Phase III clinical trial that they believe will support the approval of the NDA. If a Phase II clinical trial is the subject of discussion at the end of Phase II meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase III clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

According to published guidance on the SPA process, a sponsor which meets the prerequisites may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. There is no indication that we will be able to meet the requirements necessary for an SPA.

Concurrent with clinical trials, sponsors usually complete any remaining animal safety studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing commercial quantities of the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug and the manufacturer must develop methods for testing the quality, purity and potency of the drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its proposed shelf-life.

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. We will seek a waiver of these fees as a small company submitting its first marketing application. If the waiver is granted it would not extend to establishment or product fees. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Submission of a pediatric assessment is not required for an application to market a product for an orphan-designated indication, and waivers are not needed at this time. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested. The FDA will also inspect selected clinical sites that participated in the clinical studies and may inspect the testing facilities that performed the GLP toxicology studies cited in the NDA.

Expedited Review and Approval

NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA has various specific programs, including Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review, which are each intended to expedite the process for reviewing drugs, and in certain cases involving Accelerated Review, permit approval of a drug on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs, and Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track, Breakthrough Therapy designation and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track or Breakthrough Therapy designated drug and expedite review of the application for a drug designated for priority review. The FDA will also provide Breakthrough Therapy designated drugs intensive guidance on an efficient drug development program and provide these drug developers with an organizational commitment from the FDA involving senior managers. Since sponsors can design clinical trials in a number of ways, in providing its guidance for drugs designated as breakthrough therapies, the FDA will seek to ensure that the sponsor of the product designated as a breakthrough therapy receives timely advice and interactive communications in order to help the sponsor design and conduct a development program as efficiently as possible. During these interactions, the FDA may suggest, or a sponsor can propose, alternative clinical trial designs (e.g., adaptive designs, an enrichment strategy, use of historical controls) that may result in smaller trials or more efficient trials that require less time to complete. Such trial designs could also help minimize the number of patients exposed to a potentially less efficacious treatment (i.e., the control group treated with available therapy). Accelerated Approval, which is described in 21 C.F.R. § 314.500 et seq., provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Priority Review and Accelerated Approval do not change the standards for approval, but may expedite the approval process.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases, subpopulations, and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase IV testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five year and three year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Post-approval Requirements

Once an approval is granted, the FDA, European authorities and other regulatory authorities may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further regulatory authority review and approval. Some of these modifications, especially adding indications, would likely require additional clinical studies. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Any drug product manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things record-keeping requirements; reporting of adverse experiences with the drug; providing the FDA with updated safety and efficacy information; drug sampling and distribution requirements; notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and complying with FDA promotion and advertising requirements.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws.

We expect to rely on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered with the three-phase sequential process that is discussed above under “Government Regulation—U.S.” However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.

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

Research and Development

Since our inception, we have made substantial investments in research and development. We incurred research and development expenses of $3.6 million and $3.8 million during the fiscal years 2013 and 2012, respectively. We will need to make additional investments in research and development to bring our product candidates to market.

Employees

As of March 26, 2014, our workforce consists of 8 employees, all of whom are full-time. While none of our employees is party to any collective bargaining agreements or represented by any labor unions, certain provisions of the Israeli labor laws and certain collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees located in Israel by order of the Israel Ministry of Economics. These provisions primarily concern the length of the workday, minimum daily wages for professional workers, pension fund benefits for all employees, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We generally provide our employees with benefits and working conditions beyond the required minimums. We have never experienced any employment-related work stoppages and believe our relationship with our employees is good.

Corporate and Available Information

Immune Pharmaceuticals Inc. (formerly, EpiCept Corporation, or EpiCept) was incorporated in Delaware in March 1993. In November 2012, Immune Ltd., incorporated in Israel in July 2010, entered into a definitive merger agreement with Immune, which was completed on August 25, 2013. Our principal executive offices are located at 708 Third Avenue, Suite 210, New York, NY 10017, our telephone number is (914) 606-3500, and our website address is www.immunepharmaceuticals.com. The information contained in, or accessible through, our website does not constitute a part this Annual Report on Form 10-K. Our shares of common stock are traded on the OTCQX and NASDAQ OMX, First North Premier, Stockholm under the symbol “IMNP.” Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Risks Relating to our Financial Position and Need for Additional Capital

We have limited liquidity and, as a result, may not be able to meet our obligations.

We have incurred significant losses since our inception. We expect to incur additional losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $ 5.8 million for the year ended December 31, 2013 and $12.6 million for the year ended December 31, 2012. As of December 31, 2013, we had an accumulated deficit of $22.3 million. To date, we have financed our operations primarily through private placements of common stock and preferred stock, convertible debt securities and borrowings under our secured loan with MidCap Financial. Our revenue to date has consisted of government grants and royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing Bertilimumab, our phase II drug for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing Bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of Bertilimumab, NanomAbs or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue the research and development of our product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval, and establishing and managing our collaborations at various stages of each candidate’s development. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or EMA to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase and revenue could be further delayed.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and results of operations.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our product candidates or marketing territories.

In addition, certain investors, including institutional investors, may be unwilling to invest in our securities if we are not able to up-list and maintain a listing on a U.S. national securities exchange. Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

The terms of our senior secured credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through this facility, the terms of any new debt could further restrict our ability to operate our business.

We have availability of $1.0 million under a credit facility with MidCap Financial that is secured by a lien covering substantially all of our personal property, including intellectual property related to AmiKetTM, CrolibulinTM, Azixa, and Ceplene, all former Epicept products and proceeds of any licensing revenues from Bertilimumab and NanomAbs, Immune Pharmaceuticals assets. As of December 31, 2013, the outstanding principal balance of the loan was $4.4 million. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We may be unable to license our product candidate AmiKet on terms that reflect the current carrying value of the asset, or at all, which would negatively affect our business, financial condition and results of operations.

We periodically perform an analysis to determine whether an impairment of our assets has occurred.  As of December 31, 2013, we estimated that approximately $27.5 million of the merger consideration represents the fair value of purchased in-process research and development related to projects associated with the AmiKet license agreement.

Our most recent impairment analysis in March 2014 determined that no change in the carrying value of AmiKet was required. However, there is no assurance that future analysis would not result in the impairment of the fair value attributable to AmiKet. In addition, if the assumptions we used in connection with the merger to value our in-process research and development directly related to the AmiKet license agreement turn out to be incorrect, the carrying value of AmiKet may ultimately be impaired which would negatively affect our business, financial condition and results of operations. Furthermore, if we are unable to license AmiKet or to license AmiKet on terms materially less favorable than the assumptions used to value the asset in the merger, the carrying value of the assets would be impaired, which could materially adversely affect our business, financial condition and results of operations.

Market risk and interest rate risk

We may be exposed to market risk, i.e., the risk of loss related to changes in market prices, including foreign exchange rates, of financial instruments that may adversely impact our financial position, results of operations or cash flows.

In addition, our investments may be exposed to market risk due to fluctuation in interest rates, which may affect its interest income and the fair market value of investments, if any. We do not anticipate undertaking any additional long-term borrowings. At present, our investments consist primarily of cash and cash equivalents. We may invest in investment-grade marketable securities with maturities of up to three years, including commercial paper, money market funds, and government/non-government debt securities. The primary objective of our investment activities is to preserve principal while maximizing the income that we receive from our investments without significantly increasing risk of loss.

We are exposed to fluctuations in currency exchange rates

Our foreign currency exposures gives rise to market risk associated with exchange rate movements of the U.S. dollar, our functional and reporting currency, mainly against the New Israeli Shekel, or NIS, and the British pound sterling. A significant portion of our expenses are denominated in U.S. dollars (with certain expenses payable to Lonza, if any, in the British pound sterling and to Israeli personnel, including sub-contractors and consultants, in the NIS). Our U.S. dollar expenses consist principally of payments made to personnel in the United States, including sub-contractors and consultants for preclinical studies, clinical trials and other research and development activities. We anticipate that the bulk of our expenses will continue to be denominated in U.S. dollars, the NIS or the British pound sterling. If the U.S. dollar fluctuates significantly against the NIS or the British pound sterling (to the extent we must make payments to Lonza) it may have a negative impact on our results of operations. In addition, non-U.S. dollar linked balance sheet items may create foreign exchange gains or losses, depending upon the relative dollar values of the non-U.S. currencies at the beginning and end of the reporting period, affecting our net income and earnings per share.

To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from the material adverse effects of such fluctuations. Exchange rate fluctuations resulting in a devaluation of the NIS or the British pound sterling compared with the U.S. dollar could have a material adverse impact on our results of operations and share price.

Risks Related to Regulatory Development, Approval and other Legal Compliance

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to develop and then commercialize our product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain Investigational New Drug (IND) approval may delay or prevent us to develop our drugs in one or more jurisdiction. Later on, marketing approval for a product candidate (New Drug Application, NDA, or Biologic License Application, BLA) will prevent us from commercializing the product candidate. While our executives have experience with the IND, NDA and BLA processes, we expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing development and later marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. For example, new cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates with a cancer indication receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years. If additional clinical trials are required for certain jurisdictions, these trials can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved, and may ultimately be unsuccessful. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application, may cause delays in the review and approval of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application as deficient or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Bertilimumab is a first in class monoclonal antibody. While we have met with the FDA regarding the development of Bertilimumab, it is possible that the FDA may change its requirements or require us to conduct additional pre-clinical and/or clinical study that may delay the development and approval of this drug. Unfavorable data from this studies may restrict the potential development and commercialization of Bertilimumab or lead to the termination of its development.

AmiKetTM has received Fast Track Designation from the FDA which allows for guidance, sequential submission of NDA components and accelerated review. However there is no guarantee that the FDA will not change its requirements or that the studies recommended by FDA will allow to obtain data considered adequate for marketing approval.

NanomAbs are novel nano-therapeutics. Although the FDA and other regulatory authorities have approved nano-therapeutics in the past, they are monitoring whether nanotechnology-based therapeutics pose any specific health and human safety risks. While they have not issued any regulations to date, it is possible that the FDA and other regulatory authorities could issue regulations in the future regarding nano-therapeutics that could adversely affect our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

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

We or our partners discuss with and obtain guidance from regulatory authorities on clinical trial protocols. Over the course of conducting clinical trials, circumstances may change, such as standards of safety, efficacy or medical practice, which could affect regulatory authorities’ perception of the adequacy of any of our clinical trial designs or the data we develop from our clinical trials. Changes in circumstances could affect our ability to conduct clinical trials as planned. Even with successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the commercialization of our product candidates, may severely harm our business and delay or prevent us from being able to generate revenue and our stock price will likely decline.

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

Following initial regulatory approval of any of our product candidates, we will be subject to continuing regulatory review, including review of adverse experiences and clinical results that are reported after our products become commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our product candidates will also be subject to periodic review and inspection by the FDA or foreign regulatory agencies. If a previously unknown problem or problems with a product, manufacturing or laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our manufacturers will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or our manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters;
●	impose civil or criminal penalties;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements to approved applications;
●	impose restrictions on operations;
●	close the facilities of manufacturers; or
●	seize or detain products or require a product recall.

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

Before we can obtain regulatory approval for a product candidate, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies. Clinical trials are very expensive and difficult to design and implement. The clinical trial process is also time consuming. The commencement and completion of our clinical trials could be delayed or prevented by several factors, including:

●	delays in obtaining regulatory approvals to commence or continue a study;
●	delays in reaching agreement on acceptable clinical trial parameters;
●	slower than expected rates of patient recruitment and enrollment;
●	inability to demonstrate effectiveness or statistically significant results in our clinical trials;
●	unforeseen safety issues;
●	uncertain dosing issues;
●	inability to monitor patients adequately during or after treatment; and
●	inability or unwillingness of medical investigators to follow our clinical protocols.

We cannot assure you that our planned clinical trials will begin or be completed on time or at all, or that they will not need to be restructured prior to completion. Significant delays in clinical testing will impede our ability to commercialize our product candidates and generate revenue from product sales and could materially increase our development costs. Completion of clinical trials may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate.

The use of FDA-approved therapeutics in AmiKet could require us to conduct additional preclinical studies and clinical trials, which could increase development costs and lengthen the regulatory approval process.

AmiKet utilizes proprietary formulations and topical delivery technologies to administer FDA-approved pain management therapeutics. We may still be required to conduct preclinical trials and clinical trials to determine if our product candidates are safe and effective. In addition, we may also be required to conduct additional preclinical trials and Phase I clinical trials to establish the safety of the topical delivery of these therapeutics and the level of absorption of the therapeutics into the bloodstream. The FDA may also require us to conduct clinical trials to establish that our delivery mechanisms are safer or more effective than the existing methods for delivering these therapeutics. As a result, we may be required to conduct complex clinical trials, which could be expensive and time-consuming and lengthen the anticipated regulatory approval process. In addition, the cost of clinical trials may vary significantly over the life of a project as a result of differences in the design of the clinical trials arising during clinical development.

In some instances, we rely on third parties, over which we have little or no control, to conduct clinical trials for our product candidates and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

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

Our therapeutic product candidates for which we intend to seek approval are primarily biological products and may face competition sooner than expected. This is particularly relevant for our lead product candidate, Bertilimumab.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Health Care Reform Law, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable.” The FDA defines an interchangeable biosimilar as a product that, in terms of safety or diminished efficacy, presents no greater risk when switching between the biosimilar and its reference product than the risk of using the reference product alone. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years, or approved by the FDA until 12 years, after the original brand product identified as the reference product was approved under a BLA. The new law is complex and is only beginning to be interpreted by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that if any of our product candidates were to be approved as biological products under a BLA, such approved products should qualify for the 12-year period of exclusivity. However, there is a risk that the United States. Congress could amend the BPCIA to significantly shorten this exclusivity period as proposed by President Obama, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

AmiKetTM’s successful partnering and commercialization may be affected by regulations on orphan drug status, patent restoration and data exclusivity.

AmiKetTM primary patents are expiring in 2021 and are essentially limited to the United States. Immune is assuming that a marketing exclusivity of up to 5 years will be available under the Patent Term Restoration in the United States and under other forms in Europe and Japan to compensate for the extended development time. This marketing exclusivity may not be deemed to be applicable to AmiKetTM or maybe be reduced to less than 5 years in one or multiple jurisdiction. AmiKetTM has been granted orphan drug Status for Post Herpetic Neuralgia (PHN) which confers a seven year marketing exclusivity in the United States for that indication. Orphan drug exclusivity may be reduced or eliminated by regulators before AmiKetTM enjoys all or part of this protection.

We may not be able to obtain orphan drug exclusivity for our product candidates, particularly for Bertilimumab in bullous pemphigoid or for NanomAbs in certain less frequent cancer indications.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. One of our strategic assumptions is that we can obtain Orphan Drug Designation for Bertilimumab in Bullous Pemphigoid, a disease with a patient population of less than 15,000 individuals in the United States and for certain formulations of NanomAbs in various Cancer Indications.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Risks Related to Our Dependence on Third Parties

Our existing collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We intend to enter into collaborations with other biopharmaceutical companies to develop NanomAbs based on therapeutic payloads and/ or ligands or antibodies from their product pipelines. We also intend to partner AmiKetTM for Phase III development and commercialization and Bertilimumab after we achieve phase II Proof of Concept. These collaborations are expected to generate substantial funding for our research programs and may pose a number of risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●

collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

●

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●

collaborations may be terminated for the convenience of the collaborator and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;

●	collaborators may learn about our technology and use this knowledge to compete with us in the future;
●	results of collaborators’ preclinical or clinical trials could produce results that harm or impair other products using our technology;
●	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others; and
●	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

If our collaborations do not result in the successful development and commercialization of our products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Form 10-K also apply to the activities of our collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination or otherwise changes its business priorities, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities and our stock price could be adversely affected.

We may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may not be able to access therapeutic payloads that would be suitable to development with our platform, have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently rely on third-party CROs to conduct our ongoing Phase II clinical trials of Bertilimumab and do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities that meet the FDA’s current cGMP requirements for the production of any product candidates used in humans. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
●	breach of the manufacturing agreement by the third party;
●	failure to manufacture our product according to our specifications;
●	failure to manufacture our product according to our schedule or at all;
●	misappropriation of our proprietary information, including our trade secrets and know-how; and
●	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for required raw materials used in the manufacture of our product candidates, including our lead antibody Bertilimumab. If our current contract manufacturer, Lonza, cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our contract with Lonza imposes restrictions, including additional payments if we elect to work with another contract manufacturer. Additionally, we have not yet secured cGMP manufacturers for NanomAbs, which may delay regulatory development toward an Initial New Drug authorization and initial of clinical trials.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property rights will be critically important to the success of our business, and we may not be able to protect these rights in the United States or abroad.

We own or hold licenses to a number of issued patents and U.S. pending patent applications, as well as foreign patents and foreign counterparts. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our product candidates, as well as the methods for treating patients in the product indications using these product candidates. Our ability to protect our product candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Even if our product candidates, as well as methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes.

In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries offer different degrees of protection against use of the patented invention by others. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated, or circumvented. Our patents can be challenged by our competitors who can argue that our patents are invalid, unenforceable, lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. The Federal Food, Drug, and Cosmetic Act and FDA regulations and policies create a regulatory environment that encourages companies to challenge branded drug patents or to create non-infringing versions of a patented product in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage competitors to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor, providing a less burdensome pathway to approval.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.

●	We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.

●	We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.

●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

●	It is possible that our pending patent applications will not lead to issued patents.

●	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

●

Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

●	We may not develop additional proprietary technologies that are patentable.

●	The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our technologies, product candidates, and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets and we have the funds to enforce our rights, if necessary.

The expiration of our owned or licensed patents before completing the research and development of our product candidates and receiving all required approvals in order to sell and distribute the products on a commercial scale can adversely affect our business and results of operations.

In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. If we fail to apply for intellectual property protection or if we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more effectively against us, which could adversely affect our competitive position, as well as our business, financial condition and results of operations.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization.

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a significant disadvantage in defending our intellectual property rights and in defending against claims that our technology infringes or misappropriates third party intellectual property rights. However, we may seek to use various post- grant administrative proceedings, including new procedures created under the America Invents Act, to invalidate potentially overly-broad third party rights. Even if we are able to defend our position, the cost of doing so may adversely affect our ability to grow, generate revenue or become profitable. Although we have not yet experienced patent litigation, we may in the future be subject to such litigation and may not be able to protect our intellectual property at a reasonable cost, or at all, if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

In addition, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

●	the patentability of our inventions relating to our product candidates; and/or
●	the enforceability, validity or scope of protection offered by our patents relating to our product candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

●	incur substantial monetary damages;
●	encounter significant delays in bringing our product candidates to market; and/or
●	be precluded from participating in the manufacture, use or sale of our product candidates or methods of treatment requiring licenses.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including Patent Office administrative proceedings, such as inter-parties reviews, and reexamination proceedings before the U.S. Patent and Trademark Office or oppositions and revocations and other comparable proceedings in foreign jurisdictions. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Despite safe harbor provisions, third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents, of which we are currently unaware, with claims to materials, formulations, methods of doing research or library screening, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent published applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license, limit our uses, or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, limit our uses, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in the highly technical field of research and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We are dependent upon our license agreements with Yissum Research and Development Company of the Hebrew University of Jerusalem, Ltd., our license agreement with Dalhousie University and our sublicense agreement with iCo Therapeutics Incorporated and the acquisition of technology from Mablife S.A.S. If we fail to make payments due or comply with other obligations under such agreements, our rights to such technology may be terminated and our business will be materially and adversely affected.

Pursuant to the terms of the license agreement with Yissum Research and Development Company of the Hebrew University of Jerusalem, Ltd., we have acquired an exclusive worldwide license to develop and commercialize patent applications and any issuing patents therefrom, research results and know-how related to some of our proprietary product candidates and technology. In addition, we have agreed to finance further research by Yissum to continue development of such product candidates.

Pursuant to the terms of the license agreement with Dalhousie University, we were granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia.

Pursuant to the terms of the sublicense agreement with iCo Therapeutics Incorporated, we have acquired exclusive worldwide license and sublicense to patent applications, patents and know-how related to some of our proprietary product candidates and technology. Part of the sublicensed technology was licensed to iCo Therapeutics Incorporated by Cambridge Antibody Technologies or its successor entity, Medimmune and is subject to the terms of such license.

The licenses require us to pay various milestone, fees and costs, licensing and royalty payments to commercialize the technology. If we fail to make payments due or comply with other obligations under such agreements, our licenses may be terminated.

Pursuant to an assignment agreement with Mablife S.A.S, we purchased the rights to patents, and other technology related to our proprietary product candidates. If we fail to make installment payments when due under such agreement, such rights, will revert back to Mablife.

The loss of any such rights provided under the forgoing agreements could materially harm our financial condition and operating results.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We also rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If we are unable to obtain licenses needed for the development of our product candidates, or if we breach any of the agreements under which we license rights to patents or other intellectual property from third parties, we could lose license rights that are important to our business.

If we are unable to maintain and/or obtain licenses needed for the development of our product candidates in the future, we may have to develop alternatives to avoid infringing on the patents of others, potentially causing increased costs and delays in drug development and introduction or precluding the development, manufacture, or sale of planned products. Some of our licenses provide for limited periods of exclusivity that require minimum license fees and payments and/or may be extended only with the consent of the licensor. We can provide no assurance that we will be able to meet these minimum license fees in the future or that these third parties will grant extensions on any or all such licenses. This same restriction may be contained in licenses obtained in the future.

Additionally, we can provide no assurance that the patents underlying any licenses will be valid and enforceable. To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical. In addition, the loss of any current or future licenses or the exclusivity rights provided therein could materially harm our business financial condition and our operations.

If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel and our consultants and advisors, as well as our licensors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. Unlike some of our competitors, we maintain our proprietary libraries for ourselves as we believe they have proven to be superior in obtaining strong binder product candidates. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

From time to time we may need to license patents, intellectual property and proprietary technologies from third parties, which may be difficult or expensive to obtain.

We may need to obtain licenses to patents and other proprietary rights held by third parties to successfully develop, manufacture and market our drug products. As an example, it may be necessary to use a third party’s proprietary technology to reformulate one of our drug products in order to improve upon the capabilities of the drug product. If we are unable to timely obtain these licenses on reasonable terms, our ability to commercially exploit our drug products may be inhibited or prevented.

Risks Related to Our Business and Industry

We have a limited operating history and are heavily dependent on the success of our technologies and product candidates, and we cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. Because we only recently commenced operations, we have a limited operating history upon which you can evaluate our business and prospects. Also, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug.

The successful development, and any commercialization, of our technologies and any product candidates would require us to successfully perform a variety of functions, including:

●	developing our technology platform;
●	identifying, developing, manufacturing and commercializing product candidates;
●	entering into successful licensing and other arrangements with product development partners;
●	participating in regulatory approval processes;
●	formulating and manufacturing products; and
●	conducting sales and marketing activities.

Our operations have been limited to organizing our company, acquiring, developing and securing our proprietary technology and identifying and obtaining early preclinical data or clinical data for various product candidates. These operations provide a limited basis for you to assess our ability to continue to develop our technology, identify product candidates, develop and commercialize any product candidates we are able to identify and enter into successful collaborative arrangements with other companies, as well as for you to assess the advisability of investing in our securities. Each of these requirements will require substantial time, effort and financial resources.

Each of our product candidates will require additional preclinical or clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics by our third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for companies in the biopharmaceutical industry to suffer significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

This product candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical to early and late stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives.

We have not previously initiated or completed a corporate-sponsored clinical trial. Consequently, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

In the event we are able to conduct a pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life- threatening diseases, in some cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single pivotal clinical trial. As a result, these trials may receive enhanced scrutiny from the FDA. For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival or complete response rate, the FDA may refuse to approve a BLA based on such pivotal trial. The FDA may require additional clinical trials as a condition for approving our product candidates.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Although we are planning for certain clinical trials relating to Bertilimumab and AmiKetTM, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory approval to commence a trial;

●

reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining institutional review board, or IRB, approval at each site;

●	recruiting suitable patients to participate in a trial;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	having patients complete a trial or return for post-treatment follow-up;

●	developing and validating companion diagnostics on a timely basis, if required;

●	adding new clinical trial sites;

●	manufacturing sufficient quantities of product candidate for use in clinical trials; or

●

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

Furthermore, we intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we intend to have agreements governing their committed activities, we will have limited influence over their actual performance.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Competition for patients in conducting clinical trials may prevent or delay product development and strain our limited financial resources.

Many pharmaceutical companies are conducting clinical trials in patients with the disease indications that our potential drug products target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. The delay or inability to meet planned patient enrollment may result in increased costs and delays or termination of the trial, which could have a harmful effect on our ability to develop products.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

●

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

●	the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and

●

the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We have not previously submitted a biologics license application, or BLA, or a New Drug Application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates both in the United States, the European Union and in additional foreign countries. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

Our most rapid and cost effective access to market approval for NanomAbs depends on meeting the conditions for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA.

We will be seeking approval for NanomAbs under Section 505(b)(2) of the FFDCA, enacted as part of the Drug Price Competition and Patent Restoration Act of 1984, otherwise known as the Hatch-Waxman Act, which permits applicants to rely in part on preclinical and clinical data generated by third parties. For instance, FDA currently does not know which data will sufficient to support various cancer indications. Sufficiency of the data for approval will be a review issue after an NDA filing.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

In both the United States and certain foreign jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. The United States government and other governments have shown significant interest in pursuing healthcare reform. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products under the Medicare program in the United States. This has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Healthcare Reform Law, was enacted. The Healthcare Reform Law substantially changes the way healthcare is financed by both governmental and private insurers. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, as well as our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.

Risks Related to the Commercialization of Our Product Candidates

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and physicians may continue to rely on these treatments. In addition, many new drugs have been recently approved and many more are in the pipeline for the same diseases for which we are developing our product candidates. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	their efficacy, safety and other potential advantages compared to alternative treatments;
●	our ability to offer them for sale at competitive prices;
●	their convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the availability of third-party coverage and adequate reimbursement for our product candidates;
●	the prevalence and severity of their side effects;
●	any restrictions on the use of our products together with other medications;
●	interactions of our products with other medicines patients are taking; and
●	inability of certain types of patients to take our product.

If we are unable to establish effective sales, marketing and distribution capabilities or enter into agreements with third parties with such capabilities, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish a sales and marketing organization or make arrangements with third parties to perform sales and marketing functions.

In the future, we expect to build a focused specialty sales and marketing infrastructure to market or co-promote some of our product candidates in the United States and potentially elsewhere, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
●	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

Outside the United States, we expect to rely on third parties to sell, market and distribute our product candidates. We may not be successful in entering into arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.

Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, sales and marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Major competing products to our lead drug, Bertilimumab, such as Remicade and Humira are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products. Multiple other new drugs will be launched prior to Bertilimumab in its various target indications but may limit its potential market acceptance. NanomAbs are competing with other Ligand Nanoparticle Conjugates developed by well-funded companies such as BIND Therapeutics and Merrimack. They are also competing with other types of Bio-Conjugates including Antibody Drug Conjugates developed by Seattle Genetics and Immunogen. Insufficient funding or inability to secure timely corporate partnerships will prevent Immune Pharmaceuticals from successfully developing the commercial opportunity with NanomAbs.

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable to pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control, including possible price reductions, even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be sufficient to generate a profit. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize any products that we may develop.

We currently hold $5 million in product liability insurance coverage in the aggregate and per incident, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our shareholders.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	developments related to our existing or any future collaborations;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

If we do not remediate the material weakness in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

In connection with the audit of our financial statements for the year ended December 31, 2013, we identified a material weaknesses in our internal control over financial reporting. A material weakness is defined under the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. Although the Company has begun to address the identified material weaknesses, management concluded that the Company's internal controls over financial reporting were not effective at December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992).

The material weakness relates to the lack of sufficient personnel and processes to adequately and timely record certain of the Company’s complex financial and financing transactions.  The existence of a material weakness is an indication that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected.  Since December 31, 2013, management has adopted additional entity level controls and implemented additional procedures to bring our internal control procedures into compliance with the criteria established by COSO.  The Company has implemented certain remediatory procedures designed to provide reasonable assurance that the negotiation and execution of complex agreements is completed with the involvement of legal and financial staff and that once executed, the agreements are appropriately recorded in the financial statements.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. If we are unable to remediate the above material weaknesses, or other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal controls over financial reporting from our accounting firm, if and when required, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline. For so long as we remain as a smaller reporting company, our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

In addition, because we have concluded that our internal control over financial reporting is not effective, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 7, 2014, we had outstanding 13,660,901 shares of common stock. Of those shares, approximately 2,785,947 were freely tradable, without restriction, in the public market. Such shares represented 20.4% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline. The remaining  10,874,954 shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the date hereof. In addition, in connection with the private placement we closed on March 14, 2014, we have agreed to file a registration statement registering for resale the shares of common stock underlying the Preferred Stock and warrants issued in the private placement no later than 30 days following the closing, and to have such registration statement declared effective within 60 days of the closing (90 days if reviewed by the SEC). Such resale registration statement will permit the resale of the shares underlying the Preferred Stock and warrants at any time without restriction. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, because there will be a large number of shares registered pursuant to the resale registration statement, the selling stockholders named in such registration statement may continue to offer shares covered by the resale registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the resale registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will be eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act, and any future registration of such shares under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If no or few securities or industry analysts cover us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target animal studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Provisions in our restated certificate of incorporation and amended and restated by-laws and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

●

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
●

the required approval of the holders of at least three-quarters (75%) of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our certificate of incorporation regarding the election and removal of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our credit facility currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

 However, our Preferred Stock carries a dividend of 8% per annum, based on the stated value of $1,000 per share of Preferred Stock, payable in cash or, at our option and subject to the satisfaction of certain conditions, in shares of common stock. Dividends on the Preferred Stock will accrue from the date of issuance and be paid on the date of conversion thereof.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Daniel G. Teper, our Chairman and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

A variety of risks associated with operating internationally could materially adversely affect our business.

In addition to our U.S. operations, we have operations in Israel through our wholly-owned subsidiary, Immune Pharmaceuticals Ltd., and may have other such international operations in the future. We face risks associated with our operations in Israel, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We are also conducting and in the future plan to continue to conduct clinical trials of product candidates in Israel. We are subject to numerous risks associated with international business activities in Israel and elsewhere, including:

●	compliance with differing or unexpected regulatory requirements for our products;
●	compliance with Israeli laws with respect to our wholly-owned subsidiary, Immune Pharmaceuticals Ltd.;
●	difficulties in staffing and managing foreign operations;
●	foreign government taxes, regulations and permit requirements;
●	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;
●	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues;
●	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;
●	changes in diplomatic and trade relationships; and
●

challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States.

These and other risks associated with our international operations in Russia and elsewhere may materially adversely affect our business, financial condition and results of operations.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our lease at 777 Old Saw Mill River Road, Tarrytown, NY, expired on March 31, 2014 and we currently lease office space located at 708 Third Avenue Suite 210, New York, NY 10017. The aggregate monthly rental payment for such lease is approximately $2,333 per month during the first quarter of 2014 and thereafter, $4,000 per month. Our lease of office space at 15 Abba Even, Herzliya, Israel, expired on December 31, 2013 and we entered into a new agreement for the lease of office space at 15 Galgalei HaPlada, Herzliya, Israel, effective as of December 15, 2013. The aggregate monthly rental payment for such lease is approximately of $6,000 per month. Our lease of laboratory space in Rehovot, Israel expired in March 2014 and we have decided not to renew it at this point. We believe that our existing facilities are adequate to accommodate our current business needs. However, to address growth in the future, we may need to lease additional space.

ITEM 3. LEGAL PROCEEDINGS

On November 25, 2008, plaintiffs Kenton L. Crowley and John A. Flores filed a complaint against us in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California.  The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2.  Discovery was conducted in 2010 and 2011.  We filed a motion for summary judgment on April 29, 2011, which was granted on January 24, 2012.  Therefore, in 2011 we reversed the reserve of approximately $0.2 million that was previously recorded.  On September 5, 2012, plaintiffs Kenton L. Crowley and John A. Flores filed an appeal to the Ninth Circuit Court of Appeals. We filed an Answering Brief in October 2012. On December 3, 2013, the Ninth Circuit Court of Appeals affirmed summary judgment in favor of Immune with respect to plaintiffs' fraud in the inducement claim and reversed and remanded the other claims on the basis that there were one or more disputed facts that still existed.  We continue to believe this complaint is without merit and that there is a low probability that incurrence of a liability will occur.  We expect this matter to go to trial sometime in 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on both the OTCQX and the NASDAQ OMX, First North Premier, Stockholm, under the symbol “IMNP.” The following table sets forth the high and low bid prices per share for our common stock as reported on the OTCQX during the periods indicated, with prices prior to August 21, 2013 adjusted to account for our 1-for-40 reverse stock split that occurred on that date.

	Bid Price
	High	Low
For Year Ending December 31, 2014
First Quarter	$5.65	$2.04

For Year Ended December 31, 2013
First Quarter	$4.80	$2.00
Second Quarter	3.60	2.00
Third Quarter	4.40	1.15
Fourth Quarter	2.70	1.60

For Year Ended December 31, 2012
First Quarter	$15.60	$8.00
Second Quarter	10.00	4.40
Third Quarter	7.60	4.00
Fourth Quarter	7.20	1.20

The closing bid price on the OTCQX on April 7, 2014, was $4.40.

The above quotations, as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions. In addition, these quotations may not necessarily represent actual transactions.

Stockholders

As of April 7, 2014, there were approximately 33 stockholder of record of our 13,660,901 outstanding shares of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We have never declared or paid dividends on our common stock and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on applicable law and then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our ability to pay cash dividends is currently prohibited by the terms of our credit facility with MidCap Financial. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. However, our Preferred Stock carries a dividend of 8% per annum, based on the stated value of $1,000 per share of Preferred Stock, payable in cash or, at our option and subject to the satisfaction of certain conditions, in shares of common stock. Dividends on the Preferred Stock will accrue from the date of issuance and be paid on the date of conversion thereof.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of Immune’s financial condition and results of operations in conjunction with its consolidated financial statements and the related notes included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this report, actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including mAbs, nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. Our goal is to build a leading biopharmaceutical company focused on the discovery, development and, ultimately, commercialization of novel drugs targeting inflammatory diseases and cancer. Our lead product candidate, Bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. We are currently initiating a placebo-controlled, double-blind Phase II clinical trial with Bertilimumab for the treatment of ulcerative colitis and also plan to commence a Phase II clinical trial for the treatment of bullous pemphigoid, a dermatologic auto-immune condition. We are focused on the development of the NanomAbs® technology platform for the treatment of cancer. We are also seeking to partner our pain compound AmiKet™, a topical cream consisting of a patented combination of amitriptyline and ketamine that is in late stage development for the treatment of peripheral neuropathies.

On August 25, 2013, we closed the merger with Immune Ltd. After giving effect to the acquisition and the issuance of our common stock to the former shareholders of Immune Ltd., we had 13.3 million shares of common stock issued and outstanding, with the shareholders of Immune Pharmaceuticals Inc. before August 25, 2013, which we shall refer to as pre-merger Immune Inc., collectively owning approximately 19%, and the former Immune Ltd. stockholders owning approximately 81%, of our outstanding common stock.

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

We have prepared our consolidated financial statements under the assumption that we are a going concern. We have devoted substantially all of our cash resources to research and development programs and general and administrative expenses, and to date we have not generated any significant revenues from the sale of products. Since inception, we have incurred significant net losses each year. As a result, we have an accumulated deficit of $22.3 million as of December 31, 2013. Our losses have resulted principally from costs incurred in connection with our merger with Immune Ltd., development activities and from general and administrative expenses. Even if we succeed in developing and commercializing one or more of our product candidates, we may never become profitable. We expect to continue to incur significant expenses over the next several years.

Recent Events

Line of Credit

In April 2014, we entered into a three-year, $5.0 million revolving line of credit with an existing stockholder, who is related to a member of our board of directors. Borrowings under this line of credit incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit become due upon maturity, April 7, 2017. This facility is unsecured and subordinated to our senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5 million.

Private Placement

In March 2014, we raised gross proceeds of $11.7 million through the sale of our newly designated Series C 8% Convertible Preferred Stock, or the Preferred Stock, convertible into shares of our common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering by us of at least $10 million, a five-year warrant to purchase one half of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase one half of a share of common stock at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred Stock then in effect. In connection with the offering, the Company has agreed to file a registration statement to register the shares of common stock underlying the preferred stock and warrants. Under the agreement, the registration statement must be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines are not met, monthly liquidating damages of 1.5% of the subscription amount (with a 12% cap) will be due to the purchaser. We received net proceeds of approximately $8.9 million from the sale of the Preferred Stock, after deducting transaction fees and expenses, and we expect to receive an additional $1.0 million from one investor which initially paid its subscription with a short-term promissory note. Included in this amount is a deposit for future financing of $0.5 million received by us in November and December 2013 and an additional $0.6 million received prior to the signing of the transaction during the first quarter of 2014. We will require significant further funding to continue our development plans beyond 2014.

We have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our products.  The successful commercialization of any of our products will require us to perform a variety of functions, including:

●	continuing to conduct pre-clinical development and clinical trials;
●	participating in regulatory approval processes;
●	formulating and manufacturing products; and
●	conducting sales and marketing activities.

Our operations to date have been limited to organizing and staffing, acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development and clinical trials of, our product candidates. These operations provide a limited basis for our shareholders to assess our ability to commercialize Bertilimumab or any other future products.

Common Stock Listing

We currently maintain our primary stock listing on the U.S. OTCQX trading platform. We maintain a second stock listing on the Nasdaq OMX First North Premier. Our ticker symbol on both markets is “IMNP”. We continue to make quarterly and other regulatory filings with the Securities and Exchange Commission, or SEC.

 Merger with Immune Pharmaceuticals Ltd.

On August 25, 2013, we closed the definitive Merger Agreement and Plan of Reorganization with Immune Ltd. Our assets and liabilities were recorded as of the acquisition date at their estimated fair values. As the merger is treated as a reverse merger with Immune Ltd. being the acquiring company, our reported consolidated financial condition and results of operations will reflect these values, but will not be restated retroactively to reflect the historical consolidated financial position or results of operations of Pre-Merger Immune Inc. The transaction is expected to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

In connection with the merger, we issued approximately 10.5 million shares of our common stock to Immune Ltd. shareholders in exchange for all of the issued and outstanding shares of Immune Ltd., with our pre-merger stockholders retaining approximately 19% ownership and Immune Ltd. shareholders receiving approximately 81% of our outstanding common stock, calculated on an adjusted, fully diluted basis, with certain exceptions. All outstanding Immune Ltd. options and warrants were also exchanged for warrants and options to purchase our common stock. The exchange ratio, and consequently, the proportionate ownership of the Company, was subject to adjustment and did not include (i) the exercise or conversion of certain of our out-of-the-money options and warrants, (ii) ordinary shares and common stock (including common stock issued upon the conversion of certain securities) issued in connection with a proposed private placement of securities conducted by either Immune Ltd, us or both, (iii) loans made between the parties or (iv) the purchase of our common stock by Immune Ltd. prior to the closing of the merger with the use of a portion of the proceeds from such private placement of securities and in lieu of a certain loan to the Company, each as contemplated and more fully described in the Merger Agreement.

 The acquisition consideration and its allocation are in part based upon a management valuation, as described below.

Cash and cash equivalents and other tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying amounts, except for adjustments to certain property and equipment, deferred revenue, deferred rent, facility exit charges and other liabilities, as we believe that these amounts approximate their current fair values.

In-process research and development: In-process research and development represents incomplete research and development projects, directly related to the AmiKet™ license agreement. We estimate that approximately $27.5 million of the acquisition consideration represents the fair value of purchased in-process research and development related to projects associated with the AmiKet license agreement.

With assistance from outside consultants, we estimated that the AmiKet related projects had an overall fair value of $91.7 million. The fair value was determined using an income approach,and a review of certain program-related documents and forecasts prepared by the Company’s management. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to project expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to drug discovery and regulatory risks. The rate utilized to discount probability adjusted net cash flows to their present values was 30%, and reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments. As the development of these projects is also dependent upon future conditions, specifically the ability to raise substantial capital, it was estimated that we would only retain approximately 30% of the fair value of AmiKet related projects with the majority of the value being relinquished as a condition of raising capital. Therefore the fair value of the asset recorded in the financial statements was reduced to $27.5 million as of the merger date. We periodically perform an analysis to determine whether the carrying value of the asset has been impaired based upon facts and circumstances in existence as of that date. We determined that no impairment had occurred. We completed an impairment analysis in March 2014 triggered by the publication of certain results of the Phase II trial of AmiKet in CIPN which indicated that the drug candidate was not effective. We do not expect the results of this trial to have a future impact on the carrying value of the related asset.

Pre-acquisition contingencies: We have not identified any pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to us prior to the end of the measurement period, which would indicate that a liability is probable and the amount can be reasonably estimated, such items will be included in the acquisition consideration allocation.

The allocation of the final acquisition consideration is based on the fair values of the assets acquired and liabilities assumed as of the date the merger was consummated. Based on the purchase price allocation, the following table summarizes the fair value amounts of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Amount
Preliminary pro forma acquisition consideration allocation:
Cash and cash equivalents	$292
Restricted cash	252
Other current assets	96
Property and equipment	29
In-process research and development	27,500
Accounts payable	(3,078)
Accrued liabilities	(1,737)
Loan payable	(4,442)
Deferred tax liability	(10,870)
Gain on bargain purchase	(6,444)
Total acquisition consideration	$1,598

In accordance with generally accepted accounting principles, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Our actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP,  management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation. our actual results could differ from those estimates.

Revenue Recognition

We anticipate that revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalty payments.  Our application of accounting principles generally accepted in the United States will involve subjective determinations and requires management to make judgments about the value of individual elements and whether they are separable from the other aspects of the contractual relationship. We evaluate our collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, we recognize revenue when the fee is fixed or determinable, collectability is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, our application requires management to make judgments about the value of the individual elements and whether they are separable from the other aspects of the contractual relationship.

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

Foreign Currency

The Company’s functional currency is the U.S. dollar. Periodically, the Company enters into certain transactions denominated in currencies other than the U.S. dollar. At the balance sheet date any amounts denominated in other than the U.S. dollar are translated into U.S. dollars at the period-end exchange rate and recorded as expense in the current period.

Research and Development Expenses

We expect that a large percentage of our future research and development expenses will be incurred in support of current and future preclinical and clinical development programs. We believe that these expenditures are subject to numerous uncertainties in timing and cost to completion. We test our product candidates in numerous preclinical studies for toxicology, safety and efficacy. We then conduct early stage clinical trials for each drug candidate. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus resources on more promising product candidates or programs. We believe that completion of clinical trials may take several years but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. We also believe that the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our product candidates. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

In-Process Research and Development

In-process research and development, or IPR&D, represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use.  IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

We acquired the drug candidate AmiKet™ in our merger with Immune Ltd., closed in August 2013, and valued the asset at $27.5 million as of the acquisition date.  We periodically perform an analysis to determine whether the carrying value of the asset has been impaired based on facts and circumstances in existence as of that date.  We completed an impairment analysis in March 2014 and determined that no impairment has occurred.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. We are required to file income tax returns in the appropriate U.S. federal and state jurisdictions, including New York State and City, California, and abroad in Israel and Germany. Because we have incurred losses in the past, all prior years are open and subject to audit examination in relation to the losses generated.

We account for our income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against our net deferred tax assets at December 31, 2013 and 2012, because it is not more likely than not that we will realize future benefits associated with these deferred tax assets.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board , or FASB, issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update amends ASC 740 to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company is currently evaluating the impact this update may have on its financial statements.

In February 2013, the FASB issued an accounting standards update that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this standard did not have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment , or ASU 2012-02. This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard did not have a material impact on our financial position or results of operations.

Results of Operations

Years ended December 31, 2013 and 2012

Revenues

We are a development stage entity with limited operations. We had total revenue of $19,000 and $0 for the years ended December 31, 2013 and 2012, respectively.

General and Administrative Expense

General and administrative expense was $5.4 million for each of the years ended December 31, 2013 and 2012. There was an increase in salary costs during 2013 offset by a decrease in stock-based compensation.

Research and Development Expense

Research and development expense decreased by $0.2 million to $3.6 million for the year ended December 31, 2013 from $3.8 million for the year ended December 31, 2012.  The decrease was primarily attributable to a decrease in stock-based compensation of $0.3 million in 2013.

Other Income (Expense)

Our other income (expense) increased by $6.7 million to $3.3 million income for the year ended December 31, 2013 from $3.4 million expense for the year ended December 31, 2012.  The increase was primarily attributable to a gain on bargain purchase of $6.4 million in connection with the Merger, a decrease in liquidation preference granted to founder of $0.8 million and a decrease in loss on extinguishment of debt of $0.5 million offset by an increase in interest expense of $0.3 million, an increase in derivative liability expense of $0.1 million and warrant amendment expense of $0.7 million.

Interest expense (including amortization of debt discount and debt conversion expense) was $0.3 million and $36,000 for the years ended December 31, 2013 and December 31, 2012, respectively.  Interest expense during the twelve month period ended December 31, 2013 primarily relates to interest paid on our outstanding debt incurred as part of the Merger. Interest expense during the twelve month period ended December 31, 2012 relates to an outstanding loan from our CEO which was repaid prior to the reverse merger.

In June 2012, we converted 4,500,000 ordinary shares of Immune Ltd. held by Dr. Teper into 4,500,000 founder shares of Immune Ltd.  Founder shares conferred on Dr. Teper the same rights held by ordinary shareholders plus a preference in the event of (i) a Deemed Liquidation event, as defined in Immune Ltd.’s Amended and Restated Articles of Association, reflecting a price per share of less than $2.70 or a company valuation of less than $42 million on a fully diluted basis, equal to 125% of the consideration received by the holders of ordinary shares upon distribution or (ii) a Deemed Liquidation event reflecting a price per share of more than $2.70 or at a company valuation of more than $42 million on a fully diluted basis equal to 150% of the consideration received by the holders of the ordinary shares upon distribution. The fair value of the preference given to Dr. Teper of the founder shares and the recorded conversion expense was $2.8 million.  The Company believes that the Merger met the definition of a Deemed Liquidation event and based on the company valuation, Dr. Teper was treated as holding 6,250,000 ordinary shares for the purposes of determining the number of Merger Shares to which he was entitled upon consummation of the Merger. The additional 2,250,000 founder shares granted to Dr. Teper in connection with the Merger resulted in our recording an expense of $2.0 million in 2013.

Off-Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements. We have no guarantees or obligations other than those which arise out of our normal business operations.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development programs and general and administrative expense. To date, we have not generated any significant revenues from the sale of products and may not generate any such revenue for a number of years, if at all. As a result, we incurred an accumulated deficit of $22.3 million as of December 31, 2013 and we anticipate that we will continue to incur operating losses in the future. Since our inception, we have financed our operations primarily through the proceeds from the sales of common and preferred securities.

The following table describes our liquidity and financial position on December 31, 2013 and 2012:

(in thousands)	December 31, 2013	December 31, 2012

Working capital (deficit)	$(11,001)	$(3,187)
Cash and cash equivalents	$49	$95
Notes and loans payable, current portion	$1,546	$36

Working Capital

Our working capital deficit at December 31, 2013 amounted to approximately $11.0 million, consisting of current assets of $0.3 million and current liabilities of $11.3 million. This represents a negative change in working capital of approximately $7.8 million from a working capital deficit of $3.2 million at December 31, 2012 consisting of current assets of $0.1 million and current liabilities of $3.3 million. The reduction in working capital is primarily the result of increases in accounts payable and accrued expenses, including accounts payable and accrued expenses assumed in the Merger, and the assumption of the senior secured term loan in the Merger.

In April 2014, we entered into a three-year, $5.0 million revolving line of credit with an existing stockholder, who is related to a member of our board of directors. Borrowings under this line of credit incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit become due upon maturity, April 7, 2017. This facility is unsecured and subordinated to our senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5 million.

In March 2014, we raised gross proceeds of $11.7 million through the sale of our newly designated Series C 8% Convertible Preferred Stock, convertible into shares of our common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering by the Company of at least $10 million, a five-year warrant to purchase one half of a share of our common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase one half of a share of Common Stock at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred Stock then in effect. We expect to receive net proceeds of approximately $9.9 million from the transaction, after deducting $0.7 million in transaction fees and expenses. Included in the net proceeds is approximately $0.5 million of deposits for future financing received by the Company in November and December 2013 and an additional $0.6 million received prior to the signing of the transaction during the first quarter of 2014.

Current and Future Liquidity Position

Our existing cash at December 31, 2013, the proceeds of our March 2014 financing and the $5 million revolving line of credit we obtained from a related party in April 2014 is sufficient to fund operations, anticipated capital expenditures, working capital and other financing requirements for the next twelve months. The Company's ability to continue as a going concern is predicated upon being able to draw down on its $5 million revolving line of credit.  If such line were not available, the Company may not be able to support its current level of operations for the next 12 months.  We will require additional financing in 2015 in order to continue at our expected level of operations. If we fail to obtain needed capital, we may be forced to delay, scale back, or eliminate some or all of our research and development programs, which could result in an impairment of our intangible assets.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

●	progress in our research and development programs, as well as the magnitude of these programs;
●	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;
●	the ability to establish and maintain collaborative arrangements;
●	the resources, time and costs required to successfully initiate and complete its preclinical and clinical trials, obtain regulatory approvals, protect its intellectual property;
●	the timing, receipt and amount of front-end fees and milestone payments that may become payable through a license of Bertilimumab to a third party;
●	the amount of general and administrative expenses and research and development expenses;
●	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and
●	the timing, receipt and amount of sales and royalties, if any, from our potential products.

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

 Operating Activities

Net cash used in operating activities for year ended December 31, 2013 was $3.9 million compared with net cash used in operating activities of $2.8 million for the year ended December 31, 2012. Cash was primarily used to fund the net loss in 2013 resulting from research and development, general and administrative and other expenses including merger-related expenses. Accounts payable, accrued expenses and due to related parties increased by approximately $1.9 million as a result of assuming the liabilities of EpiCept in the Merger and by delaying payments to vendors and other parties. The net loss for the year ended December 31, 2013 was offset by non-cash charges of $3.3 million relating to stock-based compensation and a $2.0 million charge for the issuance of additional founders shares to Dr. Teper at the Merger. Issuances of common stock to consultants amounting to $0.1 million and derivative liability on the anti-dilution shares issuable to iCo Therapeutics upon the Merger were also recorded in 2013. The impact of these non-cash adjustments was offset by the gain on the bargain purchase price from the Merger of $6.4 million.

Cash was primarily used to fund the net loss for the year ended December 31, 2012 resulting from research and development, general and administrative, and other expenses. Accounts payable and accrued expenses increased by a net of $0.9 million as a result of delaying payments to vendors and there was a $0.4 million increase in accrued grants payable. The net loss for the year ended December 31, 2012 was partially offset by a non-cash charge of $4.5 million of stock-based compensation and $2.8 million for the conversion of ordinary shares into founders shares.

Investing Activities

During the year ended December 31, 2013, our net cash used in investing activities amounted to $1.1 million and included $1.6 million primarily related to funding Immune Ltd. provided to pre-merger Immune Inc., offset by approximately $0.3 million in cash acquired in the Merger. These funds were considered a part of the purchase price of the Merger. During the year ended December 31, 2012, our net cash used in investing activities was related to the establishment of credit card debt and purchase of property and equipment.

Financing Activities

During the twelve month periods ended December 31, 2013 and 2012,Immune’s net cash provided by financing activities consisted of net cash provided primarily by the issuance of pre-merger shares for net proceeds of $4.4 million and $1.1 million, respectively. In addition, during the year ended December 31, 2013 we raised approximately $0.1 million in short term loans and repaid $37,000 of those loans. Financing deposits of $0.5 million were received in the fourth quarter of 2013 in anticipation of the completion of the Series C 8% Convertible Preferred Stock financing, which closed in March 2014.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Company’s consolidated financial statements filed with this Annual Report on Form 10-K under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, we completed an evaluation, as of December 31, 2013, under the supervision of and with participation from management, including the chief executive officer and chief financial officer, as to the effectiveness of the design and operation of our disclosure controls and procedures.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2013, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level at that date.  Management has identified and implemented certain remediatory procedures, including a more rigorous and timely review of complex agreements prior to their execution, that is intended to reasonably assure management that its disclosure controls and procedures are effective.  Remediation efforts will continue through the next several financial close cycles until such time as management is able to conclude that its remediation efforts are operating and effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act using the criteria set forth by COSO in the 1992  Internal Control — Integrated Framework.  Under the rules of the SEC, “internal control over financial reporting procedures” is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting  principles generally accepted in the United States of America.

Internal control over financial reporting includes maintaining records, that in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; provide reasonable assurance that receipts and expenditures of company assets are made only in accordance with management authorization; and provide reasonable assurance regarding the prevention or the timely detection of the unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

As of December 31, 2013, we concluded that we had a material weakness in our internal control related to the lack of sufficient personnel and processes to adequately and timely record certain of the Company’s complex financial and financing transactions.  The existence of a material weakness is an indication that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected.  Our chief executive officer and chief financial officer concluded that, as of December 31, 2013, the Company did not maintain effective internal control over financial reporting based on COSO.  Since December 31, 2013, management has adopted additional entity level controls and implemented additional procedures to bring our internal control procedures into compliance with the criteria established by COSO.  The Company has implemented certain remediatory procedures designed to provide reasonable assurance that the negotiation and execution of complex agreements is completed with the involvement of legal and financial staff and that once executed, the agreements are appropriately recorded in the financial statements.

Because we have concluded that our internal control over financial reporting is not effective, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among investors, business partners, customers and others.

In light of the material weakness described above, other procedures were performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP.  These measures included staff training, an expanded review of the Company’s outstanding agreements, and the implementation of additional entity level controls to ensure timely reviews of agreements pre- and post-execution.  As a result of these measures, management concluded that the Company’s consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

(c)	Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On April 3, 2014, we and Dalhousie University (“Dalhousie”) entered into a Waiver and Amendment (the “Amendment”) to that certain License Agreement, dated June 29, 2007, by and between us and Dalhousie (“Agreement”), effective February 4, 2014.  Pursuant to the Amendment, Dalhousie has agreed to irrevocably waive our obligation to pay a $500,000 maintenance fee that was due on August 27, 2012 and August 27, 2013 and in any subsequent year.  In addition, the parties have agreed that we will pay Dalhousie royalties of five percent (5%) of net sales of the licensed technology in countries in which patent coverage is available and three percent (3%) of net sales in countries in which data protection is available. The parties have also agreed to amend the timing and increase the amounts of the milestone payments payable under the Agreement.

PART III

The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Immune Pharmaceuticals Inc. and subsidiaries, the notes thereto and the related report thereon of independent registered public accounting firm are filed under Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013 and 2012 and the cumulative period from July 11, 2010 (date of inception) through December 31, 2013

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2013 and 2012 and the cumulative period from July 11, 2010 (date of inception) through December 31, 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and the cumulative period from July 11, 2010 (date of inception) through December 31, 2013

Notes to Consolidated Financial Statements

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a) (3) See Exhibits Index below.

(b) Exhibits. See Item 15 (a) (3) above.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Dr. Daniel G. Teper
Dr. Daniel G. Teper
Chairman and Chief Executive Officer
April 9, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Dr. Daniel G. Teper	Chairman and Chief Executive Officer (Principal Executive Officer)	April 9, 2014
Dr. Daniel G. Teper

/s/ Robert W. Cook	Chief Financial Officer - Senior Vice President,	April 9, 2014
Robert W. Cook	Finance and Administration, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Ana Stancic	Director	April 9, 2014
Ana Stancic

/s/ Daniel Kazado	Director	April 9, 2014
Daniel Kazado

/s/ David Sidransky	Director	April 9, 2014
David Sidransky

/s/ Isaac Kobrin	Director	April 9, 2014
Isaac Kobrin

/s/ Rene Lerer	Director	April 9, 2014
Rene Lerer

INDEX TO FINANCIAL STATEMENTS

IMMUNE PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013 and 2012 and the cumulative period from July 11, 2010 (date of inception) through December 31, 2013	F-4
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2013 and 2012 and the cumulative period from July 11, 2010 (date of inception) through December 31, 2013	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and the cumulative period from July 11, 2010 (date of inception) through December 31, 2013	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Immune Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Immune Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013 and for the cumulative period from July 11, 2010 (date of inception) through December 31, 2013. The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immune Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 and for the cumulative period from July 11, 2010 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

April 9, 2014

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

A Development Stage Enterprise

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012

ASSETS
Cash	$49	$95
Restricted cash	81	—
Other current assets	137	21
Total current assets	267	116
Restricted cash, net of current portion	80	84
Property and equipment, net	47	35
In-process research and development	27,500	—
Intangible assets, net	3,607	3,896
Total assets	$31,501	$4,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$5,181	$1,801
Accrued expenses	3,572	654
Due to related parties	469	78
Notes and loans payable	1,546	36
Share buy-back liability	—	150
Derivative liability	—	584
Deposits for future financing	500	—
Total current liabilities	11,268	3,303
Grants payable	521	475
Notes and loans payable, net of current portion	3,359	339
Deferred tax liability	10,870	—
Total liabilities	26,018	4,117

Commitments and contingencies

Preferred stock, par value $0.0001; 5,000,000 authorized, 4,996,935 shares available for issuance, 0 shares issued and outstanding	—	—

Founders shares, 0.10 NIS par value (approx. $0.03); 0 and 4,500,000 shares authorized, issued and outstanding at December 31, 2013 and 2012, respectively	—	110

Series A preferred shares, 0.10 NIS par value (approx. $0.03); 0 and 3,000,000 shares authorized; 0 and 2,529,685 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	71

Ordinary shares, 0.10 NIS par value (approx. $0.03); 0 and 92,500,000 shares authorized; 0 and 4,806,132 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	121

Common stock, $.0001 par value; authorized 225,000,000 shares; 13,276,037 and 0 shares issued and outstanding at December 31, 2013 and 2012, respectively	1	—

Additional paid-in capital	27,761	15,299
Accumulated deficit	(22,279)	(15,587)
Total stockholders’ equity	5,483	14
Total liabilities and stockholders’ equity	$31,501	$4,131

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

A Development Stage Enterprise

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Year Ended December 31,		July 11, 2010 (date of inception) to December 31,
	2013	2012	2013
Revenue:
Licensing and other revenue	$19	$—	$19

Costs and expenses:
General and administrative, inclusive of stock-based compensation of $3,054, $3,909 and $6,963, respectively	5,448	5,395	12,096
Research and development, inclusive of stock-based compensation of $251, $603 and $854, respectively	3,571	3,797	8,870
Total costs and expenses	9,019	9,192	20,966
Loss from operations	(9,000)	(9,192)	(20,947)

Other income (expense):
Interest expense	(305)	(36)	(441)
Derivative liability expense	(74)	16	(58)
Warrant amendment expense	(734)	—	(734)
Liquidation preference granted to founder	(2,037)	(2,804)	(4,841)
Loss on extinguishment of debt	—	(549)	(663)
Gain on bargain purchase	6,444	—	6,444
Other (expense)/income, net	(43)	1	(54)
Total other income (expense), net	3,251	(3,372)	(347)
Net loss before income taxes	(5,749)	(12,564)	(21,294)
Income tax expense	(11)	(11)	(53)
Net loss	$(5,760)	$(12,575)	$(21,347)
Deemed dividends	(932)	—	(932)
Loss attributable to common stockholders	$(6,692)	$(12,575)	$(22,279)

Basic and diluted loss per common share	$(0.94)	$(2.61)	$(4.26)

Weighted average common shares outstanding-basic and diluted	7,088,765	4,826,439	5,226,087

Comprehensive loss	$(5,760)	$(12,575)	$(21,347)

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

A Development Stage Enterprise

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

	Founders Shares		Series A Preferred Shares		Ordinary Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Changes during the period from incorporation
Issuance of ordinary shares for initial capitalization of entity	—	$—	—	$—	1,000,000	$—	—	$—	$—	$—	$—
Issuance of ordinary shares for contribution of Immune Corp.	—	—	—	—	4,000,000	111	—	—	(401)	—	(290)
Issuance of ordinary shares in connection with consulting agreements	—	—	—	—	800,000	22	—	—	658	—	680
Loss for the period	—	—	—	—	—	—	—	—	—	(895)	(895)
Balance at December 31, 2010	—	—	—	$—	5,800,000	$133	—	$—	$257	$(895)	$(505)

Issuance of ordinary shares and warrants in connection with intangibles	—	—	—	—	2,200,000	63	—	—	2,533	—	2,596
Issuance of ordinary shares and warrants in connection with investments, net of issuance costs of $47	—	—	—	—	1,814,740	51	—	—	2,425	—	2,476
Issuance of ordinary shares in connection with consulting agreements	—	—	—	—	400,000	11	—	—	329	—	340
Issuance of ordinary shares in connection with convertible loans	—	—	—	—	262,953	8	—	—	318	—	326
Issuable amount of ordinary shares in connection with anti-dilution provisions	—	—	—	—	182,658	5	—	—	75	—	80
Loss for the period	—	—	—	—	—	—	—	—	—	(2,117)	(2,117)
Balance at December 31, 2011	—	$—	—	$—	10,660,351	$271	—	$—	$5,937	$(3,012)	$3,196

Issuance of ordinary shares and warrants in connection with investments, net of issuance costs of $66	—	—	—	—	702,273	18	—	—	1,220	—	1,238
Issuable amount of ordinary shares in connection with anti-dilution provisions	—	—	—	—	64,384	1	—	—	111	—	112
Conversion of ordinary shares in to Series A Preferred shares	—	—	2,529,685	71	(2,529,685)	(71)	—	—	—	—	—
Conversion of ordinary shares in to Founders shares	4,500,000	110	—	—	(4,500,000)	(110)	—	—	2,803	—	2,803
Issuance of ordinary shares in connection with convertible loans	—	—	—	—	408,809	12	—	—	716	—	728
Share-based compensation	—	—	—	—	—	—	—	—	4,512	—	4,512
Loss for the period	—	—	—	—	—	—	—	—	—	(12,575)	(12,575)
Balance at December 31, 2012	4,500,000	$110	2,529,685	$71	4,806,132	$121	—	$—	$15,299	$(15,587)	$14

Issuance of ordinary shares and warrants in connection with investments, net of issuance costs of $153	—	—	—	—	1,933,417	50	—	—	4,318	—	4,368
Issuance of ordinary shares in connection with anti-dilution provision	—	—	—	—	350,013	10	—	—	650	—	660
Issuance of ordinary shares in connection with consulting agreement	—	—	—	—	72,917	2	—	—	123	—	125
Issuance of shares to founder	2,250,000	58	—	—	—	—	—	—	1,979	—	2,037
Deemed dividend on issuance of anti-dilution shares	—	—	—	—	525,381	13	—	—	919	(932)	—
Reverse merger acquisition	(6,750,000)	(168)	(2,529,685)	(71)	(7,687,860)	(196)	13,276,037	1	434	—	—
Warrant amendment expense	—	—	—	—	—	—	—	—	734	—	734
Share-based compensation	—	—	—	—	—	—	—	—	3,305	—	3,305
Loss for the period	—	—	—	—	—	—	—	—	—	(5,760)	(5,760)
Balance at December 31, 2013	—	$—	—	$—	—	$—	13,276,037	$1	$27,761	$(22,279)	$5,483

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

A Development Stage Enterprise

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,		July 11, 2010 (date of inception) to December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(5,760)	$(12,575)	$(21,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308	289	758
Stock-based compensation expense	3,305	4,512	7,817
Liquidation preferences granted to founder	2,037	2,804	4,841
Derivative liability expense	76	(16)	60
Warrant amendment expense	734	—	734
Issuance of common stock to consultants	125	—	1,145
Gain on bargain purchase	(6,444)	—	(6,444)
Loss on extinguishment of debt	—	549	663
Decrease in stock buy-back liability	(150)	—	(150)
Changes in operating assets and liabilities, net of merger:
(Increase) decrease in other current assets	(20)	269	(41)
Increase in accounts payable	302	953	2,611
Increase (decrease) in due to related parties	391	(25)	646
Increase in accrued expenses	1,182	32	1,214
Increase in grants payable	46	388	520
Net cash used in operating activities	(3,868)	(2,820)	(6,973)
Cash flows from investing activities:
Cash acquired in merger	292	—	292
Change in restricted cash	174	(63)	91
Investment in Pre-Merger Immune Pharmaceuticals Inc.	(1,598)	—	(1,598)
Purchase of property and equipment	—	(26)	(43)
Purchase of intangible assets	—	—	(520)
Net cash used in investing activities	(1,132)	(89)	(1,778)
Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	4,368	1,122	8,008
Issuance of short-term loan	123	—	123
Issuance of convertible loans	—	150	266
Repayment of loans	(37)	(60)	(97)
Proceeds received from deposits for future financing	500	—	500
Net cash provided by financing activities	4,954	1,212	8,800
Net increase (decrease) in cash	(46)	(1,697)	49
Cash and cash equivalents at beginning of period	95	1,792	—
Cash at end of period	$49	$95	$49

Supplemental disclosure of cash flow information:
Cash paid for interest	$173	$—	$186
Cash paid for income taxes	7	—	7
Supplemental disclosure of non-cash financing activities:
Deemed dividend	(932)	—	(932)
Intangible assets acquired in non-monetary exchange	—	436	3,818
Merger between Immune Pharmaceuticals Inc. and Immune Pharmaceuticals Ltd.:
Fair value of assets acquired, excluding cash	377	—	377
In-process research and development acquired	27,500	—	27,500
Fair value of senior secured term loan assumed	4,442	—	4,442
Fair value of other merger liabilities assumed	4,814	—	4,814
Fair value of investment and related party liability assumed	1,598	—	1,598
Fair value of deferred tax liability assumed	10,870	—	10,870

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

A Development Stage Enterprise

Notes to Consolidated Financial Statements

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

The merger has been accounted for as a reverse acquisition with Immune Ltd. treated for accounting purposes as the acquirer. As such, the financial statements of Immune Ltd. are treated as the historical financial statements of the Company, with the results of Pre-merged Immune Inc. being included from August 25, 2013 and thereafter. For periods prior to the closing of the reverse acquisition, therefore, the discussion below relates to the historical business and operations solely of Immune Ltd. (Note 4).

For the period from commencement of operations to date, the Company has been a development stage enterprise, and accordingly the Company’s operations have been directed primarily toward developing its licensed technologies. The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. Since inception, the Company has incurred significant net losses each year. As a result, Immune has an accumulated deficit of $22.3 million as of December 31, 2013. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Immune’s losses have resulted principally from costs incurred in connection with the merger with Immune Ltd., development activities and from general and administrative expenses. Even if the Company succeeds in developing and commercializing one or more of its product candidates, it may never become profitable. The Company expects to continue to incur significant expenses over the next several years.

In March 2014, the Company raised gross proceeds of $11.7 million through the sale of our  newly designated Series C 8% Convertible Preferred Stock, or the Preferred Stock, convertible into shares of its common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering by us of at least $10 million, a five-year warrant to purchase one half of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase one half of a share of common stock at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred Stock then in effect. In connection with the offering, the Company has agreed to file a registration statement to register the shares of common stock underlying the preferred stock and warrants. Under the agreement, the registration statement must be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines are not met, monthly liquidating damages of 1.5% of the subscription amount (with a 12% cap) will be due to the purchaser. The Company received net proceeds of approximately $8.9 million from the sale of the Preferred Stock, after deducting transaction fees and expenses, and expects to receive an additional $1.0 million from one investor which initially paid its subscription with a short-term promissory note. Included in this amount is a deposit for future financing of $0.5 million the Company received in November and December 2013 and an additional $0.6 million received prior to the signing of the transaction during the first quarter of 2014. The Company will require significant further funding to continue its development plans beyond 2014.

The Company’s existing cash at December 31, 2013, the proceeds of its March 2014 financing and the $5 million revolving line of credit the Company obtained from a related party in April 2014 is sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements in the next twelve months. The Company's ability to continue as a going concern is predicated upon being able to draw down on their $5 million revolving line of credit. If such line were not available, the Company may not be able to support their current level of operations for the next 12 months. The Company will require additional financing in 2015 in order to continue at its expected level of operations. If the Company fails to obtain needed capital, the Company may be forced to delay, scale back or eliminate some or all of its research and development programs, which could result in an impairment of its intangible assets.

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

Revenue Recognition

Revenue is recognized relating to the Company’s collaboration agreements in accordance with the SEC Staff Accounting Bulletin, or SAB 104, “ Revenue Recognition ”. Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.  The application of these standards involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. Management evaluates the Company’s collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, the Company recognizes revenue when the fee is fixed or determinable, collectability is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, the Company’s application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, management has determined that the upfront non-refundable license fees cannot be separated from the Company’s ongoing collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, do not treat them as a separate element. The Company recognizes revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process ratably over either the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract or the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and (2) the expiration of the last licensed patent.

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

Impairment of Long-Lived Assets other than Intangibles

The Company performs impairment tests on its long-lived assets other than intangibles when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to the Company’s long-lived assets, at December 31, 2013 and 2012.

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

In-Process Research and Development

In-process research and development (referred to as IPR&D) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use.  IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

The Company acquired the drug candidate AmiKet™ in its merger with Immune Ltd., closed in August 2013, and valued the asset at $27.5 million as of the acquisition date.  The Company periodically performs an analysis to determine whether the carrying value of the asset has been impaired based on facts and circumstances in existence as of that date.  The Company determined that no impairment had occurred. The Company completed an impairment analysis triggered by the publication of certain results of the Phase II trial of AmiKet in CIPN which indicated that the drug candidate was not effective. The Company does not expect the results of this trial to have a future impact on the carrying value of this asset.

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

The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets at December 31, 2013 and 2012, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

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

Foreign Currency

The Company’s functional currency is the U.S. dollar. Periodically, the Company enters into certain transactions denominated in currencies other than the U.S. dollar. At the balance sheet date any amounts denominated in other than the U.S. dollar are translated into U.S. dollars at the period-end exchange rate and recorded as expense in the current period.

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

The carrying amount and estimated fair values of the Company’s debt instruments are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Level 2 Fair Value	Carrying Amount	Level 2 Fair Value
	(In millions)
Notes and loans payable	$4.9	$4.9	$0.4	$0.4

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

3.   Reverse Merger

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

Acquisition Accounting in Accordance with ASC 805

The consolidated financial statements have been presented in accordance with ASC 805, Business Combinations (“ASC 805”). Under ASC 805, the acquired in-process research and development, with a fair value estimated at $27.5 million at August 25, 2013, was measured at fair value as of the date of the transaction and recorded as an indefinite-lived asset on the balance sheet and will be reviewed for impairment. If the related development is completed, the acquired intangible asset will be considered a finite-lived asset and amortized into the statement of operations. Until development is completed, the acquired in-process research and development is considered an indefinite-lived asset. If the related development is abandoned or the asset is otherwise impaired, the carrying value of the asset will be reduced or written off.

The acquisition consideration and its allocation are in part based upon management“s valuation, as described below, and the Company’s estimates and assumptions are subject to change.

Cash and cash equivalents and other tangible assets and liabilities:The tangible assets and liabilities were valued at their respective carrying amounts, except for adjustments to certain property and equipment, deferred revenue, deferred rent, facility exit charges and other liabilities, as the Company believe that these amounts approximate their current fair values.

In-process research and development:In-process research and development represents incomplete Company research and development projects, directly related to the AmiKet™ license agreement. The Company estimates that approximately $27.5 million of the acquisition consideration represents the fair value of purchased in-process research and development related to projects associated with the AmiKet license agreement.

Management, working with outside consultants, estimated that the AmiKet product candidate had an overall fair value of $91.7 million as of the date of the merger. The fair value was determined using an income approach, as well as discussions with the Company’s management and a review of certain program-related documents and forecasts prepared by the Company’s management. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to project expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to drug discovery and regulatory risks. The rate utilized to discount probability adjusted net cash flows to their present values was 30%, and reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments. As the development of these projects is also dependent upon future conditions, specifically the ability to raise substantial capital, it was estimated that the Company would only retain approximately 30% of the fair value of AmiKet with the majority of the value being relinquished as a condition of raising capital. Therefore the fair value of the asset recorded in the consolidated financial statements has been reduced to $27.5 million. The Company periodically performs an analysis to determine whether an impairment of the asset has occurred.  The Company’s most recent impairment analysis determined that no change in the carrying value was required.

In connection with the IPR&D value determined in connection with the Merger, the Company accrued a deferred tax liability of approximately $10.9 million representing the potential tax liability upone realization of the value of the IPR&D.  The amount of the accrued deferred tax liability will impacted upon any future change in carrying value of the IPR&D.

Pre-acquisition contingencies:The Company has not identified any pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated.

The determination of the acquisition consideration allocation has been based on the fair values of the assets acquired and liabilities assumed as of the date the merger was consummated. Based on the purchase price allocation, the following table summarizes the fair value amounts of the assets acquired and liabilities assumed at the date of acquisition: (in thousands):

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

In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity shall reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company recorded a gain on bargain purchase of $6.4 million during the year ended December 31, 2013.

4.  License Agreements

iCo Therapeutics Inc. (“iCo”)

In December 2010, iCo granted Immune Ltd. an option to sub-license the use of bertilimumab from iCo, which obtained certain exclusive license rights to intellectual property relating to bertilimumab pursuant to a license agreement with Cambridge AntibodyTechnology Group Plc, and to which Immune became a party. In June 2011, Immune exercised its option and obtained a worldwide license from iCo for the use and development of bertilimumab for all human indications, other than ocular indications, pursuant to a product sub-license agreement. Under the final terms of the Agreement , Immune paid initial consideration of $1.7 million, comprised of (i) $0.5 million in cash, (ii) 600,000 ordinary shares, which were valued at approximately $1.0 million (or $1.72 per share) and (iii) 200,000 warrants, which were valued at approximately $0.2 million (or $0.95 per warrant). In addition to this consideration iCo received anti-dilution rights equal to 6.14% of the Company’s issued and outstanding share capital of the Company on a fully diluted basis. iCo will be subject to dilution up to 2.5% (on a fully diluted and as converted basis) upon, and at any time following, any future issuance of securities in connection with a financing made at a Company pre-money valuation that is higher than $30 million. This right shall lapse upon the earlier of: the consummation of an initial public offering involving the listing of the Company's shares on an internationally-recognized stock exchange, or a Deemed Liquidation event, as defined in the Company’s Amended and Restated Articles of Association. The Company believes that the merger qualifies as a Deemed Liquidation event. The anti-dilution shares were determined to be a derivative liability with a fair value of approximately $0.8 million. At December 31, 2013 and 2012 the derivative liability was zero and approximately $0.6 million, respectively. During the years ended December 31, 2013 and 2012 and period from July 2010 through December 31, 2013, $74,242, ($15,854) and 58,388, was charged to derivative liability expense in the statements of operations. During the years ended December 31, 2013 and 2012 and period from July 2010 through December 31, 2013, 350,013, 64,384 and 458,621 shares became issuable to iCo, respectively.

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

Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”)

In April 2011, Yissum granted Immune Ltd. a license that includes patents, research results and knowhow related to the NanomAbs technology. Yissum granted Immune an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. Immune Ltd. paid consideration of 800,000 shares, which were valued at approximately $0.7 million (or $0.87 per share). Under the license agreement, Immune is required to pay the following: (i) royalties in the amount of up to 4.5% of net sales; (ii) an annual license maintenance fee between $30,000 for the first year and up to a maximum of $0.1 million from the first year through the sixth year; (iii) ongoing research fees of at least $0.4 million for the first year and at least $0.4 million from the second year through the sixth year (but, not to exceed $1.8 million in the aggregate); (iv) milestone payments up to approximately $8.6 million (based on the attainment of certain milestones, including an Investigational New Drug application submission, patient enrollment in clinical trials, regulatory approval and commercial sales); and (v) sub-license fees in amounts up to 18% of any sub-license consideration. The license expires, on a country-by-country basis, upon the later of the expiration of (i) the last valid licensed patent, (ii) any exclusivity granted by a governmental or regulatory body on any product developed through the use of the licensed technology or (iii) the 15-year period commencing on the date of the first commercial sale of any product developed through the use of the licensed technology. Upon the expiration of the license, Immune will have a fully-paid, non-exclusive license to the licensed technology. As of December 31, 2013, amounts due to Yissum aggregated approximately $0.3 million.

MabLife SAS (“MabLife”)

In March 2012, Immune Ltd. acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration is as follows: (i) $0.6 million payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with a fair value of approximately $0.4 million and an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife if Immune fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. $60,000 was paid to MabLife upon execution of agreement in April 2012 and $79,000 and $35,000 of interest was expensed during the years December 31, 2013 and 2012, respectively. In February 2014, The Company was assigned the secondary patent rights to the assets and revised its payment arrangement for the purchase of the original assignment rights. Future payments are due in the following amounts: $20,000 was paid in February 2014, $35,000 in April 2014, $80,000 in May 2014, $33,000 in June 2014, $34,000 in August 2014, $25,000 on each of the following anniversaries from February 2015 through February 2018, $0.1 million on each of the following three anniversaries from April 2015 through April 2017 and $35,000 in February 2019. The present value of future payments is $0.4 million as of December 31, 2013; $0.1 million of which was determined to be short term as of December 31, 2013.

Jean Kadouche, Immune Pharma (Techologies) SAS and Alan Razafindrastita (“Kadouche”)

In March 2011, Kadouche, a related party (See Note 15 [3]), sold, assigned and transferred to Immune the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies, collectively, the Human Antibody Production Technology Platform. Immune Ltd. paid Kadouche total consideration of approximately $0.7 million, consisting of (i) $20,000 in cash, and (ii) 800,000 ordinary shares of Immune Ltd., which were valued at approximately $0.7 million. Through the Human Antibody Production Technology Platform and additional laboratory work, human immune systems and specific cell lines are introduced in mice, enabling the mice to produce human mAbs.

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

Dalhousie University

In connection with the merger, the Company maintains a direct license agreement with Dalhousie University under which the Company has an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in AmiKet TM .

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is further obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or a New Drug Application for AmiKet TM is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. On April 3, 2014, the Company entered into a Waiver and Amendment to the license agreement pursuant to which Dalhousie agreed to irrevocably waive the Company’s obligation to pay the $0.5 maintenance fee that was due on August 27, 2012 and August 27, 2013 and in any subsequent year. In addition, the Company has agreed to pay Dalhousie royalties of five percent (5%) of net sales of licensed technology in countries in which patent coverage is available and three percent (3%) of net sales in countries in which data protection is available. The parties have also agreed to amend the timing and increase the amounts of the milestone payments payable under the license agreement.

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

5.  Investments

Immune Ltd. purchased 3,846,154 shares of Pre-merged Immune Inc.’s common stock at a price of $0.13 per share, or $0.5 million, during 2013. These shares were not registered and were carried on the balance sheet at cost. These shares were purchased in contemplation of the Merger Agreement and were treated as a component of the consideration upon consummation of the merger.

The Company is party to a related party loan pursuant to the merger agreement with Immune Ltd. The Company borrowed approximately $1.1 million from Immune Ltd. during 2013. The loan was bearing interest at a rate of 3.27%, which equates to an immaterial amount of interest expense through December 31, 2013. The loan was eliminated in consolidation upon the closing of the merger with Immune Ltd. on August 25, 2013.

6.   Intangible Assets

The value of the Company’s intangible assets is summarized below:

	iCo	Yissum	Kadouche	Mablife	Total
Balance, December 31, 2011	2,421,609	659,623	661,286	-	3,742,518
Additions	-	-	-	435,775	435,775
Amortization	(167,244)	(46,247)	(46,687)	(22,127)	(282,305)
Balance, December 31, 2012	$2,254,365	$613,376	$614,599	$413,648	$3,895,988
Additions	-	-	-	-	-
Amortization	(167,245)	(46,247)	(46,687)	(29,051)	(289,230)
Balance, December 31, 2013	$2,087,120	$567,129	$567,912	$384,597	$3,606,758

The intangibles above were determined by management to have a 15 year useful life. Amortization expense amounted to approximately $0.3 million for each of the years ended December 31, 2013 and 2012 and approximately $0.7 million for the cumulative period from July 11, 2010 (Date of Inception) through December 31, 2013.

7.  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012
	(in thousands)
Computers and accessories	$13	$9
Equipment	22	21
Furniture and fixtures	38	13
	73	43
Less accumulated depreciation	(26)	(8)
	$47	$35

Depreciation expense amounted to $16,000, $7,000 and $26,000 for the years ended December 31, 2013 and 2012 and the cumulative period from July 11, 2010 (date of inception) through December 31, 2013, respectively.

8.  Accrued Expenses

Accrued expenses consist of the following:

	December 31
	2013	2012
	(in thousands)
Professional fees	$1,980	$446
Franchise taxes payable	175	—
Salaries and employee benefits	505	83
Rent	631	—
Financing costs	265	109
Other	16	16
	$3,572	$654

9.  Debt and Convertible Debt

The Company is party to loan agreements as follows:

	December 31
	2013	2012
	(in thousands)

Senior secured term loan (1)	$4,442	$—
Loan payable (4)	$50	$—
Note payable (5)	$376	$375
Various loans (2) (3) (6) (7) (8) (9)	$37	$—
Total notes and loans payable	$4,905	$375

Notes and loans payable, current portion	$1,546	$36
Notes and loans payable, long-term	3,359	339
	4,905	375

Repayments under the Company’s existing debt agreements consist of the following:

Year Ending	At December 31, 2013
(in thousands)
2014	1,546
2015	2,020
2016	1,339
Total	$4,905

(1)  In connection with the merger, the Company assumed a senior secured term loan from MidCap Financial (“MidCap”). In August 2013, the Company executed the Third Amendment and Consent to Loan and Security Agreement between the Company, its subsidiaries, and MidCap . This amendment restructured the Company's loan in connection with the completed merger.

In addition to providing MidCap’s consent to the merger, the amendment fixed the outstanding principal balance of the initial borrowing ("Tranche 1") of the loan at approximately $4.4 million. Principal repayments on the Tranche 1 amount was set to commence on December 1, 2013 and was subsequently amended to commence on May 1, 2014. Principal repayments will be due in approximately equal monthly installments commencing on the first repayment date. The scheduled maturity date of the loan is August 1, 2016.

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

In March 2014, in connection with the issuance of the Series C 8% Convertible Preferred Stock and related common stock warrants, the Company signed a Fourth Amendment to the Loan and Security Agreement. This amendment fixed the amortization schedule for the Tranche 1 amount at twenty-eight (28) substantially equal monthly instalments of principal plus accrued interest, and waived defaults that had occurred since the merger. As a result of the conclusion of the financing and the execution of the Fourth Amendment to the Loan and Security Agreement, we reclassified principal amounts due under the loan more than twelve months from December 31, 2014 as a long term liability.

(2)   Immune Ltd. signed a line of credit agreement with Bank Hapoalim in July 2013 under which Immune Ltd. could borrow an amount up to NIS 130,000 (equivalent to approximately $37,500 as of December 31, 2013).  The agreement was extended in December 2013 and currently is due for repayment in June 2014.  The loan bears interest at 6.1% per annum, which is payable on the repayment date of the loan.  Borrowings under the loan are personally guaranteed by Dr. Teper, the Company's CEO.

(3)  In June 2013, the Company entered into a three month loan agreement in the amount of approximately $36,000 bearing an interest rate of 6.5% per annum. Interest expense was an immaterial amount. The loan was due and payable on September 5, 2013 and was repaid on September 8, 2013.

(4)   In May 2013, the Company entered into a loan agreement to borrow $50,000. The debt carried a fixed rate of interest of 10%, payable together with the principal amount on June 30, 2013. In connection with the debt issuance, the Company granted to the investor an option to invest up to $500,000 in the Company and purchase such number of shares of the Company of the most preferential class at a price per share reflecting a 10% discount off the lowest price per share at the last round of investment immediately prior to the exercise of the option. The Company expensed $50,000 to interest expense related to this option during 2013.

(5)   In March 2012, the Company acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration is as follows: (i) $600,000 payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with a fair value of $0.4 million and an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife if Immune fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. $60,000 was paid to MabLife upon execution of agreement in April 2012 and $80,000 and $35,00 of interest was expensed during the years ended December 31, 2013 and 2012, respectively. In February 2014, The Company was assigned the secondary patent rights to the assets and revised its payment arrangement for the purchase of the original assignment rights. Future payments are due in the following amounts: $20,000 was paid in February 2014, $35,000 in April 2014, $80,000 in May 2014, $33,000 in June 2014, $34,000 in August 2014, $25,000 on each of the following anniversaries from February 2015 through February 2018, $0.1 million on each of the following three anniversaries from April 2015 through April 2017 and $35,000 in February 2019. The present value of future payments is $0.4 million as of December 31, 2013; $0.1 million of which was determined to be short term as of December 31, 2013.

(6)   In May 2011, the Company borrowed $0.3 million from a single institutional investor via the issuance of convertible debt. The debt carried a fixed rate of interest of 1% per month, payable monthly, and was due and payable in May 2012, if not earlier converted, with an option for the investor to transfer the loan after three months. In connection with the debt issuance, the Company granted to the investor $78,000 of warrants (30% coverage) to purchase the Company’s ordinary shares with terms to be agreed upon at a later date and an option to invest up to $0.3 million in a future round of financing at a 35% discount. In August 2011, the loan was amended and an extension to the stated maturity was granted in return for an increase in the equivalent fair value of the warrants to be issued from $78,000 to $221,000 and an increase in the future option to invest at a 35% fair value from $0.3 million to $1.1 million. The increase in the fair value of the warrants expected to be issued was determined to have a fair value of $80,000 which was recorded as a loan extension fee on the date of amendment. In November 2011, the principal balance of the loan plus accrued interest was repaid in cash.

(7)   In January 2011, the Company received $0.1 million in gross proceeds from a private investor via an issuance of convertible debt. The debt had no stated maturity, carried an interest rate of LIBOR + 2% payable annually and was convertible into ordinary shares of the Company, based on the occurrence of certain future financing transactions, at a discount off fair market value. In June 2011, the principal balance and accrued unpaid interest on this note was converted into 120,123 ordinary shares of the Company which resulted in a loss on extinguishment of the debt of $0.1 million. Prior to the date of conversion the Company entered into a share buy-back agreement whereby the Company agreed to repurchase 50% of the shares received as a result of the convertible loan investment if the shareholder elected to do so prior to December 31, 2012. The Company recorded a liability of $50,000 to account for the potential buy-back at December 31, 2011 which was reversed and recorded in equity during December 2012 when the buy-back commitment expired unexercised.

(8)   In December 2010, the Company received $0.1 million in gross proceeds from three private investors via the issuance of convertible debt. The debt had no stated maturity, carried an interest rate of LIBOR + 1.5% payable annually and was convertible into ordinary shares of the Company, based on the occurrence of certain future financing transactions, at a discount off fair market value. In March 2011, the principal balance and accrued unpaid interest on this note was converted into 142,830 ordinary shares of the Company which resulted in a loss on extinguishment of the debt of $7,000. Prior to the date of conversion the Company entered into a share buy-back agreement with two shareholders whereby the Company agreed torepurchase all shares received as a result of the conversion of the debt if the shareholder elected to do so prior to December 31, 2012. The Company recorded a liability of $66,000 to account for the potential buy-back at December 31, 2011 which was reversed and recorded in equity during December 2012 when the buy-back commitment expired unexercised.

(9)   In December 2010, the Company entered in a convertible note agreement with the Chief Executive Officer, which was intended to be a convertible line of credit, for $0.3 million. The debt had a 24-month term, carried an interest rate of LIBOR + 1.5% payable annually and was convertible into ordinary shares of the Company, based on the occurrence of certain future financing transactions, at a discount from fair market value. Net borrowings (repayments) under this agreement amounted to ($0.2 milllion), and $0 for the year ended December 31, 2012 and the cumulative period from July 11, 2010 (date of inception) through December 31, 2013, respectively. In June 2012, the principal balance and accrued unpaid interest of $0.2 million on this note was settled. In June 2012 the Company made a cash payment of $20,000 and the remaining balance converted into 408,809 ordinary shares of the Company which resulted in a loss on extinguishment of the debt of $0.5 million.

10.   Stockholders’ Equity

Preferred Stock

The Company has authorized 5.0 million preferred shares, of which 4,996,935 shares were undesignated and available for issuance at the closing of the merger. As of December 31, 2013, the Company had no shares of preferred stock outstanding.

Founders Shares of Immune Ltd.

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

On August 25, 2013, in conjunction with the reverse merger, the Company issued 4,173,150 shares of its common stock to Daniel Teper in exchange for 6,750,000 founders shares of Immune Ltd. As of December 31, 2013, the Company had no founders shares outstanding.

Series A Preferred Shares of Immune Ltd.

In July 2012, Immune authorized three million shares and issued 2,529,685 shares of its Series A Preferred in exchange for the same number of its ordinary shares held by several investors in the Company. Each Series A Preferred share confers on the holder the right to one vote for each ordinary share into which such Series A Preferred share is convertible at the time of such vote and shall otherwise have the same voting rights and powers as holders of the Company’s ordinary shares. Holders of Series A Preferred are entitled to a preference in the event of a liquidation equal to the applicable price actually paid to the Company for the ordinary shares to which such Series A Preferred was converted.

On August 25, 2013, in conjunction with the reverse merger, the Company issued 1,563,964 shares of its common stock to certain shareholders in exchange for 2,529,685 Series A preferred shares of Immune Ltd. As of December 31, 2013, the Company had no Series A Preferred Shares outstanding.

Ordinary Shares of Immune Ltd.

On August 25, 2013, in conjunction with the reverse merger, the Company issued 4,752,976 shares of its common stock to certain shareholders in exchange for 7,687,860 ordinary shares of Immune Ltd.

During 2013, Immune Ltd. amended all of its outstanding warrants to purchase a total of 1,041,409 ordinary shares so that the warrants will not expire upon closing of the merger with the Company and the exercise price of each warrant will be equal to the price of the Company’s stock on the day of the closing of the merger. This amendment was considered a contingent modification and the fair value of the modification was to be recorded when the merger with the Company closed. In August 2013, these warrants were further amended so that the aggregate exercise price of the warrants shall remain unchanged. The merger with the Company closed on August 25, 2013, therefore Immune Ltd. booked a $0.7 million warrant amendment expense during 2013 in connection with this amendment.

During 2013, Immune Ltd. issued a total of 1,933,417 shares of its ordinary shares at $2.40 plus a total of 1,187,942 warrants to purchase ordinary shares for total gross proceeds of approximately $4.4 million. Immune Ltd. allocated the gross proceeds between the ordinary shares and the warrants based on their relative fair values. The fair value of the warrants was approximately $1.0 million determined using the Black-Scholes option pricing model (volatility-91.9%, risk free rates of 0.36%-0.42%, dividends-zero, weighted average life-3 years). The warrants meet the requirements, and have been accounted for, as equity in accordance with ASC 815-40.

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

At various times during 2012, Immune Ltd. issued a total of 702,273 shares of its ordinary shares to private investors at per share prices ranging from $2.00 to $2.50 plus a total of 209,619 warrants to purchase ordinary shares for total gross proceeds of approximately $1.2 million. The warrants have a three year life and a weighted average exercise price of $2.50. Immune Ltd. allocated the gross proceeds between the ordinary shares and the warrants based on their relative fair values. The fair value of the warrants was approximately $0.1 million determined using the Black-Scholes option pricing model (volatility-76.8%, risk free rates of 0.3%-0.4%, dividends-zero, weighted average life-3 years). The warrants meet the requirements, and have been accounted for, as equity in accordance with ASC 815-40.

In November 2012, Immune Ltd. entered into a share buy-back agreement with two shareholders whereby Immune Ltd. agreed to purchase back all shares received in a share purchase agreement if the shareholder elected to do so prior to twelve months thereafter or the closing of an Initial Public Offering or Deemed Liquidation event. Immune Ltd. recorded a liability of $150,000 to account for the potential buy-back at December 31, 2012 which was reversed and recorded in equity during 2013 when the buy-back commitment expired unexercised. The closing of the merger with the Company on August 25, 2013 qualified as a Deemed Liquidation event.

The anti-dilution provisions of Immune Ltd’s agreement with iCo resulted in the issuance of ordinary shares at various times during 2011, 2012 and 2013. See Note 4 [1] for details of shares issuable to iCo and accounting for the related derivative liability.

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

In June 2012, Immune Ltd. converted the balance outstanding of its loan from Immune Ltd’s Chief Executive Officer into 408,809 ordinary shares – see Note 9. Additionally, in June 2012, Immune Ltd. redeemed 4,500,000 shares via the conversion into the same number of founder shares. In July 2012, Immune Ltd. redeemed 2,529,685 ordinary shares via an exchange for the same number of Series A Preferred.

At various times during 2011, Immune Ltd. issued a total of 1,814,740 ordinary shares to private investors at per share prices ranging from $1.00 to $2.00 plus a total of 626,540 warrants to purchase ordinary shares for total gross proceeds of $2,480,143. The warrants have a three year life and a weighted average exercise price of $1.83. Immune Ltd. allocated the gross proceeds between the ordinary shares and the warrants based on their relative fair values. The fair value of the warrants was $464,248 determined using the Black-Scholes option pricing model (volatility-101.1%, risk free rates of 0.4%-1.3%, dividends-zero, weighted average life-3 years). The warrants meet the requirements of, and have been accounted for as equity in accordance with ASC 815-40.

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

Common Stock

The Company has authorized 225,000,000 shares of common stock, of which 13,276,037 shares were issued and outstanding at December 31, 2013.

On August 25, 2013, in conjunction with the reverse merger, the Company issued 10,490,090 shares of its common stock to shareholders of Immune Ltd.

Deposits for Future Financing

During the fourth quarter of 2013, the Company received gross proceeds of $0.5 million from two investors representing their deposits for the purchase of the Company’s Series C convertible preferred stock and warrants to purchase the Company’s common stock.  The transaction closed in until March 2014, at which time the Series C Preferred Stock was authorized and issued to investors together with common stock purchase warrants (see Note17).  At the closing of the transaction, the $0.5 million in deposits were reclassified as preferred equity and paid in capital of the Company.

11.  Stock Option Plans

Immune Pharmaceuticals Ltd. 2011 Share Ownership and Option Plan

On May 5, 2011, Immune Ltd.’s board of directors adopted and its shareholders approved the Immune Pharmaceuticals Ltd. 2011 Share Ownership and Option Plan (the “Immune Ltd. Plan”) authorizing Immune Ltd. to grant ordinary shares to eligible employees, directors, and consultants in the form of share options and other types of share purchase rights. The amount, terms, and exercisability provisions of grants are determined by the board of directors.4,500,000 ordinary shares were reserved for issuance under the Immune Ltd. Plan, of which 4,036,576 were granted, net of cancellations, and exercises as of the merger closing date.

The fair value of non-employee share based awards are marked-to-market on each valuation date until vested using the Black Scholes pricing model. The following table summarizes the stock-based compensation expense from the Date of Inception to December 31, 2013:

	Shares	Range of Exercise Price			Weighted Average Exercise Price
Options outstanding at July11, 2010	—		$—		$—
Granted	—		—		—
Options outstanding at December 31, 2010	—		—		—
Granted	—		—		—
Options outstanding at December 31, 2011	—		—		—
Granted	3,890,534	0.03	—	2.00	0.33
Forfeited	(115,000)	0.44	—	0.61	0.57
Options outstanding at December 31, 2012	3,775,534	0.03	—	2.00	0.32
Granted	790,000	0.61	—	1.80	1.15
Forfeited	(528,958)	0.03	—	0.61	0.33
Transferred to Immune Inc. 2013 Plan	(4,036,576)	0.03	—	2.00	0.37

Options outstanding at December 31, 2013	—		$—		$—

In September 2013, as a result of the departure of a former officer in April 2013, the Company canceled 345,000 options previously granted to the officer, accelerated the vesting of his outstanding options and extended the period during which he would be entitled to exercise certain vested stock options to purchase the Company’s common stock from three months following the effective date of his resignation to the expiration date of each option granted to the former officer. The Company recorded compensation expense related to the accelerated vesting of his options upon termination of $0.2 million during 2013.

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

In September 2013, the Company created the 2013 Immune Pharmaceuticals Inc. Stock Ownership and Option Plan (the “2013 Plan”) and assumed within the 2013 Plan the outstanding options to purchase 2,635,591 shares of the Company’s common stock at a weighted average exercise price of $0.44 per share expiring in the years 2022 and 2023 that had been originally issued through the Immune Ltd. Plan. No additional shares will be issued from the 2013 Plan. The Company intends to use the 2005 Plan for its future issuances of incentive stock compensation.

Combined Equity Incentive Plans – Immune Inc. and Immune Ltd.

The Company estimated $2.4 million and $6.0 million of share-based compensation for options issued pursuant to its equity incentive plans and the Immune Ltd. Plan during the during the years ended December 31, 2013 and 2012, respectively, that will be recognized as compensation expense over the vesting period. The Company recognized total share-based compensation expense of $3.3 million, $4.5 million and $7.8 million in the years ended December 31, 2013 and 2012 and inception to date, respectively, related to the options granted. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $0.7 million, which will be amortized over the weighted average remaining requisite service period of 2.75 years. Future grants of options will result in additional charges for stock-based compensation that will be recognized over the vesting periods of the respective options.The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

Summarized information for stock option grants for the year ended December 31, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding - 2005 Plan at August 25, 2013	56,920	$161.46	5.34	$—
Granted - Assumed options in merger - 2013 Plan	2,495,951	0.60	8.62	4,295
Granted options - 2005 Plan	640,000	2.47	9.82	4,331
Exercised	—	—
Forfeited	—	—
Expired – 2005 Plan	(22)	4,153.20
Options outstanding - 2005 and 2013 Plans	3,192,849	$3.81	8.80	$4,295

Vested or expected to vest at December 31, 2013 - 2005 and 2013 Plans	3,158,470	$3.86	8.79	$4,283

Options exercisable at December 31, 2013 - 2005 and 2013 Plans	2,852,010	$4.05	8.72	$4,174

The weighted average grant-date fair value of options granted for the year ended December 31, 2013 was $2.27 and was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	Years Ended December 31,
	2013			2012
Expected volatility	92%	–	95%		92%
Risk free interest rate	0.7%	–	3.0%	0.9%	–	2.0%
Dividend yield		–			–
Expected life (years)	5	–	10	5	–	10
Exercise price	$0.61	–	$2.50	$0.03	–	$2.00

The total remaining unrecognized compensation cost related to the non-vested stock options, restricted stock and restricted stock units amounted to $0.7 million as of December 31, 2013, which will be amortized over the weighted-average remaining requisite service period of 2.75 years.

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

  The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model. There were no shares issued under the ESPP during the years ended December 31, 2013 and 2012, so no expense was recorded. A total of 998,043 shares are available for issuance under the ESPP as of December 31, 2013.

Warrants

During the year ended December 31, 2013, Immune Ltd. amended the issued and outstanding warrants to purchase a total of 1,041,409 of its ordinary shares so that the warrants did not expire upon closing of the merger with the Company, and the exercise price of each warrant was set at a price equal to the Company’s stock price on the day of the closing of the merger. During the year ended December 31, 2013, these warrants were further amended so that the aggregate exercise price of the warrants remained unchanged. The Company recorded an expense of $0.7 million for the year ended December 31, 2013 in connection with these amendments.

At various times during 2012, Immune Ltd. issued a total of 702,273 of its ordinary shares to private investors at per share prices ranging from $2.00 to $2.50 plus a total of 209,619 warrants to purchase its ordinary shares for total gross proceeds of $1.2 million. The warrants have a three year life and a weighted average exercise price of $2.50. The Company allocated the gross proceeds between the ordinary shares and the warrants based on their relative fair values. The fair value of the warrants was $0.1 million and was determined using the Black-Scholes option pricing model (volatility-76.8%, risk free rates of 0.3%-0.4%, dividends-zero, weighted average life-3years). The warrants meet the requirements, and have been accounted for, as equity in accordance with ASC 815-40.

In November 2012, Immune Ltd. entered into a share buy-back agreement with two shareholders whereby it agreed to purchase back all shares received in a share purchase agreement if the shareholder elected to do so prior to twelve months thereafter or the closing of an Initial Public Offering or Deemed Liquidation event. The Company recorded a liability of $0.2 million to account for the potential buy-back at December 31, 2012 which was reversed during 2013 when the buy-back commitment expired unexercised.

The following table summarizes information about warrants outstanding at December 31, 2013:

	Warrants	Weighted Average Exercise Price
Warrants outstanding at August 25, 2013	526,642	$55.66
Issued	101,531	3.50
Assumed warrants	1,377,511	2.09
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2013	2,005,684	$16.23

12.  Income (Loss) Per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the years ended December 31, 2013 and 2012 excludes shares underlying stock options and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Due to the reverse merger on August 25, 2013, the earnings per share for the period before the acquisition date presented in these financial statements were computed based on Immune Ltd.’s historical weighted-average number of shares outstanding, multiplied by the exchange ratio that was established in the reverse merger. Therefore, unless otherwise noted, all share and per-share amounts for all periods presented have been retroactively adjusted to give the effect to the exchange ratio.

Such excluded shares are summarized as follows:

	Year Ended December 31,
	2013	2012
Common stock options	3,192,849	63,272
Restricted stock units (unvested)	—	10,125
Shares issuable upon conversion of preferred stock	—	406,563
Shares issuable upon conversion of convertible debt	—	—
Warrants	2,005,684	627,895
Total shares excluded from calculation	5,198,533	1,107,855

13.  Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under agreements accounted for as operating leases. The leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. The Company leases approximately 4,000 square feet located in Tarrytown, NY that expires on March 31, 2014. The Company did not renew this lease. The Company also leases approximately 1,100 square feet located in Herzliya, Israel that expires in December 2016. Rent expense approximated $0.1 million for each of the years ended December 31, 2013 and 2012. Future minimum rental payments under non-cancelable operating leases is approximately $0.1 million for each of the years ended December 31, 2014, 2015 and 2016.

Employment agreements

The Company is committed under various employment agreements with senior management. The agreements provide for, among other things, salary, bonus, severance payment, and certain other payments, each as defined in the respective agreements.

Consulting Contracts

The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments as of December 31, 2013, totaling approximately $0.9 million under these agreements, payable from 2014 through 2016. The Company is obligated to make future royalty payments to iCo, Mablife, Yissum, Dalhousie and Shire.

Litigation

In connection with the Merger, the Company became the defendant in litigation involving a dispute between the plaintiffs Kenton L. Cowley and John A. Flores, and defendant EpiCept Corporation. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a patent for a topical ointment containing ketamine and butamben, known as EpiCept NP-2.  A summary judgment in the Company’s favor was granted in January 2012.   Plaintiffs filed an appeal to the United States Court of Appeals for the Ninth Circuit in February 2012, and a ruling in November 2013 remanded certain findings to the district judge for trial by jury.  The Company believes this complaint is entirely without merit and that incurrence of a liability is unlikely.

14.  Income Taxes

Income tax expense for the years ended December 31, 2013 and 2012 is primarily due to minimum state and local income taxes. The Company recorded a deferred tax liability of $10,870,063 as of December 31, 2013 related to the reverse merger transaction. The deferred tax liability was recorded to account for the book vs. tax basis difference related to the in-process research and development intangible asset which was recorded in connection with the merger.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2013 and 2012.

The change in the valuation allowance for the years ended December 31, 2013 and 2012 was an increase of approximately $11.2 million and $1.3 million, respectively. The large increase in the valuation allowance for the year ended December 31, 2013 was mainly attributable to the reverse merger transaction, which resulted in acquired gross deferred tax assets with a corresponding full valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Property, plant & equipment	$664	$—
Patents and other intangible assets	452	—
Accrued liabilities	433	—
Other	57	13
Net operating loss carryforwards – U.S.	5,230	139
Net operating loss carryforwards – Israel	3,370	1,355
Stock-based compensation	989	—
Gross deferred tax assets	11,195	1,507
Valuation allowance	(11,195)	(1,507)
Gross deferred tax assets after valuation allowance	-	—
Deferred tax liability – Amiket intangible assets	(10,870)	—
Net deferred tax liability	$(10,870)	—

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2013 and 2012 is as follows:

	For the Year Ended December 31,
	2013	2012
U.S. federal statutory tax rate	34.0%	34.0%
State income taxes, net of federal benefit	(3.2)	—
U.S. vs. foreign tax rate differential	(13.9)	(9.4)
Nontaxable bargain purchase gain	38.1	—
Equity-based compensation	(19.2)	—
Other	(0.2)	—
Change in valuation allowance	(35.8)	(24.9)
Effective tax rate	(0.2)%	(0.3)%

The Company has approximately $39.9 million of gross net operating loss carryforwards (federal, state and Israel) as of December 31, 2013. The Company reduced its tax attributes (NOL’s and tax credits) as a result of the Company’s ownership changes in 2007, 2009 and 2013 and the limitation placed on the utilization of its tax attributes as a substantial portion of the NOL’s and tax credits generated prior to the ownership changes will likely expire unused. The most significant reduction in tax attributes occurred in 2013 as a result of the reverse merger.

	December 31,
	2013	2012
	(in millions)
U.S. Federal NOL's	$13.2	$0.3
U.S. State NOL's	13.2	0.3
Israel NOL's	13.5	7.6
Total NOL’s	$39.9	$8.2

The Company’s federal and state NOL’s of $13.2 million each begin to expire after 2030 through 2033. The Company’s Israel NOL of $13.5 million does not expire.

As of January 1, 2007, the Company adopted guidance on accounting for uncertainty in income taxes which clarified the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of this guidance by the Company did not have a material impact on the Company’s financial condition or results of operations and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company has gross liabilities recorded of $40,000 for the years December 31, 2013 and 2012 to account for potential state income tax exposure.  The Company files income tax returns in the U.S. federal jurisdiction, New York, California and Israel.  Since the Company had losses in the past, all prior years that generated NOL’s are open and subject to audit examination in relation to the NOL generated from those years.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
	(in thousands)
Balance at January 1,	$40	$30
Additions related to tax positions	10	10
Reductions related to tax positions	(10)	—
Balance at December 31,	$40	$40

15.  Related-Party Transactions

1.         Daniel Teper

Immune Ltd. issued 500,000 ordinary shares to Daniel Teper, Chairman and Chief Executive Officer of Immune Ltd., at its formation in July 2010. At the time of the transaction, Dr. Teper became a 50% owner of Immune Ltd. along with Jean Kadouche (See Note 15 [3]). Immune Ltd. assigned no value to the shares issued in this transaction.

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

In December 2010, Immune Ltd. entered into a consulting agreement with Dr. Teper under which Immune Ltd. agreed to pay Dr. Teper $25,000 per month for his services as Chief Executive Officer, which became payable upon Immune Ltd. attaining a total of $3 million in financing. In June 2011, Immune Ltd. entered into a services agreement with 21 West Partners LLC, a company owned and controlled by Dr. Teper, under which the Company agreed to pay $200,000 annually for services rendered plus reimbursement for certain expenses. Total expenses recorded for 21 West Partners LLC and Dr. Teper in the aggregate amounted to approximately $200,000, $212,000 and $612,000  in each of the years ended December 31, 2013 and 2012 and the period from July 11, 2010 (inception) through December 31, 2013, respectively. As of December 31, 2013, Immune Ltd.’s outstanding obligations to Dr. Teper under the agreements amounted to $127,000. The consulting agreement with Dr. Teper was terminated in September 2011.

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

In connection with the December 2010 consulting agreement, Immune Ltd. issued ten-year options to Dr. Teper in July 2012 to purchase 300,000 ordinary shares at a price per share of $0.025. The options have vesting provisions based on Immune Ltd. attaining successively higher amounts of financing. All 300,000 options have vested as of December 31, 2013. The fair value of the option grant was $527,000, using the Black-Scholes option pricing formula, which is being expensed over the estimated vesting period. Immune Ltd. awarded a ten-year option grant to purchase 50,000 ordinary shares at a price of $0.4359 per share in July 2012 that was immediately vested. The fair value of the grant was $76,000, which was charged to share compensation expense in the third quarter of 2012.

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

In connection with the December 2010 consulting agreement, Immune Ltd. granted to Mr. Goldner ten-year options to purchase 100,000 ordinary shares at a price per share of $0.025. The options have vesting provisions based on Immune Ltd. attaining successively higher amounts of financing and were all vested as of December 31, 2013. Immune Ltd. assigned no value to the ordinary shares issued to Mr. Goldner. The fair value of the option grant as of the grant date was $176,000, using the Black-Scholes option pricing formula, which was expensed over the estimated vesting period.

In connection with Mr. Goldner’s employment agreement, Immune Ltd. awarded ten-year options to purchase 850,000 ordinary shares in May 2012. 250,000 options have an exercise price of $0.0259 per share and vest quarterly over a two-year period. 600,000 of the options have an exercise price of $0.4359 per share and vest upon the earlier of Immune Ltd. attaining a total of $10 million in financing or upon a Liquidation Event, as defined in the option agreement. The fair value of the grants was approximately $1.4 million as determined by the Black-Scholes option pricing formula and is being expensed over the estimated vesting period.

In November 2012, Immune Ltd. awarded Mr. Goldner an option grant in connection with his continued employment with Immune Ltd. Ten-year options to purchase a total of 95,000 shares were granted at an exercise price of $0.6122 and were immediately vested. The fair value of the grant was approximately $120,000 and was expensed in the fourth quarter of 2012.

Mr. Goldner terminated his employment with Immune Ltd. in April 2013. In connection with the termination, a final agreement was entered in September 2013 whereby options to purchase 700,000 ordinary shares were immediately vested and the exercise term was extended to five years from the date of grant. Immune Ltd. incurred share compensation expense of $241,000 in connection with the termination and immediate acceleration of the vesting of Mr. Goldner’s options.

3.         Jean Elie Kadouche, Ph.D.

Immune issued 500,000 ordinary shares to Jean Elie Kadouche at its formation in July 2010. At the time of the transaction, Dr. Kadouche became a 50% owner of Immune Ltd. Immune Ltd. assigned no value to the shares issued in this transaction.

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

In December 2011, Immune Ltd. entered into a new consulting agreement pursuant to which Dr. Kadouche became a strategic advisor and member of Immune Ltd.’s Scientific Advisory Board. Immune Ltd. expensed fees associated with this agreement of $5,000, $53,000 and $241,000 in the years ended December 31, 2013 and 2012, and the period from July 11, 2010 (inception) to December 31, 2013, respectively. As of December 31, 2013, $20,000 was due to Dr. Kadouche and is presented within due to related parties in the accompanying consolidated balance sheets.

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

4.         Herve de Kergohen

Herve de Kergohen, M.D. was a member of the Company’s board of directors from August 2013 until October 2013. In December 2011, Immune Ltd. agreed to compensate Dr. Kergohen for his services in securing new financing for Immune Ltd. Immune Ltd. agreed to pay Dr. Kergohen 5% of the proceeds from an investment transaction in cash and 50,000 ten-year options to purchase Immune Ltd.’s ordinary shares at an exercise price of $0.0265 per share. Immune Ltd. compensated Dr. Kergohen $43,000 in cash in 2011 for his services in connection with this agreement, and in July 2012 issued ten-year options having a fair value of $88,000 based on the Black-Scholes option pricing formula. The warrants are fully vested.

In July 2012, in connection with his board service, Immune Ltd. awarded Dr. Kergohen options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $82,000.

5.         Isaac Kobrin

Isaac Kobrin, M.D., is currently a member of the Company’s board of directors. In November 2011, Immune Ltd. agreed to compensate Dr. Kobrin $5,000 per month for consulting services plus options to purchase 60,000 ordinary shares at an exercise price of $0.0265, which agreement has expired. Immune Ltd. expensed $30,000, $45,000, and $90,000 in the years ended December 31, 2013 and 2012, and the period from July 11, 2010 (inception) to December 31, 2013, respectively, in connection with this agreement. As of December 31, 2013, $60,000 was due to Dr. Kobrin and is presented within due to related parties in the accompanying consolidated balance sheets. Immune Ltd. issued the ten-year options in July 2012 with a fair value of $106,000 based on the Black-Scholes option pricing formula.

In July 2012, in connection with his board service, Immune Ltd. awarded Dr. Kobrin ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $82,000.

In October 2013, in connection with his board service, Immune Ltd. awarded Dr. Kobrin ten-year options to purchase 100,000 ordinary shares at an exercise price of $2.50 per share. Half of the options were immediately vested and half of the options vest within a three year period. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $242,000.

6.         Rene Tanenbaum

Rene Tanenbaum was a member of Immune Ltd.’s board of directors from August 2011 until October 2012. Immune Ltd. signed a consulting agreement with the firm of Myrtle Potter & Company in March 2012 at which time Ms. Tanenbaum was associated with the firm. In July 2012, Ms. Tanenbaum received an allocation of ten-year options to purchase 42,236 ordinary shares from the total amount of options issued to the firm in connection with the consulting agreement. The options had an exercise price of $0.6122 and were immediately vested. The fair value of the options was approximately $65,000 based on the Black-Scholes option pricing formula.

In July 2012, in connection with her board service, Immune Ltd. awarded Ms. Tanenbaum options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $82,000.

In December 2013, in connection with her board service, Immune Ltd. awarded Ms. Tanenbaum options to purchase 90,000 ordinary shares at an exercise price of $2.35 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $204,000.

7.         David Naveh

Immune Ltd. signed a consulting agreement with David Naveh in November 2009 to provide strategic advice. The contract provided for a monthly fee of $11,500 commencing once Immune Ltd. had raised $2 million in financing. Immune Ltd. expensed $0 for each of the years ended December 31, 2013 and 2012, and $131,000 for the period from July 11, 2010 (inception) to December 31, 2013, respectively, in connection with this agreement.

In January 2011 Immune Ltd. revised its agreement with Mr. Naveh. Immune Ltd. agreed to pay a monthly consulting fee of $5,000 commencing upon Immune Ltd.’s attaining $3 million in financing. Immune Ltd. also agreed to issue to Mr. Naveh ten-year options to purchase 100,000 ordinary shares at an exercise price of $0.0265. The agreement was revised again in April 2012, reducing the consulting fee in return for a grant of ten-year options to purchase 155,000 ordinary shares at a price per share of $0.0265, 115,000 of which vested immediately and 25,000 were to vest upon attaining $3 million in financing and 15,000 were vested on December 31, 2012. All of the options were issued in July 2012. The fair value of the option grants totaled approximately $450,000 based on the Black-Scholes option pricing formula.

David Naveh was a member of Immune Ltd.’s board of directors from August 2011 until October 2012. In July 2012, in connection with his board service, Immune Ltd. awarded Mr. Naveh ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $82,000.

In January 2013, the consulting agreements with Mr. Naveh were terminated. In connection with the termination, Immune Ltd. agreed to extend the exercisability of the 280,000 vested options for a period of 24 months. Immune Ltd. incurred share-based compensation expense of $0.1 million in connection with the vesting.

8.         Simon Benita, Ph.D

Simon Benita, Ph.D., is the chairman of Immune Ltd.’s Scientific Advisory Board and a professor at the Hebrew University of Jerusalem. In June 2010, Immune Ltd. signed a consulting agreement with Dr. Benita related to his work in nano- and micro-particulate drug delivery systems. Immune Ltd. expensed $135,000 in connection with the agreement during the period from July 11, 2010 (inception) to December 31, 2013. In May 2012, in connection with the agreement, Immune Ltd. issued ten-year options to purchase 100,000 ordinary shares, 50,000 of which are immediately exercisable at $0.0265 and 50,000 are immediately exercisable at $0.4359. The fair value of the options was approximately $167,000 based on the Black-Scholes option pricing formula.

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

In October 2012, Immune Ltd. issued to Dr. Benita ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.6122 per share. The options were immediately vested. The fair value of the option grant was approximately $70,000 based on the Black-Scholes option pricing formula. As of December 31, 2013, $0.1 million is payable by the Company to Dr. Benita.

9.         Mark E. Rothenberg, M.D., Ph.D

Mark E. Rothenberg, M.D., Ph.D. is the co-chairman of Immune Ltd.’s Scientific Advisory Board. In March 2011, Immune Ltd. agreed to compensate Dr. Rothenberg $5,000 per month for consulting services plus 400,000 ordinary shares. Immune Ltd. expensed $60,000, $60,000 and $193,000 in connection with the agreement for the years ended December 31, 2013 and 2012, and for the period from July 11, 2010 (inception) to December 31, 2013, respectively. The share grant was valued at $340,000 based on the fair value of the share as of the date of grant.

In November 2012, in connection with his service on Immune Ltd.’s Scientific Advisory Board, Immune Ltd. awarded Dr. Rothenberg ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.6122 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $70,000. As of December 31, 2013, $0.1 million is payable by the Company to Dr. Rothenberg.

In December 2013, in connection with his board service, Immune Ltd. awarded Mr. Rothenberg options to purchase 50,000 ordinary shares at an exercise price of $2.35 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $114,000.

10.       Philippe Salphati

In June 2010, Philippe Salphati, an investor in the Company , signed a consulting agreement with Immune Ltd. and became a member of Immune Ltd.’s Board of Strategic Advisors. The agreement compensated Mr. Salphati with a fee of $5,000 per quarter, payable commencing upon Immune Ltd.’s attaining $3.0 million in financing. Immune Ltd. expensed $20,000, $0, and $70,000 in connection with the agreement in the years ended December 31, 2013 and 2012, and the period from July 11, 2010 (inception) to December 31, 2013, respectively. As of December 31, 2013, $10,000 is payable by the Company to Philippe Salphati. In January 2012, in connection with the agreement, Immune Ltd. issued ten year options to purchase 20,000 ordinary shares with an exercise price of $0.0265. These options vest quarterly over four years. Immune Ltd. also issued ten year options to purchase 13,926 ordinary shares at an exercise price of $0.0265 that were vested immediately in connection with Mr. Salphati’s investment in Immune Ltd.’s ordinary shares. In November 2012, Immune Ltd. also issued options to purchase 3,250 ordinary shares at an exercise price of $2.00. The ordinary shares purchase was made at a fair value of $1.71 per share, and the option grants had a fair value of approximately $62,000 based on the Black-Scholes option pricing formula.

11.       Omar Chane

In March 2012, Omar Chane, an investor in the Company, signed a consulting agreement with Immune Ltd. and became a member of Immune Ltd.’s Board of Strategic Advisors. No cash compensation was payable under the agreement. In January 2012, in connection with the agreement, Immune Ltd. issued ten-year options to purchase 10,000 ordinary shares with an exercise price of $0.0265. These options were immediately vested. The options had a grant date fair value of approximately $17,000 based on the Black-Scholes option pricing formula.

12.        Daniel Kazado and Melini Capital Corp.

In October 2013, in connection with his appointment as a member to board of directors of the Company, Immune Ltd. awarded Daniel Kazado ten-year options to purchase 100,000 ordinary shares at an exercise price of $2.50 per share. Half of the options were immediately vested and half of the options vest within a three year period. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $242,000.

In January 2014, the Company entered into a consulting agreement with Melini Capital Corp., to which Mr. Kazado is related. In accordance with the agreement, Melini Capital Corp. shall be entitled to an annual grant of 200,000 restricted shares of common stock of the Company.

Melini Capital Corp. had previously received options to receive an aggregate of 750,000 shares of common stock. As of December 31, 2013, those options have completely vested. The options had a grant date fair value aggregating approximately $1.2 million based on the Black-Scholes option pricing formula.

In April 2014, the Company entered into a revolving line of credit with Melini Capital Corp. (See Note 17).

16.     Government Grants

The Company has received several grants from the State of Israel’s Ministry of Industry, Trade & Labor. At December 31, 2013 and 2012, the grants received by the Company totaled approximately $0.5 million, which were recorded as a long term liability. The terms of these grants require the Company to pay royalties (up to the total grant amount) on any revenue-generating goods or services developed from the research funded by these grants.

17.     Subsequent Events

In January 2014, the Company entered into certain  agreements for investor-related consulting services.. In accordance with these agreements, the consultants  shall be entitled to an annual grant of 200,000 restricted shares of common stock of the Company for each of the next three years, totaling 600,000 restricted shares of stock in total. Each 200,000 restricted share grant vests on a monthly basis during the twelve month period from the date of grant.

In March 2014, the Company raised gross proceeds of $11.7 million through the sale of our  newly designated Series C 8% Convertible Preferred Stock, or the Preferred Stock, convertible into shares of its common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering by us of at least $10 million, a five-year warrant to purchase one half of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase one half of a share of common stock at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred Stock then in effect. In connection with the offering, the Company has agreed to file a registration statement to register the shares of common stock underlying the preferred stock and warrants. Under the agreement, the registration statement must be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines are not met, monthly liquidating damages of 1.5% of the subscription amount (with a 12% cap) will be due to the purchaser. The Company received net proceeds of approximately $8.9 million from the sale of the Preferred Stock, after deducting transaction fees and expenses, and expects to receive an additional $1.0 million from one investor which initially paid its subscription with a short-term promissory note. Included in this amount is a deposit for future financing of $0.5 million the Company received in November and December 2013 and an additional $0.6 million received prior to the signing of the transaction during the first quarter of 2014. The Company will require significant further funding to continue our development plans beyond 2014.

In April 2014, the Company entered into a three-year, $5.0 million revolving line of credit with its existing stockholder, who is related to a member of the Company’s board of directors. Borrowings under this line of credit incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit become due upon maturity, April 7, 2017. This facility is unsecured and subordinated to the Company’s senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5 million.

EXHIBIT INDEX

Number	Exhibit

2.1

Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, by and among EpiCept Corporation, EpiCept Israel Ltd. and Immune Pharmaceuticals Ltd.; Amendment to Merger Agreement and Plan of Reorganization, dated as of November 27, 2012; Amendment No. 2 to Merger Agreement and Plan of Reorganization, dated as of February 11, 2013; Amendment No. 3 to Merger Agreement and Plan of Reorganization, dated as of March 14, 2013; and Amendment No. 4 to Merger Agreement and Plan of Reorganization, dated as of June 17, 2013; (incorporated by reference to our Definitive Proxy Statement on Form DEF 14A filed June 18, 2013).

2.2

Agreement and Plan of Merger, dated as of September 6, 2005, among EpiCept Corporation, Magazine Acquisition Corp. and Maxim Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Maxim Pharmaceuticals Inc.’s Current Report on Form 8-K filed September 6, 2005).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed May 21, 2008).

3.2	Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 9, 2009).

3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January14, 2010).

3.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 21, 2013).

3.5	Certificate of Designation of Series A 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 9, 2012).

3.6	Amendment to Certificate of Designation of Series A 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 2, 2012).

3.7	Certificate of Designation of Series B 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 3, 2012).

3.8	Amendment to Certificate of Designation of Series B 0% Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed October 2, 2012).

3.9

Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 11, 2014).

3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 18, 2010).

4.1	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-k filed July 1, 2010).

10.1

Loan and Security Agreement, dated May 27, 2011, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 31, 2011).

10.2

Consent Agreement, dated June 18, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 21, 2012).

10.3

First Amendment to Loan and Security Agreement, dated August 27, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 31, 2012).

10.4	Second Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 1, 2013).

10.5	Third Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated August 23, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 29, 2013).

10.6

Fourth Amendment, Consent and Waiver to Loan and Security Agreement by and among Immune Pharmaceutical, Inc., Maxim Pharmaceuticals Inc., Cytovia, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed March 11, 2014).

10.7†	1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the EpiCept Form S-1 filed January 1, 2005).

10.8†	Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 30, 2007).

10.9†	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Form S-4 filed November 1, 2005).

10.10†	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed December 23, 2008).

10.11†*	Employment Agreement dated as of September 1, 2011, between Immune Pharmaceuticals Ltd. and Daniel Gideon Teper.

10.12†

Amended and Restated Employment Agreement, by and between EpiCept Corporation and Robert W. Cook, dated as of July 21, 2010 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed July 26, 2010).

10.13†*	Settlement Agreement and General Release with the Registrant’s former Chief Medical Officer, Dr. Stephane Allard dated March 11, 2014.

10.14†

Form of Indemnification Agreement between EpiCept Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1/A filed April 28, 2005).

10.15

Reset Offer, dated September 24, 2012, by and among EpiCept Corporation and the holders of warrants issued in the Securities Purchase Agreements dated February 8, 2012 and March 28, 2012. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 27, 2012).

10.16	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 10, 2009).

10.17	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 19, 2009).

10.18	Common Stock Purchase Warrant, dated August 23, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 29, 2013).

10.19

Securities Purchase Agreement, dated March 10, 2014, by and among the Company and the Purchasers part thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 11, 2014).

10.20	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed March 11, 2014).

10.21

Services Agreement, dated as of August 6, 2013, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 19, 2013).

10.22

Option Agreement, dated as of August 10, 2013, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 19, 2013).

10.23

Transition Service Agreement between EpiCept Corporation and Keith L. Brownlie dated August 20, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 26, 2013).

10.24	Transition Service Agreement between EpiCept Corporation and Alan Dunton dated August 20, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 26, 2013).

10.25	Transition Service Agreement between EpiCept Corporation and Robert G. Savage dated August 20, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 26, 2013).

10.26

Cooperation Agreement, dated June 18, 2012, by and among Meda AB, EpiCept Corporation and EpiCept GmbH (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed June 21, 2012).

10.27

Consulting Services Agreement, dated as of August 10, 2013, by and between Immune Pharmaceuticals Ltd. and Jean Elie Kadouche (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed November 19, 2013).

10.28*	Research and License Agreement dated as of April 6, 2011, by and between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd.

10.29*

First Amendment to the Research and License Agreement , dated September 26, 2011, between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd.

10.30*±	Product Sublicense Agreement dated as of December 7, 2010, by and between Immune Pharmaceuticals Ltd., Immune Pharmaceuticals Corporation and iCo Therapeutics Incorporated.

10.31*	Assignment Agreement, dated as of March 28, 2012, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.)

10.32*	Assignment Agreement Amendment, dated as of February 8, 2014, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.)

10.33	Sublicense Agreement, dated as of August 27, 1999, between Epitome Pharmaceuticals Limited (Dalhousie University) and American Pharmed Labs, Inc. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S1 filed May 3, 2005).

10.34

License Agreement, dated as of March 1, 2004, by and between Shire Biochem Inc., Maxim Pharmaceuticals, Inc. and Cytovia, Inc., as amended (incorporated by reference to Exhibit 10.1 to each of Maxim Pharmaceuticals, Inc.’s Quarterly Reports on Form 10-Q filed May 7, 2004 and May 5, 2005, respectively).

10.35*	Waiver and Amendment to License Agreement, dated as of April 3, 2014, by and between Immune Pharmaceuticals Inc. and Dalhousie University.

21.1*	List of Subsidiaries of Immune Pharmaceuticals Inc.

23.1*	Consent of EisnerAmper LLP.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013, and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, and December 31, 2012 (iii) Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013, and December 31, 2012 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, and December 31, 2012, and (v) the Notes to Consolidated Financial Statements.

*Filed herewith.

** Furnished herewith.

†   Management contract or compensatory plan or arrangement.

± Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.

(c) Financial Statements Schedules.

None.