Form 10-K/A
period 2013-12-31
IMMUNE PHARMACEUTICALS INC
filed 2014-04-24
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K/A

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

As of April 21, 2014, the registrant had outstanding 13,699,808 shares of common stock, $.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Immune Pharmaceuticals Inc. (the “Registrant”) for the year ended December 31, 2013 as filed on April 9, 2014 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “likely,” “outlook,” or similar words or expressions or the negatives of such words or expressions are intended to identify forward-looking statements. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in Item 1A “Risk Factors” in the Original Form 10-K, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact. All information set forth in this Amendment is as of the date of filing this Amendment and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

SMALLER REPORTING COMPANY – SCALED DISCLOSURE

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies.”

IMMUNE PHARMACEUTICALS INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2013

Table of Contents

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT AND CORPORATE GOVERNANCE

Directors, Executive Officers and Certain Other Non-Executive Officers

The table below sets forth the name, age and position of each of our directors and executive officers and certain other non-executive officer members of our management team.

Name	Age	Position

Directors and Executive Officers
Daniel G. Teper, Pharm. D.	54	Chairman and Chief Executive Officer.
David Sidransky, M.D.(1) (2)	53	Lead Independent Director
Ana Stancic(1) (2) (3)	56	Director
Daniel Kazado	48	Director
Isaac Kobrin, M.D.	66	Director
Rene Lerer, M.D.(1) (2) (3)	59	Director
Non-Executive Officer Management Team
Eugene Williams	54	Consulting Chief Operating Officer
Elliot Goldstein, M.D.	63	Consulting Chief Medical Officer

(1)     Member of our Audit Committee

(2)     Member of our Compensation Committee

(3)     Member of our Nominating and Corporate Governance Committee

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Daniel Gedeon Teper, Pharm. D., 54, has been the Chairman and Chief Executive Officer of the Company since August 25, 2013, when he was appointed to such positions pursuant to the terms of the merger. Dr. Teper founded Immune Pharmaceuticals Ltd. and served as its chairman and chief executive officer from January 2010 through August 25, 2013. From 2005 to 2009, Dr. Teper was a New York-based Managing Partner and Head of North America at Bionest Partners, a global management consulting firm, where he advised pharmaceutical and public biotechnology companies with respect to corporate strategy, business development, mergers and acquisitions, new product development and commercialization. From 2000 until 2004, Dr. Teper held various senior management roles in the U.S., including senior vice president of sales and business development at Softwatch, an internet healthcare company, where he assisted in raising $30 million in venture capital and expanding the company to over 150 employees. From 1996 to 1999, Dr. Teper served as global president of Havas-Euro Rscg Healthcare Worldwide where he expanded operations internationally and advised pharmaceutical companies on global launches of major new drugs in multiple disease areas. Dr. Teper started his career in 1984 at Novartis headquarters in Basel, Switzerland, and then in the U.S. from 1985 until 1990 where he held management responsibilities in sales and marketing and eventually became the head of new product development for Cardiovascular Products. From 1990 until 1992, Dr. Teper held general management positions in France, first as a senior vice president and head of marketing and sales of Laboratoires at GlaxoSmith Kline, and then as president and chief operating officer of Laboratories at Delagrange (which was acquired by Synthelabo, a predecessor to Sanofi). In 1993, Dr. Teper founded and was the chief executive officer of WINTEC Pharma, a specialty pharmaceutical company. In 1995, Dr. Teper sold the anti-infectives segment of WINTEC Pharma to Norgine (UK) and the dermatology segment to Galephar (Belgium). In 1999, Dr. Teper co-founded Novagali (NYSE Euronext: NOVA), a pharmaceutical company specializing in ophthalmology and which was recently acquired by Japan’s Santen. Dr. Teper holds a Doctor of Pharmacy degree from Paris XI University and an MBA from INSEAD, where he was a J. Salmon scholar. We believe that Dr. Teper is qualified to serve as on our board of directors due to his many years of service as our Chief Executive Officer and former Chief Executive Officer of Immune Ltd., his extensive knowledge of our Company and his extensive experience within our industry.

David Sidransky, M.D., 53, has been a member of our board of directors and the chairman of the compensation committee of the board of directors of the Company since August 25, 2013, when he was appointed to such positions pursuant to the terms of the merger. Dr. Sidransky is the Lead Independent Director. Dr. Sidransky is a renowned oncologist and research scientist named and profiled by TIME magazine in 2001 as one of the top physicians and scientists in America, recognized for his work with early detection of cancer. He also serves as a member of the board of directors of Tamir Biotechnology, Inc. (ACLE.PK), Rosetta Genomics (NASDAQ: ROSG), Champions Oncology, Inc. (OTCBB: CSBR), Orgenesis Inc. (OTCBB: ORGS), Celsus Therapeutics PLC (NASDAQ: CLTX) and Advaxis Inc. (NASDAQ: ADXS). From July 2012 through September 2013, Mr. Sidransky served as a member of the board of directors of K–V Pharmaceutical Company. K-V Pharmaceutical Company filed a voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, on August 4, 2012 and emerged from bankruptcy in September 2013. Since 1994, Dr. Sidransky has been the director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine and Professor of oncology, otolaryngology, cellular & molecular medicine, urology, genetics, and pathology at John Hopkins University and Hospital. Dr. Sidransky has authored over 300 peer-reviewed publications in the field of oncology during the past decade. He has contributed more than 40 cancer reviews and chapters. Dr. Sidransky is a founder of a number of biotechnology companies and holds numerous biotechnology patents. From 2006 to 2008, he served as vice chairman of the board of directors, and was, until the merger with Eli Lilly, a director of ImClone Systems, Inc., a global biopharmaceutical company committed to advancing oncology care. Since 2008, he has been the Chairman of Champions Oncology and since 2006, has been the Chairman of Tamir Biotechnology Corporation. He is currently serving and has served in the past on scientific advisory boards of MedImmune, LLC, Hoffmann-La Roche Ltd., Amgen Inc. and Veridex, LLC (a Johnson & Johnson diagnostic company), among others. From 2005 to 2008, Dr. Sidransky served as director of the American Association for Cancer Research (the “AACR”). Dr. Sidransky is the recipient of a number of awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians, and the 2004 Richard and Hinda Rosenthal Award from the American Association of Cancer Research. Dr. Sidransky is a graduate of Brandeis University and received his M.D. in 1984 from the Baylor College of Medicine. In 1991, Dr. Sidransky completed an oncology fellowship at Johns Hopkins Medical Hospital and is board certified in internal medicine and oncology. We believe that Dr. Sidransky is qualified to serve as a member of our board of directors, due to his professional experience, including his various roles with other biopharmaceutical companies, and his extensive knowledge, industry expertise and years of experience in leading public biopharmaceutical companies.

Ms. Ana Stancic, MBA, CPA, 56, became a director of the Company and the chair of the audit committee on August 25, 2013, when she was appointed to such positions pursuant to the terms of the merger. Ms. Stancic has over 25 years of leadership experience in the life science industry.  She has extensive experience in the development and execution of business strategy, capital market transactions, mergers and acquisitions and has successfully restructured a number of companies. Since 2010, Ms. Stancic has served as a member of the board of directors of K-V Pharmaceutical Company, from 2008 through 2013, she served as a member of the board of directors and as chair of the audit committee of Champions Oncology and from 2011 through 2012 she served as a member of the board of directors of Genta Incorporated. K-V Pharmaceutical Company filed a voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, on August 4, 2012 and emerged from bankruptcy in September 2013. From 2011 to 2012, Ms. Stancic was executive vice president, principal executive officer and chief operating officer of Enzon Pharmaceutical. Prior to joining Enzon, Ms. Stancic served from 2010 to 2011 as senior vice president and chief financial officer of M2Gen, a wholly owned for-profit subsidiary of Moffitt Cancer Center. From 2008 to 2009, she served as chief financial officer of Aureon Biosciences, Inc., a private oncology diagnostic company. From 2007 to 2008, she was executive vice president and chief financial officer at Omrix Biopharmaceuticals, Inc., which was acquired by Johnson & Johnson. From 2004 to 2007, Ms. Stancic was at ImClone Systems, Inc., or ImClone, which was acquired by Eli Lilly, Inc. At ImClone, she served in various leadership roles, including senior vice president and principal financial officer. Ms. Stancic began her career at PricewaterhouseCoopers in the assurance practice where she had responsibility for international and national companies in the pharmaceutical and services industries. Ms. Stancic is a Certified Public Accountant and holds an M.B.A. from Columbia University Graduate School of Business. We believe that Ms. Stancic is qualified to serve on our board of directors based on her extensive experience with the development and execution of business strategy, capital market transactions, mergers and acquisitions, as well as her extensive accounting and financial experience in the biopharmaceutical industry.

Daniel Kazado, 48, became a director of the Company on October 10, 2013. Mr. Kazado is a senior advisor to Melini Capital, a family owned private and public equity firm investing internationally in several industries since its incorporation in 2012. Melini Capital has been an early and significant investor in Immune Pharmaceuticals. Mr. Kazado built his own management consulting firm over 15 years to 25 professionals advising boards of directors and senior management in multiple industries, and in 2002, sold the company to Altran Technologies, a global engineering and management consulting group with revenues of over $1 billion. Mr. Kazado earned a bachelor’s degree in Business Administration and a master’s degree in Management from Lyon University in France. We believe that Mr. Kazado is qualified to serve on our board of directors based on his experience with advising boards of directors and senior management of in multiple industries, including our industry, with respect to management and other business aspects.

Isaac Kobrin, M.D., 66, has served as a director of Pharmaceuticals Ltd. since November 2011 and became a director of the Company and the chair of the research and development committee on August 25, 2013, when he was appointed to such positions pursuant to the terms of the merger. During the past 23 years, Dr. Kobrin has led clinical programs from Phase I development through regulatory approval, marketing and launch for several major drugs, including Posicor and Tracleer. Beginning in 1989 and until 1999, Dr. Kobrin spent ten years at Roche’s global headquarters in Basel, Switzerland and in Nutley, New Jersey, as an international clinical leader and later as an international group leader in the cardiovascular department. Dr. Kobrin joined Actelion Pharmaceuticals (SIX: ATLN) in September 1999 to build and lead its clinical development department and remained with Actelion until January 2012. At Actelion, Dr. Kobrin held the position of Head of Clinical Development until 2009, when he was appointed chief medical officer and chairman of the strategic and portfolio board and a member of the executive committee. Also at Actelion, Dr. Kobrin led the development of several large Phase III programs, including the worldwide regulatory approval of Tracleer, Actelion’s lead compound for the treatment of pulmonary arterial hypertension. This led to the successful launch and commercialization of Tracleer with sales in excess of CHF 1.5 billion in 2012. Moreover, Dr. Kobrin led a successful initial public offering on the Swiss Stock Exchange at a valuation of over CHF 1 billion within three years of Actelion’s formation. Since 2011, Dr. Kobrin has also served as a director of ProteoMedix AG in Switzerland. Dr. Kobrin graduated from and completed his residency at Hadassah Medical School in Jerusalem. He is board certified in internal medicine and completed a Fullbright Fellowship at the Ochsner Foundation in New Orleans, Louisiana. Prior to joining Roche in 1989, Dr. Kobrin was a senior lecturer and senior physician in the Department of Internal Medicine and the Director of Pre-Clinical and Clinical Hypertension Research at Hadassah University Hospital. We believe that Dr. Kobrin is qualified to serve on our board of directors based on his extensive experience with leading clinical trial programs and the launching and development of pharmaceuticals.

Rene Lerer, M.D., 59, joined our board of directors in October 10, 2013. Dr. Lerer is an accomplished health care leader with more than thirty years of significant, hands- on experience. From January 2004 through December 2013, he lead the transformation, diversification, and growth of Magellan Health Services (NASDAQ: MGLN), serving first as president and chief operating officer before being named chairman and chief executive officer. During his tenure, he operationally and financially transformed Magellan into a leading specialty health care company with revenue of more than $3 billion and a market cap of over $1.5 billion. In addition to his accomplishments at Magellan, Dr. Lerer’s extensive experience and expertise includes serving as founder and president of the Internet Healthcare Group, serving as the chief operating officer of Prudential Healthcare, and holding senior executive positions with Value Health, Value Health Sciences and The Travelers Companies. Dr. Lerer served on the board of directors of Integra Partners, HIAS, a U.S.-based international resettlement organization serving refugees in the U.S., and on the board of Regents for Higher Education for Connecticut State Colleges and University. Dr. Lerer holds a Bachelor of Science Degree in Psychobiology from Oberlin College, and a Doctor of Medicine Degree from the School of Medicine of the State University of New York at Buffalo. We believe that Dr. Lerer is qualified to serve on our board of directors based on his extensive experience and knowledge in the field of health care and years of executive leadership in the biopharmaceutical industry.

The following is a brief account of the education and business experience of the current non-executive officer members of our management team:

Elliot Goldstein, M.D., 63, joined our management team as Consulting Chief Medical Officer on April 2, 2014. Dr. Goldstein brings a unique track record in the clinical, regulatory and commercial development of new pharmaceuticals. Dr. Goldstein began his career with Sandoz Pharmaceuticals (now Novartis), a fourteen-year period on drug development in France, Basel, Switzerland Global Headquarters, including as Head of Clinical R&D in the United States. He subsequently held positions as SVP of Strategic Product Development at SmithKline Beecham (now GSK), CEO of British Biotech (Oxford, UK), Chief Operating Officer and Chief Medical Officer of Maxygen, and President and CMO of a startup biotech devoted to development of biosimilar monoclonal antibodies. Dr. Goldstein holds an M.D. from the University Aix-Marseille II, Marseille, France, and a B.Sc. from McGill University, Montreal.

Eugene Williams, 54, joined our management team as Consulting Chief Operating Officer on April 2, 2014. Mr. Williams is a former SVP at Genzyme, with senior roles integrating commercialization, drug development, and deal making. He is also an entrepreneur, as the founder and director of Adheris, which became the largest company in the patient adherence area. He was previously a strategy consultant at Bain and Corporate Decisions Inc. (a Bain Spin off, now part of Oliver Wyman), where he was co-Head of Healthcare and spent extensive time on speeding and improving the drug development process and on commercialization strategies. Mr. Williams was most recently the CEO of Dart Therapeutics, an Orphan Disease drug development company. Mr. Williams holds a B.A. from Harvard University and an M.B.A. from Harvard Business School.

Family Relationships

There are no family relationships among any of our current or former directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or non-executive officers has been involved in any legal proceeding in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Procedures by which Stockholders may Nominate Directors

For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to our by-laws, the stockholder must give timely notice thereof in writing to Corporate Secretary, Immune Pharmaceuticals Inc., 708 Third Avenue, Suite 210, New York, NY 10017, and any such businesses other than the nominations must constitute a proper matter for stockholder action. In accordance with our By-laws, to be timely, a stockholder’s notice shall be delivered in writing to Corporate Secretary, Immune Pharmaceuticals Inc., 708 Third Avenue, Suite 210, New York, NY 10017, not later than the close of business on the sixtieth day nor earlier than the close of business on the ninetieth day prior to the first anniversary of the preceding year’s annual meeting (provided, however, that in the event that the date of the annual meeting is more than thirty days before or more than seventy days after such anniversary date, notice by the our stockholders must be so delivered not earlier than the close of business on the sixtieth day prior to such annual meeting and not later than the close of business on the later of the ninetieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made by us.

Audit Committee and Financial Experts

Our Audit Committee currently consists of Ms. Stancic (Chairwoman) and Messrs. Sidransky and Lerer. Our Audit Committee met four times during the fiscal year ended December 31, 2013. Our Audit Committee is responsible for retaining and overseeing our independent public accounting firm, approving the services performed by our independent public accounting firm and reviewing our annual financial statements, accounting policies and our system of internal controls. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and The NASDAQ Stock Market, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Ms. Stancic is an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on the “Investors-Corporate Governance-Committees” section of our website at www.immunepharmaceuicals.com.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2013 were met, except that three reports, covering an aggregate of seven transactions, were filed late by Messrs. David Sidransky (two reports) and Daniel Kazado (one report), and an initial report of ownership was filed late by Mr. David Sidransky.

CODE OF CONDUCT AND ETHICS

A Code of Business Conduct and Ethics that applies to all our employees, and a Supplemental Code of Ethics that specifically applies to chief executive officer and chief financial officer. The text of the Supplemental Code of Ethics is publicly available on our website at www.immunepharmaceuicals.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investors-Corporate Governance” section of our website at www.immunepharmaceuicals.com or included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation paid or accrued during the last two fiscal years ended December 31, 2013 and 2012 to (i) our Chief Executive Officer, and (ii) our two next most highly compensated former executive officers who earned more than $100,000 during the fiscal year ended December 31, 2013 and were serving as executive officers as of such date, collectively referred to in this prospectus as the “named executive officers”.

Name/Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Daniel G. Teper	2013	112,709 (2)(3)	—	—	52,571(3)(4)	165,280 (3)
Chairman and Chief Executive Officer	2012	—	—	—	—	—

Robert W. Cook (5)	2013	364,994(6)	—	—	19,771(7)	384,761
Former Chief Financial Officer.	2012	326,229(6)	7,615	—	18,215(7)	402,059

Stephane Allard (8)	2013	283,662	—	—	20,948(7)	304,610
Former Chief Medical Officer	2012	283,662	45,615	—	18,200(7)	347,477

(1)

Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(2)

On August 25, 2013, pursuant to the consummation of the merger, Dr. Teper joined us as our Chairman and Chief Executive Officer. The amounts disclosed above exclude compensation paid to Mr. Teper, by Immune Ltd. prior to the merger. In the period from January 1, 2013 to the merger date, total compensation paid by Immune Ltd. for salary was $85,304 and $133,333 was accrued to 21 West Partners LLC, a company owned and controlled by Dr. Teper, by one of our subsidiaries, Immune Corp., $127,000 of which were deferred as of December 31, 2013. In 2014, Dr. Teper purchased shares of preferred stock and warrants for an aggregate purchase price of $60,000 in the private placement completed on March 14, 2014, which was paid by our outstanding obligation in the same amount to 21 West Partners LLC. The remainder of the deferred amount together with $7,500 which was deferred by Immune Ltd. was repaid during the first quarter of 2014. In fiscal year 2012, Immune Ltd. paid $113,815 for salary and $200,000 consulting fees were paid to 21 West Partners LLC by Immune Corp.

(3)	Based upon an average exchange rate of 3.6107 and 3.8557 between the NIS and U.S. Dollar for 2013 and 2012, respectively.

(4)

Represents contributions to: (a) continued savings fund (Keren Hishtalmut), (b) disability insurance (Ovdan Kosher Avoda) and (c) statutory national insurance (Bituach Leumi) in the aggregate total amount of $3,520 in 2013 and $31,671 in 2012. Additionally, includes travel reimbursement in the aggregate amount of $49,051 in 2013 and $47,931 in 2012. This amount excludes contributions of $13,065 and $100,648 travel reimbursement prior to the merger.

(5)

Mr. Cook was appointed Interim President and Chief Executive Officer and Chief Financial Officer in August 2012 and served in this position until the consummation of the merger on August 25, 2013. Since the closing of the merger until his resignation effective on April 10, 2014, Mr. Cook served as our Chief Financial Officer.

(6)	Includes $64,944 for fiscal year 2013 and $36,290 for fiscal year 2012, respectively, in compensation that has not yet been paid.

(7)	Includes premiums for health benefits and for life and disability insurance paid on behalf of the named executive officer.

(8)	As of March 11, 2014, Dr. Allard’s employment as our Chief Medical Officer was terminated.

Narrative Disclosure to Summary Compensation Table

Dr. Daniel G. Teper

Effective upon the consummation of the merger on August 25, 2013, Dr. Teper, our Chief Executive Officer, is entitled to compensation of $360,000 per year as a base salary, options to purchase 750,000 shares of our common stock which vest quarterly over a three year period, which options were granted in February, 2014, and an annual bonus of up to 100% of his base salary. During fiscal year 2013, no bonus was paid to Mr. Teper.

Under an employment agreement from September 2011 with our wholly-owned subsidiary, Immune Ltd., Dr. Teper is entitled to a monthly salary of approximately $10,000 plus benefits and reimbursement of certain expenses. Mr. Teper is eligible for an annual bonus of up to 50% of his annual base salary, 50% based on successful achievement of personal objectives and the overall performance of his duties and obligations and 50% based on general corporate performance. Pursuant to this employment agreement, Mr. Teper was paid $49,562 from the consummation of the merger through December 31, 2013. The employment agreement with Immune Ltd. is cancelable by Dr. Teper with six months’ prior notice and by Immune Ltd. with twelve months’ prior notice. Pursuant to a services agreement with 21 West Partners LLC, a company owned and controlled by Dr. Teper, Immune Ltd. has agreed to pay 21 West Partners LLC $200,000 annually for services rendered plus reimbursement for certain expenses. This agreement was terminated as of December 2013.

Immune currently has no written employment agreement with Dr. Teper. We intend to enter into a new employment agreement with Dr. Teper during fiscal year 2014.

Robert W. Cook

Robert W. Cook was our Chief Financial Officer until April 10, 2014. Pursuant to that certain Amended and Restated Employment Agreement, dated July 21, 2010, entered into with Mr. Cook, Mr. Cook was entitled to an annual base salary of $300,000, which was subject to at least annual review for increase in the discretion of the board of directors or our compensation committee, and an additional $100,000 for his service as the Interim President and Chief Executive Officer prior to the consummation of the merger. Mr. Cook is also eligible for an annual cash bonus of up to 45% of his base salary, the actual amount of which would have been determined by the board of directors in its discretion. Mr. Cook has deferred payment of a portion of his salary until completion of any one of certain predetermined objectives, including a change of control (which the merger constituted).

Dr. Stephane Allard

Dr. Stephane Allard was the Chief Medical Officer of Immune. On March 11, 2014, we and Dr. Allard entered into a Settlement Agreement and General Release (the “Agreement”). Pursuant to the Agreement, we have agreed to pay Dr. Allard (i) an aggregate severance payment in the amount of $141,831, to be paid in six monthly installments beginning on March 1, 2014; (ii) aggregate expenses reimbursement of $1,609.22; (iii) an aggregate of $43,641.60 for accrued vacation time, to be paid in six monthly installments beginning on March 1, 2014; (iv) back salary of $11,819.25; and (v) COBRA payments (premium and co-pay) for Dr. Allard and his family for six months commencing February 1, 2014. We also have agreed to pay a 2.5% penalty for the late payment of any installment payment due and not settled within seven days. Such penalty will be compounded monthly until each late payment is paid in full. In the event that we fail to make any payments due for a period of 30 consecutive days, all remaining balances under the Agreement shall accelerate together with all penalties incurred.

Outstanding equity awards at fiscal year end

The following table sets forth information for each named executive officer regarding outstanding stock options on the last day of the fiscal year ended December 31, 2013:

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Number Exercisable (1)	Number Unexercisable	Option Exercise Price	Option Expiration Date

Daniel G. Teper	185,473(2)	—	$0.04	7/8/22
	30,912(3)	—	$0.71	7/10/22
	12,365(4)	—	$0.99	4/11/23

Robert Cook	1,763(5)	—	$17.52	1/5/2016
	519(6)	—	$4.38	1/8/2017
	1,064(7)	—	$4.02	1/7/2018
	125(8)	—	$1.89	9/8/2018
	729(9)	—	$1.89	1/5/2019
	948(10)	—	$1.68	2/20/2019
	1,797	78(11)	$2.11	2/11/2020
	1,823	677(12)	$0.87	1/10/2021

Stephane Allard	833(13)	—	$4.89	3/23/2017
	1,064(7)	—	$4.02	1/7/2018
	417(8)	—	$1.89	9/8/2018
	833(9)	—	$1.89	1/5/2019
	1,083(10)	—	$1.68	2/20/2019
	1,797	78(11)	$2.11	2/11/2020
	1,823	677(12)	$0.87	1/10/2021

(1)     The options have not been, and may never be, exercised and actual gains, if any, on exercise will depend on the value of the shares of common stock on the date of exercise.

(2)     Vesting of these stock options and stock awards were originally solely subject to the achievement of certain milestones related to the successful financing goals. The vesting of these stock options vested as follows: (i) 33 1/3 % after the first $4 million financing in December 2012, (ii) 33 1/3 % after $5 million financing in March 2013, and (iii) 33 1/3 % after $6 million financing which vested in June, 2013.

(3)     This option was fully vested on August 24, 2012.

(4)     This option was fully vested on the date of grant.

(5)     This option was fully vested on January 5, 2010.

(6)     This option was fully vested on January 8, 2011.

(7)     This option was fully vested on January 7, 2012.

(8)     This option was fully vested on September 8, 2012.

(9)     This option was fully vested on January 5, 2013.

(10)   This option was fully vested on February 20, 2013.

(11)   These stock options vest monthly over a period of 48 months commencing from February 11, 2010, and will be fully vested on February 11, 2014.

(12)   These stock options vest monthly over a period of 48 months commencing from January 10, 2011, and will be fully vested on January 10, 2015.

(13)   This option was fully vested on March 23, 2011.

Director Compensation

The following table sets forth the compensation during the year ended December 31, 2013 of our non-employee members of our board of directors who serve on our board of directors following the merger.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	All Other Compensation ($)	Total ($)

David Sidransky(4)	80,000	242,000	—	322,000

Ana Stancic(5)	60,000	242,000	—	302,000

Isaac Kobrin(6)	60,000	242,000	—	302,000

Daniel Kazado	40,000	242,000	—	282,000

Rene Lerer	40,000	242,000	—	282,000

(1)	All non-employee directors receive an annual cash fee of $40,000 for their service on our board of directors. Such cash fee is for a 1-year term from October 2013 through October 2014.

(2)

Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(3)

On October 10, 2013, our non-employee directors were granted under our stock incentive plan (i) fully-vested stock options to purchase 50,000 shares of our common stock, and (ii) stock options to purchase 50,000 shares of our common stock, with 1/12 of the stock options granted vest quarterly over a 3-year period commencing on the date of grant, subject to acceleration in the event of (i) change of control, or (ii) termination of directorship (other than voluntarily).

(4)

As the Chairman of the Compensation Committee and our Lead Independent Director, Dr. Sidransky is entitled to receive an additional annual cash fee of $40,000. Such cash fee is for a 1-year term from October 2013 through October 2014.

(5)	As the Chairwoman of the Audit Committee, Ms. Stancic is entitled to receive an additional annual cash fee of $20,000. Such cash fee is for a 1-year term from October 2013 through October 2014.

(6)

As the Chairman of our Research and Development Committee, Dr. Kobrin is entitled to receive an additional annual fee of $20,000. Such cash fee is for a 1-year term from October 2013 through October 2014.

Narrative to Director Compensation Table

In October 2013, our board of directors adopted a director compensation plan applicable to our non-employee directors, pursuant to which, we compensate our non-employee directors in cash and stock options. Our non-employee members of the board of directors of are entitled to cash compensation of $40,000 per year as a base fee plus $20,000 per year for service as a chairperson of a committee of the board of directors, other than the nominating and corporate governance committee and the transaction and pricing committee, and up to 50% of the base fee for service as the Vice Chair/Lead Independent Director of the board of directors. In addition to the cash compensation, each member of the board of directors will be granted stock options to purchase 50,000 shares of our common stock which were vested on the date of grant and stock options to purchase 50,000 shares of our common stock that vest quarterly over a three-year period. The exercise price of all of the foregoing options will be the fair market value on the date of the grant. In addition, we will reimburse our non-employee directors for their out-of-pocket expenses incurred in connection with attending board and committee meetings.

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2013, with respect to all of our equity compensation plans then in effect:

Plan Category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	3,192,849	$3.81	9,807,151
Equity compensation plans not approved by security holders	—	—	—

(1)

This plan consists of the 2005 Employee Stock Option Plan. Upon the consummation of the merger all of the issued and outstanding options of Immune Ltd. were exchanged for options to purchase shares of our common stock and assumed by us and the Immune Ltd. plan was terminated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our current directors and the named executive officer identified under the heading “Executive Compensation”, and (iii) all of those directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days after April 10, 2014 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us, that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 13,699,808 shares of our common stock issued and outstanding on April 10, 2014. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 10, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the stockholders below is in care Immune, 708 Third Avenue, Suite 210, New York, NY 10017.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

5% + Stockholders:

Melini Capital Corp. (1)	1,687,821	11.56%
ADR Tower, 8th floor
Samuel Lewis Av.
Obarrio Urbanization
Panama City, Republic of Panama

Framboise Trading Ltd. (2)	1,695,627	11.45%
Trident Trust Company BVI Limited Trident Chamber
P.O. Box 146 Road Town Tortola British Virgin Islands

MMCAP International Inc. SPC (3)	1,470,588	9.69%
P. O. Box 32021 SMB, Admiral Financial Centre
90 Fort Street
Grand Cayman, Cayman Islands KY1-1208

Jean Elie Kadouche, Ph.D. (4)	829,650	6.05%
62 Boulevard Arago
75013 Paris, France

Serge Goldner (5)	803,718	5.69%
HaShaked 34
Zichron Yaakov 30900, Israel

iCo Therapeutics Inc. (6)	778,135	5.63%
Suite 760, 777 Hornby Street
Vancouver, BC, Canada, V6Z 1S4

Business Assets Corp. (7)	762,880	5.38%
ADR Tower, 8th Floor
Samuel Lewis Av.
Obarrio Urbanization
Panama City, Republic of Panama

Executive Officers and Directors:
Daniel G. Teper (8)	4,752,438	33.88%

Isaac Kobrin (9)	169,833	1.22%

David Sidransky (10)	118,806	*

Rene Lerer (11)	77,697	*

Daniel Kazado (12)	77,697	*

Ana Stancic (13)	54,167	*

Robert W. Cook (14)	34,107	*
119 Hunterdon Blvd.
Murray Hill, NJ 07974

Dr. Stephane Allard (15)	8,137	*
341 North Woodland Street
Englewood, NJ 07631

All current executive officers and directors as a group (6 persons) (16)	5,250,638	36.17%

*	Represents beneficial ownership of less than 1% of the shares of common stock.

(1)

This information is based solely on the Company’s records and may not reflect the current beneficial ownership of Melini Capital Corp. Includes warrants to purchase 332,532 shares of our common stock that are exercisable within the next 60 days, options to purchase 463,683 shares of our common stock that are exercisable within the next 60 days, 33,334 restricted stock units that will be vested within the next 60 days and preferred stock convertible into 73,529 shares of our common stock.

(2)

This information is based solely on the Company’s records and may not reflect the current beneficial ownership of Framboise Trading Ltd. Includes warrants to purchase 886,306 shares of our common stock that are exercisable within the next 60 days and preferred stock convertible into 294,118 shares of our common stock.

(3)

This information is based solely on a Schedule 13G filed with the SEC on March 19, 2014 by MMCAP International Inc. SPC. Consists of 1,470,000 shares issuable upon the conversion and exercise of preferred stock and warrants.

(4)

This information is based solely on the Company’s records and may not reflect the current beneficial ownership of Jean Elie Kadouche, Ph.D. Includes warrants to purchase 5,882 shares of our common stock that are exercisable within the next 60 days and preferred stock convertible into 5,882 shares of our common stock.

(5)

This information is based solely on the Company’s records and may not reflect the current beneficial ownership of Serge Goldner. Includes options to purchase 432,771 shares of our common stock that are exercisable within the next 60 days.

(6)

This information is based solely on the Company’s records and may not reflect the current beneficial ownership of iCo Therapeutics Inc. Includes warrants to purchase 123,649 shares of our common stock that are exercisable within the next 60 days.

(7)

This information is based solely on the Company’s records and may not reflect the current beneficial ownership of Business Assets Corp. Includes warrants to purchase 242,887 shares of our common stock that are exercisable within the next 60 days, options to purchase 123,649 shares of our common stock that are exercisable within the next 60 days, 33,334 restricted stock units that will be vested within the next 60 days and preferred stock convertible into 73,529 shares of our common stock.

(8)

Includes 291,250 shares issuable upon the exercise of stock options that are exercisable within the next 60 days, warrants to purchase 17,647 shares of our common stock that are exercisable within the next 60 days and preferred stock convertible into 17,647 shares of our common stock.

(9)

Consists of 134,539 shares issuable upon the exercise of stock options that are exercisable within the next 60 days, warrants to purchase 17,647 shares of our common stock that are exercisable within the next 60 days and preferred stock convertible into 17,647 shares of our common stock.

(10)

Includes 85,079 shares issuable upon the exercise of stock options that are exercisable within the next 60 days, warrants to purchase 14,856 shares of our common stock that are exercisable within the next 60 days and preferred stock convertible into 11,765 shares of our common stock.

(11)

Consists of 54,167 shares issuable upon the exercise of stock options that are exercisable within the next 60 days, warrants to purchase 11,765 shares of our common stock that are exercisable within the next 60 days and preferred stock convertible into 11,765 shares of our common stock.

(12)

Consists of 54,167 shares issuable upon the exercise of stock options that are exercisable within the next 60 days, warrants to purchase 11,765 shares of our common stock that are exercisable within the next 60 days and preferred stock convertible into 11,765 shares of our common stock.

(13)	Consists of 54,167 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.
(14)	Mr. Cook ceased to serve as our Chief Financial Officer as of April 10, 2014. Consists of 34,107 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.
(15)	Mr. Allard ceased to serve as our Chief Medical Officer effective March 11, 2014. Consists of 8,137 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.
(16)	See footnotes 8 through 13.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and discussing with management and our independent registered public accounting firm, and, if appropriate, approving any transactions or courses of dealing with related parties (e.g., including significant stockholders, directors, corporate officers or other members of senior management or their family members) that are significant in size or involve terms or other aspects that differ from those that would likely be negotiated with independent parties.

The following is a description of transactions since January 1, 2011 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two years, and in which any of our executive officers, directors or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation arrangements, which are described in the section above titled “Executive Compensation.”

Daniel G. Teper

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

In December 2010, Immune Ltd. entered into a consulting agreement with Dr. Teper under which Immune Ltd. agreed to pay Dr. Teper $25,000 per month for his services as Chief Executive Officer, which became payable upon Immune Ltd. attaining a total of $3.0 million in financing. The consulting agreement with Dr. Teper was terminated in September 2011. In June 2011, Immune Ltd. entered into a services agreement with 21 West Partners LLC, a company owned and controlled by Dr. Teper, under which Immune Ltd. agreed to pay $200,000 annually for services rendered plus reimbursement for certain expenses. Total expenses recorded for 21 West Partners LLC and Dr. Teper in the aggregate amounted to approximately $200,000 and $212,000 in each of the fiscal years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, Immune Ltd.’s outstanding obligations to Dr. Teper under the agreements amounted to $127,000. The consulting agreement with 21 West Partners LLC was terminated in December 2013.

In connection with the December 2010 consulting agreement, Immune Ltd. issued ten-year options to Dr. Teper in July 2012 to purchase 300,000 ordinary shares at a price per share of $0.025. The options have vesting provisions based on Immune Ltd. attaining successively higher amounts of financing. All 300,000 options are vested. The fair value of the option grant was $527,000, using the Black-Scholes option pricing formula, which is being expensed over the estimated vesting period. Immune Ltd. awarded a ten-year option grant to purchase 50,000 ordinary shares at a price of $0.4359 per share in July 2012 that was immediately vested. The fair value of the grant was $76,000, which was charged to share compensation expense in the third quarter of 2012.

In June 2012, Immune Ltd. issued 4,500,000 founder shares to Dr. Teper in exchange for 4,500,000 ordinary shares that he held. Founder shares confer on Dr. Teper the same rights held by ordinary stockholders plus a preference in the event of (i) a Deemed Liquidation event, as defined in Immune Ltd.’s Amended and Restated Articles of Association, reflecting a price per share of less than $2.70 or a company valuation of less than $42 million on a fully diluted basis, equal to 125% of the consideration received by the holders of ordinary shares upon distribution or (ii) a Deemed Liquidation event reflecting a price per share of more than $2.70 or at a company valuation of more than $42 million on a fully diluted basis equal to 150% of the consideration received by the holders of the ordinary shares upon distribution. Immune Ltd. has estimated the fair value of the preference right at $2.8 million, based on management’s assessment of the probabilities of a Deemed Liquidation event occurring at either range against the probability of the Deemed Liquidation not occurring. The merger of Immune Ltd. with the Company meets the definition of Deemed Liquidation event. Immune Ltd. recorded an expense related to the liquidation preference granted to Dr. Teper of approximately $2.8 million on the date of exchange (June 2012). The closing of the merger with the Company in August 2013 resulted in the issuance of 2,250,000 founder shares of Immune Ltd.

Dr. Teper purchased shares of preferred stock and warrants for an aggregate purchase price of $60,000 in the private placement completed on March 14, 2014, which was paid by our outstanding obligation in the same amount to 21 West Partners LLC.

Isaac Kobrin

Isaac Kobrin, M.D., is currently a member of our board of directors. In November 2011, Immune Ltd. agreed to compensate Dr. Kobrin $5,000 per month for consulting services plus options to purchase 60,000 ordinary shares at an exercise price of $0.0265, which agreement has expired. Immune Ltd. paid to Mr. Kobrin $30,000 and $45,000 in 2013 and 2012, respectively, in connection with this agreement. Immune Ltd. issued the ten-year options in July 2012 with a fair value of $106,000 based on the Black-Scholes option pricing formula.

In July 2012, in connection with his board service, Immune awarded Dr. Kobrin ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Sholes option pricing formula, was approximately $82,000.

In October 2013, in connection with his board service, Immune Ltd. awarded Dr. Kobrin ten-year options to purchase 100,000 ordinary shares at an exercise price of $2.50 per share. 50% of the options were immediately vested and 50% of the options vest within a three year period. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $242,000.

Dr. Kobrin purchased shares of preferred stock and warrants for an aggregate purchase price of $60,000 in the private placement completed on March 14, 2014, which was paid by conversion of his director's fee for 2013-2014.

Daniel Kazado

On April 7, 2014, we and Melini Capital Corp., an affiliate of the Company, entered into a three-year, $5.0 million revolving line of credit. Borrowings under the line of credit incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit, if any, become due upon maturity, April 7, 2017. Additionally, either party has the right to terminate the line of credit upon completion of a capital raise in excess of $5.0 million. Daniel Kazado, a member of our board of director, is a senior advisor to Melini.

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

Dr. Kadouche is a member of our scientific advisory board. Dr. Kadouche beneficially owns more than 5% of our common stock.

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

In connection with the December 2010 consulting agreement, Immune Ltd. granted to Mr. Goldner ten-year options to purchase 100,000 ordinary shares at a price per share of $0.025. The options have vesting provisions based on Immune Ltd. attaining successively higher amounts of financing and are currently all vested. Immune Ltd. assigned no value to the ordinary shares issued to Mr. Goldner. The fair value of the option grant as of the grant date was $176,000, using the Black-Scholes option pricing formula, which was expensed over the estimated vesting period.

In connection with Mr. Goldner’s employment agreement, Immune Ltd. awarded ten-year options to purchase 850,000 ordinary shares in May 2012. 250,000 options have an exercise price of $0.0259 per share and vest quarterly over a two-year period. 600,000 of the options have an exercise price of $0.4359 per share and vest upon the earlier of Immune Ltd. attaining a total of $10.0 million in financing or upon a Liquidation Event, as defined in the option agreement. The fair value of the grants was approximately $1.4 million as determined by the Black-Scholes option pricing formula and is being expensed over the estimated vesting period.

In November 2012, Immune Ltd. awarded Mr. Goldner an option grant in connection with his continued employment with Immune Ltd. Ten-year options to purchase a total of 95,000 shares were granted at an exercise price of $0.6122 and were immediately vested. The fair value of the grant was approximately $120,000 and was expensed in the fourth quarter of 2012.

Mr. Goldner terminated his employment with Immune Ltd. in April 2013. In connection with the termination, a final agreement was entered in September 2013 whereby options to purchase 700,000 ordinary shares were immediately vested and the exercise term was extended to five years from the date of grant. Immune Ltd. incurred share compensation expense of $ 241,000 in connection with the termination and immediate acceleration of the vesting of Mr. Goldner’s options.

Mr. Serge Goldner is currently a beneficial owner of approximately 5.65% of our common stock and a former Chief Financial Officer of Immune Ltd.

Private Placement

As disclosed above and elsewhere in this prospectus, Daniel G. Teper, the Company’s Chairman and Chief Executive Officer, and directors Daniel Kazado, Isaac Kobrin, Rene Lerer and David Sidransky participated in the our private placement that was closed on March 14, 2014.

Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Ms. Stancic and Messrs. Sidransky and Lerer qualify as independent directors in accordance with the standards set by The NASDAQ Stock Market and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

INDEPENDENT PUBLIC ACCOUNTANT

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by EisnerAmper LLP, our independent registered public accounting firm, for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2013 and fees billed for other services rendered by EisnerAmper LLP during those periods.

	2013	2012

Audit fees(1)	$236,000	$175,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$236,000	$175,000
(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the quarterly reports.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to the engagement of the independent auditor for the next year’s audit, management will submit to the Audit Committee for approval a summary of the services expected to be rendered during that year for each of four categories of services.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Prior to the engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Item 15. Exhibits, Financial Statement Schedules

Item 15(a).	The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K:
Item 15(a)(1) and (2).

See “Index to Financial Statements” at Item 8 to the Original Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits:

The exhibits listed below are filed as part of or incorporated by reference into this Annual Report. Where certain exhibits are incorporated by reference from a previous filing, the exhibit numbers and previous filings are identified in parentheses. The SEC file number for each Form 10-K, Form 10-Q and Form 8-K identified below is File No. 000-51290.

Exhibit No.	Description of Exhibit

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

10.7†	1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed January 1, 2005).

10.8†	Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 30, 2007).

10.9†	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 to our Form S-4 filed November 1, 2005).

10.10†	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed December 23, 2008).

10.11†

Employment Agreement dated as of September 1, 2011, between Immune Pharmaceuticals Ltd. and Daniel Gideon Teper (incorporated by reference to Exhibit10.11 to our Annual Report on Form 10-K filed April 9, 2014).

10.12†

Amended and Restated Employment Agreement, by and between EpiCept Corporation and Robert W. Cook, dated as of July 21, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 26, 2010).

10.13†

Settlement Agreement and General Release with the Registrant’s former Chief Medical Officer, Dr. Stephane Allard dated March 11, 2014 (incorporated by reference to Exhibit10.13 to our Annual Report on Form 10-K filed April 9, 2014).

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

10.28

Research and License Agreement dated as of April 6, 2011, by and between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed April 9, 2014).

10.29

First Amendment to the Research and License Agreement, dated September 26, 2011, between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed April 9, 2014).

10.30±

Product Sublicense Agreement dated as of December 7, 2010, by and between Immune Pharmaceuticals Ltd., Immune Pharmaceuticals Corporation and iCo Therapeutics Incorporated (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed April 9, 2014).

10.31

Assignment Agreement, dated as of March 28, 2012, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed April 9, 2014).

10.32

Assignment Agreement Amendment, dated as of February 8, 2014, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed April 9, 2014).

10.33

Sublicense Agreement, dated as of August 27, 1999, between Epitome Pharmaceuticals Limited (Dalhousie University) and American Pharmed Labs, Inc. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed May 3, 2005).

10.34

License Agreement, dated as of March 1, 2004, by and between Shire Biochem Inc., Maxim Pharmaceuticals, Inc. and Cytovia, Inc., as amended (incorporated by reference to Exhibit 10.1 to each of Maxim Pharmaceuticals, Inc.’s Quarterly Reports on Form 10-Q filed May 7, 2004 and May 5, 2005, respectively).

10.35

Waiver and Amendment to License Agreement, dated as of April 3, 2014, by and between Immune Pharmaceuticals Inc. and Dalhousie University (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed April 9, 2014).

21.1	List of Subsidiaries of Immune Pharmaceuticals Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed April 9, 2014)

23.1	Consent of EisnerAmper LLP (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed April 9, 2014).

31.1

Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K filed April 9, 2014).

31.1.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K filed April 9, 2014)

31.2.1*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed April 9, 2014).

32.2

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed April 9, 2014).

101.1

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013, and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, and December 31, 2012 (iii) Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013, and December 31, 2012 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, and December 31, 2012, and (v) the Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101.1 to our Annual Report on Form 10-K filed April 9, 2014).

* Filed herewith.

† Management contract or compensatory plan or arrangement.

± Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Dr. Daniel G. Teper
Dr. Daniel G. Teper
Chairman and Chief Executive Officer
April 24, 2014