Form 10-Q
period 2014-03-31
IMMUNE PHARMACEUTICALS INC
filed 2014-05-20
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of May 19, 2014, 14,435,344 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals, Inc. and Subsidiaries

A Development Stage Enterprise

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$6,514	$49
Restricted cash	49	81
Other current assets	199	137
Total current assets	6,762	267
Restricted cash, net of current portion	—	80
Property and equipment, at cost, net of $46 and $26 accumulated depreciation, as of March 31, 2014 and December 31, 2013, respectively	47	47
In-process research and development	27,500	27,500
Intangible assets, net	3,644	3,607
Total assets	$37,953	$31,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,084	$5,181
Accrued expenses	2,458	3,572
Due to related parties	137	469
Notes and loans payable,— current portion	1,899	1,546
Deposits for future financing	—	500
Total current liabilities	8,578	11,268
Grants payable	523	521
Notes and loans payable, net of current portion	3,279	3,359
Warrant liability	9,087	—
Deferred tax liability	10,870	10,870
Total liabilities	32,337	26,018

Commitments and contingencies

Series C Preferred stock, par value $0.0001; 15,000 authorized, 15,000 shares available for issuance, issued and outstanding 10,680 shares and 0 shares, as of March 31, 2014 and December 31, 2013, respectively, net of issuance cost of $180	3,096	—

Stockholders’ Equity
Undesignated preferred stock, par value $0.0001; 4,985,000 authorized, 4,981,935 shares available for issuance, none issued and outstanding, as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $.0001 par value; authorized 225,000,000 shares; issued and outstanding 13,991,992 shares and 13,276,037 shares at March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	29,577	27,761
Accumulated deficit	(27,058)	(22,279)
Total stockholders’ equity	2,520	5,483
Total liabilities and stockholders’ equity	$37,953	$31,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals, Inc. and Subsidiaries

A Development Stage Enterprise

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Period Ended March 31,		From July 11, 2010 (“Inception”) to March 31,
	2014	2013	2014
Revenue:
Licensing and other revenue	$2	$—	$21

Costs and expenses:
Research and development, inclusive of stock-based compensation of $83, $13 and $935, respectively	338	720	12,434
General and administrative, inclusive of stock-based compensation of $1,781, $611 and $8,733, respectively	2,541	1,097	11,411
Total costs and expenses	2,879	1,817	23,845
Loss from operations	(2,877)	(1,817)	(23,824)

Non-operating income (expense):
Interest expense	(152)	(12)	(593)
Derivative liability expense	(1,683)	(154)	(1,741)
Warrant amendment expense	—	—	(734)
Liquidation preference granted to founder	—	—	(4,841)
Loss on extinguishment of debt	—	—	(663)
Gain on bargain purchase	—	—	6,444
Other income (expense), net	(67)	(5)	(121)
Total non-operating income (expense)	(1,902)	(171)	(2,249)
Net loss before income taxes	(4,779)	(1,988)	(26,073)
Income tax expense	—	—	(53)
Net loss	$(4,779)	$(1,988)	$(26,126)
Deemed dividend	—	—	(932)
Loss attributable to common stockholders	$(4,779)	$(1,988)	$(27,058)

Basic and diluted loss per common share	$(0.35)	$(0.63)	$(4.53)

Weighted average common shares outstanding-basic and diluted	13,515,828	3,172,689	5,768,977

Comprehensive loss	$(4,779)	$(1,988)	$(26,126)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals, Inc. and Subsidiaries

A Development Stage Enterprise

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In	Deficit	Total
Balance at December 31, 2013	13,276,037	$1	$27,761	$(22,279)	$5,483

Accrued dividend for Series C Preferred Stock	—	—	(48)	—	(48)
Share-based compensation, stock awards	715,955	—	1,493	—	1,493
Share-based compensation, option awards	—	—	371		371
Loss for the period	—	—	—	(4,779)	(4,779)
Balance at March 31, 2014	13,991,992	$1	$29,577	(27,058)	2,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

A Development Stage Enterprise

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		From Inception to March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(4,779)	$(1,988)	$(26,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	73	853
Stock-based compensation expense	1,864	624	9,681
Liquidation preferences granted to founder	—	—	4,841
Derivative liability expense	1,683	154	1,741
Warrant amendment expense	—	—	734
Amortization of discount on a debt	90	—	90
Issuance of common stock to consultants	—	—	1,145
Gain on bargain purchase	—	—	(6,444)
Loss on extinguishment of debt	—	—	549
Decrease in stock buy-back liability	—	—	(150)
Changes in operating assets and liabilities, net of Merger:
(Increase) decrease in other current assets	(62)	2	(101)
Increase (decrease) in accounts payable	(1,097)	199	1,628
Increase (decrease) in due to related parties	(332)	320	314
Increase in other accrued liabilities	(833)	12	381
Increase in grants payable	2	8	522
Net cash used in operating activities	(3,369)	(595)	(10,342)
Cash flows from investing activities:
Cash acquired in Merger (1)	—	—	292
Change in restricted cash	112	(2)	202
Investment in Pre-Merger Immune Pharmaceuticals Inc.	—	(410)	(1,598)
Purchase of property and equipment	(20)	—	(62)
Purchase of intangible assets	(112)	—	(632)
Net cash used in investing activities	(20)	(412)	(1,798)
Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	—	915	8,008
Proceeds from issuance of Preferred C Stock, net of issuance costs of $180	10,171	—	10,171
Receipt of loans	269	—	392
Issuance of convertible loans	—	—	266
Repayment of loans	(86)	—	(183)
Proceeds received from deposits for future financing	(500)	—	—
Net cash provided by financing activities	9,854	915	18,654
Increase (decrease) in cash and cash equivalents	6,465	(93)	6,514
Cash and cash equivalents at beginning of period	49	95	—
Cash and cash equivalents at end of period	$6,514	$2	$6,514

Supplemental disclosure of cash flow information:
Cash paid for interest	$132	$—	$186
Cash paid for income taxes	—	—	7
Supplemental disclosure of non-cash financing activities:
Deemed dividend	—	—	(932)
Intangible assets acquired in non-monetary exchange	—	—	3,818
(1) Merger between Immune Pharmaceuticals Inc. and Immune Pharmaceuticals Ltd.:
Fair value of assets acquired, excluding cash	—	—	377
In-process research and development acquired	—	—	27,500
Fair value of senior secured term loan assumed	—	—	4,442
Fair value of other Merger liabilities assumed	—	—	4,814
Fair value of investment and related party liability assumed	—	—	1,598
Fair value of deferred tax liability assumed	—	—	10,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

A Development Stage Enterprise

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1—General

Immune Pharmaceuticals Inc. together with its subsidiaries (formerly: EpiCept Corporation) (“Immune” or the “Company”) is a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including mAbs nanotherapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. Immune’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. The Company is initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis and a Phase II clinical trial for the treatment of bullous pemphigoid, a dermatologic auto-immune condition. Immune is also focused on the development of the NanomAbs technology platform for the treatment of cancer. The Company is seeking to partner its pain compound AmiKet™, a topical cream consisting of a patented combination of amitriptyline and ketamine that is in late stage development for the treatment of peripheral neuropathies and crolibulin, a small molecule currently in clinical development in collaboration with the National Cancer Institute.

On August 25, 2013, the Company consummated a merger transaction with Immune Pharmaceuticals Ltd. (“Immune Ltd”). After giving effect to the acquisition and the issuance of Immune Pharmaceuticals Inc. common stock to the former stockholders of Immune Ltd., the Company had 13,276,037 shares of common stock issued and outstanding, with the stockholders of Immune Pharmaceuticals Inc. before August 26, 2013 (“Pre-merged Immune Inc.”) collectively owning approximately 19%, and the former Immune Ltd. stockholders owning approximately 81%, of the outstanding common stock of the Company.

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

From July 10, 2010 (“Inception”) to date, the Company’s operations have been directed primarily toward researching and developing its products and technologies. To date, the Company has not generated significant revenues from its principal operations. Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

Since its Inception, the Company has incurred significant losses and expects to continue to operate at a net loss in the foreseeable future. For the three month period ended March 31, 2014, 2013 and for the cumulative period from Inception through March 31, 2014, the Company incurred net losses of $4,779, $1,988 and $26,126, respectively. The Company’s existing cash at March 31, 2014, together with the $5,000 revolving line of credit the Company obtained from a related party in April 2014 is sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements over the next twelve months. The Company's ability to continue as a going concern is predicated upon being able to draw down on their $5,000 revolving line of credit. If such line were not available, the Company may not be able to support its current level of operations for the next 12 months. The Company will require additional financing in 2015 in order to continue at its expected level of operations. If the Company fails to obtain needed capital, the Company will be forced to delay, scale back or eliminate some or all of its research and development programs, which could result in an impairment of its intangible assets.

Note 2—Significant Accounting and Reporting Policies

(a)	Basis of Presentation and principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Immune Pharmaceuticals Inc. and the Company’s fully owned subsidiaries, Immune Pharmaceuticals Ltd., Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH (in liquidation). All inter-company transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013. The results of operations for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.

(b)	Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include impairment and amortization of long lived assets (including intangible assets), stock based compensation, valuation of options, Preferred C Stock, derivative warrants and income taxes. Actual results could differ from those estimates.

(c)	Cash and Cash Equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company. The Company maintains cash and cash equivalents with certain major financial institutions in the U.S. and in Israel.

(d)	Intangible Assets

The Company accounts for the purchases of intangible assets in accordance with the provisions of Accounting Standards Classification (“ASC”) 350, Intangibles. Intangible assets are recognized based on their acquisition cost. The assets will be tested for impairment at least annually, if determined to have an indefinite life, or whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. If any of the Company’s intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long-lived assets, including intangible assets with definitive lives, are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

(e)	In-Process Research and Development

In-process research and development (“IPR&D”) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

The Company acquired the drug candidate AmiKet™ in its merger with Immune Ltd., which closed in August 2013, and valued the asset at $27,500 as of the acquisition date. The Company periodically performs an analysis to determine whether the carrying value of the asset has been impaired based on facts and circumstances in existence as of that date. The Company completed an impairment analysis which was triggered by the publication of certain results of a third party trial of AmiKet in Chemotherapy Induced Neuropathic Pain (CIPN) which concluded that the drug candidate was not statistically effective on certain clinical end points. The Company determined that no impairment had occurred. The Company does not expect the results of this trial to have a future impact on the carrying value of this asset, since no other Neuropathic Pain drug has been approved for CIPN and other AmiKet trials have shown efficacy and safety, competitive with market leaders, particularly in Post Herpetic Neuralgia, where AmiKet has been granted Orphan Drug Designation.

(f)	Segment Information

The Company operates in one reportable segment: acquiring, developing and commercializing prescription drug products. Accordingly, the Company reports the accompanying consolidated financial statements in the aggregate, including all of its activities in one reportable segment. As of March 31, 2014, approximately 9% of the Company's assets were located outside of the United States.

(g)	Research and Development

Research and development expenses consisted primarily of the cost of our development and operations personnel, the cost of our clinical trials, manufacturing costs, as well as the cost of outsourced services.

(h)	Translation into U.S. dollars

The Company’s functional currency is the U.S. dollar. The Company conducts significant transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected as non-operating income or expense in the statement of operations, as they arise.

(i)	Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of intangible assets, at March 31, 2014 and December 31, 2013.

(j)	Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”). ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company recognizes all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at their respective fair values. The Company's derivative instruments include its March 2014 Warrants (as defined in Note 7), all of which have been recorded as a liability at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the condensed consolidated statements of operations as non-operating income (expense).

(k)	Share-based Compensation

The Company recognizes compensation expense for all equity-based payments. Stock based compensation issued to employees is accounted for under ASC 718-10, “Compensation– Share Compensation” (“ASC 718-10”). The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The Company accounts for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 718-10 and ASC 505-50, Equity-Based Payments to Non-Employees. The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is quarterly re-measured and income or expense is recognized during the vesting terms.

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

(l)	Income Taxes

Immune accounts for income taxes in accordance with ASC 740, “Income Taxes”. The Company is required to file income tax returns in the appropriate U.S. federal and state jurisdictions, including New York State and City, and abroad in Israel and Germany. Because the Company incurred losses in the past, all prior years are open and subject to audit examination in relation to the losses generated.

The Company accounts for its income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets at March 31, 2014 and December 31, 2013, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets. In addition, the Company has gross liabilities recorded of $40 for the periods ended March 31, 2014 and December 31, 2013 to account for potential state income tax exposure. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

ASC 740, “Income Taxes”, prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, which criteria is a matter of significant judgment.

(m)	Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective beginning January 1, 2014 and is to be applied prospectively with retroactive application permitted. The Company adopted this guidance as of January 1, 2014, as required. There was no material impact on the condensed consolidated financial statements resulting from the adoption.

Note 3—Fair Value Measurements

 The Company measures fair value in accordance with ASC 820-10, "Fair Value Measurements and Disclosures" (formerly SFAS 157, "Fair Value Measurements"). ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company measures its derivative liabilities at fair value. The derivative warrants are classified within Level 3 because they are valued using the Monte-Carlo model (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market. The fair market value of the Company’s non-convertible loans is based on the present value of their cash flows discounted at a rate that approximates current market returns for issues of similar risk.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
Derivative liabilities on account of warrants	Balance	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2014	$9,087	—	—	$9,087
As of December 31, 2013	—	—	—	—

Notes and loans payable
As of March 31, 2014	$5,178	—	$5,178	—
As of December 31, 2013	$4,905	—	$4,905	—

The financial instruments recorded in the Company’s condensed consolidated balance sheets consist primarily of cash and cash equivalents and accounts payable. The carrying amounts of the Company’s cash and cash equivalents and accounts payable approximate fair value due to their short-term nature. The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the period from Inception through March 31, 2014:

Level 3
Balance at Inception	$—
Balance at December 31, 2013	—
Derivative warrants issued to investors in connection with the March 2014 Financing	7,404
Exercise of derivative warrants	—
Fair value adjustment at end of period, included in statement of operations	1,683
Balance at March 31, 2014	9,087

Valuation processes for Level 3 Fair Value Measurements

Fair value measurements of the derivative warrant liability fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Description	Valuation technique	Unobservable inputs	As of March 10, 2014			As of March 31, 2014
Derivative March 2014 Warrants	Monte-Carlo model	Volatility		82.9%			83.3%
		Risk free interest rate	0.40%	–	0.60%	0.40%	–	0.60%
		Expected term, in years		2.50			2.42
		Dividend yield		0%			0%
		Probability and timing of down-round triggering event	63.5% for on August 1, 2014; 33.5% for on October 1, 2014; and 3% for every six months from September 10, 2014
		Stock Price		$3.04			$4.82

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative liability on account of March 2014 Warrant include: for day-one valuation, the Company used the average common stock market price for the period from December 30 through March 10, 2014. For the valuation at period end the Company used the period end market price of the Company’s shares of common stock. The conversion price of the Preferred C Stock, its expected remaining term, the estimated volatility of the Company’s common stock market price, the Company’s estimations regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s common stock, and an increase in the volatility of the Company’s shares of common stock, or an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants and thus an increase in the associated liability and vice-versa. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, nor plans to, declare dividends on its shares of common stock, and thus, there is no change in the estimated fair value of the warrants due to the dividend assumption.

Note 4—Reverse Merger

(a)	Description of Transaction

On August 25, 2013, the Company closed its definitive Merger Agreement and Plan of Reorganization with Immune Ltd., an Israel-based biopharmaceutical company focused on the discovery, development and commercialization of drugs using monoclonal antibodies and NanomAbs® technology to treat unmet medical needs in the areas of inflammatory diseases and oncology. The assets and liabilities of the Company were recorded as of the acquisition date at their estimated fair values. As the Merger is treated as a reverse merger with Immune Ltd. being the acquirer, the reported consolidated financial condition and results of operations of Immune after the completion of the Merger reflect these values, but is not being restated retroactively to reflect historical consolidated financial position or results of operations of pre-Merger Immune. The transaction is expected to qualify as reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

In connection with the Merger, the Company issued 10,490,090 shares of its common stock to Immune Ltd. stockholders in exchange for all of the issued and outstanding shares of Immune Ltd., with the pre-Merger Immune Inc. stockholders retaining approximately 19% ownership and Immune Ltd. stockholders receiving approximately 81% of the outstanding common stock of the Company, calculated on an adjusted, fully diluted basis, with certain exceptions. All outstanding Immune Ltd. options and warrants were also exchanged for warrants and options to purchase shares of the Company’s common stock. The exchange ratio, and consequently, the proportionate ownership of the Company, was subject to adjustment and did not include (i) the exercise or conversion of certain out-of-the-money Company options and warrants, (ii) ordinary shares and common stock (including common stock issued upon the conversion of certain securities) issued in connection with a proposed private placement of securities conducted by either Immune Ltd., the Company or both, (iii) loans made between the parties or (iv) the purchase of the Company’s common stock by Immune Ltd. prior to the closing of the Merger with the use of a portion of the proceeds from such private placement of securities and in lieu of a certain loan to the Company, each as contemplated and more fully described in the Merger Agreement.

(b)	Acquisition Accounting in Accordance with ASC 805

The unaudited condensed combined financial statements have been presented in accordance with ASC 805, Business Combinations (“ASC 805”). Under ASC 805, the acquired in-process research and development, with a fair value estimated at $27,500 at August 25, 2013, was measured at fair value as of the date of the transaction and recorded as an indefinite-lived asset on the balance sheet and will be reviewed for impairment. If the related development is completed, the acquired intangible asset will be considered a finite-lived asset and amortized into the statement of operations. Until development is completed, the acquired in-process research and development is considered an indefinite-lived asset. If the related development is abandoned or the asset is otherwise impaired, the carrying value of the asset will be reduced or written off.

The acquisition consideration and its allocation are in part based upon management’s valuation, as described below.

Cash and cash equivalents and other tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying amounts, except for adjustments to certain property and equipment, deferred revenue, deferred rent, facility exit charges and other liabilities, as the Company believe that these amounts approximate their current fair values.

In-process research and development: In-process research and development represents incomplete Company research and development projects, directly related to the AmiKet™ license agreement. The Company estimates that approximately $27,500 of the acquisition consideration represents the fair value of purchased in-process research and development related to projects associated with the AmiKet license agreement.

Management, working with outside consultants, estimated that the AmiKet product candidate had an overall fair value of $91,700. The fair value was determined using an income approach, as well as discussions with the Company’s management and a review of certain program-related documents and forecasts prepared by the Company’s management. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to project expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to drug discovery and regulatory risks. The rate utilized to discount probability adjusted net cash flows to their present values was 30%, and reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments. As the development of these projects is also dependent upon future conditions, specifically the ability to raise substantial capital, it was estimated that the Company would only retain approximately 30% of the fair value of AmiKet with the majority of the value being relinquished as a condition of raising capital. Therefore, the fair value of the asset recorded in the unaudited condensed consolidated financial statements has been reduced to $27,500. The Company periodically performs an analysis to determine whether an impairment of the asset has occurred. The Company’s most recent impairment analysis determined that no change in the carrying value was required.

In connection with the IPR&D value determined in connection with the Merger, the Company accrued a deferred tax liability of approximately $10,870 representing the potential tax liability upon realization of the value of the IPR&D. The amount of the accrued deferred tax liability will be impacted upon any future change in the carrying value of the IPR&D.

Pre-acquisition contingencies: The Company has not currently identified any pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to the Company prior to the end of the measurement period, which would indicate that a liability is probable and the amount can be reasonably estimated, such items will be included in the acquisition consideration allocation.

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

The total acquisition consideration consisted of the Company’s equity investment in pre-Merger Immune and loans between the parties forgiven in the Merger.

In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity shall reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. In connection with the Merger, the Company recorded a gain on bargain purchase in the total amount of $6,444.

Note 5—License Agreements

(a)	iCo Therapeutics Inc. (“iCo”)

In December 2010, iCo granted Immune Ltd. an option to sub-license the use of bertilimumab from iCo, which obtained certain exclusive license rights to intellectual property relating to bertilimumab pursuant to a license agreement with Cambridge Antibody Technology Group Plc, and to which Immune became a party. In June 2011, Immune exercised its option and obtained a worldwide license from iCo for the use and development of bertilimumab for all human indications, other than ocular indications, pursuant to a product sub-license agreement. Under the final terms of the Agreement, Immune paid initial consideration of $1,700 comprised of (i) $500 in cash, (ii) 600,000 ordinary shares, which were valued at approximately $1,000 (or $1.72 per share) and (iii) 200,000 warrants, which were valued at approximately $200 (or $0.95 per warrant). In addition to this consideration iCo received anti-dilution rights equal to 6.14% of the Company’s issued and outstanding share capital of the Company on a fully diluted basis. iCo will be subject to dilution up to 2.5% (on a fully diluted and as converted basis) upon, and at any time following, any future issuance of securities in connection with a financing made at a Company pre-money valuation that is higher than $30,000. This right shall lapse upon the earlier of: the consummation of an initial public offering involving the listing of the Company's shares on an internationally-recognized stock exchange, or a Deemed Liquidation event, as defined in the Immune Ltd.’s Amended and Restated Articles of Association. The Company believes that the Merger qualifies as a Deemed Liquidation event. The anti-dilution shares were determined to be a derivative liability with a fair value of approximately $800. Both at March 31, 2014 and December 31, 2013 the derivative liability was $0. During the periods ended March 31, 2014 and March 31, 2013 and the period from Inception through March 31, 2014, $0, $154 and $58, was charged to the statements of operations. During the periods ended March 31, 2014, March 31, 2013 and the period from Inception through March 31, 2014, 0, 74,963 and 458,621 shares became issuable to iCo, respectively.

iCo may receive from Immune $32,000 in milestone payments plus royalties equal to 8.5%. These milestones include the first dosing in a Phase III clinical trial, filing a Biologics License Application/Marketing Authorization Application, or a BLA/MMA, approval of a BLA/MAA and the achievement of $100,000 in aggregate sales of licensed products for use in irritable bowel disease. The term of the license lasts until the expiration of all payment obligations on a country-by-country basis, at which point the license will be deemed fully paid, perpetual and irrevocable with respect to that country. However, iCo retains the worldwide exclusive right to the use of bertilimumab for all ocular applications.

(b)	Yissum Research Development Company of the Hebrew University of Jerusalem Ltd. (“Yissum”)

In April 2011, Yissum granted Immune Ltd. a license that includes patents, research results and knowhow related to the NanomAbs technology. Yissum granted Immune an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. Immune Ltd. paid consideration of 800,000 shares, which were valued at approximately $700 (or $0.87 per share). Under the license agreement, as amended on September 2011, Immune is required to pay the following: (i) royalties in the amount of up to 4.5% of net sales; (ii) from the sixth year onwards, an annual license maintenance fee between $30 for the first year and up to a maximum of $100 from the first year through the sixth year; (iii) research fees of $400 for the first year and $400 for the second year (but, not to exceed $1,800 in the aggregate); (iv) milestone payments up to approximately $8,600 (based on the attainment of certain milestones, including an Investigational New Drug Application submission, patient enrollment in clinical trials, regulatory approval and commercial sales); and (v) sub-license fees in amounts up to 18% of any sub-license consideration. The license expires, on a country-by-country basis, upon the later of the expiration of (i) the last valid licensed patent, (ii) any exclusivity granted by a governmental or regulatory body on any product developed through the use of the licensed technology or (iii) the 15-year period commencing on the date of the first commercial sale of any product developed through the use of the licensed technology. Upon the expiration of the license, Immune will have a fully-paid, non-exclusive license to the licensed technology.

(c)	MabLife SAS (“MabLife”)

In March 2012, Immune Ltd. acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. In addition, in February 2014, the Company acquired all right to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. See also Note 8 (4).

(d)	Jean Kadouche, Immune Pharma (Technologies) SAS and Alan Razafindrastita (“Kadouche”)

In March 2011, Jean Kadouche, a related party (See Note 13), sold, assigned and transferred to Immune the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies, collectively, the Human Antibody Production Technology Platform. Immune Ltd. paid Kadouche total consideration of approximately $700, consisting of (i) $20 in cash, and (ii) 800,000 ordinary shares of Immune Ltd., which were valued at approximately $700. Through the Human Antibody Production Technology Platform and additional laboratory work, human immune systems and specific cell lines are introduced in mice, enabling the mice to produce human mAbs.

(e)	Lonza Sales AG (“Lonza”)

On May 2, 2012, Lonza granted Immune a sub-licensable, non-exclusive worldwide license under certain know-how and patent rights to use, develop, manufacture, market, sell, offer, distribute, import and export bertilimumab, as it is produced through the use of Lonza’s system of cell lines, vectors and know-how. If Lonza manufactures bertilimumab, Immune is required to pay Lonza a royalty of 1% of the net selling price of the product. If Immune or one of its strategic partners manufactures bertilimumab, Immune is required to pay Lonza approximately $114 (or £75) annually during the course of the license agreement (first payable upon commencement of Phase II clinical trials) plus a royalty of 1.5% of the net selling price of the product, and if any other party manufactures the bertilimumab, Immune is required to pay Lonza approximately $500 (or £300), or, per sublicense annually during the duration of such sublicense plus a royalty of 2% of the net selling price of the product. In addition, Immune is required to pay Lonza approximately $3 (or £2) or, for the supply of certain cell lines, if it uses such cell lines. Notwithstanding the foregoing, Immune is not obligated to manufacture bertilimumab through the use of Lonza’s system. The royalties are subject to a 50% reduction based on the lack of certain patent protections, including the expiration of patents, on a country-by-country basis. Unless earlier terminated (including, but not limited to, the reasons set forth below), the license agreement continues until the expiration of the last enforceable valid claim to the licensed patent rights, which expire between 2014 and 2016.

(f)	Dalhousie University

In connection with the Merger, the Company maintains a direct license agreement with Dalhousie University under which the Company has an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in AmiKet.

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is further obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or a New Drug Application for AmiKet is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. On April 3, 2014, the Company entered into a Waiver and Amendment to the license agreement pursuant to which Dalhousie agreed to irrevocably waive the Company’s obligation to pay the $500 maintenance fee that was due on August 27, 2012 and August 27, 2013 and in any subsequent year. In addition, the Company has agreed to pay Dalhousie royalties of five percent (5%) of net sales of licensed technology in countries in which patent coverage is available and three percent (3%) of net sales in countries in which data protection is available. The parties have also agreed to amend the timing and increase the amounts of the milestone payments payable under the license agreement.

(g)	Shire BioChem

In connection with the Merger, the Company acquired a license agreement for the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem, Inc (formerly known as BioChem Pharma, Inc.). The Company is required to provide Shire BioChem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26, assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales.

Note 6—Intangible Assets

 The value of the Company’s intangible assets is summarized below:

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Total
Balance as of December 31, 2012	$2,254	$613	$615	$414	$3,896
Additions	—	—	—	—	—
Amortization	(167)	(46)	(47)	(29)	(289)
Balance, December 31, 2013	$2,087	$567	$568	$385	$3,607
Additions (see Note 8 (5))	—	—	—	111	111
Amortization	(42)	(11)	(12)	(9)	(74)
Balance, March 31, 2014	$2,045	$556	$556	$487	$3,644

The Company’s intangible assets were determined by management to have a useful life of between seven and fifteen years. Amortization expense amounted to $74 and $71 for the three month period ended March 31, 2014 and 2013 and to $806 for the cumulative period from Inception through March 31, 2014.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets owned at March 31, 2014 is as follows:

Period Ending	Amount
2014	$229
2015	305
2016	305
2017	305
2018 and thereafter	2,500
Total	$3,644

Note 7— Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013

Professional fees	961	1,980
Franchise taxes payable	—	175
Salaries and employee benefits	391	505
Rent	631	631
Financing costs	406	265
Other	69	16
Total	2,458	3,572

Note 8— Notes and Loans Payable

The Company is party to loan agreements as follows:

	March 31, 2014	December 31, 2013

Senior secured term loan (1)	$4,442	$4,442
Loan payable (3)	—	50
Note payable (4) (5)	558	376
Short term loan (2) (6)	178	37
Total notes and loans payable	$5,178	$4,905

Notes and loans payable, current portion	$1,899	$1,546
Notes and loans payable, long-term	$3,279	$3,359

Repayments under the Company’s existing debt agreements consist of the following:

Period Ending	Amount
2014	$1,403
2015	1,730
2016	1,738
2017	267
2018 and thereafter	40
Total	$5,178

(1)

In connection with the Merger, the Company assumed a senior secured term loan from MidCap Financial (“MidCap”). In August 2013, the Company and MidCap entered into a Third Amendment and Consent to Loan and Security Agreement between the Company, its subsidiaries, and MidCap (“Third Amendment”).

The Third Amendment restructured the Company's loan in connection with the completed Merger. In addition to providing MidCap’s consent to the Merger, the amendment fixed the outstanding principal balance of the initial borrowing ("Tranche 1") of the loan at $4,442. Principal repayments on the Tranche 1 amount was set to commence on December 1, 2013 and was later amended under the Fourth Amendment to commence on May 1, 2014. Principal repayments will be due in approximately equal monthly installments commencing on the first repayment date. The scheduled maturity date of the loan is August 1, 2016.

The Third Amendment also provides availability for a second borrowing ("Tranche 2") of $1,000, which will be available for drawing by the Company through August 1, 2014, at the Company’s discretion, upon meeting certain conditions, most importantly the raising of net cash proceeds of at least $17,500 through one or more qualifying transactions, as defined in the amendment. Repayment of the Tranche 2 amount will be in approximately equal monthly payments, ending on the maturity date of the Tranche 1 loan. Interest on the Tranche 1 and Tranche 2 loans will accrue at the rate of 11.5% per annum and will be paid monthly in arrears.

As part of the Third Amendment, in consideration for the restructuring of the loan, subsequent to the closing of the Merger, the Company granted to MidCap five-year warrants to purchase 101,531 shares of the Company’s common stock at $3.50 per share having a grant date fair value of approximately $300. Warrants to purchase additional shares of the Company’s common stock will be issuable if the Tranche 2 amount is drawn. The number of shares and the exercise price of the additional warrants will be based on the market price of the Company’s stock at the time of the drawing.

In March 2014, in connection with the issuance of the Preferred C Stock and the March 2014 Warrants (refer to Note 9), the Company signed a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment”). This amendment fixed the amortization schedule for the Tranche 1. According to the new schedule, principal payments of approximately $135 each are to resume monthly as of May 1, 2014. In addition, the parties agreed to waive defaults that had occurred since the consummation of the Merger. The overall accounting impact of the Fourth Amendment was not material. On May 1, 2014, the Company repaid principal, as per the new schedule.

(2)

In July 2013, the Company received a line of credit from one of its banks, according to which, it could borrow an amount up to approximately $37. The agreement was extended in December 2013 and was fully repaid in April 2014. The loan bears interest at 6.1% per annum, which is payable on the repayment date of the loan. Borrowings under the loan are personally guaranteed by Dr. Daniel Teper, the Company's Chief Executive Officer (“CEO”).

(3)

In May 2013, the Company entered into a loan agreement to borrow $50. The debt carried a fixed rate of interest of 10%, payable together with the principal amount on June 30, 2013. In connection with the debt issuance, the Company granted to the investor an option to invest up to $500 in the Company and purchase such number of shares of the Company of the most preferential class at a price per share reflecting a 10% discount off the lowest price per share at the last round of investment immediately prior to the exercise of the option. The Company expensed $50 to interest expense related to this option during the second quarter of 2013. The loan as well as the then accrued interest was repaid in March 2014.

(4)

In March 2012, the Company acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $600 payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with agreement date fair value of $376 and an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife. If Immune fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. Future payments are due in the following amounts: $20 to be paid in February 2014, $35 in April 2014, $80 in May 2014, $33 in June 2014, $34 in August 2014, $25 on each of the following anniversaries from February 2015 through February 2018, $100 on each of the following three anniversaries from April 2015 through April 2017 and $35 in February 2019. The overall impact of the amendment was not material. $60 was repaid upon execution of agreement in April 2012, $20 in February 2014 and $35 in April 2014. Total discount amortization of $11 and $12, $169 was recorded in the statement of operations during the periods ended March 31, 2014, 2013 and the cumulative period from Inception through March 31, 2014, respectively.

(5)

In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As a full consideration for the secondary patent rights, the Company shall pay a total of $150, of which $25 will be paid on the first through fourth anniversary of the agreement and an additional $35 on the fifth anniversary of the agreement. The agreement date fair value was $112. During the three month period ended March 31, 2014, discount amortization of $1 was recorded in the statement of operations.

(6)

In February 2014, the Company assumed a short term loan in the total amount of $156, bearing an interest of 7.1%. This loan is to be settled in 10 monthly equal payments of $16 that had commenced in March 2014. During the three month period ended March 31, 2014, interest of $4 was recorded in the statement of operations.

Note 9—March 2014 Financing

In March 2014, the Company had signed agreements to raise $11,720 (“March 2014 Financing”) through the sale of its newly designated Series C 8% Convertible Preferred Stock (the “Preferred C Stock”), convertible into shares of the Company’s common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering of at least $10,000, a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of its shares of common stock, at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect (collectively, the “March 2014 Warrants”). As of March 31, 2014, one investor defaulted on payments of $1,000 under a short-term promissory note, resulting in rejection by the Company of the investor’s subscription, and two board members who participated in the March 2014 Financing and paid for their securities by fees earned for service as members of the board of directors, reduced their subscriptions by $20 each, resulting in the cancellation of an aggregate of 40 shares of Preferred C Stock and the related warrants.

As of March 31, 2014, the Company received total net proceeds of approximately $10,171 after deduction of related fees and expenses of $180 of which were allocated to the value of Preferred C Stock, and $329 which was offset of existing debt to the Company’s employees, consultants, officers and directors. Additional expenses of $408 were allocated to the March 2014 Warrants and recorded in the statement of operations during the period. Included in net proceeds received, is the deposit for future financing of $500 the Company received in November and December 2013. In addition a total of $29 is being deducted in up to four monthly payments from certain non-officer employees.

The March 2014 Warrants were accounted for as a derivative liability, as both the exercise price and the number of warrants issued is subject to certain anti-dilution adjustments. See Notes 3 and 10. Therefore, on March 10, 2014 (agreement date), the March 2014 Warrants were accounted for at fair value of $7,404. The Preferred C Stock was recorded as the difference between overall consideration and the value of the March 2014 Warrants on grant date. A total amount of $3,096 was accounted for as mezzanine equity according to ASC 480 “Distinguishing Liabilities from Equity, as such shares bear clauses allowing for a future adjustment to the number of shares issued to investors. As per above, such adjustment may only increase the number of shares issued, as the conversion price may only be reduced from the initially set level of $3.40. On the issuance date the value ascribed to Preferred C Stock was the difference between the amount raised and the fair value of the March 2014 Warrants.

For subsequent events see Note 16.

Note 10—Stockholders’ Equity

(a)	Stock Option Plans

a.	Immune Ltd 2011 Share Ownership and Option Plan

On May 5, 2011, Immune Ltd.’s board of directors adopted and its stockholders approved the Immune Pharmaceuticals Ltd. 2011 Share Ownership and Option Plan (the “Immune Ltd. Plan”), authorizing Immune Ltd. to grant ordinary shares to eligible employees, directors, and consultants in the form of share options and other types of share purchase rights. The amount, terms, and exercisability provisions of grants are determined by the board of directors. 4,500,000 ordinary shares were reserved for issuance under the Immune Ltd. Plan, of which 4,036,576 were granted, net of cancellations, and exercises as of the Merger date.

The fair value of share based awards granted to a non-employee are marked-to-market on each valuation date until vested using the Black Scholes pricing model. The following table summarizes the stock-based compensation expense from the date of Inception to March 31, 2014:

	Shares	Range of Exercise Price			Weighted Average Exercise Price
Options outstanding at December 31, 2011	—		$—		$—
Granted	3,890,534	0.03	—	2.00	0.33
Forfeited	(115,000)	0.44	—	0.61	0.57
Options outstanding at December 31, 2012	3,775,534	0.03	—	2.00	0.32
Granted	790,000	0.61	—	1.80	1.15
Forfeited	(528,958)	0.03	—	0.61	0.33
Transferred to Immune 2013 Plan	(4,036,576)	$0.03	—	2.00	0.37

Options outstanding at December 31, 2013 and March 31, 2014	—				$—

All of the issued and outstanding options to purchase ordinary shares of Immune Ltd. were exchanged for options to purchase 2,495,951 (effected for the Merger ratio) shares of the Company’s common stock and assumed by the Company in connection with the Merger. The Immune Ltd. Plan has been terminated and no further options will be issued.

b.	Immune Option Plans

The 2005 Equity Incentive Plan (the “2005 Plan”) provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. The terms such as vesting period are determined by the board of directors. A total of 13,000,000 shares of the Company’s common stock are reserved for issuance pursuant to the 2005 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2005 Plan have a maximum maturity of 10 years.

In September 2013, the Company created the 2013 Immune Pharmaceuticals Inc. Stock Ownership and Option Plan (the “2013 Plan”) and assumed within the 2013 Plan the outstanding options to purchase 2,495,951 shares of the Company’s common stock at a weighted average exercise price of $0.60 per share expiring in the years 2022 and 2023 that had been originally issued through the Immune Ltd Plan. No additional shares will be issued from the 2013 Plan. The Company intends to use the 2005 Plan for its future issuances of incentive stock compensation.

(b)	Stock options and stock award activity

The following table illustrates the common stock options granted for the three month period ended March 31, 2014:

Title	Grant date	No. of options	Exercise price			Share price at grant date			Vesting terms (years)			Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	February 2014	1,075,000		$2.38			$2.38		Over 1.0	-	3.0	Volatility		89%
												Risk free interest rate		2.82%
												Expected term, in years		10.00
												Dividend yield		0.00%
Consultants	February-March 2014	155,000	$2.38	-	$4.00	$2.38	-	$4.00		Over 1.0		Volatility		89%
												Risk free interest rate	2.82%	-	3.01%
												Remaining expected term, in years		10.00
												Dividend yield		0.00%

The following table illustrates the stock awards for the three month period ended March 31, 2014:

Title	Grant date	No. of stock awards	Share price at grant date			Vesting terms (years)
Consultants	January-March 2014	715,955	$1.70	-	$4.82	Over 0	-	3

The following table summarizes information about stock awards and stock option activity for the three month period ended March 31, 2014:

	Stock awards		Options
	No. of stock awards	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range			Weighted average grant date fair value	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	—	3,192,849	$3.81	$0.04	—	$4,153.00	$1.67	$12,042
Granted	715,955	$2.33	1,230,000	$2.53	$2.38	—	$4.67	$2.15	$2,818
Exercised	(415,955)	$2.64	—	—		—		—	—
Forfeited	—	—	—	—		—		—	—
Expired		—	(276)	$5,648		$5,648.40		—	$—
Outstanding at March 31, 2014	300,000	$2.25	4,422,573	$3.10	$0.04	-	$4,153.00	$1.81	$14,860
Exercisable at March 31, 2014	—	—	2,917,809	$3.51	$0.04	-	$5,648.40	$1.64	$14,507

The Company recognized total share-based compensation expense of $1,864, $624 and $9,681 in the periods ended March 31, 2014 and March 31, 2013 and from Inception through March 31, 2014, respectively. The total remaining unrecognized compensation cost related to the non-vested stock options, restricted stock and restricted stock units amounted to $9,594 as of March 31, 2014, which will be amortized over the weighted-average remaining requisite service period of 1.60 years. The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

(c)	Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company's common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company's common stock on the last trading day of the purchase period. Each offering period will have six month duration.

The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Sholes option-pricing model. There were no shares issued under the ESPP during the three months ended March 31, 2014 and 2013, so no expense was recorded. A total of 998,043 shares are available for issuance under the ESPP as of March 31, 2014.

(d)	Warrants

The following table summarizes information about warrants outstanding at March 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding at January 1, 2014	2,005,684	$16.23	$1.10	-	$124.20
Issued in connection with March 2014 financing (1)	3,361,904	$4.68	$4.25	-	$5.10
Issuance to lead investors (2)	134,004	$5.04		$5.04
Expired	(11,574)	$135.00		$135.00
Warrants outstanding at March 31, 2014	5,490,018	$8.84	$1.10	-	$124.20

(1)

As part of the units given to participants in the March 2014 Financing, the Company granted its investors with (i) a five-year warrant to purchase 50% or 100% (as per the agreement made with each investor) of the shares of common stock issuable for conversion of Preferred C stock shares, at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred C Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement made with each investor) of a share of common stock at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect. For further discussion refer to Notes 3 and 9.

(2)

On February 24, 2014, the Company’s board of directors approved an amendment to 2012 and 2013 warrant grants to investors of pre-Merger Immune Ltd. Such investors were originally granted with the option to purchase 20% instead of 50% of the shares of Immune Ltd. Therefore, as a remedy, the Company issued additional 134,004 warrants, at an exercise price of $5.04. The total fair value of $274 was determined using the Black-Sholes option pricing model, with an expected term of 1.95-4.48 years, volatility of 90%, risk free interest rate of 0.27%-1.43%. Because the issuance reflects a correction to previous grant, these warrants were accounted for within equity, following the accounting for the original transaction. The impact on current, as well as on any prior financial period was determined not to be material.

Note 11—Income Loss per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the period ended March 31, 2014 and March 31, 2013 and the cumulative period from Inception to March 31, 2014 excludes all shares underlying stock options and warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Due to the Merger on August 25, 2013, the earnings per share for the period before the acquisition date presented in these financial statements were computed based on Immune Ltd.’s historical weighted-average number of shares outstanding, multiplied by the exchange ratio that was established in the Merger. Therefore, unless otherwise noted, all share and per-share amounts for all periods presented have been retroactively adjusted to give the effect to the exchange ratio. Such excluded the potentially dilutive shares as follows:

	Three month period ended March 31,
	2014	2013
Common stock options	4,422,573	2,470,217
Unvested stock awards	300,000	—
Common shares issuable upon conversion of Preferred C Stock	3,141,176	—
Warrants	5,490,018	730,554
Total potentially dilutive shares excluded from calculation	13,353,767	3,200,771

Note 12—Commitments and Contingencies

(a)	Leases

The Company’s lease at 777 Old Saw Mill River Road, Tarrytown, NY, expired on March 31, 2014 and its currently leases office space located at 708 Third Avenue Suite 210, New York, NY 10017. The aggregate monthly rental payment for such lease is approximately $2 per month during the first quarter of 2014 and thereafter, $5 per month. In addition, the Company’s lease of office space at 15 Abba Even, Herzliya, Israel, expired on December 31, 2013 and it had entered into a new, 3 year, agreement for the lease of office space at 15 Galgalei HaPlada, Herzliya, Israel, effective as of December 15, 2013. The aggregate monthly rental payment for such lease is approximately $6 per month. The Company’s lease of laboratory space in Rehovot, Israel expired in March 2014 and was not renewed. Future minimum lease payments under non-cancelable operating leases for office space, as of March 31, 2014, are as follows:

Year ending December 31,	Amount
2014	$54
2015	72
2016	72
$198

(b)	Employment Agreements

The Company is committed under various employment agreements with senior management. The agreements provide for, among other things, salary, bonus, severance payment, and certain other payments, each as defined in the respective agreements.

(c)	Consulting Contracts

The Company is a party to a number of research, consulting, and license agreements, which require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments totaling approximately $900 under these agreements, payable from 2014 through 2016. The Company is obligated to make future royalty payments to iCo, MabLife, Yissum, Dalhousie and Shire. See also Note 5.

(d)	Litigation

In connection with the Merger, the Company became the defendant in litigation involving a dispute between the plaintiffs Kenton L. Cowley and John A. Flores, and EpiCept Corporation. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in the Company’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial to November 2014 and a mandatory settlement conference in July 2014. The Company believes this complaint is entirely without merit and that incurrence of a liability is not probable.

Note 13—Related Parties

(a)	Daniel Teper

At Inception, Immune Ltd. issued 500,000 ordinary shares to Daniel Teper, Chairman and CEO of Immune Ltd. At the time of the transaction, Dr. Teper became a 50% owner of Immune Ltd. along with Jean Kadouche. Immune Ltd. assigned no value to the shares issued in this transaction.

In October 2010, Immune Ltd. issued 4,000,000 ordinary shares in connection with Dr. Teper’s contribution of Immune Pharmaceuticals Corporation, a U.S. company owned and controlled by Dr. Teper. This transaction was between entities under common control and was recorded using the carryover basis of Immune Pharmaceuticals Corporation. Immune Ltd. also entered into a loan agreement with Dr. Teper under which Dr. Teper agreed to lend to Immune Ltd. up to $250,000. The loan bore an interest rate of Libor plus 1.5% and was convertible into Immune Ltd.’s ordinary shares under certain conditions. The loan was due for repayment on the earlier of October 2012 or upon completion of subsequent financing which, when added to previous financing of Immune Ltd., totaled $2,000. Immune Ltd. borrowed a net amount of $108 in 2010 and an additional net amount of $80 in 2011. In July 2012, Immune Ltd.’s stockholders approved the conversion and repayment of the unpaid balance of the loan and accrued interest amounting to $188 into 408,809 ordinary shares at a price per share of $0.4359. The conversion price represented a discount from the fair value of the shares at the time of the conversion of $1.78 and, accordingly, Immune Ltd. recorded a beneficial conversion expense of $549 in the third quarter of 2012.

In December 2010, Immune Ltd. entered into a consulting agreement with Dr. Teper. Under which Immune Ltd. agreed to pay Dr. Teper $25 per month for his services as CEO, which became payable upon Immune Ltd. attaining a total of $3,000 in financing. In June 2011, Immune Ltd. entered into a service agreement with 21 West Partners LLC, a company owned and controlled by Dr. Teper, under which the Company agreed to pay $200 annually for services rendered plus reimbursement for certain expenses. The consulting agreement with Dr. Teper was terminated in September 2011. The service agreement with 21 West Partners LLC was terminated on December 2013.

In September 2011, Immune Ltd. entered into an employment agreement with Dr. Teper under which he continued as Immune Ltd.’s CEO. Immune Ltd. agreed to compensate Dr. Teper with a monthly salary of approximately $10,000 plus benefits and reimbursement of certain expenses. Mr. Teper is eligible for an annual bonus of up to 50% of his annual salary based 50% upon successful achievement of personal objectives and the overall performance of his duties and obligations, and 50% on general corporate performance. The agreement is cancelable by Dr. Teper with six months’ prior notice and by Immune Ltd. with twelve months’ prior notice.

In connection with the December 2010 consulting agreement, Immune Ltd. issued ten-year options to Dr. Teper in July 2012 to purchase 300,000 ordinary shares at a price per share of $0.025. The options have vesting provisions based on Immune Ltd. attaining successively higher amounts of financing. All 300,000 options have vested as of March 31, 2014. The fair value of the option grant was $527, using the Black-Scholes option pricing model, which is being expensed over the estimated vesting period. Immune Ltd. awarded a ten-year option grant to purchase 50,000 ordinary shares at a price of $0.4359 per share in July 2012 that was immediately vested. The fair value of the grant was $76, which was charged to share compensation expense in the third quarter of 2012.

In June 2012, Immune issued 4,500,000 Founder shares to Dr. Teper in exchange for 4,500,000 shares of ordinary shares he held. Founder shares confer on Dr. Teper the same rights held by ordinary stockholders plus a preference in the event of a Deemed Liquidation event, reflecting a price per share of less than $2.70 or a company valuation of less than $42 on a fully diluted basis, equal to 125% of the consideration received by the holders of ordinary shares upon distribution; or upon a Deemed Liquidation event reflecting a price per share of more than $2.70 or at a company valuation of more than $42 on a fully diluted basis equal to 150% of the consideration received by the holders of the ordinary shares upon distribution. Immune Ltd. estimated the fair value of the preference right at $2,800, based on management’s assessment of the probabilities of a Deemed Liquidation event occurring at either range against the probability of the Deemed Liquidation not occurring. The Merger meets the definition of Deemed Liquidation event. Immune Ltd. recorded an expense related to the liquidation preference granted to Dr. Teper of approximately $2,800 on the date of exchange (June 2012). The closing of the Merger resulted in the issuance of 2,250,000 founder shares of Immune Ltd. and an additional expense was recorded related to the liquidation preference granted to Dr. Teper of approximately $2,000. It was determined that the price per share was more than $2.70 or at a company valuation of more than $42,000 on a fully diluted basis, so Dr. Teper received 150% of the consideration received by the holders of the ordinary shares upon distribution.

In February 2014, the Company granted Dr. Teper 750,000 options to the Company’s shares on common stock, at an exercise price of $2.38. These options will vest quarterly over a three year period. Total fair value at grant date was $1,542. See also Note 10.

Total expenses recorded for 21 West Partners LLC and Dr. Teper in the aggregate amounted to approximately $55, $50 and $667 in each of the periods ended March 31, 2014 and 2013 and the period from Inception through March 31, 2014, respectively.

In addition, Dr. Teper offset $60 of the amounts due to him under the service agreement with 21 West Partners LLC, for participation in the March 2014 Financing. As of March 31, 2014, outstanding obligations to Dr. Teper under the agreements amounted to $12.

(b)	Serge Goldner

In December 2010, Immune Ltd. entered into a consulting agreement with Serge Goldner under which Immune Ltd. agreed to pay $6,500 per month for his services as Chief Financial Officer (“CFO”), which became payable upon Immune Ltd. attaining a total of $2,000 in financing. Total expenses recorded for Mr. Goldner pursuant to the consulting agreement amounted to approximately $94 in 2011. In January 2012, Immune Ltd. terminated the consulting agreement and entered into an employment agreement with Mr. Goldner under which he continued as Immune Ltd.’s CFO. Immune Ltd. agreed to compensate Mr. Goldner with a monthly salary of approximately $9,000 plus benefits including a company car and reimbursement of certain expenses. Mr. Goldner was eligible for an annual bonus of up to 30% of his annual salary based 50 % upon successful achievement of personal objectives and the overall performance of his duties and obligations, and 50 % on general corporate performance. The agreement is cancelable by Mr. Goldner with six months’ prior notice and by Immune Ltd. with twelve months’ prior notice.

In connection with the December 2010 consulting agreement, Immune Ltd. granted to Mr. Goldner ten-year options to purchase 100,000 ordinary shares at a price per share of $0.025. The options have vesting provisions based on Immune Ltd. attaining successively higher amounts of financing and were all vested as of September 30, 2013. Immune Ltd. assigned no value to the ordinary shares issued to Mr. Goldner. The fair value of the option grant as of the grant date was $176, using the Black-Sholes option pricing model, which is being expensed over the estimated vesting period.

In connection with Mr. Goldner’s employment agreement, Immune Ltd. awarded ten-year options to purchase 850,000 ordinary shares in May 2012. 250,000 options have an exercise price of $0.0259 per share and vest quarterly over a two-year period. 600,000 of the options have an exercise price of $0.4359 per share and vest upon the earlier of Immune Ltd. attaining a total of $10,000 in financing or upon a Liquidation Event, as defined in the option agreement. The fair value of the grants was approximately $1,400 as determined by the Black-Sholes option pricing model and is being expensed over the estimated vesting period.

In November 2012, Immune Ltd. awarded Mr. Goldner an option grant in connection with his continued employment with Immune Ltd. Ten-year options to purchase a total of 95,000 shares were granted at an exercise price of $0.6122 and were immediately vested. The fair value of the grant was approximately $120 and was expensed in the fourth quarter of 2012.

Mr. Goldner terminated his employment with Immune Ltd in April 2013. In connection with the termination, a final agreement was entered into in September 2013 whereby options to purchase 700,000 ordinary shares were immediately vested and the exercise term was extended to five years from the date of grant. Immune Ltd. incurred share compensation expense of $241 in connection with the termination and immediate acceleration of the vesting of Mr. Goldner’s options. As of March 31, 2014, there was no outstanding amounts owed to Mr. Goldner.

Total expenses recorded for Mr. Goldner in the aggregate amounted to approximately $0, $0 and $94 in each of the periods ended March 31, 2014 and 2013 and the period from Inception through March 31, 2014, respectively. As of March 31, 2014, there are no outstanding obligations to Mr. Goldner.

(c)	Jean Elie Kadouche, Ph.D.

Immune issued 500,000 ordinary shares to Jean Elie Kadouche at its formation in July 2010. At the time of the transaction, Dr. Kadouche became a 50% owner of Immune Ltd. Immune Ltd. assigned no value to the shares issued in this transaction.

Dr. Kadouche signed a 12 month consulting agreement with Immune Corp. in October 2009. Compensation under the agreement was $15 per month payable after Immune Ltd. raised an aggregate amount of at least $2,000 in equity.

In March 2011, Dr. Kadouche and a partner sold to Immune Ltd. the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies for the consideration of $20 (paid to Immune Pharma (Technologies) SAS, and 800,000 ordinary shares. The transaction was treated as an asset purchase and valued at $680 based on the fair value of Immune Ltd.’s ordinary shares on the transaction date of $0.85.

In December 2011, Immune Ltd. entered into a new consulting agreement pursuant to which Dr. Kadouche became a strategic advisor and member of Immune Ltd.’s Scientific Advisory Board.

In August 2013, Immune Ltd. and Dr. Kadouche signed a new Consulting Services Agreement in which Dr. Kadouche agreed to serve as Immune Ltd.’s Vice President Biologics R&D and as a member of the Scientific Advisory Board. In consideration for his services, Immune Ltd. agreed to pay a consulting fee of up to $10 per any calendar month plus reimbursement of expenses. Dr. Kadouche is also eligible to receive bonus compensation in any calendar year at the discretion of the Board of Directors. Immune Ltd. Issued 22,917 shares of its ordinary shares to Dr. Kadouche as compensation for any past services rendered for which payment had not already been made. The shares were valued at $55.

Total expenses recorded for Dr. Kadouche in the aggregate amounted to approximately $10, $2 and $366 in each of the periods ended March 31, 2014 and 2013 and the period from Inception through March 31, 2014, respectively. As of March 31, 2014, $10 was due to Dr. Kadouche and is presented within due to related parties in the accompanying consolidated balance sheets.

(d)	Herve de Kergohen

Herve de Kergohen, M.D. was a member of the Company’s board of directors from August 2013 until October 2013. In December 2011, Immune Ltd. agreed to compensate Dr. Kergohen for his services in securing new financing for Immune Ltd. Immune Ltd agreed to pay Dr. Kergohen 5% of the proceeds from an investment transaction in cash and 50,000 ten-year options to purchase Immune Ltd.’s ordinary shares at an exercise price of $0.0265 per share. In July 2012, the Company issued ten-year options having a fair value of $88 based on the Black-Sholes option pricing model. The warrants are fully vested.

In July 2012, in connection with his board service, Immune Ltd. awarded Dr. Kergohen options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Sholes option pricing formula, was approximately $82. As of March 31, 2014, no amounts were due to Dr. Herve de Kergohen.

Total expenses recorded for Dr. Kergohen in the aggregate amounted to approximately $0, $0 and $43 in each of the periods ended March 31, 2014 and 2013 and the period from Inception through March 31, 2014, respectively. As of March 31, 2014, no amounts were due to Dr. Kergohen.

(e)	Isaac Kobrin

Isaac Kobrin, M.D., is currently a member of the Company’s board of directors. In November 2011, Immune Ltd. agreed to compensate Dr. Kobrin $5 per month for consulting and board services plus options to purchase 60,000 ordinary shares at an exercise price of $0.0265, which agreement has expired. Immune Ltd issued the ten-year options in July 2012 with a fair value of $106 based on the Black-Sholes option pricing model.

In July 2012, in connection with his board service, Immune Ltd. awarded Dr. Kobrin ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Sholes option pricing formula, was approximately $82.

In October 2013, in connection with his board service, Immune Ltd. awarded Dr. Kobrin ten-year options to purchase 100,000 ordinary shares at an exercise price of $2.50 per share. Half of the options were immediately vested and half of the options vest within a three year period. The fair value of the options, based on the Black-Scholes option pricing model, was approximately $242. In addition, in October 2013, the Company had agreed to pay Isaac Kobrin, M.D $60 per year for his board services.

Total expenses recorded for Dr. Kobrin in the aggregate amounted to approximately $15, $15 and $105 in each of the periods ended March 31, 2014 and 2013, and the period from Inception through March 31, 2014, respectively. In addition, Dr. Kobrin participated in the March 2014 Financing by converting $60 owed to him by the Company. As of March 31, 2014, $30 is due to Dr. Kobrin for board service.

(f)	Rene Tanenbaum

Rene Tanenbaum was a member of Immune Ltd.’s board of directors from August 2011 until October 2012. Immune Ltd. signed a consulting agreement with the firm of Myrtle Potter & Company in March 2012 at which time Ms. Tanenbaum was associated with the firm. In July 2012, Ms. Tanenbaum received an allocation of ten-year options to purchase 42,236 ordinary shares from the total amount of options issued to the firm in connection with the consulting agreement. The options had an exercise price of $0.6122 and were immediately vested. The fair value of the options was approximately $65 based on the Black-Sholes option pricing model.

In July 2012, in connection with her board service, Immune Ltd. awarded Ms. Tanenbaum options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Sholes option pricing model, was approximately $82.

In December 2013, in connection with her board service, Immune Ltd. awarded Ms. Tanenbaum options to purchase 90,000 ordinary shares at an exercise price of $2.35 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing model, was approximately $204. As of March 31, 2014, no amounts were due to Ms. Tanenbaum.

(g)	David Naveh

Immune Ltd. had entered into a consulting agreement with David Naveh in November 2009 to provide strategic advice. The contract provided for a monthly fee of $11 commencing once Immune Ltd. had raised $2,000 in financing.

In January 2011 Immune Ltd. revised its agreement with Mr. Naveh. Immune Ltd. agreed to pay a monthly consulting fee of $5 commencing upon Immune Ltd.’s attaining $3,000 in financing. Immune Ltd. also agreed to issue to Mr. Naveh ten-year options to purchase 100,000 ordinary shares at an exercise price of $0.0265. The agreement was revised again in April 2012, reducing the consulting fee in return for a grant of ten-year options to purchase 155,000 ordinary shares at a price per share of $0.0265, 115,000 of which vested immediately and 25,000 were to vest upon attaining $3,000 in financing and 15,000 were vested on December 31, 2012. All of the options were issued in July 2012. The fair value of the option grants totaled approximately $450 based on the Black-Sholes option pricing model.

David Naveh was a member of Immune Ltd.’s board of directors from August 2011 until October 2012. In July 2012, in connection with his board service, Immune Ltd. awarded Mr. Naveh ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.4359 per share. The options were immediately vested. The fair value of the options, based on the Black-Sholes option pricing formula, was approximately $82.

In January 2013, the consulting agreements with Mr. Naveh were terminated. In connection with the termination, Immune Ltd. agreed to extend the exercisability of the 280,000 vested options for a period of 24 months. Immune Ltd. incurred share-based compensation expense of $100 in connection with the vesting.

Total expenses recorded for Mr. Naveh in the aggregate amounted to approximately $0, $0 and $131 in each of the periods ended March 31, 2014 and 2013, and the period from Inception through March 31, 2014, respectively. As of March 31, 2014, no amounts were due to Mr. Naveh.

(h)	Simon Benita, Ph.D

Simon Benita, Ph.D., is the chairman of Immune Ltd.’s Scientific Advisory Board and a professor at the Hebrew University of Jerusalem. In June 2010, Immune Ltd. signed a consulting agreement with Dr. Benita related to his work in nano - and micro-particulate drug delivery systems. Immune Ltd. expensed $135 in connection with the agreement. In May 2012, in connection with the agreement, Immune Ltd. issued ten-year options to purchase 100,000 ordinary shares, 50,000 of which are immediately exercisable at $0.0265 and 50,000 are immediately exercisable at $0.4359. The fair value of the options was approximately $167 based on the Black-Sholes option pricing formula.

In April 2011, Yissum granted Immune Ltd. a license that includes patents, research results and knowhow related to the NanomAbs technology. Yissum granted Immune an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. As consideration for the grant of the license, under the license agreement, as amended on September 2011, Immune is required to pay the following consideration: (i) royalties in the amount of up to 4.5% of net sales; (ii) an annual license maintenance fee commencing on the 6th anniversary and each anniversary thereafter, annual license fee of $30,000 for the first year, increasing by 30% for each subsequent year ; (iii) research fees of $400 for the first year and $400 for the second year (but, not to exceed $1,800 in the aggregate); (iv) milestone payments up to $8,600 (based on the attainment of certain milestones, including IND application submission, patient enrollment in clinical trials, regulatory approval and commercial sales); (v) sub-license fees in amounts up to 18% of any sub-license consideration; and (vi) equity consideration in the amount of 8% of the ordinary shares of Immune on a fully diluted basis (which at the time equaled 800,000 ordinary shares). The license expires, on a country-by-country basis, upon the later of the expiration of (i) the last valid licensed patent, (ii) any exclusivity granted by a governmental or regulatory body on any product developed through the use of the licensed technology or (iii) the 15-year period commencing on the date of the first commercial sale of any product developed through the use of the licensed technology. Upon the expiration of the license, Immune will have a fully-paid, non-exclusive license to the licensed technology.

In October 2012, Immune Ltd. issued to Dr. Benita ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.6122 per share. The options were immediately vested. The fair value of the option grant was approximately $70 based on the Black-Sholes option pricing model.

Total expenses recorded for Dr. Benita in the aggregate amounted to approximately $0, $0 and $135 in each of the periods ended March 31, 2014 and 2013 and the period from Inception through March 31, 2014, respectively. As of March 31, 2014, no amounts were due to Dr. Benita.

(i)	Mark E. Rothenberg, M.D., Ph.D

Mark E. Rothenberg, M.D., Ph.D. is the co-chairman of Immune Ltd.’s Scientific Advisory Board. In March 2011, Immune Ltd. agreed to compensate Dr. Rothenberg $5 per month for consulting services plus 400,000 ordinary shares. The share grant was valued at $340 based on the fair value of the share as of the date of grant.

In November 2012, in connection with his service on Immune Ltd.’s Scientific Advisory Board, Immune Ltd. awarded Dr. Rothenberg ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.6122 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $70. As of March 31, 2014, $75 is still payable by the Company to Dr. Rothenberg.

In December 2013, in connection with his board service, Immune Ltd. awarded Dr. Rothenberg options to purchase 50,000 ordinary shares at an exercise price of $2.35 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $114.

Total expenses recorded for Dr. Rothenberg in the aggregate amounted to approximately $15, $26 and $208 in each of the periods ended March 31, 2014 and 2013 and the period from Inception through March 31, 2014, respectively. In addition, Dr. Rothenberg participated in the March 2014 Financing by converting $39 from consulting fees due to him. As of March 31, 2014, $75 was due to Dr. Rothenberg.

(j)	Philippe Salphati

In June 2010, Philippe Salphati, an investor in the Company, signed a consulting agreement with Immune Ltd. and became a member of Immune Ltd.’s Board of Strategic Advisors. The agreement compensated Mr. Salphati with a fee of $5 per quarter, payable commencing upon Immune Ltd.’s attaining $3,000 in financing. In January 2012, in connection with the agreement, Immune Ltd. issued ten year options to purchase 20,000 ordinary shares with an exercise price of $0.0265. These options vest quarterly over four years. Immune Ltd also issued ten year options to purchase 13,926 ordinary shares at an exercise price of $0.0265 that were vested immediately in connection with Mr. Salphati’s investment in Immune Ltd.’s ordinary shares. In November 2012, Immune Ltd. also issued options to purchase 3,250 ordinary shares at an exercise price of $2.00. The ordinary shares purchase was made at a fair value of $1.71 per share, and the option grants had a fair value of approximately $62 based on the Black-Sholes option pricing model.

Total expenses recorded for Mr. Salphati in the aggregate amounted to approximately $0, $0 and $70 in each of the periods ended March 31, 2014 and 2013 and the period from Inception through March 31, 2014, respectively. As of March 31, 2014, a total of $10 was due to Mr. Salphati.

(k)	Omar Chane

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

(l)	Daniel Kazado and Melini Capital Corp.

In October 2013, in connection with his appointment as a member to board of directors of the Company, Immune Ltd. awarded Daniel Kazado ten-year options to purchase 100,000 ordinary shares at an exercise price of $2.50 per share. Half of the options were immediately vested and half of the options vest within a three year period. The fair value of the options, based on the Black-Scholes option pricing model, was approximately $242. In addition, for his board services, Mr. Kazado is to receive $40 per annum, starting October 2013. Total expenses recorded for Mr. Kazado in the aggregate amounted to approximately $10, $0 and $20 in each of the periods ended March 31, 2014 and 2013 and the period from Inception through March 31, 2014, respectively.

In January 2014, the Company entered into a consulting agreement with Melini Capital Corp., to which Mr. Kazado is related. In accordance with the agreement, Melini Capital Corp. received a grant of 600,000 restricted shares of common stock of the Company, to vest monthly over three years. In connection with this grant, the Company recorded an expense of $200 in the period ended March 31, 2014.

Melini Capital Corp. had previously received options to purchase an aggregate of 750,000 shares of common stock. As of December 31, 2013, those options have fully vested. The options had a grant date fair value aggregating approximately $1,200 based on the Black-Scholes option pricing model.

In addition, Mr. Kazado, offset $20 of existing debt by the Company for participation in the March 2014 Financing. In April 2014, the Company entered into a revolving line of credit with Melini Capital Corp. See Note 16. As of March 31, 2014, no amounts were due to Mr. Kazado.

Note 14— Government Grants

The Company has received several grants from the State of Israel’s Ministry of Industry, Trade & Labor. At March 31, 2014 and at December 31, 2013, the total grants received by the Company were $523 and $521, respectively, which were recorded as a long term liability. The terms of these grants require the Company to pay royalties (up to the total grant amount) on any revenue-generating goods or services developed from the research funded by these grants.

Note 15— Risks and Uncertainties

(a)

The Company expects that a large percentage of its future research and development expenses to be incurred in support of current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. The Company tests its product candidates in numerous preclinical studies for toxicology, safety and efficacy. The Company then conducts early stage clinical trials for each drug candidate. As the Company obtains results from clinical trials, it may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus resources on more promising product candidates or programs. Completion of clinical trials may take several years but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate.

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

(b)

Financial instruments which potentially subject the Company to significant concentrations of credit risk consists principally of cash. The Company maintains its cash with various major financial institutions. These major financial institutions are located in the United States and Israel. At certain times during the year cash may exceed federally insured limits.

(c)

A portion of the Company’s expenses are denominated in NIS and British Pound. If the value of the U.S. dollar weakens against the value of these currencies, there will be a negative impact on the Company’s operating costs. In addition, the Company is subject to the risk of exchange rate fluctuations to the extent it holds monetary assets and liabilities in these currencies.

Note 16— Subsequent Events

(a)

In April 2014, the Company entered into a three-year, $5,000 revolving line of credit with one of its existing stockholders, who is related to a member of the Company’s board of directors. Borrowings under this line of credit incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit become due upon maturity, April 7, 2017. This facility is unsecured and subordinated to the Company’s senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5,000.

(b)

In April and May 2014, subsequent to the balance sheet date, certain investors elected to exercise their shares of Preferred C Stock. As a result, 632,000 shares of common stock were issued by the Company.

(c)

In connection with the March 2014 PIPE, we filed a Registration Statement on Form S-1 (Registration No. 333-195251) to register the resale of the shares of common stock underlying the Preferred C Stock, the shares of common stock underlying the March 2014 Warrants and certain shares of common stock that may be issuable as payment for dividends on the Preferred C Stock, which registration statement was declared effective by the SEC on April 25, 2014. Subsequently, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $3.40 to $2.71 and the exercise price of the warrants was reduced from $4.75 to $3.39 and from $5.10 to $4.07, as applicable. Consequently, as of May 2, 2014, an additional 775,395 shares of common stock may be issuable upon the conversion of the Preferred C Stock and an additional 62,029 shares may be issuable as payment for dividends thereon. We believe the accounting impact of the adjustment to be material. We plan to file with the SEC a new Registration Statement on Form S-1 to register the resale of the additional shares underlying the Preferred C Stock and the March 2014 Warrants. The Company is currently unable to evaluate the overall impact of this event on its overall financial statements.

(d)

In May 2014, subsequent to the balance sheet date, the Company initiated negotiations towards an amendment to the Preferred C Stock agreements. In accordance with such proposed amendment, the holders of the Preferred C Stock are to receive voting rights, on an as if converted basis, subject to the limitations on beneficial ownership. In addition, a floor is to be set at $0.25 to the conversion price of the Preferred C Stock. As a result of such suggested amendment, if successful, the Preferred C Stock will be accounted for within stockholders’ equity. The Company is currently unable to evaluate the impact of this event on its overall financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

This report refers to trademarks of the Company as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners.

Overview

Immune Pharmaceuticals Inc. is a publicly traded (OTCQX: IMNP, NASDAQ OMX, First North Premier, Stockholm: IMNP.ST) clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including monoclonal antibodies, or mAbs, nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. We favor a personalized approach to treatment with the development and use of companion diagnostics. Bertilimumab is a fully human monoclonal antibody that targets Eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases. Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with Bertilimumab for the treatment of ulcerative colitis and an open label, Phase II clinical trial for the treatment of bullous pemphigoid, or BP, a dermatologic auto-immune orphan condition. We are assessing development in other indications including Crohn’s Disease and Severe Eosinophilic Asthma. We are building a long term pipeline through the development of the NanomAbs® which allow for the targeted delivery of cytotoxic drugs for the treatment of cancer. We are also seeking to partner our pain compound AmiKet™, a topical cream consisting of a patented combination of amitriptyline and ketamine that is in late stage development for the treatment of peripheral neuropathies. We are assessing further clinical development and partnering of crolibulin for the treatment of certain solid tumors in combination with cytotoxic drugs and with anti-angiogenic drugs for the treatment of cancer. We are also considering a nanoparticle formulation of crolibulin in order to further optimize its efficacy/safety ratio.

Antibodies are large, complex proteins produced by immune cells that bind to and help eliminate foreign and infectious agents in the body. Antibodies are Y-shaped, composed of two arms that recognize a unique part of the foreign target, called an antigen, and a stem that triggers the activation of additional immune cells. mAbs bind to a specific site in the antigen. mAbs can be generated to target various cells and portions of cells that are involved in human diseases in order to neutralize their function or eliminate them completely. The main advantage of mAbs is their high selectivity and specificity to their target, which results in lower toxicity as compared to small molecule drugs. Immune’s NanomAbs technology conjugates mAbs to drug loaded nanoparticles to target the drugs to specific cells. NanomAbs selectively accumulate in diseased tissues and cells, resulting in higher drug accumulation at the site of action with minimal off-target exposure.

 On August 25, 2013, we closed the merger with Immune Pharmaceuticals Ltd., or Immune Ltd. (the “Merger”). After giving effect to the acquisition and the issuance of our common stock to the former stockholders of Immune Ltd., we had 13,276,037 shares of common stock issued and outstanding, with the stockholders of Immune Pharmaceuticals Inc. before August 25, 2013, which we shall refer to as pre-Merger Immune, collectively owning approximately 19%, and the former Immune Ltd. stockholders owning approximately 81%, of our outstanding common stock.

The Merger has been accounted for as a reverse acquisition with Immune Ltd. treated for accounting purposes as the acquirer. As such, the financial statements of Immune Ltd. are treated as our historical financial statements, with the results of pre-Merger Immune being included from August 26, 2013 and thereafter. For periods prior to the closing of the reverse acquisition, therefore, our discussion below relates to the historical business and operations of Immune Ltd.

Our existing cash at March 31, 2014, the proceeds of our March 2014 financing and the $5,000,000 revolving line of credit we obtained from a related party in April 2014 is sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements in the next twelve months. Our ability to continue as a going concern is predicated upon being able to draw down on the $5,000,000 revolving line of credit. If such line were not available, we will not be able to support their current level of operations for the next 12 months. We will require additional financing in 2015 in order to continue at its expected level of operations. If we fail to obtain needed capital, we will be forced to delay, scale back or eliminate some or all of its research and development programs, which could result in an impairment of its intangible assets.

Recent Developments

Revolving Line of Credit

In April 2014, we entered into a three-year, $5,000,000 revolving line of credit with an existing stockholder, who is related to a member of our board of directors. Borrowings under this line of credit incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit become due upon maturity, April 7, 2017. This facility is unsecured and subordinated to our senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5,000,000. To date, no amounts were drawn under this revolving line of credit.

March 2014 Private Placement

In March 2014, we had signed agreements to raise $11,720,000 (“March 2014 Financing”) through the sale of our newly designated Series C 8% Convertible Preferred Stock (the “Preferred C Stock”), convertible into shares of the Company’s common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering of at least $10,000,000, a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of its shares of common stock, at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect (collectively, the “March 2014 Warrants”). As of March 31, 2014, one investor defaulted on payments of $1,000,000 under a short-term promissory note, resulting in rejection of the investor’s subscription, and two board members who participated in the March 2014 Financing and paid for their securities by fees earned for service as members of the board of directors, reduced their subscriptions by $20,000 each, resulting in the cancellation of an aggregate of 40 shares of Preferred C Stock and the related warrants.

As of March 31, 2014, we received total net proceeds of approximately $10,171,000, after deduction of related fees and expenses of $180,000 which were allocated to the value of Preferred C Stock and $329,000 was offset of existing debt to our employees, consultants, officers and directors. Additional $410,000 were allocated to the March 2014 Warrants and recorded in the statement of operations. In addition, Included in net proceeds received, is the deposit for future financing of $500,000 we received in November and December 2013. In addition a total of $29,000 is being deducted in up to four monthly payments from certain non-officer employees.

The March 2014 Warrants were accounted for as a derivative liability, as both the exercise price and the number of warrants issued is subject to certain anti-dilution adjustments. See Notes 3 and 10 to the accompanying financial statements. Therefore, on March 10, 2014 (agreement date), the March 2014 Warrants were accounted for at fair value of $7,404,000. The Preferred C Stock was recorded as the difference between overall consideration and the value of the March 2014 Warrants on grant date. A total amount of $3,096,000 was accounted for as mezzanine equity according to ASC 480 “Distinguishing Liabilities from Equity”, as such shares bear clauses allowing for a future adjustment to the number of shares issued to investors. As per above, such adjustment may only increase the number of shares issued, as the conversion price may only be reduced from the initially set level of $3.40. On the issuance date the value ascribed to Preferred C Stock was the difference between the amount raised and the fair value of the March 2014 Warrants.

In connection with the March 2014 PIPE, we filed a Registration Statement on Form S-1 (Registration No. 333-195251) to register the resale of the shares of common stock underlying the Preferred C Stock, the shares of common stock underlying the March 2014 Warrants and certain shares of common stock that may be issuable as payment for dividends on the Preferred C Stock, which registration statement was declared effective by the SEC on April 25, 2014. Subsequently, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $3.40 to $2.71 and the exercise price of the warrants was reduced from $4.75 to $3.39 and from $5.10 to $4.07, as applicable. Consequently, as of May 2, 2014, an additional 775,395 shares of common stock may be issuable upon the conversion of the Preferred C Stock and an additional 62,029 shares may be issuable as payment for dividends thereon. We believe the accounting impact of the adjustment to be material. We plan to file with the SEC a new Registration Statement on Form S-1 to register the resale of the additional shares underlying the Preferred C Stock and the March 2014 Warrants.

In May 2014, subsequent to the balance sheet date, the Company initiated negotiations towards an amendment to the Preferred C Stock agreements. In accordance with such proposed amendment, the holders of the Preferred C Stock are to receive voting rights, on an as if converted basis, subject to the limitations on beneficial ownership. In addition, a floor is to be set at $0.25 to the conversion price of the Preferred C Stock. As a result of such suggested amendment, if successful, the Preferred C Stock will be accounted for within stockholders’ equity. The Company is currently unable to evaluate the impact of this event on its overall financial statements.

The Merger

On August 25, 2013, we closed the definitive Merger Agreement and Plan of Reorganization with Immune Ltd. Our assets and liabilities were recorded as of the acquisition date at their estimated fair values. As the Merger is treated as a reverse Merger with Immune Ltd. being the acquiring company, our reported consolidated financial condition and results of operations will reflect these values, but will not be restated retroactively to reflect the historical consolidated financial position or results of operations of pre-Merger Immune. The transaction is expected to qualify as reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

In connection with the Merger, we issued 10,490,090 shares of our common stock to Immune Ltd. stockholders in exchange for all of the issued and outstanding shares of Immune Ltd., with our pre-Merger stockholders retaining approximately 19% ownership and Immune Ltd. stockholders receiving approximately 81% of our outstanding common stock, calculated on an adjusted, fully diluted basis, with certain exceptions. All outstanding Immune Ltd. options and warrants were also exchanged for warrants and options to purchase our common stock. The exchange ratio, and consequently, the proportionate ownership of the Company, was subject to adjustment and did not include (i) the exercise or conversion of certain of our out-of-the-money options and warrants, (ii) ordinary shares and common stock (including common stock issued upon the conversion of certain securities) issued in connection with a proposed private placement of securities conducted by either Immune Ltd, us or both, (iii) loans made between the parties or (iv) the purchase of our common stock by Immune Ltd. prior to the closing of the Merger with the use of a portion of the proceeds from such private placement of securities and in lieu of a certain loan to the Company, each as contemplated and more fully described in the Merger Agreement.

Cash and cash equivalents and other tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying amounts, except for adjustments to certain property and equipment, deferred revenue, deferred rent, facility exit charges and other liabilities, as we believe that these amounts approximate their current fair values.

In-process research and development: In-process research and development represents incomplete research and development projects, directly related to the AmiKet™ license agreement. We estimate that approximately $27,500,000 of the acquisition consideration represents the fair value of purchased in-process research and development related to projects associated with the AmiKet license agreement.

With assistance from outside consultants, we estimated that the AmiKet related projects had an overall fair value of $91,700,000. The fair value was determined using an income approach, and a review of certain program-related documents and forecasts prepared by the Company’s management. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to project expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to drug discovery and regulatory risks. The rate utilized to discount probability adjusted net cash flows to their present values was 30%, and reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments. As the development of these projects is also dependent upon future conditions, specifically the ability to raise substantial capital, it was estimated that we would only retain approximately 30% of the fair value of AmiKet related projects with the majority of the value being relinquished as a condition of raising capital. Therefore the fair value of the asset recorded in the unaudited condensed combined financial statements has been reduced to $27,500,000.

In connection with the IPR&D value determined in connection with the Merger, we accrued a deferred tax liability of approximately $10,870,000 representing the potential tax liability upon realization of the value of the IPR&D. The amount of the accrued deferred tax liability will be impacted upon any future change in the carrying value of the IPR&D.

Pre-acquisition contingencies: We have not currently identified any pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to us prior to the end of the measurement period, which would indicate that a liability is probable and the amount can be reasonably estimated, such items will be included in the acquisition consideration allocation.

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

Amount
Acquisition consideration allocation:
Cash and cash equivalents	$292,000
Restricted cash	252,000
Other current assets	96,000
Property and equipment	29,000
In-process research and development	27,500,000
Accounts payable	(3,078,000)
Accrued liabilities	(1,737,000)
Loan payable	(4,442,000)
Deferred tax liability	(10,870,000)
Gain on bargain purchase	(6,444,000)
Total acquisition consideration	$1,598,000

The total acquisition consideration consisted of our equity investment in pre-Merger Immune and loans between the parties forgiven in the Merger. In accordance with generally accepted accounting principles, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. We recorded a gain on bargain purchase of $6,400,000 in the third quarter of 2013.

Our Business

Bertilimumab

Immune’s lead product candidate, Bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. Immune has initiated a placebo-controlled, double-blind Phase II clinical trial with Bertilimumab for the treatment of ulcerative colitis and a Phase II clinical trial for bullous pemphigoid, an auto-immune dermatological orphan indication. Bertilimumab, has met the regulatory requirements for Phase II trials in Inflammatory Bowel Disease (IBD) (including Crohn's Disease (CD) and ulcerative colitis (UC)) and additional indications. Immune has selected ulcerative colitis to lead the Phase II trials in moderate-to-severe ulcerative colitis patients in Israel. This trial was approved by the Institutional Review Board of Shaare Zedek, Rambam, Wolfson, Meir and Sourasky Medical Centers in Israel and the Israeli Ministry of Health. In addition, Immune has received a regulatory approval for a Phase II study in Bullous pemphigoid. Immune has also communicated with the gastro- intestinal section of the FDA and submitted a pre-Investigative New Drug, or IND, application on October 14, 2012. The pre-IND application is an early communication with the FDA to obtain guidance on the data necessary to warrant an IND application submission. In a meeting on February 6, 2012, the FDA recommended that Immune submit an IND application and provided guidance and support with respect to the development of Bertilimumab for the treatment of ulcerative colitis and Crohn's Disease, including recommendations as to minor chemistry, manufacturing and controls and preclinical studies that will need to be conducted during Bertilimumab’s clinical development. In 2014, Immune expects to file an IND application in the United States, and its equivalent in Europe, in order to expand its clinical program and to submit an orphan drug application for Bullous pemphigoid to the FDA and EMA. In addition, Immune began planning for the clinical development in several other indications, including severe asthma.

NanomAbs Technology Platform

Immune’s NanomAbs technology platform is an ADC platform capable of generating novel drugs with enhanced profiles as compared to standalone antibodies or antibody-drug conjugates (ADCs). This technology conjugates targeting ligands, namely mAbs, to drug loaded nanoparticles. NanomAbs selectively accumulate in diseased tissues and cells, resulting in higher drug accumulation at the site of action with minimal off-target exposure. Immune is building a longer term pipeline of NanomAbs for the treatment of cancer and may enter into collaborative agreements with other companies to acquire complementary drugs or technologies and accelerate the development of NanomAb drug candidates.

CrolibulinTM

CrolibulinTM another product candidate is a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. Crolibulin is being studied by the National Cancer Institute in a phase I/II for the treatment of Anaplastic Thyroid cancer (ATC). CrolibulinTM has shown promising vascular targeting activity with potent anti-tumor activity in pre-clinical in vitro and in vivo studies and in phase I clinical studies. The molecule has been shown to induce tumor cell apoptosis and selectively inhibit growth of proliferating cell lines, including multi-drug resistant cell lines. Murine models of human tumor xenografts demonstrated CrolibulinTM inhibits growth of established tumors of a number of different cancer types. In preclinical tumored animal models, combination therapy has demonstrated synergistic activity with cytotoxic drugs as well as anti-angiogenic drugs. This may support further development of Crolibulin in a variety of cancers other than ATC, including but not limited to refractory ovarian cancer.

AmiKetTM

AmiKetTM is a prescription topical analgesic cream containing a formulation of two FDA-approved drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an NMDA antagonist that is used as an intravenous anesthetic. AmiKetTM is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies. Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system which includes nerves that run from the brain and spinal cord to the rest of the body. Since each of these ingredients has been shown to have significant analgesic effects and because NMDA (N-methyl-D-aspartic acid) antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe the combination is a good candidate for the development of a new class of analgesics. We believe that AmiKetTM can be used effectively in conjunction with orally delivered analgesics, such as gabapentin.

AmiKetTM is an odorless, white vanishing cream that is applied twice daily and is quickly absorbed into the applied area. We believe the topical delivery of its patented combination represents a fundamentally new approach for the treatment of pain associated with peripheral neuropathy. In addition, we believe that the topical delivery of our product candidate will significantly reduce the risk of adverse side effects and drug to drug interactions associated with the systemic delivery of the active ingredients. The results of our clinical trials to date have demonstrated the safety of the cream for use for up to one year and a potent analgesic effect in subjects with chemotherapy-induced peripheral neuropathy, or CIPN, diabetic peripheral neuropathy, or DPN, and post-herpetic neuralgia, or PHN.

In 2010, the FDA has granted AmiKetTM Orphan Drug Status for the treatment of Post Herpetic Neuralgia.

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

We are preparing for Phase III clinical trials and are looking for a development and commercialization partner for AmiKetTM.

Results of Operations

Three month periods ended March 31, 2014 compared to the three month periods ended March 31, 2013 and the development stage period (cumulative from Inception through March 31, 2014)

Revenues

	Three months ended March,			Cumulative from Inception through March 31,
	2014	2013	Change	2014

Revenue	$2,000	$-	$2,000	$21,000

Our revenue to date has consisted of government grants and royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing Bertilimumab, our Phase II drug for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing Bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed the development of Bertilimumab, NanomAbs or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Research and development expense

	Three months ended March,			Cumulative from Inception through March 31,
	2014	2013	Change	2014

Research and development expense	$338,000	$720,000	$(382,000)	$12,434,000

Research and development expense decreased by 53%, or $382,000 during the three month period ended March 31, 2014 to $338,000, compared with $720,000 during the three month period ended March 31, 2013. The decrease was primarily attributable to a decrease, offset by an increase in share based compensation cost of $70,000 in the three month period ended March 31, 2014.

Our research and development effort has been focused on the development of bertilimumab, anti-Ferritin mAb and NanomAbs. Since our inception, we have made substantial investments in research and development. Since Inception, we incurred research and development expenses of $12,434,000. We will need to make additional investments in research and development to bring our product candidates to market.

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

General and administrative expense

	Three months ended March,			Cumulative from Inception through March 31,
	2014	2013	Change	2014

General and administrative expense	$2,541,000	$1,097,000	$1,444,000	$11,411,000

General and administrative expense increased by 131%, or $1,444,000 during the three month period ended March 31, 2014 to $2,541,000, compared with $1,097,000 during the three month period ended March 31, 2013. The increase was primarily attributable to an increase in share based compensation costs of $1,170,000 ($1,781,000 compared to $611,000 in the three month period ended March 31, 2013).

We expect that our general and administrative expenses will increase due to the costs of being a public company. These costs will be reflected in increased accounting, legal and insurance costs, as well as increased costs related to meeting our obligations under the Sarbanes-Oxley Act. We also expect that our general and administrative costs to increase significantly as we pursue additional financing.

Non-operating income (expense)

	Three months ended March,			Cumulative from Inception through March 31,
	2014	2013	Change	2014

Non-operating income (expense)	$(1,902,000)	$(171,000)	$(1,731,000)	$(2,249,000)

Our net non-operating expense amounted to $1,902,000 during the three month period ended March 31, 2014 compared with a net expense of $171,000 during the three month period ended March 31, 2013. The increase in non-operating expense was mainly due to the revaluation of March 2014 Warrants, issued in connection with the March 2014 PIPE. The increase in the derivative liability was mainly due to the increase of our share of common stock market price at the period end. In addition, interest expense for the three months ended March 31, 2014 included for the first time interest on the senior secured loan assumed in the Merger.

From Inception to March 31, 2014, our net non-operating expense consisted mainly from the following: an expense of $1,741,000 due to revaluation of March 2014 warrants, $4,841,000 due to liquidation preference attributable to an agreement to grant additional founder shares to our Chief Executive Officer, $663,000 recorded in connection with loss on extinguishment of debt from the partial repayment and conversion of a loan from our founder, $593,000 in aggregate interest expense incurred from Inception, $734,000 recorded in connection with Immune Ltd. warrant amendment, at the time of the Merger, offset by an $6,444,000 recorded in connection with gain on bargain purchase at the Merger.

Deemed Dividends

Deemed dividend in the total amount of $932,000 was recorded at the Merger date, as a result of triggering of anti-dilution provisions in securities purchase agreements held by certain investors allowing them to purchase shares at a price less than 80% of the price per share of Immune Ltd. at the time of the Merger.

Liquidity and Capital Resources

	As of March 31, 2014	As of December 31, 2013	Change

Cash and cash equivalents	$6,514,000	$49,000	$6,465,000
Working capital (deficit)	$(1,816,000)	$(11,001,000)	$9,185,000
Notes and loans payable, current portion	$(1,899,000)	$(1,546,000)	$353,000

As of March 31, 2014, we had a cash position of $6,514,000 and a negative working capital of $1,816,000. Our existing cash at March 31, 2014, together with the $5,000,000 revolving line of credit we obtained from a related party in April 2014 is sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements over the next twelve months. The Increase of $6,465,000 in our cash in the three month period ended March 31, 2014, was mainly due to $10,171,000 raised in March 2014 PIPE, net, offset by $3,369,000 used in our business operations. As of March 31, 2014, our total stockholders' equity was $2,520,000 due to continued operating deficits from Inception to date, and in part due to the accounting for the March 2014 Warrants and the Preferred C Stock outside of stockholders’ equity.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. In August 2013, we completed the Merger, raising gross proceeds of approximately $10,680,000 through the sale of 10,680 units consisting of one share of Preferred C Stock and two types of warrants. We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. As an alternative source of liquidity, we are exploring acquisition opportunities. In addition, we may pursue a financing. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow.

We have devoted substantially all of our cash resources to research and development programs and incurred significant general and administrative expenses to enable us to finance and grow our business and operations. In addition, we incurred significant costs related to the consummation of the Merger. To date, we have not generated any significant revenues and may not generate any such revenue for a number of years, if at all. We incurred an accumulated deficit of $27,058,000 as of March 31, 2014 and we anticipate that we will continue to incur operating losses in the near future.

Working Capital

Our working capital deficit at March 31, 2014 amounted to $1,816,000, consisting of current assets of $6,762,000 and current liabilities of $8,578,000. This represents a positive change in working capital of approximately $9,185,000 from a working capital deficit of $11,001,000 at December 31, 2013. The improvement in working capital is primarily the result of gross $10,680,000 received in the March 2014 PIPE.

Current and Future Liquidity Position

Our existing liquidity is not sufficient to fund operations, anticipated capital expenditures, working capital and other financing requirements. We must obtain additional financing in the form of debt or equity in order to continue our operations. If we fail to obtain capital in the near future, we may be forced to delay, scale back, or eliminate some or all of our research and development programs, which could result in an impairment of our intangible assets, or to cease operations entirely.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

●	progress in our research and development programs, as well as the magnitude of these programs;
●	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;
●	the ability to establish and maintain collaborative arrangements;

●	the resources, time and costs required to successfully initiate and complete its preclinical and clinical trials, obtain regulatory approvals, protect our intellectual property;
●	the timing, receipt and amount of front-end fees and milestone payments that may become payable through a license of bertilimumab to a third party;
●	the amount of general and administrative expenses and research and development expenses;
●	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and
●	the timing, receipt and amount of sales and royalties, if any, from our potential products.

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

	Three months ended March,			Cumulative from Inception through March 31,
	2014	2013	Change	2014

Net cash used in operating activities	$(3,369,000)	$(595,000)	$(2,774,000)	$(10,342,000)
Net cash used in investing activities	$(20,000)	$(412,000)	$392,000	$(1,798,000)
Net cash provided by financing activities	$9,854,000	$915,000	$8,939,000	$18,654,000

Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2014 was $3,369,000 compared with net cash used in operating activities of $595,000 used in the three month period ended March 31, 2013. The increase in operational cash burn is primarily due to cost of March 2014 PIPE, settlement of liabilities assumed as part of the Merger, as well as repayment of accrued payments to vendors and related party delayed up until the closing of the March 2014 PIPE. In addition, compared to the three month period ended March 31, 2013, the post-Merger company had an increased level of operations, resulting in increased operational burn.

Investing Activities

During the three month period ended March 31, 2014, our net cash used in investing activities amounted to $20,000 and included the cost of secondary patents acquired from MabLife, in the total amount of $112,000, acquisitions of office equipment, in the total amount of $20,000, offset by a decrease of $112,000 in our restricted cash, mainly due to repayment of interest on a secured term loan from MidCap. In the three month period ended March 31, 2013, net cash used in investing activities consisted primarily from the cost of investment in pre-Merger Immune Inc. These funds were considered a part of the purchase price of the Merger.

Financing Activities

During the three month period ended March 31, 2014, our net cash provided by financing activities consisted of cash provided primarily by the March 2014 PIPE of $10,171,000. In addition, during the three month period ended March 31, 2013, we raised approximately $915,000 through the issuance of shares and warrants to our investors.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those policies during the three months ended March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Principal Executive and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Our management has identified a material weaknesses in our internal control related to the lack of sufficient personnel and processes to adequately and timely record certain complex financial and financing transactions. Management has identified and implemented certain re-mediatory procedures, including a more rigorous and timely review of complex agreements prior to their execution, that is intended to reasonably assure management that its disclosure controls and procedures are effective and the hiring of finance personnel. Remediation efforts will continue through the next several financial close cycles until such time as management is able to conclude that its remediation efforts are operating and effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is currently integrating its business processes and information systems with those of Immune Ltd., including the internal controls of both companies. This work commenced upon the closing of the Merger and will continue throughout calendar year 2014.

Part II. Other Information

Item 1. Legal Proceedings.

On November 25, 2008, plaintiffs Kenton L. Cowley and John A. Flores filed a complaint against EpiCept Corporation in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. Discovery was conducted in 2010 and 2011. We filed a motion for summary judgment on April 29, 2011, which was granted on January 24, 2012. Therefore, in 2011 we reversed the reserve of approximately $200,000 that was previously recorded. On September 5, 2012, plaintiffs Kenton L. Cowley and John A. Flores filed an appeal to the Ninth Circuit Court of Appeals. We filed an Answering Brief in October 2012. On December 3, 2013, the Ninth Circuit Court of Appeals affirmed summary judgment in favor of Immune with respect to plaintiffs' fraud in the inducement claim and reversed and remanded the other claims on the basis that there were one or more disputed facts that still existed. A hearing on the motion occurred in November 2013. In May 2014 the court scheduled the trial to November 2014 and a mandatory settlement conference in July 2014. The Company believes this complaint is entirely without merit and that incurrence of a liability is not probable. We continue to believe this complaint is without merit and that there is a low probability that incurrence of a liability will occur.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1

Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 11, 2014).

10.1

Fourth Amendment, Consent and Waiver to Loan and Security Agreement by and among Immune Pharmaceutical, Inc., Maxim Pharmaceuticals Inc., Cytovia, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed March 11, 2014).

10.2†

Settlement Agreement and General Release with the Registrant’s former Chief Medical Officer, Dr. Stephane Allard dated March 11, 2014 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed April 9, 2014).

10.3

Securities Purchase Agreement, dated March 10, 2014, by and among the Company and the Purchasers part thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 11, 2014).

10.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed March 11, 2014).

10.5

Assignment Agreement Amendment, dated as of February 8, 2014, by and between Immune Pharmaceuticals Ltd. and MabLife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed April 9, 2014).

10.6

Waiver and Amendment to License Agreement, dated as of April 3, 2014, by and between Immune Pharmaceuticals Inc. and Dalhousie University (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed April 9, 2014).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Immune Pharmaceuticals Inc.'s Quarterly Report on Form10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014, and March 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014, and March 31, 2013 (iii) Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014, and March 31, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

†   Management contract or compensatory plan or arrangement.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Daniel G. Teper
Daniel G. Teper
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
May 20, 2014