Form 10-Q
period 2014-06-30
IMMUNE PHARMACEUTICALS INC
filed 2014-08-14
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51290

Immune Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of	(IRS Employer Id. No.)
incorporation or organization)

Cambridge Innovation Center 1 Broadway 14th Floor,

Cambridge, MA 02142

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of August 14, 2014, 16,349,085 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

All references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Immune,” or the “Company” refer to Immune Pharmaceuticals Inc., a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Merger, and to Immune Ltd., an Israeli company, and its consolidated subsidiaries for periods prior to the closing of the Merger, unless the context requires otherwise.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals, Inc. and Subsidiaries

A Development Stage Enterprise

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$3,179	$49
Restricted cash	—	81
Other current assets	175	137
Total current assets	3,354	267
Restricted cash, net of current portion	—	80
Property and equipment, at cost, net of $48 and $26 accumulated depreciation, as of June 30, 2014 and December 31, 2013, respectively	49	47
In-process research and development	27,500	27,500
Intangible assets, net	3,568	3,607
Total assets	$34,471	$31,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,292	$5,181
Accrued expenses	2,421	3,572
Due to related parties	121	469
Notes and loans payable, current portion	2,179	1,546
Deposits for future financing	384	500
Total current liabilities	8,397	11,268
Grants payable	531	521
Notes and loans payable, net of current portion	2,422	3,359
Warrant liability	5,560	—
Deferred tax liability	10,870	10,870
Total liabilities	27,780	26,018

Commitments and contingencies

Stockholders’ Equity
Series C Preferred stock, par value $0.0001; 15,000 authorized, 15,000 shares available for issuance, 6,512 and 0 shares issued and outstanding, as of June 30, 2014 and December 31, 2013, respectively, net of issuance cost of $180	1,887	—

Undesignated preferred stock, par value $0.0001; 4,985,000 authorized, 4,981,935 shares available for issuance, none issued and outstanding, as of June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $.0001 par value; authorized 225,000,000 shares; 15,669,157 and 13,276,037 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	1
Additional paid-in capital	31,600	27,761
Accumulated deficit	(26,798)	(22,279)
Total stockholders’ equity	6,691	5,483
Total liabilities and stockholders’ equity	$34,471	$31,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals, Inc. and Subsidiaries

A Development Stage Enterprise

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Licensing and other revenue	$—	$—	2	—

Costs and expenses:
Research and development*	986	793	1,324	1,513
General and administrative*	2,035	1,132	4,576	2,229
Total costs and expenses	3,021	1,925	5,900	3,742
Loss from operations	(3,021)	(1,925)	(5,898)	(3,742)

Non-operating income (expense):
Interest expense	(116)	(61)	(268)	(73)
Derivative liability income (expense)	3,527	80	1,844	(74)
Other expense, net	(130)	(20)	(197)	(25)
Total non-operating income (expense)	3,281	(1)	1,379	(172)
Net income (loss) before income taxes	260	(1,926)	(4,519)	(3,914)
Income tax expense	—	—	—	—
Net income (loss)	$260	$(1,926)	(4,519)	(3,914)
Deemed dividend	(672)	(490)	(720)	(490)
Loss attributable to common stockholders	$(412)	$(2,416)	(5,239)	(4,404)
Basic and diluted net loss per common share	$(0.03)	$(0.65)	(0.37)	(1.28)

Weighted average number of shares used in computing net loss per common share:
Basic and diluted:	14,470,523	3,719,187	14,108,675	3,446,813

Comprehensive income (loss)	$260	(1,926)	(5,239)	(3,914)

* Includes stock-based compensation expense, as follows:
Research and development	214	95	298	109
General and administrative	833	741	2,612	1,351

	1,047	836	2,910	1,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals, Inc. and Subsidiaries

A Development Stage Enterprise

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Preferred C Shares		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2013	13,276,037	$1	—	—	$27,761	$(22,279)	$5,483

Conversion of Series C Preferred Stock	1,529,262	$1	—	—	1,208	—	1,209
Reclassification of Series C Preferred Stock	—	—	6,512	$1,887	—	—	1,887
Accrued dividend for Series C Preferred Stock	—	—	—	—	(279)	—	(279)
Share-based compensation, stock awards	863,858	—	—	—	1,994	—	1,994
Share-based compensation, option awards	—	—	—	—	916	—	916
Loss for the period	—	—	—	—	—	(4,519)	(4,519)
Balance at June 30, 2014	15,669,157	$2	6,512	$1,887	$31,600	$(26,798)	$6,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

A Development Stage Enterprise

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,519)	(3,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172	148
Stock-based compensation expense	916	1,460
Derivative liability income	(1,844)	74
Amortization of discount on a debt	186	—
Issuance of common stock to consultants	1,994	—
Changes in operating assets and liabilities, net of Merger:
Increase in other current assets	(38)	(84)
Increase (decrease) in accounts payable	(1,889)	402
Increase (decrease) in due to related parties	(348)	315
Increase (decrease) in other accrued liabilities	(1,102)	22
Increase in grants payable	10	29
Net cash used in operating activities	(6,462)	(1,548)
Cash flows from investing activities:
Change in restricted cash	161	29
Investment in Pre-Merger Immune Pharmaceuticals Inc.	—	(1,138)
Purchase of property and equipment	(24)	—
Purchase of intangible assets	(111)	—
Net cash used in investing activities	26	(1,109)
Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	—	3,002
Proceeds from issuance of Preferred C Stock, net of issuance costs of $180	10,171	—
Receipt of loans	269	86
Repayment of loans	(758)	—
Proceeds received from deposits for future financing	(116)	—
Net cash provided by financing activities	9,566	3,088
Increase in cash and cash equivalents	3,130	431
Cash and cash equivalents at beginning of period	49	95
Cash and cash equivalents at end of period	$3,179	526

Supplemental disclosure of cash flow information:
Cash paid for interest	$217	—
Supplemental disclosure of non-cash financing activities:
Deemed dividend	(720)	(490)
Reclassification of Preferred C Stock due to amendment	1,209	—
Amendment of Preferred C Stock	1,887	—
Issuance of Preferred C Stock	3,096	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

A Development Stage Enterprise

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1—General

Immune Pharmaceuticals Inc. together with its subsidiaries (formerly: EpiCept Corporation) (“Immune” or the “Company”) is a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including mAbs nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. Immune’s lead product candidate, Bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. The Company is initiating a placebo-controlled, double-blind Phase II clinical trial with Bertilimumab for the treatment of ulcerative colitis and on July 30, 2014 has initiated a Phase II clinical trial for the treatment of bullous pemphigoid, a dermatologic auto-immune condition. Immune is also focused on the development of the NanomAbs technology platform for the treatment of cancer. The Company is seeking to partner its pain compound AmiKet™, a topical cream consisting of a patented combination of amitriptyline and ketamine that is in late stage development for the treatment of peripheral neuropathies and crolibulin, a small molecule currently in clinical development in collaboration with the National Cancer Institute.

On August 25, 2013, the Company consummated a merger transaction with Immune Pharmaceuticals Ltd. (“Immune Ltd”) (“Merger”). After giving effect to the acquisition and the issuance of Immune Pharmaceuticals Inc. common stock to the former stockholders of Immune Ltd., the Company had 13,276,037 shares of common stock issued and outstanding, with the stockholders of Immune Pharmaceuticals Inc. before August 26, 2013 (“Pre-merged Immune Inc.”) collectively owning approximately 19%, and the former Immune Ltd. stockholders owning approximately 81%, of the outstanding common stock of the Company.

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

Since its inception on July 11, 2010 (“Inception”), the Company has incurred significant losses and expects to continue to operate at a net loss in the foreseeable future. For the six month period ended June 30, 2014 the Company incurred net losses of $4,519 and a total accumulated deficit of $26,798. The Company’s existing cash at June 30, 2014, together with the $5,000 revolving line of credit the Company obtained from a related party in April 2014 is sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements over the next twelve months. The Company's ability to continue as a going concern is predicated upon being able to draw down on its $5,000 revolving line of credit. If such line is not available, the Company would not be able to support its current level of operations for the next 12 months. The Company will require additional financing in order to continue at its expected level of operations. If the Company fails to obtain needed capital, it may be forced to delay, scale back or eliminate some or all of its research and development programs, which could result in an impairment of its intangible assets.

Note 2—Significant Accounting and Reporting Policies

(a)	Basis of Presentation and principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Immune and its wholly owned subsidiaries: Immune Ltd., Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH (in liquidation). All inter-company transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013. The results of operations for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.

(b)	Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include impairment and amortization of long lived assets (including intangible assets), stock based compensation, valuation of options, Series C 8% Convertible Preferred Stock (“Preferred C Stock”), derivative warrants and income taxes. Actual results could differ from those estimates.

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

As part of the Merger, the Company acquired the drug candidate AmiKet™, and valued the asset at $27,500 as of the acquisition date. The Company periodically performs an analysis to determine whether the carrying value of the asset has been impaired based on facts and circumstances in existence as of that date. The Company completed an impairment analysis, which was triggered by the publication of certain results of a third party trial of AmiKet™ in Chemotherapy Induced Neuropathic Pain (CIPN), which concluded that the drug candidate was not statistically effective on certain clinical end points. The Company determined that no impairment had occurred. The Company does not expect the results of this trial to have a future impact on the carrying value of this asset, since no other Neuropathic Pain drug has been approved for CIPN and other AmiKet™ trials have shown efficacy and safety, competitive with market leaders, particularly in Post Herpetic Neuralgia, which the Company sees as the lead indication for Phase III clinical development and for regulatory approval. This determination is supported by market exclusivity provided by the Orphan Drug Designation, granted by the Food and Drug Administration, the positive Phase II clinical trials in that indication, the likelihood of success of Phase III clinical trials, as well as regulatory approval and the expected commercial positioning of AmiKet™.

(f)	Segment Information

The Company operates in one reportable segment: acquiring, developing and commercializing prescription drug products. Accordingly, the Company reports the accompanying consolidated financial statements in the aggregate, including all of its activities in one reportable segment. As of June 30, 2014, approximately 10% of the Company's assets were located outside of the United States.

(g)	Research and Development

Research and development expenses consisted primarily of the cost of the Company’s development and operations personnel, the cost of its clinical trials, manufacturing costs, as well as the cost of outsourced services.

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

(i)	Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. As of June 30, 2014 and December 31, 2013, no impairment to the Company’s long-lived assets has been identified.

(j)	Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”). ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company recognizes all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at their respective fair values. The Company's derivative instruments include its March 2014 Warrants (as defined in Note 9), all of which have been recorded as a liability at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the condensed consolidated statements of operations as non-operating income (expense).

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

The Company accounts for stock-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 718-10 and ASC 505-50, “Equity-Based Payments to Non-Employees”. The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is quarterly re-measured and income or expense is recognized during the vesting terms.

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

Immune accounts for income taxes in accordance with ASC 740, “Income Taxes”. The Company is required to file income tax returns in the appropriate U.S. federal and state jurisdictions, including New York State and City, and in Israel. All of the tax years from Inception to date are still open for the Company and its subsidiaries.

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of June 30, 2014 and December 31, 2013, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

ASC 740 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, which criteria is a matter of significant judgment. The Company has gross liabilities recorded of $40 for the periods ended June 30, 2014 and December 31, 2013 to account for potential state income tax exposure.

(m)	Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-10 “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. ASU 2014-10 eliminates all incremental financial reporting requirements for development stage entities by removing ASC Topic 915 “Development Stage Entities”, from the FASB Accounting Standards Codification. The ASU 2014-10 clarified that the guidance in Topic 275 “Risks and Uncertainties” is applicable to entities that have not yet commenced operations. Accordingly, upon adopting the ASU 2014-10 and eliminating development stage information, entities should re-evaluate their disclosures under Topic 275. The Company decided to early adopt this pronouncement as of the second quarter of 2014. As a result, cumulative information in the Company’s condensed statements of operations, its condensed statements of cash flows and the notes to its unaudited financial statements was removed.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers, on Revenue Recognition”. The new standard provides for a single five-step model to be applied to all revenue contracts with customers, as well as it requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the overall impact of the new guidance on its consolidated financial statements to be material.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
Derivative liabilities on account of warrants	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of June 30, 2014	$5,560	—	—	$5,560
As of December 31, 2013	—	—	—	—

Notes and loans payable
As of June 30, 2014	$4,601	—	$4,601	—
As of December 31, 2013	$4,905	—	$4,905	—

The financial instruments recorded in the Company’s condensed consolidated balance sheets consist primarily of cash and cash equivalents and accounts payable. The carrying amounts of the Company’s cash and cash equivalents and accounts payable approximate fair value due to their short-term nature. The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) from December 31, 2013 through June 30, 2014:

Level 3
Balance at December 31, 2013	—
Derivative warrants issued to investors in connection with the March 2014 Financing	7,404
Fair value adjustment at end of period, included in statement of operations	1,683
Balance at March 31, 2014	9,087
Fair value adjustment at end of period, included in statement of operations	(3,527)
Balance at June 30, 2014	$5,560

Valuation processes for Level 3 Fair Value Measurements

Fair value measurements of the derivative warrant liability fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Description	Valuation technique	Unobservable inputs	As of March 10, 2014	As of June 30, 2014
		Volatility	82.90%	77.10%
		Risk free interest rate	0.40% – 0.60%	0.40% – 0.50%
		Expected term, in years	2.50	2.19
Derivative March 2014 Warrants	Monte-Carlo model	Dividend yield	0%	0%
		Probability and timing of down-round triggering event	63.5% for on August 1, 2014; 33.5% for on October 1, 2014; and 3% for every six months from September 10, 2014	63.5% for on September 1, 2014; 33.5% for on October 1, 2014; and 3% for every six months from September 10, 2014
		Stock Price	$3.04	$2.55

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative liability on account of March 2014 Warrant include: for day-one valuation, the Company used the average common stock market price for the period from December 30, 2013 through March 10, 2014. For the valuation at period end the Company used the period end market price of the Company’s shares of common stock. The conversion price of the Preferred C Stock, its expected remaining term, the estimated volatility of the Company’s common stock market price, the Company’s estimates regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s shares of common stock, and an increase in the volatility of the Company’s shares of common stock, or an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants and thus an increase in the associated liability and vice-versa. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, nor plans to, declare dividends on its shares of common stock, and thus, there is no change in the estimated fair value of the warrants due to the dividend assumption.

Note 4—Reverse Merger

(a)	Description of Transaction

On August 25, 2013, the Company closed its definitive Merger Agreement and Plan of Reorganization with Immune Ltd., an Israel-based biopharmaceutical company with its lead product candidate, Bertilimumab, which is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis and NanomAbs® technology to treat unmet medical needs in the areas of inflammatory diseases and oncology. The assets and liabilities of the Company were recorded as of the acquisition date at their estimated fair values. As the Merger is treated as a reverse merger with Immune Ltd. being the acquirer, the reported consolidated financial condition and results of operations of Immune after the completion of the Merger reflect these values, but is not being restated retroactively to reflect historical consolidated financial position or results of operations of pre-Merger Immune. The transaction is expected to qualify as reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

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

In December 2010, iCo granted Immune Ltd. an option to sub-license the use of Bertilimumab from iCo, which obtained certain exclusive license rights to intellectual property relating to Bertilimumab pursuant to a license agreement with Cambridge Antibody Technology Group Plc, and to which Immune became a party. In June 2011, Immune exercised its option and obtained a worldwide license from iCo for the use and development of Bertilimumab for all human indications, other than ocular indications, pursuant to a product sub-license agreement. iCo to retain the worldwide exclusive right to the use of Bertilimumab for all ocular applications. Under the agreement, Immune Ltd. paid an initial consideration of $1,700 comprised of (i) $500 in cash, (ii) 600,000 ordinary shares, which were valued at approximately $1,000 (or $1.72 per share) and (iii) 200,000 warrants, which were valued at approximately $200 (or $0.95 per warrant). In addition to this consideration iCo received anti-dilution rights equal to 6.14% of the Company’s issued and outstanding share capital on a fully diluted basis. iCo will be subject to dilution up to 2.5% (on a fully diluted and as converted basis) upon, and at any time following, any future issuance of securities in connection with a financing made at a Company pre-money valuation that is higher than $30,000. This right was to lapse upon the earlier of: the consummation of an initial public offering involving the listing of the Company's shares on an internationally-recognized stock exchange, or a Deemed Liquidation event, as defined in the Immune Ltd.’s Amended and Restated Articles of Association. The Company believes that the Merger qualifies as a Deemed Liquidation event. The anti-dilution shares were determined to be a derivative liability with a fair value of approximately $800. Both at June 30, 2014 and December 31, 2013 the derivative liability was $0. During the six month periods ended June 30, 2014 and 2013, a total expense of $0 and $74, was charged to the statements of operations, respectively. As of June 30, 2014, after giving effect to the Merger, iCo holds 654,486 shares of common stock and 123,649 warrants of the Company.

iCo may receive from Immune up to $32,000 in milestone payments plus royalties. These milestones include the first dosing in a Phase III clinical trial, filing a Biologics License Application/Marketing Authorization Application, or a BLA/MMA, approval of a BLA/MAA and the achievement of $100,000 in aggregate sales of licensed products. The term of the license lasts until the expiration of all payment obligations on a country-by-country basis, at which point the license will be deemed fully paid, perpetual and irrevocable with respect to that country.

(b)	Yissum Research Development Company of the Hebrew University of Jerusalem Ltd. (“Yissum”)

In April 2011, Yissum granted Immune Ltd. a license that includes patents, research results and knowhow related to the NanomAbs technology. Yissum granted Immune an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. Immune Ltd. paid consideration of 800,000 ordinary shares, which were valued at approximately $700 (or $0.87 per share). Under the license agreement, as amended on September 2011, Immune is required to pay the following: (i) royalties in the amount of up to 4.5% of net sales; (ii) from the sixth year onwards, an annual license maintenance fee between $30 for the first year and up to a maximum of $100 from the first year through the sixth year; (iii) research fees of $400 for the first year and $400 for the second year (but, not to exceed $1,800 in the aggregate); (iv) milestone payments up to approximately $8,600 (based on the attainment of certain milestones, including an Investigational New Drug Application submission, patient enrollment in clinical trials, regulatory approval and commercial sales); and (v) sub-license fees in amounts up to 18% of any sub-license consideration. The license expires, on a country-by-country basis, upon the later of the expiration of (i) the last valid licensed patent, (ii) any exclusivity granted by a governmental or regulatory body on any product developed through the use of the licensed technology or (iii) the 15-year period commencing on the date of the first commercial sale of any product developed through the use of the licensed technology. Upon the expiration of the license, Immune will have a fully-paid, non-exclusive license to the licensed technology.

(c)	MabLife SAS (“MabLife”)

In March 2012, Immune Ltd. acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. In addition, in February 2014, the Company acquired all rights to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. See also Note 8.

(d)	Jean Kadouche, Immune Pharma (Technologies) SAS and Alan Razafindrastita (“Kadouche”)

In March 2011, Jean Kadouche, a related party (See Note 13), sold, assigned and transferred to Immune the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies, collectively, the Human Antibody Production Technology Platform. Immune Ltd paid Mr. Kadouche a total consideration of: (i) $20 in cash, and (ii) 800,000 ordinary shares of Immune Ltd, which were valued at approximately $700. Through the Human Antibody Production Technology Platform and additional laboratory work, human immune systems and specific cell lines are introduced in mice, enabling them to produce human mAbs.

(e)	Lonza Sales AG (“Lonza”)

On May 2, 2012, Lonza granted Immune a sub-licensable, non-exclusive worldwide license under certain know-how and patent rights to use, develop, manufacture, market, sell, offer, distribute, import and export Bertilimumab, as it is produced through the use of Lonza’s system of cell lines, vectors and know-how. If Lonza is to manufacture Bertilimumab, the Company is required to pay Lonza a royalty of 1% of the net selling price of the product. If Immune or one of its strategic partners manufactures Bertilimumab, Immune is required to pay Lonza approximately $114 (or £75) annually during the course of the license agreement (first payable upon commencement of Phase II clinical trials) plus a royalty of 1.5% of the net selling price of the product, and if any other party manufactures the Bertilimumab, Immune is required to pay Lonza approximately $500 (or £300), or, per sublicense annually during the duration of such sublicense plus a royalty of 2% of the net selling price of the product. In addition, Immune is required to pay Lonza approximately $3 (or £2) or, for the supply of certain cell lines, if it uses such cell lines. Notwithstanding the foregoing, Immune is not obligated to manufacture Bertilimumab through the use of Lonza’s system. The royalties are subject to a 50% reduction based on the lack of certain patent protections, including the expiration of patents, on a country-by-country basis. Unless earlier terminated (including, but not limited to, the reasons set forth below), the license agreement continues until the expiration of the last enforceable valid claim to the licensed patent rights, which expire between 2014 and 2016.

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

In connection with the Merger, the Company acquired a license agreement for the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem, Inc (formerly known as BioChem Pharma, Inc.). The Company is required to provide Shire BioChem a portion of any sublicensing payments the Company receives, if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26, assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales.

Note 6—Intangible Assets

 The value of the Company’s intangible assets is summarized below:

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Total
Balance as of December 31, 2012	$2,254	$613	$615	$414	$3,896
Additions	—	—	—	—	—
Amortization	(167)	(46)	(47)	(29)	(289)
Balance, December 31, 2013	$2,087	$567	$568	$385	$3,607
Additions (see Note 8 (5))	—	—	—	111	111
Amortization	(84)	(22)	(24)	(20)	(150)
Balance, June 30, 2014	$2,003	$545	$544	$476	$3,568

The Company’s intangible assets were determined by management to have a useful life of between seven and fifteen years. Amortization expense amounted to $76 and $72 and $150 and $143 for the three and six month periods ended June 30, 2014 and 2013, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets owned at June 30, 2014 is as follows:

Period Ending	Amount
2014	$153
2015	305
2016	305
2017	305
2018 and thereafter	2,500
Total	$3,568

Note 7— Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013

Professional fees	$548	$1,980
Franchise taxes payable	74	175
Salaries and employee benefits	227	505
Rent	631	631
Financing costs	351	265
Accrued dividend for Series C Preferred Stock	279	—
Accrued QTDP payable *	83	—
Other	228	16
Total	$2,421	$3,572

* In March 2014, Immune Pharmaceuticals USA Corp. received a notice from the IRS claiming $978 is due in connection with Qualifying Therapeutic Discovery Project Program (“QTDP”) grants previously approved for Immune Pharmaceuticals USA Corp. In July 2014, subsequent to the balance sheet date, the Company requested a re-audit for the grants at questions. The Company expects to undergo an audit of its previously received grants in the fourth quarter of 2014. As of June 30, 2014, the Company recorded $83 in connection with a potential grant repayment.

Note 8— Notes and Loans Payable

The Company is party to loan agreements as follows:

	June 30, 2014	December 31, 2013

Senior secured term loan (1)	$4,124	$4,442
Loan payable (3)	—	50
Note payable (4) (5)	477	376
Short term loan (2)	—	37
Total notes and loans payable	$4,601	$4,905

Notes and loans payable, current portion	$2,179	$1,546
Notes and loans payable, long-term	$2,422	$3,359

Repayments under the Company’s existing debt agreements consist of the following:

Period Ending	Amount
2014	$1,015
2015	2,019
2016	1,393
2017	133
2018 and thereafter	41
Total	$4,601

(1)	In connection with the Merger, the Company assumed a senior secured term loan from MidCap Financial (“MidCap”). In August 2013, the Company and MidCap entered into a Third Amendment and Consent to Loan and Security Agreement between the Company, its subsidiaries, and MidCap (“Third Amendment”).

The Third Amendment restructured the Company's loan in connection with the completed Merger. In addition to providing MidCap’s consent to the Merger, the amendment fixed the outstanding principal balance of the initial borrowing ("Tranche 1") of the loan at $4,442. Principal repayments on the Tranche 1 amount was set to commence on December 1, 2013 and was later amended under the Fourth Amendment to commence on May 1, 2014. Principal repayments became due in approximately equal monthly installments commencing on the first repayment date. The scheduled maturity date of the loan is August 1, 2016.

The Third Amendment also provided availability for a second borrowing ("Tranche 2") of $1,000, which was to be available for drawing by the Company through August 1, 2014, at the Company’s discretion. The Company did not draw amounts under Tranche 2. Interest on the Tranche 1 loan will accrue at the rate of 11.5% per annum and be paid monthly in arrears.

As part of the Third Amendment, in consideration for the restructuring of the loan, subsequent to the closing of the Merger, the Company granted to MidCap five-year warrants to purchase 101,531 shares of the Company’s common stock at $3.50 per share having a grant date fair value of approximately $300.

In March 2014, in connection with the issuance of the Preferred C Stock and the March 2014 Warrants (see Note 9), the Company signed a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment”). This amendment fixed the amortization schedule for the Tranche 1. According to the new schedule, principal payments of approximately $159 each are to resume monthly as of May 1, 2014. In addition, the parties agreed to waive defaults that had occurred since the consummation of the Merger. The overall accounting impact of the Fourth Amendment was not material. On May 1, 2014, the Company resumed repayments of principal, as per the new schedule.

(2)	In July 2013, the Company received a line of credit from one of its banks, according to which, it could borrow an amount up to approximately $37. The agreement was extended in December 2013 and was fully repaid in April 2014. The loan bears interest at 6.1% per annum, which is payable on the repayment date of the loan. Borrowings under the loan were personally guaranteed by Dr. Daniel Teper, the Company's Chief Executive Officer (“CEO”).

(3)	In May 2013, the Company entered into a loan agreement to borrow $50. The debt carried a fixed rate of interest of 10%, payable together with the principal amount on June 30, 2013. In connection with the debt issuance, the Company granted to the investor an option to invest up to $500 in the Company and purchase such number of shares of the Company of the most preferential class at a price per share reflecting a 10% discount off the lowest price per share at the last round of investment immediately prior to the exercise of the option. The Company expensed $50 to interest expense related to this option during the second quarter of 2013. The loan, as well as the then accrued interest, were repaid in March 2014.

(4)	In March 2012, the Company acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $600 payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with agreement date fair value of $376 and an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife, if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. Payments were to be due as following: $20 was paid in February 2014, $35 in April 2014, $80 in May 2014, $33 in June 2014, $34 in August 2014, $25 on each of the following anniversaries from February 2015 through February 2018, $100 on each of the following three anniversaries from April 2015 through April 2017 and $35 in February 2019. The overall impact of the amendment was not material. $60 was repaid upon execution of agreement in April 2012, $113 in the first half of 2014. Total discount amortization of $20 and $22 was recorded in the statement of operations during the six month periods ended June 30, 2014 and 2013 respectively.

(5)	In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As a full consideration for the secondary patent rights, the Company shall pay a total of $150, of which $25 will be paid on the first through fourth anniversary of the agreement and an additional $35 on the fifth anniversary of the agreement. The agreement date fair value was $111. During the six month period ended June 30, 2014, discount amortization of $3 was recorded in the statement of operations.

Note 9—March 2014 Financing

In March 2014, the Company had signed agreements to raise $11,720 (“March 2014 Financing”) through the sale of its newly designated Series C 8% Convertible Preferred Stock (the “Preferred C Stock”), convertible into shares of the Company’s common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering of at least $10,000, a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of its shares of common stock, at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect (collectively, the “March 2014 Warrants”). One investor defaulted on payments of $1,000 under a short-term promissory note, resulting in rejection by the Company of the investor’s participation in March 2014 Financing. A total of $384 received from that investor in the second quarter of 2014, is to be applied for participation in future financing done by the Company. In addition, two board members who participated in the March 2014 Financing and paid for their securities by fees earned for service as members of the board of directors, reduced their subscriptions by $20 each, resulting in the cancellation of an aggregate of 40 shares of Preferred C Stock and the related warrants.

Preferred C Stock carries a dividend of 8% per annum, based on the stated value of $1 per share of Preferred C Stock, payable in cash or, at the option of the Company and subject to the satisfaction of certain conditions, in shares of common stock. Dividends on the Preferred C Stock accrue from the date of issuance and are paid on the date of conversion thereof. As of June 30, 2014, total of $279 was recorded for dividend liability.

In total, the Company issued 10,680 Preferred C Stock, 1,680,945 March 2014 Warrants at an exercise price of $4.25 and 1,680,945 March 2014 Warrants at an exercise price of $5.10. The Company received total net proceeds of approximately $10,171 after deduction of related fees and expenses of $180 of which were allocated to the value of Preferred C Stock, and $329 which was offset of existing debt to the Company’s employees, consultants, officers and directors. Additional expenses of $408 were allocated to the March 2014 Warrants and recorded in the statement of operations during the period. Included in net proceeds, was the deposit of $500 the Company received in November and December 2013.

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

In connection with the March 2014 Financing, the Company filed a Registration Statement on Form S-1 (Registration No. 333-195251) to register the resale of the shares of common stock underlying the Preferred C Stock, the shares of common stock underlying the March 2014 Warrants and certain shares of common stock that may be issuable as payment for dividends on the Preferred C Stock, which registration statement was declared effective by the SEC on April 25, 2014. Subsequently, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $3.40 to $2.71 and the exercise price of the warrants was reduced from $4.75 to $3.39 and from $5.10 to $4.07, as applicable. In addition, the number of March 2014 Warrants was adjusted to reflect the decrease in exercise price. Consequently, as of May 2, 2014, an additional 786,977 shares of common stock may be issuable upon the conversion of the Preferred C Stock, an additional 62,958 shares may be issuable as payment for dividends thereon (the dividend amount represents the annual 8% accrual for the additional common stock shares to be issued due to ratchet triggering event) and additional 427,983 March 2014 Warrants at an exercise price of $3.39 and 427,983 additional March 2014 Warrants at an exercise price of $4.07 were issued. The Company is planning to file a registration statement registering the underlying Common Stock for resale by the holders. If such registration statement is not filed or declared effective in a timely manner, the Company may be liable to pay for potential damages to the holders.

During the three month period ended June 30, 2014, certain investors elected to convert their shares of Preferred C Stock. As a result, 1,529,262 shares of common stock were issued by the Company.

On June 23, 2014, the holders agreed to amend the Corporation’s Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred C Stock (“Certificate of Designations”). Pursuant to the amendment, the holders of the Preferred C Stock are entitled, subject to the limitations on beneficial ownership contained in the Certificate of Designation, to vote on all matters as to which holders of the Company’s shares of common stock (the “Common Stock”) are entitled to vote. Each share of Preferred C Stock entitles its holder to such number of votes per share equal to the number of shares of Common Stock which would be obtained upon the conversion of such share of Preferred C Stock as if converted at market value of the Common Stock on the date of issuance. In addition, pursuant to the amendment, in the event of future adjustments, the conversion price of the Preferred C Stock will not be less than $0.25. As a result of the amendment, all then outstanding Preferred C Stock, in the total value of $1,887, were reclassified from mezzanine equity into the stockholders equity of the Company.

In consideration for the consent of the Preferred C Stockholders to amend the Certificate of Designation, and pursuant to the consent of greater than 67% of the holders of the securities issued in the Company’s March 2014 Financing private placement allowing issuance of new securities by the Company, on June 23, 2014, the Company agreed to issue two-year warrants (the “June Warrants”) to purchase up to an aggregate of 427,179 shares of the Company’s Common Stock to the original purchasers of the Preferred C Stock, at an exercise price of $3.00 per share. The June Warrants were valued at $441, using the Black-Scholes option pricing model, using the following assumptions: volatility of 81.38%, risk free interest rate of 0.45%, grant date stock price of $2.60, expected term of 2 years and 0% dividend yield. The June Warrants were accounted for within the Company’s equity. The Company accounted for the amendment of its Preferred C Stock, classified as mezzanine equity prior to such amendment, as a modification of terms, as the additional fair value granted to investors for such modification was less than 10% of pre-amendment value of Preferred C Stock. As such, as of June 30, 2014, the Company recognized $441, which is the total value of its June Warrants, as a deemed dividend.

As of July 25, 2014, subsequent to the balance sheet date, pursuant to the share purchase agreement governing the March 2014 Financing, the Company and its subsidiaries have the right to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock of the Company or any securities of the Company or its subsidiaries which would entitle the holder to acquire at any time Common Stock of the Company, other than a variable rate transaction.

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

The fair value of share based awards granted to non-employees is marked-to-market on each valuation date until vested using the Black-Scholes pricing model. No options were outstanding as of June 30, 2014 and December 31, 2013.

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

(b)	Stock options and stock award activity

The following table illustrates the common stock options granted for the six month period ended June 30, 2014:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	February - June 2014	1,235,000	$2.38 - $2.60	$2.38 - $2.60	Over 1.0-3.0 years	Volatility Risk free interest rate Expected term, in years Dividend yield	87.53%-89.00% 2.72%-2.82% 10.00 0.00%
Consultants	February - May 2014	315,000	$2.38-$4.00	$2.38-$4.00	Over 1.0 year	Volatility Risk free interest rate Remaining expected term, in years Dividend yield	89.00%-89.27% 2.66%-3.01% 10.00 0.00%

The following table illustrates the stock awards for the six month period ended June 30, 2014:

Title	Grant date	No. of stock awards	Share price at grant date	Vesting terms
Consultants	January-March 2014	863,858	$1.70-$4.82	Over 0-3 years

The following table summarizes information about stock awards and stock option activity for the six month period ended June 30, 2014:

	Stock awards		Options
	No. of stock awards	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	—	3,192,849	$3.81	$0.04 – $5,648.40	$1.67	$4,940
Granted	863,858	$2.64	1,550,000	$2.58	$2.38 – $4.00	$2.08	$187
Exercised	(663,858)	$2.72	—	—	—	—	—
Forfeited	—	—	(62,693)	$2.09	$0.99 – $2.38	$1.99	28
Expired	—	—	(56,920)	$161.46	$0.04 – $5,648.40	—	—
Outstanding at June 30, 2014	200,000	$2.40	4,623,236	$1.50	$0.04 – $4,153.00	$1.84	$5,127
Exercisable at June 30, 2014	—	—	3,067,050	$0.98	$0.04 – $4.00	$1.72	$4,873

The total remaining unrecognized compensation cost related to the non-vested stock options and restricted stock amounted to $5,816 as of June 30, 2014, which will be amortized over the weighted-average remaining requisite service period of 2.00 years. The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

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

The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Sholes option-pricing model. There were no shares issued under the ESPP during the three months ended June 30, 2014 and 2013, so no expense was recorded. A total of 998,043 shares are available for issuance under the ESPP as of June 30, 2014.

(d)	Warrants

The following table summarizes information about warrants outstanding at June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding at January 1, 2014	2,005,684	$16.23	$1.10-$124.20
Issued in connection with March 2014 financing (1)	3,361,904	$3.73	$3.39-$4.07
Adjustment to amount of warrants issued in connection with March 2014 Financing (2)	855,966	$3.73	$3.39-$4.07
Warrants issued for amendment of Preferred C Stock (3)	427,179	$3.00	$3.00
Issuance to lead investors (4)	134,004	$5.04	$5.04
Expired	(29,041)	$59.73	$3.36-$124.20
Warrants outstanding at June 30, 2014	6,755,696	$2.26	$1.10-$124.20

(1)	As part of the units given to participants in the March 2014 Financing, the Company granted its investors with (i) a five-year warrant to purchase 50% or 100% (as per the agreement made with each investor) of the shares of common stock issuable for conversion of Preferred C stock shares, at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred C Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement made with each investor) of a share of common stock at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect.

(2)	On April 25, 2014, the Company filed a Registration Statement on Form S-1 to register the resale of the shares of common stock underlying the Preferred C Stock, the shares of common stock underlying the March 2014 Warrants and certain shares of common stock that may be issuable as payment for dividends on the Preferred C Stock, was declared effective by the SEC. Subsequently, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $3.40 to $2.71 and the exercise price of the warrants was reduced from $4.75 to $3.39 and from $5.10 to $4.07, as applicable. In addition, according to the warrant agreements, the number of warrants was increased, so that an additional 427,983 March 2014 Warrants at an exercise price of $3.39 and 427,983 at an exercise price of $4.07 were issued. See Note 9.

(3)	On June 23, 2014, in connection with the amendment of its Certificate of Designations, the Company issued the June Warrants to purchase up to an aggregate of 427,179 shares of the Company’s Common Stock to the original purchasers of the Preferred C Stock. See Note 9.

(4)	On February 24, 2014, the Company’s board of directors approved an amendment to 2012 and 2013 warrant grants to investors of pre-Merger Immune Ltd. Such investors were originally granted with the option to purchase 20% instead of 50% of the shares of Immune Ltd. Therefore, as a remedy, the Company issued additional 134,004 warrants, at an exercise price of $5.04. The total fair value of $274 was determined using the Black-Sholes option pricing model, with an expected term of 1.95-4.48 years, volatility of 90%, risk free interest rate of 0.27%-1.43%. Because the issuance reflects a correction to previous grant, these warrants were accounted for within equity, following the accounting for the original transaction. The impact on current, as well as on any prior financial period was determined not to be material.

Note 11—Income Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s derivative warrants. Due to the Merger on August 25, 2013, the earnings per share for the period before the acquisition date presented in these financial statements were computed based on Immune Ltd.’s historical weighted-average number of shares outstanding, multiplied by the exchange ratio that was established in the Merger. Therefore, unless otherwise noted, all share and per-share amounts for all periods presented have been retroactively adjusted to give the effect to the exchange ratio. Such excluded the potentially dilutive shares as follows:

	Three month period		Six month period
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Basic and diluted numerator:
Net loss attributable to shares of common stock	$(412)	$(2,416)	$(5,239)	$(4,404)
Basic and diluted denominator:
Weighted average shares of common stock outstanding during the period	14,470,523	3,719,187	14,108,675	3,446,813
Basic and diluted net loss per common stock share	$(0.03)	$(0.65)	$(0.37)	$(1.28)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as of June 30 of the applicable period, as they had an anti-dilutive impact:
Common stock options	4,623,236	3,981,576	4,623,236	3,981,576
Unvested stock awards	200,000	—	200,000	—
Common shares issuable upon conversion of Preferred C Stock	2,403,079	—	2,403,079	—
Warrants	6,822,951	1,323,086	6,822,951	1,323,086
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share:	14,049,266	5,304,662	14,049,266	5,304,662

Note 12—Commitments and Contingencies

(a)	Leases

The Company’s lease at 777 Old Saw Mill River Road, Tarrytown, NY, expired on March 31, 2014. Since April 1, 2014 through July 31, 2014 it had its headquarters at 708 3rd Avenue, New York, NY, 10017.As of August 1, 2014 the Company’s headquarters are at Cambridge Innovation Center 1 Broadway 14th Floor, Cambridge, MA 02142. The aggregate monthly rental payment for such lease is approximately $1 per month; the lease can be terminated after a notice period of 30 days. In addition, the Company’s lease of office space at 15 Abba Even, Herzliya, Israel, expired on December 31, 2013 and it had entered into a new, 3 year, agreement for the lease of office space at 15 Galgalei HaPlada, Herzliya, Israel, effective as of December 15, 2013. The aggregate monthly rental payment for such lease is approximately $6 per month. The Company’s lease of laboratory space in Rehovot, Israel expired in March 2014 and was not renewed. Future minimum lease payments under non-cancelable operating leases for office space, as of June 30, 2014, are as follows:

Year ending December 31,	Amount
2014	$36
2015	72
2016	72
$180

(b)	Employment Agreements

The Company is committed under various employment agreements. The agreements provide for, among other things, salary, bonus, severance payment, and certain other payments, each as defined in the respective agreements.

(c)	Licensing Agreements

The Company is a party to a number of research and licensing agreements, including iCo, MabLife, Yissum, Dalhousie, Lonza and Shire which may require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments under these agreements. See also Note 5.

(d)	Litigation

Immune Pharmaceuticals Inc. is the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial to November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement in the mandatory settlement conference. Immune believes this complaint is entirely without merit and that incurrence of a liability is not probable.

Note 13—Related Parties

(a)	Daniel Teper

In February 2014, the Company granted Dr. Teper 750,000 options to the Company’s shares on common stock, at an exercise price of $2.38. These options will vest quarterly over a three year period. Total fair value at grant date was $1,542.

On June 1, 2014, Daniel Teper entered into new employment agreements with the Company. According to agreement between Immune Inc. and Dr. Teper, total compensation of $260, in addition, the Company agreed to pay Dr. Teper a signoff bonus for the services provided prior to the date of this agreement. In addition, Dr. Teper is entitled for an annual incentive award, in cash or in equity, based on mutually agreed goals. In addition, on June 1, 2014, Immune Ltd., and Dr. Teper entered into an amendment to an employment agreement, according to which, Dr. Teper’s compensation is to be adjusted to reflect an annual compensation of $100.

Total expenses recorded for 21 West Partners LLC and Dr. Teper in the aggregate amounted to approximately $209 and $110 in each of the six month periods ended June 30, 2014 and 2013, respectively.

In addition, Dr. Teper offset $60 of the amounts due to him under the service agreement with 21 West Partners LLC, for participation in the March 2014 Financing. As of June 30, 2014, outstanding obligations to Dr. Teper under the agreements amounted to $64.

(b)	Serge Goldner

Mr. Goldner terminated his employment as the Chief Financial Officer with Immune Ltd in April 2013. In connection with the termination, a final agreement was entered into in September 2013 whereby options to purchase 700,000 ordinary shares were immediately vested and the exercise term was extended to five years from the date of grant. Immune Ltd. incurred share compensation expense of $241 in connection with the termination and immediate acceleration of the vesting of Mr. Goldner’s options. As of June 30, 2014, there was no outstanding amounts owed to Mr. Goldner.

(c)	Jean Elie Kadouche, Ph.D.

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

Total expenses recorded for Dr. Kadouche in the aggregate amounted to approximately $15 and $8 in each of the six month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014, no amounts were due to Dr. Kadouche.

(d)	Isaac Kobrin

Until July 2014, Isaac Kobrin, M.D., was a member of the Company’s board of directors.

In October 2013, in connection with his board service, the Company awarded Dr. Kobrin ten-year options to purchase 100,000 ordinary shares at an exercise price of $2.50 per share. Half of the options were immediately vested and half of the options vest within a three year period. The fair value of the options, based on the Black-Scholes option pricing model, was approximately $242. In addition, in October 2013, the Company had agreed to pay Isaac Kobrin, M.D $60 per year for his board services.

In July 2014, Dr. Kobrin resigned from the Company’s board of directors and signed a consulting agreement, under which he will be paid monthly fees of $5 for his services to the Company.

Total expenses recorded for Dr. Kobrin in the aggregate amounted to approximately $30 and $15 in each of the six month periods ended June 30, 2014 and 2013, respectively. In addition, Dr. Kobrin participated in the March 2014 Financing by converting $60 owed to him by the Company. As of June 30, 2014, $15 is due to Dr. Kobrin for board service.

(e)	Rene Tanenbaum

Rene Tanenbaum was a member of Immune Ltd.’s board of directors from August 2011 until October 2012.

In December 2013, in connection with her board service, Immune Ltd. awarded Ms. Tanenbaum options to purchase 90,000 ordinary shares at an exercise price of $2.35 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing model, was approximately $204. As of June 30, 2014, no amounts were due to Ms. Tanenbaum.

(f)	Mark E. Rothenberg, M.D., Ph.D.

Mark E. Rothenberg, M.D., Ph.D. is the co-chairman of Immune Ltd.’s Scientific Advisory Board. In March 2011, Immune Ltd. agreed to compensate Dr. Rothenberg $5 per month for consulting services plus 400,000 ordinary shares. The share grant was valued at $340 based on the fair value of the share as of the date of grant.

In November 2012, in connection with his service on Immune Ltd.’s Scientific Advisory Board, Immune Ltd. awarded Dr. Rothenberg ten-year options to purchase 50,000 ordinary shares at an exercise price of $0.6122 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $70. As of June 30, 2014, $75 is still payable by the Company to Dr. Rothenberg.

In December 2013, in connection with his board service, Immune Ltd. awarded Dr. Rothenberg options to purchase 50,000 ordinary shares at an exercise price of $2.35 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $114.

Total expenses recorded for Dr. Rothenberg in the aggregate amounted to approximately $15 and $0 in both periods ended June 30, 2014 and 2013, respectively. In addition, Dr. Rothenberg participated in the March 2014 Financing by converting $39 from consulting fees due to him. As of June 30, 2014, $33 was due to Dr. Rothenberg.

(g)	Daniel Kazado and Melini Capital Corp.

In October 2013, in connection with his appointment as a member to board of directors of the Company, Immune Ltd. awarded Daniel Kazado ten-year options to purchase 100,000 ordinary shares at an exercise price of $2.50 per share. Half of the options were immediately vested and half of the options vest within a three year period. The fair value of the options, based on the Black-Scholes option pricing model, was approximately $242. In addition, for his board services, Mr. Kazado is to receive $40 per annum, starting October 2013. Total expenses recorded for Mr. Kazado in the aggregate amounted to approximately $10 and $0 in both periods ended June 30, 2014 and 2013, respectively.

In January 2014, the Company entered into a consulting agreement with Melini Capital Corp., to which Mr. Kazado is related. In accordance with the agreement, Melini Capital Corp. received a grant of 600,000 restricted shares of common stock of the Company, to vest monthly over three years. In connection with this grant, the Company recorded an expense of $200 in the period ended June 30, 2014.

Melini Capital Corp. had previously received options to purchase an aggregate of 750,000 shares of common stock. As of December 31, 2013, those options have fully vested. The options had a grant date fair value aggregating approximately $1,200 based on the Black-Scholes option pricing model.

In April 2014, the Company entered into a three-year, $5,000 revolving line of credit with Mr. Kazado. Borrowings under this line of credit incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit become due upon maturity, April 7, 2017. This facility is unsecured and subordinated to the Company’s senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5,000. To date, no amounts were drawn under this revolving line of credit.

Mr. Kazado, offset $20 of existing debt by the Company for participation in the March 2014 Financing. In April 2014, the Company entered into a revolving line of credit with Melini Capital Corp. As of June 30, 2014, $10 was due to Mr. Kazado for his board services in the second quarter of 2014.

Note 14— Government Grants

The Company has received several grants from the State of Israel’s Ministry of economics (formerly the Ministry of Industry, Trade & Labor). As of June 30, 2014 and as of December 31, 2013, the total grants received by the Company were $531 and $521, respectively, which were recorded as a long term liability. The terms of these grants require the Company to pay royalties (up to the total grant amount) on any revenue-generating goods or services developed from the research funded by these grants.

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

(b)	Financial instruments which potentially subject the Company to significant concentrations of credit risk consists principally of cash. The Company maintains its cash with various major financial institutions. These major financial institutions are located in the United States and Israel. At certain times during the year cash may exceed federally insured limits.

(c)	A portion of the Company’s expenses are denominated in NIS and British Pound. If the value of the U.S. dollar weakens against the value of these currencies, there will be a negative impact on the Company’s operating costs. In addition, the Company is subject to the risk of exchange rate fluctuations to the extent it holds monetary assets and liabilities in these currencies.

Note 16— Subsequent Events

(a)	In July and August 2014, subsequent to the balance sheet date, certain investors elected to exercise their shares of Preferred C Stock. As a result, a total of 1,878 Preferred C Stock was converted and 693,271 shares of common stock were issued by the Company.

(b)	On August 13, 2014, the Company and all of the Series C Preferred Stockholders have entered into an amendment agreement to the March 2014 Warrants. According to the amendment, the holders agreed to remove all anti-dilution provisions, and make other certain changes, in consideration for which, the exercise price was reduced from $3.39 to $3.00 and from $4.07 to $3.50, the number of warrants was adjusted from 2,108,938 to 2,381,342 and from 2,108,938 to 2,449,380, respectively. In addition, the Company issued the holders a total of 224,126 of its restricted common shares. As a result of such amendment, the March 2014 Warrant will be accounted for within stockholders’ equity. The Company believes the accounting impact of the March 2014 Warrant adjustment to be material. The Company is currently evaluating the overall impact of this event on its financial statements.

(c)	On August 11, 2014, the Company’s board of directors approved a grant of 903,630 options to the Company’s management, consultants, and employees. The options shall vest over 3 years, commencing on August 11, 2014, with a one year cliff and have an exercise price of $3.58. The Company believes the accounting impact to be material. The Company is currently evaluating the overall impact of this event on its financial statements.

(d)	On August 13, 2014, the Company entered into an investment agreement with one of its investors. According to the agreement, the Company is to receive a total of $1,000, transferred upon closing, and issue the investor 250,000 shares of its common stock, at $4.00 per share, and grant the investor with 125,000 warrants, at an exercise price of $5.00 and term of 5 years. According to the agreement, the closing is upon signing and transfer of funds to the Company. The Company believes the accounting impact to be material. The Company is currently evaluating the overall impact of this event on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further clinical trials. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

This report refers to trademarks of the Company, as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners.

Overview

Immune Pharmaceuticals Inc., is a publicly traded (OTCQX: IMNP, NASDAQ OMX, First North Premier, Stockholm: IMNP.ST) clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including monoclonal antibodies, or mAbs, nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. We favor a personalized approach to treatment with the development and use of companion diagnostics. Bertilimumab is a fully human monoclonal antibody that targets Eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases. We are currently initiating a placebo-controlled, double-blind Phase II clinical trial with Bertilimumab for the treatment of ulcerative colitis and an open label, Phase II clinical trial for the treatment of bullous pemphigoid, or BP, a dermatologic auto-immune orphan condition. We are assessing development in other indications including Crohn’s Disease and Severe Eosinophilic Asthma. We are building a long term pipeline through the development of the NanomAbs® which allow for the targeted delivery of cytotoxic drugs for the treatment of cancer. We are also seeking to partner our pain compound AmiKet™, a topical cream consisting of a patented combination of amitriptyline and ketamine that is in late stage development for the treatment of peripheral neuropathies. We are assessing further clinical development and partnering of crolibulin for the treatment of certain solid tumors in combination with cytotoxic drugs and with anti-angiogenic drugs for the treatment of cancer. We are also considering a nanoparticle formulation of crolibulin in order to further optimize its efficacy/safety ratio.

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

Our existing cash at June 30, 2014, together with the $5,000,000 revolving line of credit we obtained from a related party in April 2014 is sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements in the next twelve months. Our ability to continue as a going concern is predicated upon being able to draw down on the $5,000,000 revolving line of credit. If such line were not available, we will not be able to support their current level of operations for the next 12 months. We will require additional financing in order to continue at our expected level of operations. If we fail to obtain needed capital, we will be forced to delay, scale back or eliminate some or all of its research and development programs, which could result in an impairment of our intangible assets.

Recent Developments

August Option Grant

On August 11, 2014, our board of directors approved a grant of 903,630 options to our management, consultants, and employees. The options shall vest over 3 years, with a one year cliff and have an exercise price of $3.58. We believe the accounting impact to be material. We are currently evaluating the overall impact of this event on our financial statements.

August 2014 Private Placement

On August 13, 2014, we entered into an investment agreement with one of our investors. According to the agreement, we are to receive a total of $1,000, transferred upon closing, and issue the investor 250,000 shares of our common stock, at a purchase price of $4.00 per share, and grant the investor with 125,000 warrants, at an exercise price of $5.00 per share and term of 5 years. According to the agreement, the closing is upon signing and transfer of funds to us. We believe the accounting impact to be material. We are currently evaluating the overall impact of this event on our financial statements.

March 2014 Private Placement

On March 10, 2014, we had signed agreements to raise $11,720,000 (“March 2014 Financing”) through the sale of our newly designated Series C 8% Convertible Preferred Stock (the “Preferred C Stock”), convertible into shares of our common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering of at least $10,000, a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of our shares of common stock, at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect (collectively, the “March 2014 Warrants”). One investor defaulted on payments of $1,000,000 under a short-term promissory note, resulting in rejection of the investor’s participation in March 2014 Financing. A total of $384,000 received from that investor in the second quarter of 2014, is to be applied to future financing done by us. In addition, two board members who participated in the March 2014 Financing and paid for their securities by fees earned for service as members of the board of directors, reduced their subscriptions by $20,000 each, resulting in the cancellation of an aggregate of 40 shares of Preferred C Stock and the related warrants.

Preferred C Stock carries a dividend of 8% per annum, based on the stated value of $1,000 per share of Preferred C Stock, payable in cash or, at our option and subject to the satisfaction of certain conditions, in our shares of common stock. Dividends on the Preferred C Stock accrue from the date of issuance and are paid on the date of conversion thereof. As of June 30, 2014, a total of $279,000 was recorded for dividend such liability.

In total, we issued 10,680 shares of Preferred C Stock, 1,680,945 March 2014 Warrants at an exercise price of $4.25 and 1,680,945 March 2014 Warrants at an exercise price of $5.10. We received total net proceeds of approximately $10,171 after deduction of related fees and expenses of $180,000 of which were allocated to the value of Preferred C Stock, and $329 which was offset of existing debt to our employees, consultants, officers and directors. Additional expenses of $408,000 were allocated to the March 2014 Warrants and recorded in the statement of operations during the period. Included in net proceeds, was the deposit of $500,000 we received in November and December 2013.

The March 2014 Warrants were accounted for as a derivative liability, as both the exercise price and the number of warrants issued is subject to certain anti-dilution adjustments. See Notes 3 and 10 to the accompanying financial statements. Therefore, on agreement date, the March 2014 Warrants were accounted for at fair value of $7,404,000. The Preferred C Stock was recorded as the difference between overall consideration and the value of the March 2014 Warrants on grant date. A total amount of $3,096,000 was accounted for as mezzanine equity according to ASC 480 “Distinguishing Liabilities from Equity”, as such shares bear clauses allowing for a future adjustment to the number of shares issued to investors. As per above, such adjustment may only increase the number of shares issued, as the conversion price may only be reduced from the initially set level of $3.40. On the issuance date, the value ascribed to Preferred C Stock was the difference between the amount raised and the fair value of the March 2014 Warrants.

In connection with the March 2014 Financing, we filed a Registration Statement on Form S-1 (Registration No. 333-195251) to register the resale of the shares of common stock underlying the Preferred C Stock, the shares of common stock underlying the March 2014 Warrants and certain shares of common stock that may be issuable as payment for dividends on the Preferred C Stock, which registration statement was declared effective by the SEC on April 25, 2014. Subsequently, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $3.40 to $2.71 and the exercise price of the warrants was reduced from $4.75 to $3.39 and from $5.10 to $4.07, as applicable. In addition, the number of March 2014 Warrants was adjusted to reflect the decrease in exercise price. Consequently, as of May 2, 2014, an additional 786,977 shares of common stock may be issuable upon the conversion of the Preferred C Stock, an additional 62,958 shares may be issuable as payment for dividends thereon (the dividend amount represents the annual 8% accrual for the additional common stock shares to be issued due to ratchet triggering event) and the March 2014 Warrants were exercisable for an additional 427,983 shares of common stock at an exercise price of $3.39 per share and 427,983 additional shares of common stock at an exercise price of $4.07 per share. We are planning to file a registration statement registering the underlying Common Stock for resale by the holders. If such registration statement is not filed or declared effective in a timely manner, we may be liable for potential damages to the holders.

During the three month period ended June 30, 2014, certain investors elected to convert their Preferred C Stock. As a result, 1,529,262 shares of common stock were issued by us.

On June 23, 2014, the holders agreed to amend the Corporation’s Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred C Stock (“Certificate of Designations”). Pursuant to the amendment, the holders of the Preferred C Stock are entitled, subject to the limitations on beneficial ownership contained in the Certificate of Designation, to vote on all matters as to which holders of our shares of common stock (the “Common Stock”) are entitled to vote. Each share of Preferred C Stock entitles its holder to such number of votes per share equal to the number of shares of Common Stock which would be obtained upon the conversion of such share of Preferred C Stock as if converted at market value of the Common Stock on the date of issuance. In addition, pursuant to the amendment, in the event of future adjustments, the conversion price of the Preferred C Stock will not be less than $0.25. As a result of the amendment, all then outstanding Preferred C Stock, in the total value of $1,887,000, were reclassified from mezzanine equity into the stockholders equity.

In consideration for the consent of the Preferred C Stockholders to amend the Certificate of Designation, and pursuant to the consent of greater than 67% of the holders of the securities issued in the Company’s March 2014 Financing private placement allowing issuance of new securities by us, on June 23, 2014, we agreed to issue two-year warrants (the “June Warrants”) to purchase up to an aggregate of 427,179 shares of our Common Stock to the original purchasers of the Preferred C Stock, at an exercise price of $3.00 per share.

The June Warrants were valued at $441,000, using the Black-Scholes option pricing model, using the following assumptions: volatility of 81.38%, risk free interest rate of 0.45%, grant date stock price of $2.60, expected term of 2 years and 0% dividend yield. The June Warrants were accounted for within stockholders equity. We accounted for the amendment of our Preferred C Stock, classified as mezzanine equity prior to such amendment, as a modification of terms, as the additional fair value granted to investors for such modification was less than 10% of pre-amendment value of Preferred C Stock. As such, as of June 30, 2014, we recognized $441,000, which is the total value of our June Warrants, as a deemed dividend.

As of July 25, 2014, subsequent to the balance sheet date, pursuant to the share purchase agreement governing the March 2014 Financing, we and our subsidiaries have the right to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any of our securities or our subsidiaries which would entitle the holder to acquire at any time our Common Stock, other than a variable rate transaction.

On August 13, 2014, we and all of the holders of the March 2014 Warrants entered into an amendment agreement to the March 2014 Warrants. According to the amendment, the holders agreed to remove all anti-dilution provisions, and make other certain changes, in consideration for which, the exercise prices for the respective warrants were reduced from $3.39 to $3.00 and from $4.07 to $3.50 and the aggregate number of shares underlying the warrants was adjusted from 2,108,938 to 2,381,342 and from 2,108,938 to 2,449,380, respectively. In addition, we issued the holders a total of 224,126 of our restricted common shares. As a result of such amendment, the March 2014 Warrant will be accounted for within stockholders’ equity. We believe the accounting impact of the adjustment to the March 2014 Warrants to be material. We are currently evaluating the overall impact of this event on its financial statements.

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

The total acquisition consideration consisted of our equity investment in pre-Merger Immune and loans between the parties forgiven in the Merger. In accordance with generally accepted accounting principles, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. We recorded a gain on bargain purchase of $6,444,000 in the third quarter of 2013.

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

Our Business

Bertilimumab

Immune’s lead product candidate, Bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. Immune has initiated a placebo-controlled, double-blind Phase II clinical trial with Bertilimumab for the treatment of ulcerative colitis and a Phase II clinical trial for bullous pemphigoid, an auto-immune dermatological orphan indication. Bertilimumab, has met the regulatory requirements for Phase II trials in Inflammatory Bowel Disease (IBD) (including Crohn's Disease (CD) and ulcerative colitis (UC)) and additional indications. Immune has selected ulcerative colitis to lead the Phase II trials in moderate-to-severe ulcerative colitis patients in Israel. This trial was approved by the Institutional Review Board of Shaare Zedek, Rambam, Wolfson, Meir and Sourasky Medical Centers in Israel and the Israeli Ministry of Health. Initiation of the UC trial is scheduled to commence in the third quarter of 2014. In addition, Immune has received a regulatory approval for a Phase II study in Bullous pemphigoid. Initiation of the BP trial is scheduled to commence in the third quarter of 2014. Immune has also communicated with the gastro- intestinal section of the FDA and submitted a pre-Investigative New Drug, or IND, application on October 14, 2012. The pre-IND application is an early communication with the FDA to obtain guidance on the data necessary to warrant an IND application submission. In a meeting on February 6, 2012, the FDA recommended that Immune submit an IND application and provided guidance and support with respect to the development of Bertilimumab for the treatment of ulcerative colitis and Crohn's Disease, including recommendations as to minor chemistry, manufacturing and controls and preclinical studies that will need to be conducted during Bertilimumab’s clinical development. In 2014, Immune expects to file an IND application in the United States, and its equivalent in Europe, in order to expand its clinical program and to submit an orphan drug application for Bullous pemphigoid to the FDA and EMA. In addition, Immune began planning for the clinical development in several other indications, including severe asthma.

NanomAbs Technology Platform

Immune’s NanomAbs technology platform is an ADC platform capable of generating novel drugs with enhanced profiles as compared to standalone antibodies or antibody-drug conjugates (ADCs). This technology conjugates targeting ligands, namely mAbs, to drug loaded nanoparticles. NanomAbs selectively accumulate in diseased tissues and cells, resulting in higher drug accumulation at the site of action with minimal off-target exposure. Immune is building a longer term pipeline of NanomAbs for the treatment of cancer and may enter into collaborative agreements with other companies to acquire complementary drugs or technologies and accelerate the development of NanomAbs drug candidates.

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

We are preparing for Phase III clinical trials and are looking for a development and commercialization partner for AmiKetTM. We initiated a comprehensive process targeting the 20 most likely development and commercial partners with the objective of commercializing AmiKetTM.

Results of Operations

Three and six month periods ended June 30, 2014 compared to the three and six month periods ended June 30, 2013 and the development stage period

Revenues

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change

Revenue	$—	$—	$—	$2,000	$—	$2,000

Our revenue to date has consisted of government grants and royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing Bertilimumab, our Phase II drug candidate, for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing Bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed the development of Bertilimumab, NanomAbs or other drug candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and commercializing any products for which we may obtain regulatory approval, and establishing and managing our collaborations at various stages of each drug candidate’s development. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

Research and development expense

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change

Research and development	$986,000	$793,000	$193,000	$1,324,000	$1,513,000	$(189,000)

Research and development expense increased by $193,000, or 24%, during the three month period ended June 30, 2014 to $986,000, compared with $793,000 during the three month period ended June 30, 2013. The increase was primarily attributable to an increase in share based compensation cost of $119,000 in the three month period ended June 30, 2014.

Research and development expense decreased by $189,000, or 12%, during the six month period ended June 30, 2014 to $1,324,000, compared with $1,513,000 during the six month period ended June 30, 2013. The decrease was due to lower consulting costs in the first half of 2014, a decrease of $552,000, was mainly due to re-negotiated past liabilities, as well as due to lower level of activity in the period before the March 2014 Financing. The decrease was offset by an increase in costs of labor, due to addition of staff and management in the first half of 2014, and due share based compensation cost of $298,000 in the six month period ended June 30, 2014.

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

General and administrative expense

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change

General and administrative	$2,035,000	$1,132,000	$903,000	$4,576,000	$2,229,000	$2,347,000

General and administrative expense increased by $903,000, or 80%, during the three month period ended June 30, 2014 to $2,035,000, compared with $1,132,000 during the three month period ended June 30, 2013. The increase was primarily attributable costs incurred in connection with the Merger and with being a public company and to an increase in share based compensation costs of $92,000 (compared to $741,000 in the three month period ended June 30, 2013).

General and administrative expense increased by $2,347,000, or 105%, during the six month period ended June 30, 2014 to $4,576,000, compared with $2,229,000 during the six month period ended June 30, 2013. The increase was primarily attributable costs incurred in connection with the Merger and with being a public company and an increase in share based compensation costs of $1,261,000 (compared to $1,351,000 in the six month period ended June 30, 2013).

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

Non-operating income (expense)

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change

Non-operating income (expense)	$3,281,000	$(1,000)	$3,282,000	$1,379,000	$(172,000)	$1,551,000

Our net non-operating income amounted to $3,281,000 during the three month period ended June 30, 2014 compared with a net expense of $1,000 during the three month period ended June 30, 2013. Our net non-operating income amounted to $1,379,000 during the six month period ended June 30, 2014 compared with a net expense of $172,000 during the six month period ended June 30, 2013. The non-operating income, in the total amount of $3,527,000 and $1,844,000, for the three and six month periods ended June 30, 2014, was recorded due to the revaluation of March 2014 Warrants, issued in connection with the March 2014 Financing. The decrease in the derivative liability was mainly due to the decrease of our share of common stock market price at the end of the period. In addition, non-operating expense included interest and discount amortization expense on our loans, exchange rate adjustments, as well as $83,000 recorded in connection with grants received by our subsidiary in the United States.

Deemed Dividends

We accounted for the amendment of our Preferred C Stock, classified as mezzanine equity prior to such amendment, as a modification of terms, as the additional fair value granted to investors for such modification was less than 10% of pre-amendment value of Preferred C Stock. As such, on June 23, 2014, we recognized the value of June Warrants, in the total amount of $441,000, as a deemed dividend (see also Note 9 to the accompanying financial statements). In addition, an accrued dividend liability for investors of Preferred C Stock of $48,000 and $279,000, for the three and six month periods ended June 30, 2014, respectively, was recorded as deemed dividend.

Liquidity and Capital Resources

	As of June 30, 2014	As of December 31, 2013	Change

Cash and cash equivalents	$3,179,000	$49,000	$3,130,000
Working capital deficit	$(5,043,000)	$(11,001,000)	$5,958,000
Notes and loans payable, current portion	$(2,179,000)	$(1,546,000)	$(633,000)

As of June 30, 2014, we had a cash position of $3,179,000 and a negative working capital of $5,043,000. Our existing cash at June 30, 2014, together with the $5,000,000 revolving line of credit we obtained from a related party in April 2014 is sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements over the next twelve months. The increase of $3,130,000 in our cash in the six month period ended June 30, 2014, was mainly due to $10,171,000 raised in March 2014 Financing, net, offset by cash used in our business operations.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. In August 2013, we completed the Merger. In March 2014, we raised $10,171,000, net, through the sale of 10,680 units consisting of one share of Preferred C Stock and two types of warrants. We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. As an alternative source of liquidity, we are exploring acquisition opportunities. In addition, we may pursue a financing. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow.

We have devoted substantially all of our cash resources to research and development programs and incurred significant general and administrative expenses to enable us to finance and grow our business and operations. In addition, we incurred significant costs related to the consummation of the Merger. To date, we have not generated any significant revenues and may not generate any such revenue for a number of years, if at all. We incurred an accumulated deficit of $26,798,000 as of June 30, 2014 and we anticipate that we will continue to incur operating losses in the near future.

Working Capital

Our working capital deficit at June 30, 2014 amounted to $5,043,000, consisting of current assets of $3,354,000 and current liabilities of $8,397,000. This represents a positive change in working capital of approximately $5,958,000 from a working capital deficit of $11,001,000 at December 31, 2013. The improvement in working capital is primarily the result of $10,171,000 raised in March 2014 Financing, net, offset by cash used in our business operations.

Current and Future Liquidity Position

Our existing cash at June 30, 2014, together with the $5,000,000 revolving line of credit we obtained from a related party in April 2014 is sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements in the next twelve months. Our ability to continue as a going concern is predicated upon being able to draw down on the $5,000,000 revolving line of credit. If such line were not available, we will not be able to support their current level of operations for the next 12 months. We will require additional financing in order to continue at our expected level of operations. If we fail to obtain needed capital, we will be forced to delay, scale back or eliminate some or all of its research and development programs, which could result in an impairment of our intangible assets.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	progress in our research and development programs, as well as the magnitude of these programs;
•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;
•	the ability to establish and maintain collaborative arrangements;
•	the resources, time and costs required to successfully initiate and complete its preclinical and clinical trials, obtain regulatory approvals, protect our intellectual property;
•	the timing, receipt and amount of front-end fees and milestone payments that may become payable through a license of Bertilimumab to a third party;
•	the amount of general and administrative expenses and research and development expenses;
•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and
•	the timing, receipt and amount of sales and royalties, if any, from our potential products.

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

	Six months ended June,
	2014	2013	Change

Net cash used in operating activities	$(6,462,000)	$(1,548,000)	$(4,914,000)
Net cash provided by (used in) investing activities	$26,000	$(1,109,000)	$1,135,000
Net cash provided by financing activities	$9,566,000	$3,088,000	$6,478,000

Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2014 was $6,462,000 compared with net cash used in operating activities of $1,548,000 used in the six month period ended June 30, 2013. The increase in operational cash burn is primarily due to cost of March 2014 Financing, settlement of liabilities assumed as part of the Merger, as well as repayment of accrued payments to vendors and related parties delayed up until the closing of the March 2014 Financing. In addition, compared to the six month period ended June 30, 2013, the post-Merger company had an increased level of operations, resulting in increased operational burn.

Our net cash used in operating activities could increase if we engage in future business development activities. As we expect to move towards greater revenue generation in the future, we expect that these amounts will be offset over time by the collection of revenues.

Investing Activities

During the six month period ended June 30, 2014, our net cash provided by investing activities amounted to $26,000 and included the cost of secondary patents acquired from MabLife, in the total amount of $111,000, acquisitions of office equipment, in the total amount of $24,000, offset by a decrease of $161,000 in our restricted cash, mainly due to repayment of interest on a secured term loan from MidCap. In the six month period ended June 30, 2013, net cash used in investing activities consisted primarily from the cost of investment in pre-Merger Immune Ltd. These funds were considered a part of the purchase price of the Merger.

We expect that net cash used in investing activities will increase should we acquire additional intellectual property, assets and invest surplus cash, according to our investment policy.

Financing Activities

During the six month period ended June 30, 2014, our net cash provided by financing activities included cash provided primarily by the March 2014 Financing of $10,171,000, repayment of loans in the total amount of $758,000. In addition, during the six month period ended June 30, 2013, we raised $3,002,000 through the issuance of shares and warrants to our investors.

We have historically funded our operations primarily through the sale of our securities. We anticipate issuing equity and/or debt as a source of liquidity, when needed, until we generate positive cash flow to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms.

Off-Balance Sheet Arrangement

At June 30, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those policies during the three months ended June 30, 2014, except for the following:

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Principal Executive and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is currently integrating its business processes and information systems with those of Immune Ltd., including the internal controls of both companies. This work commenced upon the closing of the Merger and will continue throughout calendar year 2014.

Part II. Other Information

Item 1. Legal Proceedings.

On November 25, 2008, plaintiffs Kenton L. Cowley and John A. Flores filed a complaint against EpiCept Corporation in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. Discovery was conducted in 2010 and 2011. We filed a motion for summary judgment on April 29, 2011, which was granted on January 24, 2012. Therefore, in 2011 we reversed the reserve of approximately $200,000 that was previously recorded. On September 5, 2012, plaintiffs Kenton L. Cowley and John A. Flores filed an appeal to the Ninth Circuit Court of Appeals. We filed an Answering Brief in October 2012. On December 3, 2013, the Ninth Circuit Court of Appeals affirmed summary judgment in favor of Immune with respect to plaintiffs' fraud in the inducement claim and reversed and remanded the other claims on the basis that there were one or more disputed facts that still existed. A hearing on the motion occurred in November 2013. In May 2014 the court scheduled the trial to November 2014. In a mandatory settlement conference held in July 2014, the parties failed to reach a settlement. We continue to believe this complaint is without merit and that there is a low probability that incurrence of a liability will occur.

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

3.2

Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 23, 2014).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 23, 2014).

10.1	Waiver and Amendment to License Agreement, dated as of April 3, 2014, by and between Immune Pharmaceuticals Inc. and Dalhousie University (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed April 9, 2014).

10.2	Revolving Line of Credit, dated as of April 17, 2014, by and between Immune Pharmaceuticals Inc. and Melini Capital Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 11, 2014).

10.3†	Employment Agreement, dated June 4, 2014, by and between Immune Pharmaceuticals Inc. and Daniel G. Teper (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 6, 2014).

10.4†	Amendment to Employment Agreement, dated June 23, 2014, by and between Immune Pharmaceuticals Ltd. and Daniel G. Teper

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Immune Pharmaceuticals Inc.'s Quarterly Report on Form10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

†   Management contract or compensatory plan or arrangement.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Daniel G. Teper
Daniel G. Teper
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
August 14, 2014

