Form 10-K/A
period 2013-12-31
IMMUNE PHARMACEUTICALS INC
filed 2014-10-03
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2

TO

FORM 10-K/A

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Cambridge Innovation Center 1 Broadway 14th Floor

Cambridge, MA 02142

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE — EXHIBIT FILING ONLY

Immune Pharmaceuticals Inc. (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on April 9, 2014 and amended by Amendment No. 1 to Form 10-K on April 29, 2014 (collectively, the “Form 10-K”). This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a request for confidential treatment of certain portions of Exhibit 10.30 originally filed with the Form 10-K on April 9, 2014. This Amendment is being filed solely to re-file Exhibit 10.30 based on the Commission’s comments. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-K in any way.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.30±*	Product Sublicense Agreement dated as of December 7, 2010, by and between Immune Pharmaceuticals Ltd., Immune Pharmaceuticals Corporation and iCo Therapeutics Incorporated.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K filed April 9, 2014 and April 29, 2014).

31.1.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K filed April 9, 2014 and April 29, 2014)

31.2.1*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed April 9, 2014).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed April 9, 2014).

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
October 3, 2014