Form 10-Q
period 2014-09-30
IMMUNE PHARMACEUTICALS INC
filed 2014-11-17
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 14, 2014, 19,197,260 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$934	$49
Restricted cash	22	81
Other current assets	182	137
Total current assets	1,138	267
Restricted cash, net of current portion	-	80
Property and equipment, at cost, net of $50 and $26 accumulated depreciation, as of September 30, 2014 and December 31, 2013, respectively	47	47
In-process research and development	27,500	27,500
Intangible assets, net	3,492	3,607
Total assets	$32,177	$31,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,686	$5,181
Accrued expenses	3,103	3,572
Due to related parties	-	469
Notes and loans payable, current portion	2,058	1,546
Deposits for future financing	-	500
Total current liabilities	7,847	11,268
Grants payable	494	521
Notes and loans payable, net of current portion	2,045	3,359
Deferred tax liability	10,870	10,870
Total liabilities	21,256	26,018

Commitments and contingencies

Stockholders’ Equity
Series C Preferred stock, par value $0.0001; 15,000 shares authorized, 4,320 shares available for issuance, 3,884 and 0 shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively	1,126	-
Undesignated preferred stock, par value $0.0001; 4,985,000 shares authorized, 4,981,935 shares available for issuance, none issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $.0001 par value; authorized 225,000,000 shares; 17,944,839 and 13,276,037 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	1
Additional paid-in capital	48,532	27,761
Accumulated deficit	(38,739)	(22,279)
Total stockholders’ equity	10,921	5,483
Total liabilities and stockholders’ equity	$32,177	$31,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Revenue	$-	$19	$2	$19

Costs and expenses:
Research and development	2,690	1,007	4,014	2,520
General and administrative	3,718	1,008	8,294	3,237
Total costs and expenses	6,408	2,015	12,308	5,757
Loss from operations	(6,408)	(1,996)	(12,306)	(5,738)

Non-operating income (expense):
Interest expense	(102)	(44)	(370)	(117)
Derivative liability expense	(2,322)	-	(478)	(74)
Warrant amendment expense	(3,145)	(734)	(3,145)	(734)
Liquidation preference granted to founder	-	(2,037)	-	(2,037)
Gain on bargain purchase	-	6,444	-	6,444
Other income (expense), net	36	(32)	(161)	(57)
Total non-operating income (expense):	(5,533)	3,597	(4,154)	3,425
Net income (loss) before income taxes	(11,941)	1,601	(16,460)	(2,313)
Income tax expense	-	(3)	-	(3)
Net income (loss)	(11,941)	1,598	(16,460)	(2,316)
Deemed dividend	(172)	(443)	(616)	(932)
Dividend on Series C Preferred Shares	(38)	-	(314)	-
Income (loss) attributable to common stockholders	$(12,151)	$1,155	$(17,390)	$(3,248)
Basic income (loss) per common share	$(0.73)	$0.14	$(1.67)	$(0.65)
Diluted income (loss) per common share	$(0.73)	$0.11	$(1.67)	$(0.65)

Weighted average common shares outstanding-basic	16,708,396	8,055,360	10,390,076	5,003,677
Weighted average common shares outstanding-diluted	16,708,396	10,308,296	10,390,076	5,003,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Preferred C Shares		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2013	-	$-	13,276,037	$1	$27,761	$(22,279)	$5,483

Amendment of March 2014 Warrant (See Note 9)	-	-	-	-	10,202	-	10,202
Issuance of shares of common stock as part of March 2014 Warrant amendment	-	-	224,127	-	825	-	825
Exercise of options and warrants	-	-	97,292	-	251	-	251
Issuance of shares and warrants	-	-	596,000	-	2,384	-	2,384
Reclassification of Series C Preferred Stock	6,512	1,887	-	-	-	-	1,887
Conversion of Series C Preferred Stock	(2,628)	(761)	2,525,320	1	1,966	-	1,206
Accrued dividend for Series C Preferred Stock	-	-	-	-	(314)	-	(314)
Share-based compensation, stock awards	-	-	1,226,063	-	3,703	-	3,703
Share-based compensation, option awards	-	-	-	-	1,754	-	1,754
Loss for the period	-	-	-	-	-	(16,460)	(16,460)
Balance at September 30, 2014	3,884	$1,126	17,944,839	$2	$48,532	$(38,739)	$10,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,460)	$(2,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250	226
Share-based compensation, option awards	1,754	2,203
Share-based compensation, stock awards	3,703	125
Derivative liability expense	478	74
Warrant amendment expense	3,145	734
Accretion of interest	33	-
Conversion of ordinary shares to founders shares	-	2,037
Gain on bargain purchase	-	(6,444)
Decrease in buy-back liability	-	(150)
Changes in operating assets and liabilities, net of Merger:
Increase in other current assets	(45)	(10)
Increase (decrease) in accounts payable	(2,495)	440
Increase (decrease) in due to related parties	(469)	192
Increase (decrease) in other accrued liabilities	(378)	22
Increase (decrease) in long term grants payable	(27)	41
Net cash used in operating activities	(10,511)	(2,826)
Cash flows from investing activities:
Cash acquired in merger	-	292
Change in restricted cash	139	36
Purchase of property and equipment	(24)	-
Investment in Pre-Merger Immune Pharmaceuticals Inc.	-	(1,598)
Net cash provided by (used in) investing activities	115	(1,270)
Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	2,384	4,368
Proceeds from exercise of options and warrants	251	-
Proceeds from March 2014 Financing	10,171	-
Decrease in deposits for future financing	(500)	-
Receipt of loans	-	86
Repayment of loans	(1,025)	(36)
Net cash provided by financing activities	11,281	4,418
Increase in cash and cash equivalents	885	322
Cash and cash equivalents at beginning of period	49	95
Cash and cash equivalents at end of period	$934	$417

Supplemental disclosure of cash flow information:
Cash paid for interest	$333	$44
Cash paid for income taxes	-	3
Supplemental disclosure of non-cash financing activities:
Deemed dividend	$616	$932
Conversion of Preferred C Stock reclassified from mezzanine to equity	1,206	-
Reclassification of Preferred C Stock from mezzanine to equity	1,887	-
Reclassification of warrants from liability into equity	10,202	-
Intangible acquired with note payable	111	-
Accrued dividends on Series C Preferred Stock	314	-
Offset of debt in March 2014 financing (see Note 9)	$329	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1 – General and Liquidity

Immune Pharmaceuticals Inc., together with its subsidiaries (formerly: EpiCept Corporation) (“Immune” or the “Company”), is a clinical stage biopharmaceutical company specializing in the commercialization of specialty pharma drugs and the development of targeted therapeutics, including monoclonal antibodies (“mAbs”), nano-therapeutics (“NanomAbs”) and antibody drug conjugates, for the treatment of inflammatory diseases and cancer.

Immune’s dual business model is based in part on Phase III ready specialty pharma drug, AmiKetTM, and a pipeline of first in class monoclonal antibodies with a lead product candidate, Bertilimumab, ready for Phase II and NanomAbs, a technology platform that may enable the targeted delivery of chemotherapeutics into cancer cells.

On August 25, 2013, the Company consummated a merger transaction with Immune Pharmaceuticals Ltd. (“Immune Ltd”) (“Merger”). After giving effect to the acquisition and the issuance of Immune Pharmaceuticals Inc. common stock to the former stockholders of Immune Ltd., the Company had 13,276,037 shares of common stock issued and outstanding with the stockholders of Immune Pharmaceuticals Inc. before August 26, 2013 (“Pre-merged Immune Inc.”) collectively owning approximately 19%, and the former Immune Ltd. stockholders owning approximately 81%, of the outstanding common stock of the Company.

The Merger has been accounted for as a reverse acquisition with Immune Ltd. treated for accounting purposes as the acquirer. As such, the financial statements of Immune Ltd. are treated as the historical financial statements of the Company, with the results of Pre-merged Immune Inc. being included from August 25, 2013 and thereafter. Therefore, for periods prior to the closing of the reverse acquisition, the discussion below relates to the historical business and operations solely of Immune Ltd.

Since the Company’s inception on July 11, 2010 (“Inception”), it has incurred significant losses from operations and it expects to continue to incur significant losses from operations for the foreseeable future. As of September 30, 2014, the Company’s accumulated deficit was $38,739. The Company’s net loss for the nine month period ended September 30, 2014 was $16,460. Cash used in operations was $10,511 for the nine month period ended September 30, 2014.

The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to generate revenues and raise capital, the “cash” exercise of warrants by holders and access to an established credit line. The Company has limited capital resources and its operations, since Inception, have been funded by the proceeds of equity and debt financings. As of September 30, 2014, the Company had $934 in cash and cash equivalents. In November 2014, the Company entered into a convertible promissory note with an existing investor, pursuant to which it received $1,000. Moreover, the Company has access to a $5,000 revolving line of credit, which the Company obtained from a related party in April 2014 (the “Credit Line”) and may become available to it within up to four weeks from an official request. If the Credit Line becomes unavailable for any reason, and the Company fails to raise additional capital, it may be forced to scale back or eliminate some or all of its research and development programs.

On October 3, 2014, the Company filed a “shelf” Registration Statement on Form S-3 to allow it to issue, from time to time at prices and on terms to be determined at or prior to the time of the offering, up to $75,000 of any combination of a variety of equity and debt securities, including common stock, preferred stock, debt securities, and warrants. The registration statement was declared effective on October 28, 2014. The Company makes no assurance that financing will be available in a timely manner, on favorable terms, or at all. If the Company does not raise capital successfully, does not generate revenue, warrants are not exercised on a cash basis or the credit line is not available, there is substantial doubt about the Company’s ability to continue as a “going concern”. No adjustments have been made to the financial statements to reflect this uncertainty.

Note 2 - Significant Accounting and Reporting Policies

(a)	Basis of Presentation and principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Immune and its wholly owned subsidiaries: Immune Ltd., Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH (in liquidation). All inter-company transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013. The results of operations for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.

(b)	Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include impairment and amortization of long lived assets (including intangible assets and In-process research and development (“IPR&D”)), stock based compensation, valuation of options, warrants and income taxes. Actual results could differ from those estimates.

(c)	Cash and Cash Equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company. The Company maintains cash and cash equivalents with certain major financial institutions in the U.S. and in Israel.

(d)	Intangible Assets

The Company accounts for the purchases of intangible assets in accordance with the provisions of Accounting Standards Classification (“ASC”) 350, Intangibles. Intangible assets are recognized based on their acquisition cost or fair value if acquired in a business combination. The assets will be tested for impairment at least annually, if determined to have an indefinite life, or whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. If any of the Company’s intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long-lived assets, including intangible assets with definitive lives, are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

(e)	In-Process Research and Development

IPR&D represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

As part of the Merger, the Company acquired the drug candidate AmiKetTM, and valued the asset at $27,500 as of the acquisition date. The Company periodically performs an analysis to determine whether the carrying value of the asset has been impaired based on facts and circumstances in existence as of that date. The Company completed an impairment analysis, which was triggered by the publication of certain results of a third party trial of AmiKetTM in chemotherapy induced neuropathic pain (CIPN), which concluded that the drug candidate was not statistically effective on certain clinical end points. The Company determined that no impairment had occurred. The Company does not expect the results of this trial to have a future impact on the carrying value of this asset, since no other neuropathic pain drug has been approved for CIPN and other AmiKetTM trials have shown efficacy and safety, competitive with market leaders, particularly in post-herpetic neuralgia, which the Company sees as the lead indication for Phase III clinical development and for potential regulatory approval. This determination is supported by the anticipated period of market exclusivity for which the drug will be eligible if approved as a designated orphan drug, the encouraging Phase II clinical trials in that indication, the anticipated success of Phase III clinical trials, as well as the expected commercial positioning of AmiKetTM if it is approved.

(f)	Segment Information

The Company operates in one reportable segment: acquiring, developing and commercializing prescription drug products. Accordingly, the Company reports the accompanying condensed consolidated financial statements in the aggregate, including all of its activities in one reportable segment. As of September 30, 2014, approximately 10% of the Company's assets were located outside of the United States.

(g)	Research and Development

Research and development expenses consist primarily of the cost of the Company’s development and operations personnel, the cost of its clinical trials, manufacturing costs, as well as the cost of outsourced services.

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

(i)	Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. As of September 30, 2014 and December 31, 2013, no impairment to the Company’s long-lived assets has been identified.

(j)	Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10“Derivatives and Hedging” (“ASC 815-10”). ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company recognizes all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at their respective fair values. The Company's derivative instruments (as described in Notes 3 and 9), include its March 2014 Warrants, all of which have been recorded as a liability at fair value, and were revalued at each reporting date (until its amendment on August 13, 2014), with changes in the fair value of the instruments included in the condensed consolidated statements of operations as non-operating income (expense).

(k)	Share-based Compensation

The Company recognizes compensation expense for all equity-based payments. Share-based compensation issued to employees is accounted for under ASC 718-10, “Compensation- Share Compensation” (“ASC 718-10”). The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The Company accounts for share-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 718-10 and ASC 505-50, “Equity — Based Payments to Non-Employees”. The two factors that most affect charges or credits to operations related to share-based compensation are the estimated fair market value of the common stock underlying stock options for which share-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is quarterly re-measured and income or expense is recognized during the vesting terms.

Accounting for share-based compensation granted by the Company requires fair value estimates of the equity instrument granted or sold. If the Company’s estimate of the fair value of share-based compensation is too high or too low, it will have the effect of overstating or understating expenses. When share-based grants are granted in exchange for the receipt of goods or services, the Company estimates the value of the share-based compensation based upon the value of its common stock.

(l)	Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. The Company is required to file income tax returns in the appropriate U.S. federal, state and local jurisdictions, including Boston, Massachusetts, New York State and City, and in Israel. All of the tax years from Inception to date are still open for the Company and its subsidiaries.

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of September 30, 2014 and December 31, 2013, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

ASC 740 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, which criteria is a matter of significant judgment. The Company has gross liabilities recorded of $40 for the periods ended September 30, 2014 and December 31, 2013 to account for potential state income tax exposure.

(m)	Recently Issued Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This ASU requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-15 on its financial statements.

Note 3 - Fair Value Measurements

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

The Company measures its derivative liabilities at fair value. Until its amendment, on August 13, 2014, the derivative warrants were classified within Level 3 because they were valued using the Monte-Carlo model (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market (see Note 9). The fair market value of the Company’s non-convertible loans is based on the present value of their cash flows discounted at a rate that approximates current market returns for issues of similar risk.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair-value hierarchy within which those measurements fall:

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
Derivative liabilities on account of warrants	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of September 30, 2014	$-	-	-	$-
As of December 31, 2013	$-	-	-	$-

The financial instruments recorded in the Company’s condensed consolidated balance sheets consist primarily of cash and cash equivalents and accounts payable. The carrying amounts of the Company’s cash and cash equivalents and accounts payable approximate fair value due to their short-term nature.

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) from December 31, 2013 through September 30, 2014:

Level 3
Balance at December 31, 2013	$-
Derivative warrants issued to investors in connection with the March 2014 Financing	7,404
Fair value adjustment at end of period, included in statement of operations	1,683
Balance at March 31, 2014	9,087
Fair value adjustment at end of period, included in statement of operations	(3,527)
Balance at June 30, 2014	5,560
Fair value adjustment at reclassification, included in statement of operations	2,322
Reclassification into additional paid in capital due to Amendment Agreement (see Note 9)	(7,882)
Balance at September 30, 2014	$-

Valuation processes for Level 3 Fair Value Measurements

Fair value measurements of the derivative warrant liability fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Description	Valuation technique	Unobservable inputs	As of March 10, 2014	As of August 13, 2014 (Restated Warrant Date)
		Volatility	82.90%	74.8%
		Risk free interest rate	0.40% - 0.60%	0.46% - 0.52%
		Expected term, in years	2.50	2.03-2.08
Derivative March 2014 Warrants		Dividend yield	0%	0%
		Probability and timing of down-round triggering event	63.5% for on August 1, 2014; 33.5% for on October 1, 2014; and 3% for every six months from September 10, 2014	63.5% for on September 1, 2014; 33.5% for on October 1, 2014; and 3% for every six months from September 10, 2014
		Stock Price	$3.04	$4.11

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative liability on account of March 2014 Warrant include: for day-one valuation, the Company used the average common stock market price for the period from December 30, 2013 through March 10, 2014. For the valuation at August 13, 2014 (restated warrant date), the Company used the closing sale price of the Company’s shares of common stock on that day. The conversion price of the Preferred C Stock, its expected remaining term, the estimated volatility of the Company’s common stock market price, the Company’s estimates regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s shares of common stock, and an increase in the volatility of the Company’s shares of common stock, or an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants and thus an increase in the associated liability and vice-versa. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, nor plans to, declare dividends on its shares of common stock, and thus, there is no change in the estimated fair value of the warrants due to the dividend assumption. Subsequent to the Amendment Agreement, as described in Note 9, no further revaluation is required.

Note 4 - Reverse Merger

(a)	Description of Transaction

On August 25, 2013, the Company closed its definitive Merger Agreement and Plan of Reorganization with Immune Ltd., an Israel-based biopharmaceutical company with its lead product candidate, Bertilimumab, which is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis and NanomAbs® technology to treat unmet medical needs in the areas of inflammatory diseases and oncology. The assets and liabilities of the Company were recorded as of the acquisition date at their estimated fair values. As the Merger is treated as a reverse merger with Immune Ltd. being the acquirer, the reported consolidated financial condition and results of operations of Immune after the completion of the Merger reflect these values, but is not being restated retroactively to reflect historical consolidated financial position or results of operations of pre-Merger Immune. The transaction qualifies as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

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

In-process research and development represents incomplete Company research and development projects, directly related to the AmiKetTM license agreement. The Company estimated that $27,500 of the acquisition consideration represents the fair value of purchased in-process research and development related to projects associated with the AmiKetTM license agreement.

Management estimated that the AmiKetTM product candidate had an overall fair value of $91,700. The fair value was determined using an income approach, as well as discussions with the Company’s management and a review of certain program-related documents and forecasts prepared by the Company’s management. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to project expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to drug discovery and regulatory risks. The rate utilized to discount probability adjusted net cash flows to their present values was 30%, and reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments. As the development of these projects is also dependent upon future conditions, specifically the ability to raise substantial capital, it was estimated that the Company would only retain approximately 30% of the fair value of AmiKetTM with the majority of the value being relinquished as a condition of raising capital. Therefore, the fair value of the asset recorded in the unaudited condensed consolidated financial statements has been reduced to $27,500. The Company periodically performs an analysis to determine whether an impairment of the asset has occurred. The Company’s most recent impairment analysis determined that no change in the carrying value was required. Refer to Note 2 (e).

In connection with the in-process research and development (“IPR&D”) value determined in connection with the Merger, the Company accrued a deferred tax liability of approximately $10,870 representing the potential tax liability upon realization of the value of the IPR&D. The amount of the accrued deferred tax liability will be impacted upon any future change in the carrying value of the IPR&D.

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

Note 5 - License Agreements

(a)	iCo Therapeutics Inc. (“iCo”)

In December 2010, iCo granted Immune Ltd. an option to sub-license the use of Bertilimumab from iCo, which obtained certain exclusive license rights to intellectual property relating to Bertilimumab pursuant to a license agreement with Cambridge Antibody Technology Group Plc, and to which Immune became a party. In June 2011, Immune exercised its option and obtained a worldwide license from iCo for the use and development of Bertilimumab for all human indications, other than ocular indications, pursuant to a product sub-license agreement. iCo retained the worldwide exclusive right to the use of Bertilimumab for all ocular applications. Under the agreement, Immune Ltd. paid an initial consideration of $1,700 comprised of (i) $500 in cash, (ii) 600,000 ordinary shares, which were valued at approximately $1,000 (or $1.72 per share) and (iii) 200,000 warrants, which were valued at approximately $200 (or $0.95 per warrant). In addition to this consideration, iCo received anti-dilution rights equal to 6.14% of the Company’s issued and outstanding share capital on a fully diluted basis. iCo will be subject to dilution up to 2.5% (on a fully diluted and as converted basis) upon, and at any time following, any future issuance of securities in connection with a financing made at a Company pre-money valuation that is higher than $30,000. This right was to lapse upon the earlier of: the consummation of an initial public offering involving the listing of the Company's shares on an internationally-recognized stock exchange, or a Deemed Liquidation event, as defined in the Immune Ltd.’s Amended and Restated Articles of Association. The Company believes that the Merger qualifies as a Deemed Liquidation event, therefore the anti-dilution rights have lapsed. Upon initial valuation, anti-dilution shares were determined to be a derivative liability with a fair value of approximately $800. Both at September 30, 2014 and December 31, 2013, the derivative liability was $0. During the nine month periods ended September 30, 2014 and 2013, a total expense of $0 and $74, was charged to the statements of operations, respectively. As of September 30, 2014, after giving effect to the Merger, iCo holds 654,486 shares of common stock and 123,649 warrants of the Company.

iCo may receive from Immune up to $32,000 in milestone payments plus royalties. These milestones include the first dosing in a Phase III clinical trial, filing a Biologics License Application/Marketing Authorization Application, or a BLA/MMA, approval of a BLA/MAA and the achievement of $100,000 in aggregate sales of licensed products. The term of the license lasts until the expiration of all payment obligations on a country-by-country basis, at which point the license will be deemed fully paid, perpetual and irrevocable with respect to that country. As of September 30, 2014, no milestones requiring payments have been reached.

(b)	Yissum Research Development Company of the Hebrew University of Jerusalem Ltd. (“Yissum”)

In April 2011, Yissum granted Immune Ltd. a license that includes patents, research results and know-how related to the NanomAbs technology. Yissum granted Immune an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. Immune Ltd. paid consideration of 800,000 ordinary shares, which were valued at approximately $700 (or $0.87 per share). Under the license agreement, as amended on September 2011, Immune is required to pay the following: (i) royalties in the amount of up to 4.5% of net sales; (ii) from the sixth year onwards, an annual license maintenance fee between $30 for the first year and up to a maximum of $100 from the first year through the sixth year; (iii) research fees of $400 for the first year and $400 for the second year (but, not to exceed $1,800 in the aggregate); (iv) milestone payments up to approximately $8,600 (based on the attainment of certain milestones, including an Investigational New Drug Application submission, patient enrollment in clinical trials, regulatory approval and commercial sales); and (v) sub-license fees in amounts up to 18% of any sub-license consideration. The license expires, on a country-by-country basis, upon the later of the expiration of (i) the last valid licensed patent, (ii) any exclusivity granted by a governmental or regulatory body on any product developed through the use of the licensed technology or (iii) the 15-year period commencing on the date of the first commercial sale of any product developed through the use of the licensed technology. Upon the expiration of the license, Immune will have a fully-paid, non-exclusive license to the licensed technology. As of September 30, 2014, no milestones requiring payments have been reached.

(c)	MabLife SAS (“MabLife”)

In March 2012, Immune Ltd. acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. In addition, in February 2014, the Company acquired all rights to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. See also Note 6 and 8.

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

On May 2, 2012, Lonza granted Immune a sub-licensable, non-exclusive worldwide license under certain know-how and patent rights to use, develop, manufacture, market, sell, offer, distribute, import and export Bertilimumab, as it is produced through the use of Lonza’s system of cell lines, vectors and know-how. If Lonza is to manufacture Bertilimumab, the Company is required to pay Lonza a royalty of 1% of the net selling price of the commercial product but no annual license fee as described below. If Immune or one of its strategic partners manufactures Bertilimumab, Immune is required to pay Lonza approximately $114 (or £75) annually during the course of the license agreement (first payable upon commencement of Phase II clinical trials) plus a royalty of 1.5% of the net selling price of the product, and if any other party manufactures the Bertilimumab, Immune is required to pay Lonza approximately $500 (or £300), or, per sublicense annually during the duration of such sublicense plus a royalty of 2% of the net selling price of the product. In addition, Immune is required to pay Lonza approximately $3 (or £2) or, for the supply of certain cell lines, if it uses such cell lines. Notwithstanding the foregoing, Immune is not obligated to manufacture Bertilimumab through the use of Lonza’s system. The royalties are subject to a 50% reduction based on the lack of certain patent protections, including the expiration of patents, on a country-by-country basis. Unless earlier terminated (including, but not limited to, the reasons set forth below), the license agreement continues until the expiration of the last enforceable valid claim to the licensed patent rights, which expire between 2014 and 2016. As of September 30, 2014, no amounts were due under the license agreement.

(f)	Dalhousie University (“Dalhousie”)

In connection with the Merger, the Company maintains a direct license agreement with Dalhousie University under which the Company has an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in AmiKetTM.

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is further obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or a New Drug Application for AmiKetTM is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. On April 3, 2014, the Company entered into a Waiver and Amendment to the license agreement pursuant to which Dalhousie agreed to irrevocably waive the Company’s obligation to pay the $500 maintenance fee that was due on August 27, 2012 and August 27, 2013 and in any subsequent year. In addition, the Company has agreed to pay Dalhousie royalties of five percent (5%) of net sales of licensed technology in countries in which patent coverage is available and three percent (3%) of net sales in countries in which data protection is available. The parties have also agreed to amend the timing and increase the amounts of the milestone payments payable under the license agreement. As of September 30, 2014, $400 was due to Dalhousie, $150 of which was paid in November 2014. The Parties have agreed to defer the remaining $250 until December 15, 2014. Additional milestones payments will become due upon sub licensing and receipt of certain approvals, none of which was yet met.

(g)	Shire BioChem (“Shire”)

In connection with the Merger, the Company acquired a license agreement for the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem, Inc (formerly known as BioChem Pharma, Inc.). The Company is required to provide Shire BioChem a portion of any sublicensing payments the Company receives, if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26,000 assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales.

Note 6 - Intangible Assets

The value of the Company’s intangible assets is summarized below:

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Total
Balance as of December 31, 2012	$2,254	$613	$615	$414	$3,896
Additions	-	-	-	-	-
Amortization	(167)	(46)	(47)	(29)	(289)
Balance, December 31, 2013	2,087	567	568	385	3,607
Additions (see Note 8 (3))	-	-	-	111	111
Amortization	(125)	(34)	(35)	(32)	(226)
Balance, September 30, 2014	$1,962	$533	$533	$464	$3,492

The Company’s intangible assets were determined by management to have a useful life of between seven and fifteen years. Amortization expense amounted to $226 and $216 for the nine month periods ended September 30, 2014 and 2013, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets owned at September 30, 2014 is as follows:

Period Ending December 31,	Amount
2014 (3 months)	$77
2015	305
2016	305
2017	305
2018	305
2019	305
2020 and thereafter	1,890
Total	$3,492

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Professional fees	$821	$1,980
Franchise taxes payable	37	175
Salaries and employee benefits	163	505
Rent	631	631
Financing costs	570	265
Accrued dividend for Series C Preferred Stock	314	-
Provision for a claim (see Note 12)	300	-
Other	267	16
Total	$3,103	$3,572

Note 8 - Notes and Loans Payable

The Company is party to loan agreements as follows:

	September 30, 2014	December 31, 2013
Senior secured term loan (1)	$3,649	$4,442
Loan payable	-	50
Note payable (2) (3)	454	376
Short term loan	-	37
Total notes and loans payable	$4,103	$4,905

Notes and loans payable, current portion	$2,058	$1,546
Notes and loans payable, long-term	$2,045	$3,359

Repayments under the Company’s existing debt agreements consist of the following:

Period Ending December 31,	Amount
2014 (3 months)	$517
2015	2,019
2016	1,393
2017	133
2018 and thereafter	41
Total	$4,103

(1)	In connection with the Merger, the Company assumed a senior secured term loan, collateralized by substantially all assets of the Company, from MidCap Financial (“MidCap”). In August 2013, the Company and MidCap entered into a Third Amendment and Consent to Loan and Security Agreement between the Company, its subsidiaries, and MidCap (“Third Amendment”).

The Third Amendment restructured the Company's loan in connection with the completed Merger. In addition to providing MidCap’s consent to the Merger, the amendment fixed the outstanding principal balance of the initial borrowing (“Tranche 1”) of the loan at $4,442. Principal repayments on the Tranche 1 amount was set to commence on December 1, 2013 and was later amended under the Fourth Amendment to commence on May 1, 2014. Principal repayments became due in approximately equal monthly installments commencing on the first repayment date. The scheduled maturity date of the loan is August 1, 2016.

The Third Amendment also provided availability for a second borrowing (“Tranche 2”) of $1,000, which was to be available for drawing by the Company through August 1, 2014, at the Company’s discretion. The Company did not draw amounts under Tranche 2. Interest on the Tranche 1 loan will accrue at the rate of 11.5% per annum and be paid monthly in arrears.

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

(2)	In March 2012, the Company acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $600 payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with agreement date present value of $376 using an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife, if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. $60 was paid upon execution of agreement in April 2012. According to the revised schedule, remaining payments are due as follows: $180 is to be paid in 2014, $120 in 2015 through 2017. A total of $146 was paid in the first nine months of 2014. The Company determined that the overall impact of the amendment was not material. Total discount amortization of $28 and $33 was recorded, as interest expense during the nine month periods ended September 30, 2014 and 2013, respectively. Subsequent to September 30, 2014, the parties have agreed to defer a late payment of $34 until November 25, 2014.

(3)	In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As a full consideration for the secondary patent rights, the Company shall pay a total of $150, of which $15 is currently due and $25 will be paid on the first through fourth anniversary of the agreement and an additional $35 on the fifth anniversary of the agreement. The agreement date present value was $111. During the nine month period ended September 30, 2014, discount amortization of $5 was recorded as interest expense.

Note 9 - March 2014 Financing

In March 2014, the Company had signed agreements to raise $11,720 (“March 2014 Financing”) through the sale of its newly designated Series C 8% Convertible Preferred Stock (the “Preferred C Stock”), convertible into shares of the Company’s common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering of at least $10,000, a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of its shares of common stock, at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect (collectively, the “March 2014 Warrants”). One investor defaulted on payments of $1,000 under a short-term promissory note, resulting in rejection by the Company of the investor’s participation in March 2014 Financing. A total of $384 received from that investor in the second quarter of 2014, was applied for participation in later financing done by the Company (refer to Note 10 (d) (5)). In addition, two board members who participated in the March 2014 Financing and paid for their securities by fees earned for service as members of the board of directors, reduced their subscriptions by $20 each, resulting in the cancellation of an aggregate of 40 shares of Preferred C Stock and the related warrants.

Preferred C Stock carries a dividend of 8% per annum, based on the stated value of one thousand U.S dollars per share of Preferred C Stock, payable in cash or, at the option of the Company and subject to the satisfaction of certain conditions, in shares of common stock. Dividends on the Preferred C Stock accrue from the date of issuance and are paid on the date of conversion thereof. As of September 30, 2014, total of $314 was recorded for dividend liability.

In total, the Company issued 10,680 shares of Preferred C Stock, 1,680,945 March 2014 Warrants at an exercise price of $4.25 and 1,680,945 March 2014 Warrants at an exercise price of $5.10. The Company received total net proceeds of approximately $10,171 after deduction of related fees and expenses of $180 which were allocated to the value of Preferred C Stock, and $329 which was offset of existing debt to the Company’s employees, consultants, officers and directors. Additional offering expenses of $408 were allocated to the March 2014 Warrants and recorded in the statement of operations during the period. Included in net proceeds, was the deposit of $500 the Company received in November and December 2013. Furthermore, in the third quarter of 2014, the Company accounted for the value of additional warrants to be issued to its placement agent, refer to Note 10.

The March 2014 Warrants were accounted for as a derivative liability, as both the exercise price and the number of warrants issued were subject to certain anti-dilution adjustments. See Notes 3 and 10. Therefore, on March 10, 2014 (agreement date), the March 2014 Warrants were recorded at their fair value of $7,404. The Preferred C Stock was recorded as the difference between overall consideration and the fair value of the March 2014 Warrants on grant date. Initially, a total amount of $3,096 was recorded as mezzanine equity according to ASC 480 “Distinguishing Liabilities from Equity”, as such shares bear clauses allowing for a future adjustment to the number of shares issued to investors. As per above, such adjustment may only increase the number of shares issued, as the conversion price may only be reduced from the initially set level of $3.40.

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

During the three month period ended June 30, 2014, prior to its reclassification out of mezzanine into equity, 4,168 shares of Preferred C Stock were converted into 1,529,262 shares of the Company’s common stock. In addition, during the three month period ended September 30, 2014, after reclassification, certain investors elected to convert an additional 2,628 shares of Preferred C Stock. As a result, 996,058 shares of common stock were issued by the Company.

On June 23, 2014, the holders of the Preferred C Stock agreed to amend the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred C Stock (“Certificate of Designations”). Pursuant to the amendment, the holders of the Preferred C Stock are entitled, subject to the limitations on beneficial ownership contained in the Certificate of Designation, to vote on all matters as to which holders of the Company’s shares of common stock are entitled to vote. Each share of Preferred C Stock entitles its holder to such number of votes per share equal to the number of shares of common stock which would be obtained upon the conversion of such share of Preferred C Stock as if converted at market value of the common stock on the date of issuance. In addition, pursuant to the amendment, in the event of future adjustments, the conversion price of the Preferred C Stock will not be less than $0.25. As a result of the amendment, all then outstanding Preferred C Stock, in the total value of $1,887, was reclassified from mezzanine equity into the stockholders equity of the Company.

In consideration for the consent of the Preferred C Stockholders to amend the Certificate of Designation, and pursuant to the consent of greater than 67% of the holders of the securities issued in the Company’s March 2014 Financing allowing issuance of new securities by the Company, on June 23, 2014, the Company agreed to issue two-year warrants (the “June Warrants”) to purchase up to an aggregate of 427,179 shares of the Company’s common stock to the original purchasers of the Preferred C Stock, at an exercise price of $3.00 per share.

The June Warrants were valued at $441, using the Black-Scholes option pricing model, using the following assumptions: volatility of 81.38%, risk free interest rate of 0.45%, grant date stock price of $2.60, expected term of 2 years and 0% dividend yield. The June Warrants were accounted for within the Company’s equity. The Company accounted for the amendment of its Preferred C Stock, classified as mezzanine equity prior to such amendment, as a modification of terms, as the additional fair value granted to investors for such modification was less than 10% of pre-amendment value of Preferred C Stock. As such, as of September 30, 2014, the Company recognized $441, which is the total value of its June Warrants, as a deemed dividend.

On August 13, 2014, pursuant to an amendment agreement, the Company and all of the holders of March 2014 Warrants agreed to amend and restate the March 2014 Warrants to remove all anti-dilution provisions, and make certain other changes, in consideration for which, the exercise prices were reduced from $3.39 to $3.00 and from $4.07 to $3.50, and the number of warrants was increased from 2,108,938 to 2,381,342 and from 2,108,938 to 2,449,380, respectively. In addition, the Company issued to such holders a total of 224,127 of its unregistered shares of common stock, in consideration for their consent to modify such warrants (the “Amendment Agreement”).

The Company accounted for the Amendment Agreement using the guidance in ASC 815 “Derivatives and Hedging” and ASC 470-50 “Debt - Modifications and Extinguishments”. Under ASC 470-50-40, as the overall modification was significant, extinguishment accounting was applied. As such, the difference between the fair value of the March 2014 Warrants just prior to the amendment and the fair value of the restated warrants and the restricted shares of common stock issued to investors, is to be recognized as a gain or a loss. As of August 13, 2014, the fair value of the original March 2014 Warrants was determined to be $7,882, the fair value of the restated warrants was determined to be $10,202 and the value of the unregistered shares of common stock was $825. As a result, a non-operating expense of $3,145 was recorded in the statement of operations to reflect the extinguishment. In addition, a total non-operating expense of $2,322 was recorded in the third quarter of 2014, representing the revaluation of the derivative March 2014 Warrant to its fair value just prior to its amendment on August 13, 2014. Since the warrants no longer contain the anti-dilution protection provisions after the amendment, they are no longer classified as liabilities, and therefore the fair value of the restated March 2014 Warrants of $10,212 was reclassified to stockholders’ equity.

The fair value was estimated using the Monte Carlo simulation and the Black-Scholes Model. The following assumptions were used to value the original warrants: volatility: 74.80%, share price: $4.11, risk free interest rate: 0.46%-0.52%, expected term: 2.03-2.08 years and dividend yield: 0%. The following assumptions were used to value the restated warrants: volatility: 74.40%, share price: $4.11, risk free interest rate: 0.71%, expected term: 2.50 years and dividend yield: 0%.

On August 22, 2014, the Company filed a registration statement on Form S-3 (Registration No. 333-198309) to register for resale the additional shares of common stock issuable upon conversion of shares of our Preferred C Stock based on the adjusted conversion price of $2.71 per share, shares of common stock that may be issued as payment for dividends on the additional Preferred C Stock, payable through May 2, 2015, shares of common stock issuable upon exercise of the June Warrants, and the shares of its common stock issuable upon exercise of our restated warrants. This registration statement on Form S-3 was declared effective on October 28, 2014, subsequently, as a result, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $2.71 to $2.43. See also Note 16. In addition, as of September 30, 2014, the Company accrued a total of $122 for its potential obligation to compensate its holders for the delayed filing of its registration statement. If an additional registration statement is not filed or declared effective in a timely manner, the Company may be liable to pay for additional potential damages to the holders.

Note 10 - Stockholders’ Equity

(a) Stock Option Plans

i. Immune Ltd. 2011 Share Ownership and Option Plan

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

The fair value of share based awards granted to non-employees is marked-to-market on each valuation date until vested using the Black-Scholes pricing model. No options were outstanding as of September 30, 2014 and December 31, 2013.

All of the issued and outstanding options to purchase ordinary shares of Immune Ltd. were exchanged for options to purchase 2,495,951 (effected for the Merger ratio) shares of the Company’s common stock and assumed by the Company in connection with the Merger. The Immune Ltd. Plan has been terminated and no further options will be issued.

ii. Immune Option Plans

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

(b) Stock options and stock award activity

The following table illustrates the common stock options granted for the nine month period ended September 30, 2014:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	February - August 2014	1,603,630	$2.38 - $3.58	$2.38 - $3.58	Over 1.0-3.0 years	Volatility Risk free interest rate Expected term, in years Dividend yield	87.53%-89.00% 2.65%-2.82% 10.00 0.00%
Consultants	February - September 2014	1,050,000	$2.38-$4.00	$2.38-$4.00	Over 1.0-3.0 years	Volatility Risk free interest rate Remaining expected term, in years Dividend yield	86.61%-87.21% 2.61%-2.68% 9.34-10.00 0.00%

The following table illustrates the stock awards for the nine month period ended September 30, 2014:

Title	Grant date	No. of stock awards	Share price at grant date	Vesting terms
Consultants	January-September 2014	2,303,288	$1.70-$4.82	Over 0.0-3.0 years

The following table summarizes information about stock awards and stock option activity for the nine month period ended September 30, 2014:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,192,849	$3.81	$0.04 - $5,648.40	$1.67	$4,940
Granted	2,653,630	$2.98	$2.38 - $4.00	$2.43	$1,268
Exercised	(20,012)	$0.99	$0.99	$1.47	$54
Forfeited	(62,693)	$2.09	$0.99 - $2.38	$1.99	$180
Expired	(56,920)	$161.46	$0.04 - $5,648.40	$-	$-
Outstanding at September 30, 2014	5,706,854	$1.88	$0.04 - $4.00	$2.04	$8,655
Exercisable at September 30, 2014	3,311,767	$1.10	$0.04 - $4.00	$1.75	$7,516

	Stock awards
	No. of stock awards	Weighted average fair value
Unvested at January 1, 2014	-	-
Granted	2,303,288	$3.28
Vested	(1,226,063)	$3.21
Forfeited	-	-
Expired	-	-
Unvested at September 30, 2014	1,077,225	$3.36

The total remaining unrecognized compensation cost related to the non-vested stock options and restricted stock amounted to $9,226 as of September 30, 2014, which will be recognized over the weighted-average remaining requisite service period of 2.34 years. The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

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

The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Sholes option-pricing model. There were no shares issued under the ESPP during the nine months ended September 30, 2014 and 2013, so no expense was recorded. A total of 998,043 shares are available for issuance under the ESPP as of September 30, 2014.

(d) Warrants

The following table summarizes information about warrants outstanding at September 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding at January 1, 2014	2,005,684	$16.23	$1.85-$124.20
Issued in connection with March 2014 Financing (1)	3,361,904	$3.73	$3.39-$4.07
Adjustment to amount of warrants issued in connection with March 2014 Financing (2)	1,468,832	$3.53	$3.39-$4.07
Warrants issued for amendment of Preferred C Stock (3)	427,179	$3.00	$3.00
Issuance to lead investors (4)	134,004	$5.04	$5.04
Warrants issued in connection with private placements (5)	412,000	$4.61	$4.00-$5.00
Warrants issued to March 2014 Financing placement agent (6)	230,141	$3.24	$3.00-$3.50
Exercised	(77,280)	$3.00	$3.00
Expired	(54,399)	$109.63	$3.36-$124.20
Warrants outstanding at September 30, 2014	7,908,065	$2.04	$1.85-$65.60

(1)	As part of the units given to participants in the March 2014 Financing, the Company granted its investors with (i) a five-year warrant to purchase 50% or 100% (as per the agreement made with each investor) of the shares of common stock issuable for conversion of Preferred C stock shares, at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred C Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement made with each investor) of a share of common stock at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect.

(2)	On April 25, 2014, the Company filed a Registration Statement on Form S-1 to register the resale of the shares of common stock underlying the Preferred C Stock, the shares of common stock underlying the March 2014 Warrants and certain shares of common stock that may be issuable as payment for dividends on the Preferred C Stock, which registration statement was declared effective by the SEC. Subsequently, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $3.40 to $2.71 and the exercise price of the warrants was reduced from $4.75 to $3.39 and from $5.10 to $4.07, as applicable. In addition, according to the warrant agreements, the number of warrants was increased, so that an additional 427,983 March 2014 Warrants at an exercise price of $3.39 and 427,983 at an exercise price of $4.07 were issued. Furthermore, on August 13, 2014, pursuant to an Amendment Agreement, the exercise prices of the March 2014 Warrants were reduced from $3.39 to $3.00 and from $4.07 to $3.50, and the number of warrants was increased from 2,108,938 to 2,381,342 and from 2,108,938 to 2,449,380, respectively. See Note 9.

(3)	On June 23, 2014, in connection with the amendment of its Certificate of Designations, the Company issued the June Warrants to purchase up to an aggregate of 427,179 shares of the Company’s Common Stock to the original purchasers of the Preferred C Stock. See Note 9.

(4)	On February 24, 2014, the Company’s board of directors approved an amendment to 2012 and 2013 warrant grants to investors of pre-Merger Immune Ltd. Such investors were originally granted with the option to purchase 20% instead of 50% of the shares of Immune Ltd. Therefore, as a remedy, the Company issued additional 134,004 warrants, at an exercise price of $5.04. The total fair value of $274 was determined using the Black-Sholes option pricing model, with an expected term of 1.95-4.48 years, volatility of 90%, risk free interest rate of 0.27%-1.43%. Because the issuance reflects a correction to previous grant, these warrants were accounted for within equity, following the accounting for the original transaction. The impact on current, as well as on any prior financial period was determined not to be material.

(5)	On August 13, 2014, the Company entered into an investment agreement with one of its investors. Pursuant to the agreement, the Company received a total of $2,000 upon closing. As consideration, the Company issued the investor 500,000 shares of its common stock, at $4.00 per share, and granted the investor 250,000 warrants, at an exercise price of $5.00 with a term of five years. The fair value of the issued warrants is $612, which was determined using the Black-Sholes option pricing model, using the following assumptions: stock price of $4.11, expected term of 5.0 years, volatility of 83.44%, risk free interest rate of 1.72%.

In September 2014, the Company entered into an agreement with one of its investors. According to the agreement, in consideration for $384, received by the Company in April 2014, it issued the investor 96,000 shares of its common stock and 162,000 warrants at an exercise price of $4.00 and term of five years. The fair value of the issued warrants is $399, which was determined using the Black-Sholes option pricing model, using the following assumptions: stock price of $3.92, expected term of 5.0 years, volatility of 83.44%, risk free interest rate of 1.72%.

In accordance with guidance in ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” and in ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, the Company recorded the fair value of these warrants within its stockholders’ equity. Overall, as a result of the abovementioned investments, the Company recorded an increase of $2,384 to its stockholders’ equity.

(6)	Prior to its March 2014 Financing, the Company entered into an agreement with its placement agent, according to which it was obligated to pay the agent 7% in cash and 7% in warrants of the total amount sold in the March 2014 Financing, as placement agent compensation. The warrants were to bear the same terms and conditions as the March 2014 Warrants. Although the cash fees were paid, the warrants due to the placement agent were inadvertently neither issued nor accounted for. The overall impact in prior periods, of such issuance, was: (i) an additional expense of $300, $116 and $184 in the statement of operations, in the three month periods ended March 31, 2014, June 30, 2014 and the six month period ended June 30, 2014, respectively; (ii) a total of $300 and $265 decrease in stockholders’ equity as of March 31, 2014 and June 30, 2014; (iii) a total of $433 and $265 increase in a long term derivative liability as of March 31, 2014 and June 30, 2014; The impact is deemed to be not material to the periods and therefore was recorded during the three month period ended September 30, 2014.

In the three months ended September 30, 2014, the Company accounted for the placement agent warrants, at a total fair value of $486, which was determined using the Black-Sholes option pricing model, with an expected term of 2.50 years, volatility of 74.4%, risk free interest rate of 0.71%. These warrants were accounted for following the accounting method used for the original transaction.

(7)	In September 2014, the Company’s board of directors agreed to extend the expiration date of 235,333 warrants, originally issued in connection with a financing transaction, at an exercise price of between $3.36 and $4.20, and original expiration dates of between September 2014 and February 2015, until December 31, 2015. As a result, the Company recorded an incremental value of $172, as a deemed dividend. Such value was determined using the Black-Sholes option pricing model, with an expected term of 1.32 years, volatility of 75.00%, risk free interest rate of 1.50%. Furthermore, the Company entered into agreements with certain warrant holders, according to which, a total of 162,288 warrants at an exercise prices ranging from $4.20 to $5.04 and remaining term of between one and four years, were exchanged for 162,288 warrants at an exercise price of $3.00 and expiration on October 30, 2014. As of September 30, 2014, a total of 77,280 were exercised. The modification did not have an impact on the Company’s financial statements, since the fair value of the new warrants was less than the fair value of the existing warrants prior to the modification.

Note 11 - Income (Loss) per Share

Basic net loss per share is computed by dividing the net loss attributable to common stock holders, for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss attributable to common stock holders per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Due to the Merger on August 25, 2013, the earnings per share for the period before the acquisition date presented in these financial statements were computed based on Immune Ltd.’s historical weighted-average number of shares outstanding, multiplied by the exchange ratio that was established in the Merger. Therefore, unless otherwise noted, all share and per-share amounts for all periods presented have been retroactively adjusted to give the effect to the exchange ratio.

	Three month period		Nine month period
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Basic numerator:
Net income (loss) attributable to shares of common stock	$(12,151)	$1,155	$(17,390)	$(3,248)
Basic denominator:
Weighted average shares of common stock outstanding during the period	16,708,396	8,055,360	10,390,076	5,003,677
Basic income (loss) per common stock share	$(0.73)	$0.14	$(1.67)	$(0.65)

Diluted numerator:
Net income (loss) attributable to shares of common stock	$(12,151)	$1,155	$(17,390)	$(3,248)
Diluted denominator:
Basic denominator	16,708,396	8,055,360	10,390,076	5,003,677
Common stock equivalents - stock options and warrants	-	2,252,936	-	-
Weighted average shares of common stock outstanding during the period	16,708,396	10,308,296	10,390,076	5,003,677
Diluted income (loss) per common stock share	$(0.73)	$0.11	$(1.67)	$(0.65)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as of September 30 of the applicable period, as they had an anti-dilutive impact:
Common stock options	5,706,854	22,892	5,706,854	22,892
Unvested stock awards	1,226,063	-	1,226,063	-
Common shares issuable upon conversion of Preferred C Stock	1,433,100	-	1,433,100	-
Warrants	7,908,065	1,385,862	7,908,065	1,385,862
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share:	16,157,877	1,408,754	16,157,877	1,408,754

Note 12 - Commitments and Contingencies

(a) Leases

The Company’s lease at 777 Old Saw Mill River Road, Tarrytown, NY, expired on March 31, 2014. From April 1, 2014 through July 31, 2014, the Company’s headquarters were located at 708 3rd Avenue, New York, NY, 10017. Effective August 1, 2014, the Company’s headquarters were relocated to Cambridge Innovation Center 1 Broadway 14th Floor, Cambridge, MA 02142. The aggregate monthly rental payment for such lease is approximately $1 per month; the lease can be terminated after a 30 days’ notice. The Company’s lease of office space at 15 Abba Even, Herzliya, Israel, expired on December 31, 2013 and it had entered into a new, three-year, agreement for the lease of office space at 11 Galgalei HaPlada, Herzliya, Israel, effective as of December 15, 2013. The aggregate monthly rental payment for such lease is approximately $6 per month. In October 2014, the Company signed a one year lease for a corporate apartment in Long Island, NY, for a total monthly cost of $3. The Company’s lease of laboratory space in Rehovot, Israel expired in March 2014 and was not renewed. For the three and nine month periods ended September 30, 2014, the Company recorded rent expense of $22 and $96, respectively. For the three and nine month periods ended September 30, 2013, the Company recorded rent expense of $20 and $59, respectively. Future minimum lease payments under non-cancelable leases for office space, as of September 30, 2014, are as follows:

Period ending December 31,	Amount
2014 (three months)	$28
2015	104
2016	72
$204

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

(d) Litigation

Immune Pharmaceuticals Inc. is the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. Immune believes this complaint is entirely without merit and that incurrence of a liability is not probable.

In October 2014, the Company has received a written demand from a former lender (“Lender”), for $9,100, which is based on an agreement with Immune Ltd., from 2011, relating to a loan of $260, which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. The Company currently estimates that its future loss would range between $300 (as accrued for) to $1,000, which the Company believes is likely to be settled in equity. The Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter will be initiated.

Note 13 - Related Parties

(a)	Daniel Teper

In September 2011, Immune Ltd. entered into an employment agreement with Dr. Teper under which he continued as Immune Ltd.’s Chief Executive Officer. Immune Ltd. agreed to compensate Dr. Teper with a monthly salary of approximately $10,000 plus benefits and reimbursement of certain expenses. Dr. Teper was eligible for an annual bonus of up to 50% of his annual salary based 50% upon successful achievement of personal objectives and the overall performance of his duties and obligations, and 50% on general corporate performance. The agreement was cancelable by Dr. Teper with six months’ prior notice and by Immune Ltd. with twelve months’ prior notice. On June 1, 2014, Immune Ltd., and Dr. Teper entered into an amendment to an employment agreement, according to which, Dr. Teper’s compensation is to be adjusted to reflect an annual compensation of $100 per annum.

In June 2011, Immune Pharmaceuticals Corporation, Inc, a wholly owned subsidiary of Immune Ltd., entered into a services agreement with 21 West Partners LLC, a company owned and controlled by Dr. Teper, a founder and CEO of Immune Ltd, under which, the Company agreed to pay $200 annually for services rendered plus reimbursement for certain expenses. The agreement with 21West was terminated by the parties in December 2013. In addition, Dr. Teper offset $60 of the amounts due to him under the service agreement with 21 West Partners LLC, for participation in the March 2014 Financing. As of September 30, 2014, no amounts were due to Dr. Teper under this agreement.

In February 2014, the Company granted Dr. Teper 750,000 options to the Company’s shares of common stock, at an exercise price of $2.38. These options will vest quarterly over a three year period. Total fair value at grant date was $1,542.

On June 1, 2014, Daniel Teper entered into a new employment agreements with the Company. According to the agreement between Immune Inc. and Dr. Teper, an annual total compensation of $260 is to be paid to Dr. Teper by the Company. In addition, the Company agreed to pay Dr. Teper a sign-on bonus for the services provided prior to the date of this agreement. Moreover, Dr. Teper is entitled for an annual incentive award, in cash or in equity, based on mutually agreed goals.

Total expenses recorded for 21 West Partners LLC and Dr. Teper in the aggregate amounted to approximately $209 and $110 in each of the nine month periods ended September 30, 2014 and 2013, respectively.

(b)	Jean Elie Kadouche, Ph.D.

In July 2010, Immune Ltd. issued Jean Elie Kadouche shares of its ordinary stock, so that at the time of the transaction, Dr. Kadouche became a 50% owner of Immune Ltd. Immune Ltd. assigned no value to the shares issued in this transaction.

In August 2013, Immune Ltd. and Dr. Kadouche entered into a consulting agreement, pursuant to which, Dr. Kadouche agreed to serve as Immune Ltd.’s Vice President Biologics Research and Development and as a member of the Scientific Advisory Board. In consideration for his services, Immune Ltd. agreed to pay a consulting fee of up to $10 per any calendar month plus reimbursement of expenses. Dr. Kadouche is also eligible to receive bonus compensation in any calendar year at the discretion of the board of directors. Immune Ltd. issued 22,917 of its ordinary shares to Dr. Kadouche as compensation for any past services rendered for which payment had not already been made. The shares were valued at $55.

Total expenses recorded for Dr. Kadouche in the aggregate amounted to $15 and $8 in each of the nine month periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014, no amounts were due to Dr. Kadouche.

(c)	Isaac Kobrin

In July 2014, Dr. Kobrin resigned from the Company’s board of directors and signed a consulting agreement, under which he will be paid monthly fees of $5 for his services to the Company. In addition, his options continue to vest under their original terms.

In October 2013, in connection with his board service, the Company awarded Dr. Kobrin ten-year options to purchase 100,000 ordinary shares at an exercise price of $2.50 per share. Half of the options were immediately vested and half of the options vest within a three year period. The fair value of the options, based on the Black-Scholes option pricing model, was approximately $242. In addition, in October 2013, the Company had agreed to pay Dr. Isaac Kobrin $60 per year for his board services.

Total expenses recorded for Dr. Kobrin in the aggregate amounted to approximately $45 and $15 in each of the nine month periods ended September 30, 2014 and 2013, respectively. In addition, Dr. Kobrin participated in the March 2014 Financing by converting $60 owed to him by the Company. As of September 30, 2014, no amounts were due to Dr. Kobrin.

(d)	Rene Tanenbaum

Rene Tanenbaum was a member of Immune Ltd.’s board of directors from August 2011 until October 2012. Immune Ltd. signed a consulting agreement with the firm of Myrtle Potter & Company in March 2012 at which time Ms. Tanenbaum was associated with the firm.

In December 2013, in connection with her board service, Immune Ltd. awarded Ms. Tanenbaum options to purchase 90,000 ordinary shares at an exercise price of $2.35 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing model, was approximately $204. As of September 30, 2014, no amounts were due to Ms. Tanenbaum.

(e)	Mark E. Rothenberg, M.D., Ph.D.

Mark E. Rothenberg, M.D., Ph.D. was the co-chairman of Immune Ltd.’s Scientific Advisory Board. In March 2011, Immune Ltd. agreed to compensate Dr. Rothenberg $5 per month for consulting services plus 400,000 ordinary shares. The share grant was valued at $340 based on the fair value of the share as of the date of grant.

In December 2013, in connection with his board service, Immune Ltd. awarded Dr. Rothenberg options to purchase 50,000 ordinary shares at an exercise price of $2.35 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $114.

Total expenses recorded for Dr. Rothenberg in the aggregate amounted to $20 and $0 in both nine month periods ended September 30, 2014 and 2013, respectively. In addition, Dr. Rothenberg participated in the March 2014 Financing by converting $39 from consulting fees due to him. As of September 30, 2014, no amounts were due to Dr. Rothenberg.

(f)	Daniel Kazado and Melini Capital Corp.

In October 2013, in connection with his appointment as a member to the board of directors of the Company, Immune Ltd. awarded Daniel Kazado ten-year options to purchase 100,000 ordinary shares at an exercise price of $2.50 per share. Half of the options were immediately vested and half of the options vest within a three year period. The fair value of the options, based on the Black-Scholes option pricing model, was approximately $242. In addition, for his board services, Mr. Kazado is to receive $40 per annum, starting October 2013. Total expenses recorded for Mr. Kazado in the aggregate amounted to approximately $10 and $0 in both periods ended September 30, 2014 and 2013, respectively.

In January 2014, the Company entered into a consulting agreement with Melini Capital Corp., to which Mr. Kazado is related. In accordance with the agreement, Melini Capital Corp. received a grant of 600,000 restricted shares of common stock of the Company, to vest monthly over three years. In connection with this grant, the Company recorded an expense of $169 and $497 in the three and nine month period ended September 30, 2014.

Melini Capital Corp. had previously received options to purchase an aggregate of 750,000 shares of common stock. As of December 31, 2013, those options have fully vested. The options had a grant date fair value aggregating approximately $1,200 based on the Black-Scholes option pricing model.

In April 2014, the Company entered into a three-year, $5,000 revolving line of credit with Melini Capital Corp., which may become available to the Company within up to four weeks from an official request by the Company. Borrowings under this line of credit would incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit become due upon maturity, April 7, 2017. This facility is unsecured and subordinated to the Company’s senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5,000. To date, no amounts were drawn under this revolving line of credit.

Mr. Kazado offset $20 of existing debt by the Company for participation in the March 2014 Financing. As of September 30, 2014, $20 was due to Mr. Kazado for his board services. For subsequent events, see Note 16.

(g)	Soho Mavericks LLC

In September 2014, the Company entered into a consulting agreement with Soho Mavericks LLC, which was founded, and is being managed by Mr. Benjamin Teper, the son of the Company’s CEO, Dr. Daniel Teper. According to the agreement the Company is to pay a $5 monthly retainer for services received. During the three months ended September 30, 2014, total payment under the consulting agreement of $5 was recorded.

Note 14 - Government Grants

The Company has received several grants from the State of Israel’s Ministry of Economics. As of December 31, 2013, the Company received a total of $521 which was recorded as a long term liability. As of September 30, 2014, a total of $494 was classified as a long term liability and additional $31 was classified as a short term liability (as it is currently payable), due to results on a grant audit held by the Ministry on Economics. The terms of these grants require the Company to pay royalties (up to the total grant amount) on any revenue-generating goods or services developed from the research funded by these grants.

Note 15 - Risks and Uncertainties

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

●  the number of patients that participate in and complete the trials;

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

(b)	Financial instruments which potentially subject the Company to significant concentrations of credit risk consists principally of cash. The Company maintains its cash with various major financial institutions. These major financial institutions are located in the United States and Israel. At certain times during the year cash may exceed federally insured limits.

(c)	A portion of the Company’s expenses are denominated in New Israeli Shekel and British Pound. If the value of the U.S. dollar weakens against the value of these currencies, there will be a negative impact on the Company’s operating costs. In addition, the Company is subject to the risk of exchange rate fluctuations to the extent it holds monetary assets and liabilities in these currencies.

Note 16 - Subsequent Events

(a)	In October and November 2014, subsequent to the balance sheet date, certain investors elected to convert their shares of Preferred C Stock. As a result, a total of 953 shares of Preferred C Stock were converted and 357,203 shares of common stock were issued by the Company.

(b)	In connection with the March 2014 Financing, on August 22, 2014, the Company filed a registration statement on Form S-3. This registration statement on Form S-3 was declared effective on October 28, 2014. Subsequently and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $2.71 to $2.43. Consequently, as of November 5, 2014, an additional 126,564 shares of common stock may be issuable upon the conversion of the Preferred C Stock, an additional 10,125 shares may be issuable as payment for dividends thereon (the dividend amount represents the annual 8% accrual for the additional common stock shares to be issued due to ratchet triggering event).

(c)

On November 12, 2014, the Company received a $1,000 in cash proceeds resulting from a bridge financing (“Bridge”) by an investor who previously invested $2,000 in August 2014, see Note 10(c)(5). Under the agreement, the Company issued to the investor a convertible promissory note, bearing an annual interest rate of 12% (the “Note”). The Note is subordinated to the Company’s senior secured term loan from its lender, MidCap Financial. If the Company completes an offering of common stock prior to November 6, 2019, the maturity date of the Note, the balance remaining outstanding under the Note will automatically convert into shares of its common stock, at the price per share of common stock sold in its next financing transaction. In addition, as consideration for the bridge financing, the Company agreed that if the price per share in its next public offering is less than the $4.00 per share (the subscription price paid by such investor in the August Investment), it will issue additional shares of common stock to the investor in an amount such that the total subscription price paid in August 2014, when divided by the total number of shares issued to such investor will result in an actual price paid per share of common stock equal to such lower price. As a result, on November 12, 2014, the Company recognized a derivative liability, and a debt discount, in the same amount of approximately $670, to be accreted to interest expense through the maturity date of the debt, or upon conversion, if earlier. Furthermore, in connection with the Note, the Company accelerated the vesting of 416,667 restricted shares held by Melini Capital Corp., a related party (see Note 13), and of 416,667 restricted shares previously granted to another existing investor, as a fee for assisting the Company in obtaining the Bridge. Upon the acceleration of vesting approximately $2,200 of previously unrecognized expense relating to these restricted shares was recorded as debt issuance costs which will be amortized as interest expense over the term of the debt, or to conversion, if earlier.

The derivative liability will be marked to market through the statement of operations at each reporting period until the next financing transaction of common stock.  In addition, upon the next financing transaction of common stock, the balance remaining outstanding under the Note will automatically convert into shares of common stock and any of the $670 of debt discount that is unaccreted and any of the $2,200 of debt issuance costs that is unamortized will be immediately expensed.

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

Overview

Immune Pharmaceuticals Inc. (NASDAQ: “IMNP”, First North Premier, Stockholm: “IMNP.ST”), is a publicly traded clinical stage biopharmaceutical company focusing on the commercialization of specialty pharma drugs and the development and commercialization of targeted therapeutics, including monoclonal antibodies, or mAbs, nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. We favor a personalized approach to treatment, with the development and use of companion diagnostics. Our business model is enabled by a late stage Phase III ready specialty pharma drug, AmiKetTM and a pipeline of first in class monoclonal antibodies with a lead product candidate, Bertilimumab, and NanomAbs, a technology platform that allows the targeted delivery of chemotherapeutics into cancer cells.

AmiKetTM is a prescription topical analgesic cream containing a formulation of two FDA-approved drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an NMDA antagonist that is used as an intravenous anesthetic. AmiKet TM is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies. Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system which includes nerves that run from the brain and spinal cord to the rest of the body. Since each of these ingredients has been shown to have significant analgesic effects and because NMDA (N-methyl-D-aspartic acid) antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe the combination is a good candidate for the development of a new class of analgesics. AmiKetTM has completed Phases I and II in 1,700 patients for the treatment of neuropathic pain. We believe the entire neuropathic pain (“NP”) market is characterized by a high level of unmet need across all indications, and across the seven major markets: US, France, Germany, Italy, Spain, UK, and Japan. Moreover, according to PharmaPoint report, the NP market is anticipated to grow during the forecast period, from $2.58 billion in 2012 to $3.53 billion in 2022, at a Compound Annual Growth Rate (CAGR) of 3.19%. We believe that AmiKetTM can be used effectively in conjunction with orally delivered analgesics, such as gabapentin.

Bertilimumab is a fully human monoclonal antibody that targets Eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases.

Following approval from regulatory authorities and hospital institutional review boards, or IRBs, we recently qualified sites for the Phase II clinical trial for the treatment of bullous pemphigoid and the placebo controlled, double-blind Phase II clinical trial for the treatment of ulcerative colitis. To date, no patients have been enrolled in either clinical trial, due to a quality control issue. We expect that both these trials will be completed in 2016. In October 2014, we requested orphan drug designation from the FDA for Bertilimumab in the treatment of bullous pemphigoid.

In the third quarter of 2014, we started to manufacture a new GMP batch of Bertilimumab for the planned clinical trials. At the same time, we initiated the development of a new version of Bertilimumab, using a new cell line. We intend to monitor the competitive performance of the new version of Bertilimumab and will have to conduct bridging studies should we elect to move forward with the new antibody. While bridging to a new antibody may induce some delays in the overall development plan, we believe, this is outweighed by the potential benefits of improved compliance with current regulatory requirements, lower costs of goods and potentially new intellectual property.

Immune’s NanomAbs technology platform is an antibody-drug conjugate (“ADC”) platform capable of generating novel drugs with enhanced profiles, as compared to stand alone antibodies or ADCs. Antibodies are large, complex proteins produced by immune cells that bind to and help eliminate foreign and infectious agents in the body. Antibodies are Y-shaped, composed of two arms that recognize a unique part of the foreign target, called an antigen, and a stem that triggers the activation of additional immune cells. Monoclonal antibodies, or mAbs, bind to a specific site in the antigen and can be designed to target specific cells and portions of cells that are involved in human diseases in order to neutralize their function or eliminate them completely. The main advantage of mAbs is their high selectivity and specificity to their target, which typically results in lower toxicity as compared to small molecule drugs. Immune’s NanomAbs technology conjugates mAbs to drug loaded nanoparticles to target the drugs to specific cells. NanomAbs selectively accumulate in diseased tissues and cells, resulting in higher drug accumulation at the site of action with minimal off-target exposure.

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

There is still substantial doubt as to our ability to continue operating as a "going concern". Since our inception on July 11, 2010 (“Inception”), we incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. For the nine month period ended September 30, 2014, we incurred net losses of $16,460,000 and have a total accumulated deficit of $38,739,000 as of September 30, 2014. Our existing cash at September 30, 2014, together with the $5,000,000 revolving line of credit we obtained from a related party in April 2014 is not expected to be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements over the next twelve months. Moreover, if the $5,000,000 revolving line of credit line is not available, we would not be able to support our current level of operations. We will require additional financing in order to continue at our expected level of operations. If we fail to obtain needed capital, we may be forced to delay, scale back or eliminate some or all of our research and development programs, which could result in an impairment of our intangible assets, and will have a material adverse effect on our operations.

Recent Developments

Convertible Bridge Note

On November 12, 2014, we received a $1,000,000 in cash proceeds resulting from a bridge financing (“Bridge”) by an investor who previously invested $2,000,000 in August 2014, see Note 10(c)(5). Under the agreement, we issued to the investor a convertible promissory note, bearing an annual interest rate of 12% (the “Note”). The Note is subordinated to our senior secured term loan from its lender, MidCap Financial. If we complete an offering of common stock prior to November 6, 2019, the maturity date of the Note, the balance remaining outstanding under the Note will automatically convert into shares of our common stock, at the price per share of common stock sold in our next financing transaction. In addition, as consideration for the bridge financing, we agreed that if the price per share in its next public offering is less than the $4.00 per share (the subscription price paid by such investor in the August Investment), we will issue additional shares of common stock to the investor in an amount such that the total subscription price paid in August 2014, when divided by the total number of shares issued to such investor will result in an actual price paid per share of common stock equal to such lower price. As a result, on November 12, 2014, we recognized a derivative liability, and a debt discount, in the same amount of approximately $670,000, to be accreted to interest expense through the maturity date of the debt, or upon conversion, if earlier.  Furthermore, in connection with the Note, we accelerated the vesting of 416,667 restricted shares held by Melini Capital Corp., a related party (see Note 13), and of 416,667 restricted shares previously granted to another existing investor, as a fee for assisting us in obtaining the Bridge. Upon the acceleration of vesting approximately $2,200,000 of previously unrecognized expense relating to these restricted shares was recorded as debt issuance costs which will be amortized as interest expense over the term of the debt, or to conversion, if earlier.

The derivative liability will be marked to market through the statement of operations at each reporting period until the next financing transaction of common stock.  In addition, upon the next financing transaction of common stock, the balance remaining outstanding under the Note will automatically convert into shares of common stock and any of the $670,000 of debt discount that is unaccreted and any of the $2,200,000 of debt issuance costs that is unamortized will be immediately expensed.

March 2014 Private Placement, Conversion Price Reset, Anti-Dilution Adjustments and Restated Warrants

On March 10, 2014, we had signed agreements to raise $11,720,000 (“March 2014 Financing”) through the sale of our designated Series C 8% Convertible Preferred Stock (the “Preferred C Stock”), convertible into shares of our common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering of at least $10,000,000, a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of our shares of common stock, at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect (collectively, the “March 2014 Warrants”). One investor defaulted on payments of $1,000,000 under a short-term promissory note, resulting in rejection of the investor’s participation in March 2014 Financing. A total of $384,000 received from that investor in the second quarter of 2014, is to be applied to future financing done by us. In addition, two board members who participated in the March 2014 Financing and paid for their securities by fees earned for service as members of the board of directors, reduced their subscriptions by $20,000 each, resulting in the cancellation of an aggregate of 40 shares of Preferred C Stock and the related warrants.

The Preferred C Stock carries a dividend of 8% per annum, based on the stated value of $1,000 per share of Preferred C Stock, payable in cash or, at our option and subject to the satisfaction of certain conditions, in our shares of common stock. Dividends on the Preferred C Stock accrue from the date of issuance and are paid on the date of conversion thereof. As of September 30, 2014, a total of $314,000 was recorded for dividend liability. In total, we issued 10,680 shares of Preferred C Stock, 1,680,945 March 2014 Warrants at an exercise price of $4.25 and 1,680,945 March 2014 Warrants at an exercise price of $5.10. We received total net proceeds of approximately $10,171,000 after deduction of related fees and expenses and shares issued to settle liabilities.

The March 2014 Warrants were accounted for as a derivative liability, as both the exercise price and the number of warrants issued is subject to certain anti-dilution adjustments. See Notes 3 and 9 to our 10-Q for the third quarter of 2014. Therefore, on agreement date, the March 2014 Warrants were recorded at their fair value of $7,404,000. The Preferred C Stock was recorded as the difference between overall consideration and the fair value of the March 2014 Warrants on grant date. A total amount of $3,096,000 was accounted for as mezzanine equity according to ASC 480 “Distinguishing Liabilities from Equity”, as such shares bear clauses allowing for a future adjustment to the number of shares issued to investors. As per above, such adjustment may only increase the number of shares issued, as the conversion price may only be reduced from the initially set level of $3.40.

In connection with the March 2014 Financing, we filed a Registration Statement on Form S-1 (Registration No. 333-195251) to register the resale of the shares of common stock underlying the Preferred C Stock, the shares of common stock underlying the March 2014 Warrants and certain shares of common stock that may be issuable as payment for dividends on the Preferred C Stock, which registration statement was declared effective by the SEC on April 25, 2014. Subsequently, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $3.40 to $2.71 and the exercise price of the warrants was reduced from $4.75 to $3.39 and from $5.10 to $4.07, as applicable. In addition, the number of March 2014 Warrants was adjusted to reflect the decrease in exercise price. Consequently, as of May 2, 2014, an additional 786,977 shares of common stock may be issuable upon the conversion of the Preferred C Stock, an additional 62,958 shares may be issuable as payment for dividends thereon (the dividend amount represents the annual 8% accrual for the additional common stock shares to be issued due to ratchet triggering event) and the March 2014 Warrants were exercisable for an additional 427,983 shares of common stock at an exercise price of $3.39 per share and 427,983 additional shares of common stock at an exercise price of $4.07 per share. As of September 30, 2014, we accrued a total of $122,000 for our potential obligation to compensate the holders for the delayed filing of our registration statement.

During the three month period ended June 30, 2014, prior to its reclassification out of mezzanine equity, 4,168 shares of Preferred C Stock were converted into 1,529,262 shares of our common stock. In addition, during the three month period ended September 30, 2014, certain investors elected to convert an additional 2,628 shares of Preferred C Stock. As a result, 996,058 shares of common stock were issued by us.

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

On August 13, 2014, pursuant to an amendment agreement, we and all of the holders of our March 2014 Warrants agreed to amend and restate the March 2014 Warrants to remove all anti-dilution provisions, and make certain other changes, in consideration for which, the exercise prices were reduced from $3.39 to $3.00 and from $4.07 to $3.50, and the number of warrants was increased from 2,108,938 to 2,381,342 and from 2,108,938 to 2,449,380, respectively. In addition, we issued to such holders a total of 224,126 of our unregistered shares of common stock (“Amendment Agreement”).

We accounted for the Amendment Agreement using the guidance in ASC 815 “Derivatives and Hedging” and ASC 470-50 “Debt - Modifications and Extinguishments”. Under ASC 470-50-40, as the overall modification was significant, extinguishment accounting was applied. As such, the difference between the fair value of the March 2014 Warrants just prior to the amendment and the fair value of the restated warrants and the restricted shares of common stock issued to investors, is to be recognized as a gain or a loss. As of August 13, 2014, the fair value of the original March 2014 Warrants was determined to be $7,882,000, the fair value of the restated warrants was determined to be $10,202,000 and the value of the unregistered shares of common stock was $825,000. As a result, a non-operating expense of $3,145,000 was recorded in the statement of operations to reflect the extinguishment. In addition, a total non-operating expense of $2,322,000 was recorded in the third quarter of 2014, representing the revaluation of the derivative March 2014 Warrant to its fair value just prior to its amendment on August 13, 2014. Since the warrants no longer contain the anti-dilution protection provisions after the amendment, they are no longer classified as liabilities, and therefore the fair value of the restated March 2014 Warrants of $10,212,000 was reclassified to stockholders’ equity.

The fair value was estimated using the Monte Carlo simulation and the Black-Scholes Model. The following assumptions were used to value the original warrants: volatility: 74.80%, share price: $4.11, risk free interest rate: 0.46%-0.52%, expected term: 2.03-2.08 years and dividend yield: 0%. The following assumptions were used to value the restated warrants: volatility: 74.40%, share price: $4.11, risk free interest rate: 0.71%, expected term: 2.50 years and dividend yield: 0%.

On August 22, 2014, we filed a registration statement on Form S-3 to register for resale the additional shares of common stock issuable upon conversion of shares of our Preferred C Stock based on the adjusted conversion price of $2.71 per share, shares of common stock that may be issued as payment for dividends on the additional Preferred C Stock, payable through May 2, 2015, shares of common stock issuable upon exercise of the June Warrants, and the shares of our common stock issuable upon exercise of our restated warrants. This registration statement on Form S-3 was declared effective on October 28, 2014. Such registration statement on Form S-3 was declared effective on October 28, 2014. Subsequently, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $2.71 to $2.43. Consequently, as of November 5, 2014, an additional 126,564 shares of common stock may be issuable upon the conversion of the Preferred C Stock, an additional 10,125 shares may be issuable as payment for dividends thereon (the dividend amount represents the annual 8% accrual for the additional common stock shares to be issued due to ratchet triggering event). If an additional registration statement is not filed or declared effective in a timely manner, we may be liable to pay for potential damages to the holders.

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

In-process research and development: In-process research and development represents incomplete research and development projects, directly related to the AmiKetTM license agreement. We estimate that approximately $27,500,000 of the acquisition consideration represents the fair value of purchased in-process research and development related to projects associated with the AmiKetTM license agreement.

We estimated that the AmiKetTM related projects had an overall fair value of $91,700,000. The fair value was determined using an income approach, and a review of certain program-related documents and forecasts prepared by the Company’s management. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to project expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to drug discovery and regulatory risks. The rate utilized to discount probability adjusted net cash flows to their present values was 30%, and reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments. As the development of these projects is also dependent upon future conditions, specifically the ability to raise substantial capital, it was estimated that we would only retain approximately 30% of the fair value of AmiKetTM related projects with the majority of the value being relinquished as a condition of raising capital. Therefore, the fair value of the asset recorded in the unaudited condensed combined financial statements has been reduced to $27,500,000.

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

Revolving Line of Credit

In April 2014, we entered into a three-year, $5,000,000 revolving line of credit with an existing stockholder, who is related to a member of our board of directors. Borrowings under this line of credit incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit become due upon maturity, April 7, 2017. This facility is unsecured and subordinated to our senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5,000,000. The credit line is to be available to us within up to four weeks from an official request. To date, no amounts were drawn under this revolving line of credit.

Our Business

AmiKetTM

AmiKetTM is a topical analgesic cream containing a formulation of two FDA-approved drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an NMDA antagonist that is used as an intravenous anesthetic. AmiKetTM is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies. Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system which includes nerves that run from the brain and spinal cord to the rest of the body. Since each of these ingredients has been shown to have significant analgesic effects and because NMDA (N-methyl-D-aspartic acid) antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe that the combination is a good candidate for the development of a new class of analgesics and that AmiKet TM can be used effectively in conjunction with orally delivered analgesics, such as gabapentin.

AmiKetTM is an odorless, white vanishing cream that is applied twice daily and is quickly absorbed into the applied area. We believe that the topical delivery of this patented combination represents a fundamentally new approach for the treatment of pain associated with peripheral neuropathy. In addition, we believe that the topical delivery of our product candidate will significantly reduce the risk of adverse side effects and drug to drug interactions associated with the systemic delivery of the active ingredients. The results of our clinical trials to date have suggested that the cream is safe for use for up to one year, and has a potent analgesic effect in subjects with diabetic peripheral neuropathy, or DPN, and post-herpetic neuralgia, or PHN. In 2010, the FDA granted AmiKetTM Orphan Drug status for the treatment of PHN.

We are preparing for Phase III clinical trials and are looking for a development and commercialization partner for AmiKet. During the third quarter of 2014, we performed an integrated review of all existing safety and efficacy data and produced a New Drug Application - enabling development plan. We are also developing a Phase III protocol in patients with chemotherapy induced peripheral neuropathy (CIPN), an indication for which we received Fast Track Designation from the FDA in April 2012. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and address unmet medical needs.

European regulatory agencies have provided favorable guidance for our plans towards NDA in PHN. We intend to initiate clinical trials in the United States in 2015. We have finalized an in depth analysis of pricing and reimbursement of AmiKet’s commercial potential in the U.S. and Europe, as well as potential partnering structures. As a result, we initiated a comprehensive process targeting the 20 most likely development and commercial partners with the objective of commercializing AmiKetTM. Several companies are in advanced due diligence and we anticipate to conduct a competitive bidding process in the next few months.

Bertilimumab

Immune’s lead product candidate, Bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. Immune has initiated patient enrollment for a placebo-controlled, double-blind Phase II clinical trial with Bertilimumab for the treatment of ulcerative colitis and a Phase II clinical trial for bullous pemphigoid, a rare auto-immune dermatological disease. In addition, we intend to perform Phase II trials in Crohn's disease and additional indications. Immune has selected ulcerative colitis to lead the Phase II trials in moderate-to-severe ulcerative colitis patients in Israel. This trial was approved by the IRBs of Rambam, Wolfson, Meir and Sourasky Medical Centers in Israel and the Israeli Ministry of Health.

We recently qualified sites for the Phase II clinical trial for the treatment of bullous pemphigoid and the placebo controlled, double-blind Phase II clinical trial for the treatment of ulcerative colitis. However, no patients have been enrolled to date in either trial.

Immune has also communicated with the gastro-intestinal section of the FDA and submitted a pre-Investigative New Drug application, or IND, on October 14, 2012. The pre-IND application is an early communication with the FDA to obtain guidance on the data necessary to support an IND submission. In a meeting on February 6, 2012, the FDA provided guidance and support with respect to the development of Bertilimumab for the treatment of ulcerative colitis and Crohn's disease, including recommendations as to minor chemistry, manufacturing, controls and preclinical studies, that will need to be conducted before the IND is submitted and during Bertilimumab’s clinical development.

NanomAbs Technology Platform

Immune’s NanomAbs technology platform is an ADC platform, potentially capable of generating novel drugs with enhanced profiles, as compared to stand alone antibodies or other ADCs. This technology conjugates targeting ligands, namely mAbs, to drug loaded nanoparticles. NanomAbs is believed to selectively accumulate in diseased tissues and cells, potentially resulting in higher drug accumulation at the site of action with minimal off-target exposure. We are building a longer term pipeline of NanomAbs for the treatment of cancer and may enter into collaborative agreements with other companies to acquire complementary drugs or technologies to accelerate the development of NanomAbs drug candidates.

CrolibulinTM

CrolibulinTM is a novel small molecule vascular disrupting agent, or VDA, and apoptosis inducer for the intended treatment of patients with solid tumors. Crolibulin is being studied by the National Cancer Institute in a Phase I/II study for the treatment of anaplastic thyroid cancer (“ATC”). Crolibulin TM has shown promising vascular targeting activity with potent anti-tumor activity in pre-clinical in vitro and in vivo studies and in a Phase I clinical trial. The molecule has been shown to induce tumor cell apoptosis and selectively inhibit growth of proliferating cell lines, including multi-drug resistant cell lines. Murine models of human tumor xenografts demonstrated CrolibulinTM inhibits growth of established tumors of a number of different cancer types. In preclinical animal tumor models, combination therapy has demonstrated synergistic activity with cytotoxic drugs as well as anti-angiogenic drugs. This may support further development of Crolibulin in a variety of cancers other than ATC, including but not limited to refractory ovarian cancer.

Results of Operations

Three and nine month periods ended September 30, 2014 compared to the three and nine month period ended September 30, 2013

Revenues

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change

Revenue	$-	$19,000	$(19,000)	$2,000	$19,000	$(17,000)

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

Research and development expense

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change

Research and development	$2,690,000	$1,007,000	$1,683,000	$4,014,000	$2,520,000	$1,494,000

Research and development expense increased by $1,683,000, or 167%, during the three month period ended September 30, 2014 to $2,690,000, compared with $1,007,000 during the three month period ended September 30, 2013. The increase was mainly due to an increase in outsourced manufacturing and consulting costs of $1,412,000, related to our planned Phase II clinical trials, and an increase in share based compensation cost of $468,000, offset by reduction in cost of labor, related to the consummation of the Merger.

Research and development expense increased by $1,494,000, or 59%, during the nine month period ended September 30, 2014 to $4,014,000, compared with $2,520,000 during the nine month period ended September 30, 2013. The increase was mainly due to an increase in outsourced manufacturing and consulting costs of $1,054,000, related to the commencement of our Phase II clinical trials, and an increase in share based compensation cost of $656,000.

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

General and administrative expense

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change

General and administrative	$3,718,000	$1,008,000	$2,710,000	$8,294,000	$3,237,000	$5,057,000

General and administrative expense increased by $2,710,000, or 269%, during the three month period ended September 30, 2014 to $3,718,000, compared with $1,008,000 during the three month period ended September 30, 2013. The increase was primarily attributable costs incurred in connection with the Merger and with being a public company and to an increase in share based compensation costs of $1,335,000 (compared to $730,000 in the three month period ended September 30, 2013).

General and administrative expense increased by $5,057,000, or 156%, during the nine month period ended September 30, 2014 to $8,294,000, compared with $3,237,000 during the nine month period ended September 30, 2013. The increase was primarily attributable costs incurred in connection with the Merger and with being a public company and an increase in share based compensation costs of $2,598,000 (compared to $2,080,000 in the nine month period ended September 30, 2013).

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

Non-operating income (expense)

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change

Non-operating income (expense)	$(5,533,000)	$3,597,000	$(9,130,000)	$(4,154,000)	$3,425,000	$(7,579,000)

Our net non-operating expense amounted to $5,533,000 during the three month period ended September 30, 2014 compared with a non-operating income, net of $3,597,000 during the three month period ended September 30, 2013. Our net non-operating expense amounted to $4,154,000 during the nine month period ended September 30, 2014 compared with a net non-operating income of $3,425,000 during the nine month period ended September 30, 2013.

The non-operating expense, in the total amount of $5,533,000 and $4,154,000, for the three and nine month periods ended September 30, 2014, is comprised mainly from an expense of $2,322,000 and $478,000 recorded in connection with revaluation of derivative March 2014 Warrants, as well as of a loss of $3,145,000 recorded in connection with the amendment of March 2014 Warrants. The change in the derivative liability is mainly influenced by changes of our share of common stock market price at the end of the period. In addition, non-operating expense included interest and discount amortization expense on our loans, exchange rate adjustments, as well as $83,000 recorded in connection with grants received by our subsidiary in the United States.

Deemed Dividends

We accounted for the amendment of our Preferred C Stock, classified as mezzanine equity prior to such amendment, as a modification of terms, as the additional fair value granted to investors for such modification was less than 10% of pre-amendment value of Preferred C Stock. As such, on June 23, 2014, we recognized the value of June Warrants, in the total amount of $441,000, as a deemed dividend (see also Note 9 to the accompanying financial statements). In addition, an accrued dividend liability for investors of Preferred C Stock of $38,000 and $314,000, for the three and nine month periods ended September 30, 2014, respectively, was recorded as deemed dividend. Furthermore, in September 2014, our board of directors agreed to extend the expiration date of 235,333 warrants, at an exercise price of between $3.36 and $4.20 until December 31, 2015. As a result, we recorded the incremental value of $172,000, as a deemed dividend (see also Note 10 to the accompanying financial statements).

Liquidity and Capital Resources

	As of September 30, 2014	As of December 31, 2013	Change

Cash and cash equivalents	$934,000	$49,000	$885,000
Working capital deficit	$(6,709,000)	$(11,001,000)	$4,292,000
Notes and loans payable, current portion	$(2,058,000)	$(1,546,000)	$(512,000)

Our ability to continue as a “going concern” is dependent on a combination of several of the following factors: our ability to generate revenues and raise capital, the exercise in cash of warrants by holders and access to an established credit line. We have limited capital resources and our operations, since Inception, have been funded by the proceeds of equity and debt financings.  As of September 30, 2014, we had $934,000 in cash and cash equivalents. We have access to a $5,000,000 revolving line of credit, which we obtained from a related party in April 2014, or the Credit Line. If the Credit Line becomes unavailable for any reason, and we fail to raise additional capital, we may be forced to scale back or eliminate some or all of our research and development programs.

On October 3, 2014, we filed a “shelf” registration statement on Form S-3 (Registration No. 333-198647) to allow us to issue, from time to time at prices and on terms to be determined at or prior to the time of the offering, up to $75 million of any combination of a variety of equity and debt securities, including common stock, preferred stock, debt securities, and warrants. The registration statement was declared effective on October 28, 2014. There is no assurance that financing will be available to us in a timely manner, on favorable terms, or at all. If we do not raise capital timely and successfully, do not generate revenues, warrants are not exercised or the Credit Line is not available, there is substantial doubt about our ability to continue as a “going concern.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. In August 2013, we completed the Merger. In March 2014, we raised $10,171,000, net, through the sale of 10,680 units consisting of one share of Preferred C Stock and two types of warrants. We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. As an alternative source of liquidity, we are exploring acquisition opportunities, which would be dilutive to our existing stockholders. In addition, we may pursue a financing. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow.

We have devoted substantially all of our cash resources to research and development programs and incurred significant general and administrative expenses to enable us to finance and grow our business and operations. In addition, we incurred significant costs related to the consummation of the Merger. To date, we have not generated any significant revenues and may not generate any such revenue for a number of years, if at all. We incurred an accumulated deficit of $38,739,000 as of September 30, 2014 and we anticipate that we will continue to incur operating losses in the near future.

Working Capital

Our working capital deficit at September 30, 2014 amounted to $6,709,000, consisting of current assets of $1,138,000 and current liabilities of $7,847,000. This represents a positive change in working capital of $4,292,000 from a working capital deficit of $11,001,000 at December 31, 2013. The improvement is primarily the result of $10,171,000 raised in the March 2014 Financing, net, offset by cash used in our business operations.

Current and Future Liquidity Position

Our existing cash at September 30, 2014, together with the proceeds from a $1,000,000 Note received in November 2014 and the $5,000,000 revolving line of credit we obtained from a related party in April 2014 is not expected to be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements over the next twelve months. Moreover, if the $5,000,000 revolving line of credit line is not available, we would not be able to support our current level of operations. We will require additional resources in order to continue at our expected level of operations. If we fail to obtain needed capital, we may be forced to delay, scale back or eliminate some or all of our research and development programs.

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

	Nine months ended September,
	2014	2013	Change

Net cash used in operating activities	$(10,511,000)	$(2,826,000)	$(7,685,000)
Net cash provided by (used in) investing activities	$115,000	$(1,270,000)	$1,385,000
Net cash provided by financing activities	$11,281,000	$4,418,000	$6,863,000

Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2014 was $10,511,000 compared with net cash used in operating activities of $2,826,000 used in the nine month period ended September 30, 2013. The increase in operational cash burn is primarily due to cost of March 2014 Financing, settlement of liabilities assumed as part of the Merger, as well as repayment of accrued payments to vendors and related parties delayed up until the closing of the March 2014 Financing. In addition, compared to the nine month period ended September 30, 2013, the post-Merger company had an increased level of operations, resulting in increased operational burn.

Our net cash used in operating activities could increase if we engage in future business development activities. As we expect to move towards greater revenue generation in the future, we expect that these amounts will be offset over time by the collection of revenues.

Investing Activities

During the nine month period ended September 30, 2014, our net cash provided by investing activities amounted to $115,000 and included the acquisitions of office equipment, in the total amount of $24,000, offset by a decrease of $139,000 in our restricted cash. In the nine month period ended September 30, 2013, net cash used in investing activities consisted primarily from the cost of investment in pre-Merger Immune Ltd. These funds were considered a part of the purchase price of the Merger.

We expect that net cash used in investing activities will increase should we acquire additional intellectual property, assets and invest surplus cash, according to our investment policy.

Financing Activities

During the nine month period ended September 30, 2014, our net cash provided by financing activities included cash provided by the March 2014 Financing and the private placements in August 2014, in the total of $10,171,000, repayment of loans in the total amount of $1,025,000. In addition, during the nine month period ended September 30, 2013, we raised $2,384,000 through the issuance of shares and warrants to our investors.

We have historically funded our operations primarily through the sale of our securities. We anticipate issuing equity and/or debt as a source of liquidity, when needed, until we generate positive cash flow to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms.

Off-Balance Sheet Arrangement

At September 30, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those policies during the three months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Principal Executive and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Our management has identified material weaknesses in our internal control related to the lack of sufficient personnel and processes to adequately process significant contracts, and timely and adequately record certain complex financial transactions. Management has identified and began to implement certain re-mediatory procedures, including a more rigorous and timely review of complex agreements prior to their execution, that is intended to reasonably assure management that its disclosure controls and procedures are effective and the hiring of finance personnel. Remediation efforts will continue through the next several financial close cycles until such time as management is able to conclude that its remediation efforts are operating and effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently integrating our business processes and information systems with those of Immune Ltd., including the internal controls of both companies. This work commenced upon the closing of the Merger and will continue throughout 2014 and beyond.

Part II. Other Information

Item 1. Legal Proceedings.

On November 25, 2008, plaintiffs Kenton L. Cowley and John A. Flores filed a complaint against EpiCept Corporation in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. Discovery was conducted in 2010 and 2011. We filed a motion for summary judgment on April 29, 2011, which was granted on January 24, 2012. Therefore, in 2011 we reversed the reserve of approximately $200,000 that was previously recorded. On September 5, 2012, plaintiffs Kenton L. Cowley and John A. Flores filed an appeal to the Ninth Circuit Court of Appeals. We filed an Answering Brief in October 2012. On December 3, 2013, the Ninth Circuit Court of Appeals affirmed summary judgment in favor of Immune with respect to plaintiffs' fraud in the inducement claim and reversed and remanded the other claims on the basis that there were one or more disputed facts that still existed. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial to November 2014. In a mandatory settlement conference held in July 2014, the parties failed to reach a settlement. We continue to believe this complaint is without merit and that there is a low probability that incurrence of a liability will occur.

In October 2014, we received a written demand from a former lender (“Lender”), for $9,100,000, which is based on an agreement with Immune Ltd., from 2011, relating to a loan of $260,000 which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of our common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. We are currently estimating our loss would range between $300,000 (as previously accrued for) to $1,000,000. We intend to vigorously defend against those demands, if and when official legal proceedings relating to this matter will be initiated.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and any subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing our independent auditors to express substantial doubt about our ability to continue as a going concern.

Our ability to continue as a “going concern” is dependent on a combination of several of the following factors: our ability to generate revenues and raise capital, the “cash” exercise of warrants by holders and access to an established credit line. We have limited capital resources and our operations, since Inception, have been funded by the proceeds of equity and debt financings. As of September 30, 2014, we had $934,000 in cash and cash equivalents. In November 2014, we entered into a convertible promissory note with an existing investor, pursuant to which we received $1,000,000. Moreover, we have access to a $5,000,000 revolving line of credit, which we obtained from a related party in April 2014 and may become available to us within three to four weeks from request. If the line of credit becomes unavailable for any reason, and we fail to raise additional capital, we may be forced to scale back or eliminate some or all of our research and development programs and our operating prospects may be adversely affected.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to develop and then commercialize our product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development, applications for regulatory approval, and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States and Europe. Failure to obtain approval of clinical trial applications, CTAs, in EU countries may delay or prevent us from developing our drugs in one or more jurisdictions. Similarly, failure to obtain marketing approval for a product candidate (New Drug Application, NDA, Biologic License Application, BLA, or marketing approval, MAA) will prevent us from commercializing the product candidate. While our executives have experience with the IND, NDA, BLA, CTA and MAA processes, we expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing development and later marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. For example, new drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates with such an indication receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years. If additional clinical trials are required for certain jurisdictions, these trials can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved, and may ultimately be unsuccessful. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application, may cause delays in the review and approval of an application. Regulatory authorities have substantial discretion in the approval process and may reject a marketing application as deficient or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Bertilimumab is a first in class monoclonal antibody. Following approval from regulatory authorities and hospital institutional review boards, or IRBs, we recently qualified sites for the Phase II clinical trial for the treatment of bullous pemphigoid and the placebo controlled, double-blind Phase II clinical trial for the treatment of ulcerative colitis. To date, no patients have been enrolled in either clinical trial, due to a quality control issue. We expect that both these trials will be completed in 2016, however there can be no assurance that these trials will be accomplished in such timeframe. In October 2014, we requested orphan drug designation from the FDA for Bertilimumab in the treatment of bullous pemphigoid.

Although we have already met with the FDA regarding the development of Bertilimumab, it is possible that the FDA may change its requirements or require us to conduct additional preclinical studies and/or clinical trials that may delay the development and approval of this drug. Unfavorable data from our clinical trials may restrict the potential development and commercialization of Bertilimumab or lead to the termination of its development.

AmiKetTM has received Fast Track designation from the FDA for the treatment of chemotherapy-induced peripheral neuropathy (CIPN) which allows for guidance, sequential submission of NDA components and accelerated review. However there is no guarantee that the FDA will not change its requirements or that the studies reviewed by FDA will be adequate for marketing approval.

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

We may expand our business through the acquisition of companies or businesses or by entering into collaborations or in-licensing product candidates that could disrupt our business and harm our financial condition.

We may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations or in-licensing one or more product candidates. Acquisitions, collaborations and in-licenses involve numerous risks, including:

•	potentially dilutive issuance of equity securities;
•	substantial cash expenditures;
•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;
•	difficulties in assimilating the operations and technology of the acquired companies;
•	potential disputes regarding contingent consideration;
•	the assumption of unknown liabilities of the acquired businesses;
•	diverting our management’s attention away from other business concerns;
•	entering markets in which we have limited or no direct experience; and
•	potential loss of our key employees or key employees of the acquired companies or businesses.

Our experience in making acquisitions, entering collaborations and in-licensing product candidates is limited. We cannot assure you that any acquisition, collaboration or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions, collaborations and in-licenses. We cannot assure you that we would be able to successfully combine our business with that of acquired businesses, manage collaboration or integrate in-licensed product candidates or that such efforts would be successful. Furthermore, the development or expansion of our business or any acquired business or company or any collaboration or in-licensed product candidate may require a substantial capital investment by us. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current stockholders’ ownership interest, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest upon conversion.

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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Daniel G. Teper
Daniel G. Teper
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
November 17, 2014

