Form 10-K
period 2014-12-31
IMMUNE PHARMACEUTICALS INC
filed 2015-04-15
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission File No. 000-51290

Immune Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

430 East 29th Street, Suite 940, New York, NY 10016

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (646) 440-9310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing bid price of such shares on the OTCQX ($2.55) was $20,694,255.

As of April 13, 2015, the registrant had outstanding 24,566,616 shares of common stock, $.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

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

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, or Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements.

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

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others:

•	the risks associated with our ability to continue to meet our obligations under our existing debt agreements;
•	the risk that we will not be able to find a partner for AmiKet™ on attractive terms, a timely basis, or at all;
•	the risk that we will not obtain approval to market and commercialize any of our product candidates;
•	the risks associated with dependence upon key personnel;
•	the risks associated with reliance on collaborative partners and others for further clinical trials, development, manufacturing and commercialization of our product candidates;
•	the cost, delays and uncertainties associated with our scientific research, product development, clinical trials and regulatory approval process;
•	our history of operating losses since our inception;
•	the highly competitive nature of our business;
•	risks associated with litigation;
•	risks associated with our ability to protect our intellectual property;
•	risks associate with our ability to raise additional funds;
•	risks related to our ability to continue to operate as a going concern; and
•	our liquidity.

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

References in this Form 10-K to the “FDA” means the U.S. Food and Drug Administration.

Unless otherwise stated, all amounts are stated in thousands of U.S. dollars, excluding per share amounts.

ii

PART I

ITEM 1. BUSINESS

Overview

Immune Pharmaceuticals Inc. is a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including monoclonal antibodies, or mAbs, nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. We favor a personalized approach to treatment, with the development and use of our product candidates with companion diagnostics. Our core pipeline includes, Bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, which has been shown to be involved in a number of immune mediated diseases and NanomAbs®, a technology platform that allows the targeted delivery of chemotherapeutics into cancer cells. We expect to receive in the future licensing revenues from the partnering of our Phase III ready AmiKetTM for the treatment of neuropathic pain.

We favor a personalized approach to treatment with the development and use of companion diagnostics. Bertilimumab is a fully human monoclonal antibody that targets Eotaxin-1. There are 1475 scientific publications –referring to Eotaxin-1 according to the National Institutes of Health website. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases. Eotaxin-1 binds primarily to CCR3 chemokine receptors of eosinophils and Th2- type T-Lymphocytes. Eotaxin-1 has been implicated in innate immunity regulation and in the transition from innate to adaptive immunity. Eotaxin-1 has also been implicated in the regulation of angiogenesis and neurogenesis. Bertilimumab is the only clinical stage drug specifically targeting eotaxin-1.

We are planning to start enrolling patients in the second quarter 2015 in a placebo-controlled, double-blind Phase II clinical trial with Bertilimumab for the treatment of ulcerative colitis and an open label, Phase II clinical trial for the treatment of bullous pemphigoid, or BP, a dermatologic auto-immune orphan condition. We are initiating development of Bertilimumab in chronic liver diseases including non-alcoholic steato-hepatitis (NASH). We will assess further development in other indications, including Crohn’s disease, and severe eosinophilic asthma, cancer and neurological disorders based on existing scientific evidence on the role of eotaxin-1 in disease and clinical development feasibility.

We are building a long-term pipeline through the development of the NanomAbs, Antibody Nanoparticle Conjugates, which allow for the targeted delivery of cytotoxic drugs for the treatment of cancer.

In December 2014, we initiated a partnering process for our pain compound AmiKet, a topical cream consisting of a patented combination of amitriptyline and ketamine that is ready for a Phase III clinical trial for the treatment of peripheral neuropathies. We believe that we will secure a partner and enter into an out-licensing agreement for AmiKet in the second quarter of 2015.

In August 2014, our common stock was approved for listing and commenced trading on The NASDAQ Capital Market.

Since our inception on July 11, 2010 (“Inception”), we incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. For the year ended December 31, 2014, we incurred net losses of $23,550 and a total accumulated deficit of $45,829. Our existing cash at December 31, 2014, together with the $5,000 revolving line of credit we obtained from a related party in April 2014 is sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements in the next twelve months. Our ability to continue as a going concern is predicated upon being able to draw down on the $5,000 revolving line of credit. If such line were not available, we will not be able to support our current level of operations for the next 12 months. We will require additional financing in order to continue at our expected level of operations. If we fail to obtain needed capital, we will be forced to delay, scale back, partner out or eliminate some or all of our research and development programs, which could result in an impairment of our intangible assets.

Financing Activities

During the year ended December 31, 2014, our net cash provided by financing activities included cash provided by the March 2014 Financing, the private placements in August and September of 2014, the November 2014 underwritten public offering, the November 2014 convertible promissory note, and exercise of options and warrants totaling $22,451, and repayment of loans of $1,486. In addition, during the year ended December 31, 2013, we raised $4,368 through the issuance of shares and warrants to our investors.

We have historically funded our operations primarily through the sale of our securities. We anticipate issuing equity and/or debt as a source of liquidity, when needed, until we generate positive cash flow to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms.

Recent Developments

Memorandum of Understanding with Yissum Research Development Company of The Hebrew University of Jerusalem Ltd.

On March 10, 2015, we entered into a binding memorandum of understanding (the “MOU”) with Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) regarding certain of Yissum’s patents in connection with nanoparticles for topical delivery (the “Technology”) for AmiKet, our neuropathic pain drug candidate, which is ready for a Phase III clinical trial and which has received Orphan Drug Designation for post-herpetic neuralgia, or PHN. Pursuant to the MOU, we will be enter into a definitive license agreement (the “License”) within six months of the date of the MOU (subject to an extension), for the commercial development and marketing of the Technology worldwide. In addition, we will sponsor Yissum’s further research and development of the Technology for AmiKet.

In consideration for the License to be executed, we will be obligated to pay Yissum the following payments:

•

An annual maintenance fee of $30 beginning five years after the execution of the License, which maintenance fee shall increase at a rate of 30% each year, up to a maximum of $100 and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products by us in the amount of up to 3%, subject to certain possible reductions.

•	Up to approximately $4,500 upon the achievement of certain regulatory, clinical development and commercialization milestones.

In addition, we will sponsor the further research of the Technology to be conducted by Yissum, with a minimum payment of $300 for the first year, which amount shall be reviewed and approved by the parties on an annual basis.

Preferred C stock

On March 10, 2015, in accordance with the terms of our Series C Preferred Stock (”Preferred C stock”), the conversion price of the Preferred C Stock was reduced to $1.51, which is 85% of the average of the 20 closing prices of the common stock immediately prior to such date. Consequently, as of March 10, 2015, an additional 710,015 shares of common stock are issuable upon the conversion of the Preferred C Stock, and an additional 64,187 shares are issuable as payment for dividends thereon (the dividend amount represents the annual 8% accrual for the additional common stock shares to be issued due to triggering event).

Going Concern

Our ability to continue as a “going concern” is dependent on a combination of several of the following factors: our ability to generate revenues and raise capital, the election by holders of our outstanding warrants to exercise those warrants for cash and our access to an established credit line. We have limited capital resources and our operations, since inception, have been funded by the proceeds of equity and debt financings. As of December 31, 2014, we had $6,767 in cash and cash equivalents. We have access to a $5,000 revolving line of credit, which we obtained from a related party in April 2014, and may become available to us during a four-week period following written notice. If the credit line becomes unavailable for any reason and we fail to raise additional capital, we may be forced to scale back or eliminate some or all of our research and development programs.

Our Product Candidates

Bertilimumab

Our lead product candidate, Bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in inflammation. Bertilimumab has met the regulatory requirements for Phase II trials and we have obtained approval to initiate a placebo-controlled, double-blind Phase II clinical trial with Bertilimumab for the treatment of ulcerative colitis (UC) and a Phase II clinical trial for bullous pemphigoid (BP), an auto-immune dermatological orphan indication. Enrollment of patients in the UC clinical trial is scheduled to commence in the second quarter of 2015. We have submitted an orphan drug application for BP to the FDA and are planning to submit an IND in the second quarter of 2015 in order to expand our BP program to the United States. In addition, we began planning for the clinical development in several other indications, including Non-Alcoholic Steato-Hepatitis (NASH) which we expect to initiate in the fourth quarter of 2015.

AmiKet

AmiKet is a prescription topical analgesic cream containing a formulation of two FDA-approved drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an NMDA (N- methyl-D-aspartic acid) antagonist that is used as an intravenous anesthetic. AmiKet is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies. Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system, which includes nerves that run from the brain and spinal cord to the rest of the body. Since each of these ingredients has been shown to have significant analgesic effects and because NMDA antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe the combination is a good candidate for the development of a new class of analgesics. We believe that AmiKet can be used effectively in conjunction with orally-delivered analgesics, such as gabapentin.

AmiKet is an odorless, white vanishing cream that is applied twice-daily and is quickly absorbed into the applied area. We believe that the topical delivery of its patented combination represents a fundamentally new approach for the treatment of pain associated with peripheral neuropathy. In addition, we believe that the topical delivery of our product candidate will significantly reduce the risk of adverse side effects and drug-to-drug interactions associated with the systemic delivery of the active ingredients. The results of our clinical trials to date have demonstrated the safety of the cream for use for up to one year and a potent analgesic effect in subjects with chemotherapy-induced peripheral neuropathy, or CIPN, diabetic peripheral neuropathy, or DPN, and post herpetic neuralgia.

In 2010, the FDA has granted AmiKet Orphan Drug status for the treatment of post herpetic neuralgia.

In December 2011, we met with the FDA and were granted permission by the FDA to initiate immediately the Phase III clinical development of AmiKet in the treatment of CIPN. Fast Track designation was granted to us in April 2012. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and address unmet medical needs.

In 2014, we completed a comprehensive review of the safety and efficacy of Phase I and II clinical trial data which totaled 1700 patients with neuropathic pain. Post Herpetic Neuralgia was selected as the lead indication and two new Phase III clinical studies were designed and discussed as part of the overall development plan with the UK and the Netherlands regulatory agencies. Comments from European regulators generally aligned with previous guidance from the FDA, supporting a global development plan for AmiKet. A formal partnering process for AmiKet was initiated in December 2014, which we expect to complete in the second or third quarter 2015. Although we believe that we will enter into an agreement with a development and commercial partner during the second quarter of 2015, there can be no assurance that we will do so on favorable terms if at all.

In March 2015, we signed a Memorandum of Understanding (MOU) with Yissum to license Yissum patents in order to facilitate the development of a topical nanoparticle formulation of AmiKet. This new formulation may provide additional clinical benefits and could increase the market exclusivity of AmiKet by more than 10 years. The increase in market exclusivity period is based on the Yissum patent filed in 2012 and an additional novel patent expected to be filed in 2016 which will support development of additional pain indications.

NanomAbs Technology Platform

Our NanomAbs technology platform is an antibody-drug conjugate (“ADC”) platform capable of generating novel drugs with enhanced profiles, as compared to stand alone antibodies or ADCs. Antibodies are large, complex proteins produced by immune cells that bind to and help eliminate foreign and infectious agents in the body. Antibodies are Y-shaped, composed of two arms that recognize a unique part of the foreign target, called an antigen, and a stem that triggers the activation of additional immune cells. Monoclonal antibodies (mAbs) bind to a specific site in the antigen and can be designed to target specific cells and portions of cells that are involved in human diseases in order to neutralize their function or eliminate them completely. The main advantage of mAbs is their high selectivity and specificity to their target, which typically results in lower toxicity as compared to small molecule drugs. Our NanomAbs technology conjugates mAbs to drug loaded nanoparticles to target the drugs to specific cells. NanomAbs selectively accumulate in diseased tissues and cells, resulting in higher drug accumulation at the site of action with minimal off-target exposure. We are building a longer-term pipeline of NanomAbs for the treatment of cancer and may enter into collaborative agreements with other companies to acquire complementary drugs or technologies to accelerate the development of NanomAbs drug candidates.

CrolibulinTM

Crolibulin, another product candidate, is a novel small molecule vascular disruption agent, or VDA, and apoptosis inducer for the treatment of patients with solid tumors. Crolibulin is being studied by the National Cancer Institute in a Phase I/II for the treatment of Anaplastic Thyroid cancer (ATC). Crolibulin has shown promising vascular targeting activity with potent anti-tumor activity in pre-clinical in vitro and in vivo studies and in Phase I clinical trial. The molecule has been shown to induce tumor cell apoptosis and selectively inhibit growth of proliferating cell lines, including multi-drug resistant cell lines. Murine models of human tumor xenografts demonstrated Crolibulin inhibits growth of established tumors of a number of different cancer types. In preclinical tumored animal models, combination therapy has demonstrated synergistic activity with cytotoxic drugs as well as anti-angiogenic drugs. This may support further development of Crolibulin by us and/or a partner in a variety of cancers other than ATC, including but not limited to refractory ovarian cancer and Neuro-Endocrine Tumors.

License Agreements and other Collaborative Research and Development Arrangements

iCo Therapeutics Inc.

In December 2010, iCo granted us an option to sub-license the use of Bertilimumab from iCo, which obtained certain exclusive license rights to intellectual property relating to Bertilimumab pursuant to a license agreement with Cambridge Antibody Technology Group Plc, a biotechnology company, dated December 20, 2006, and to which we became a party. On June 24, 2011, we exercised our option and obtained a worldwide license from iCo for the use and development of Bertilimumab for all human indications, other than ocular indications, pursuant to a product sub-license agreement. We paid iCo upfront consideration of $500, plus common stock and warrants to purchase our common stock.  In addition, iCo may receive from us $32,000 in milestone payments plus royalties. These milestones include the first dosing in a Phase III clinical trial, filing a Biologics License Application/Marketing Authorization Application, or a BLA/MMA, approval of a BLA/MAA and the achievement of $100,000 in aggregate sales of licensed products for use in IBD.  The term of the license lasts until the expiration of all payment obligations on a country-by-basis, at which point the license will be deemed fully paid, perpetual and irrevocable with respect to that country.  However, iCo retains the worldwide exclusive right to the use of Bertilimumab (iCo-008) for all ocular applications.

Yissum Research Development Company of The Hebrew University of Jerusalem Ltd.

On April 6, 2011, Yissum granted us a license that includes patents, research results and know-how developed by Professor Simon Benita related to the NanomAbs technology. Yissum granted us an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. As consideration for the grant of the license, we are required to pay the following consideration: (i) royalties in the amount of up to 4.5% of net sales; (ii) an annual license maintenance fee between $30 for the first year and up to a maximum of $100 from the first year through the sixth year; (iii) research fees of at least $300 for the first year and at least $100 from the second year through the sixth year (but, not to exceed $1,800 in the aggregate); (iv) milestone payments up to $8,550 (based on the attainment of certain milestones, including IND application submission, patient enrollment in clinical trials, regulatory approval and commercial sales); (v) sub-license fees in amounts up to 18% of any sub-license consideration; and (vi) equity consideration in the amount of 8% of the our shares of common stock on a fully diluted basis.  The license expires, on a country-by-country basis, upon the later of the expiration of (i) the last valid licensed patent, (ii) any exclusivity granted by a governmental or regulatory body on any product developed through the use of the licensed technology or (iii) the 15-year period commencing on the date of the first commercial sale of any product developed through the use of the licensed technology.  Upon the expiration of the license, we will have a fully-paid, non-exclusive license to the licensed technology.

On March 10, 2015, we entered into a binding MOU with Yissum regarding certain of Yissum’s patents in connection with nanoparticles for topical delivery (the “Technology”) for AmiKet, our neuropathic pain drug candidate which is ready for a Phase III clinical trial and which has received Orphan Drug Designation for Post Herpetic Neuralgia. Pursuant to the MOU, we will be enter into a definitive license agreement (the “License”) within six months of the date of the MOU (subject to an extension), for the commercial development and marketing of the Technology worldwide. In addition, we will sponsor Yissum’s further research and development of the Technology for AmiKet.

In consideration for the License to be executed, we will be obligated to pay Yissum the following payments:

•	An annual maintenance fee of $30 beginning five years after the execution of the License, which maintenance fee shall increase at a rate of 30% each year, up to a maximum of $100 and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products by us in the amount of up to 3%, subject to certain possible reductions.

•	Up to approximately $4,500 upon the achievement of certain regulatory, clinical development and commercialization milestones.

In addition, we will sponsor the further research of the Technology to be conducted by Yissum, with a minimum payment of $300 for the first year, which amount shall be reviewed and approved by the parties on an annual basis.

MabLife SAS

On March 28, 2012, we acquired from MabLife SAS (“MabLife”), through an assignment agreement, all right, title and interest in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins.  The consideration is as follows: (i) $600 payable in six annual installments (payments to date totaled $180); and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK.  We are required to assign the foregoing rights back to MabLife if we fail to make any of the required payments, are declared insolvent or bankrupt or terminate the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. $60 was paid upon execution of agreement in April 2012. According to the revised schedule, remaining payments are due as follows: $180 was to be paid in 2014 in total, $120 in 2015 through 2017. A total of $180 was paid in 2014.

In February 2014, we acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As full consideration for the secondary patent rights, we shall pay a total of $150, of which $15 was paid and $25 will be paid on the first through fourth anniversary of the agreement and an additional $35 on the fifth anniversary of the agreement.

Jean Kadouche, Immune Pharma (Technologies SAS) and Alan Razafindrastita

In December 2011, Jean Ellie Kadouche, and Immune Pharma (Technologies) sold, assigned and transferred to us the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies for nominal cash consideration paid to Dr. Jean Kadouche and 800,000 of shares of our common stock (registered in the name of Jean Kadouche) and $20 (paid to Jean Kadouche and Alan Razafindrastita), collectively, the Human Antibody Production Technology Platform.  Through the Human Antibody Production Technology Platform and additional laboratory work, human immune systems and specific cell lines are introduced in mice, enabling the mice to produce human mAbs.  With additional laboratory work, the human mAbs can be produced in an efficient manner.

Lonza Sales AG

On May 2, 2012, Lonza Sales AG, or Lonza, granted us a sublicensable, non-exclusive worldwide license under certain know-how and patent rights to use, develop, manufacture, market, sell, offer, distribute, import and export Bertilimumab, as it is produced through the use of Lonza’s system of cell lines, vectors and know-how.  If Lonza manufactures the Bertilimumab, we must pay to Lonza a royalty of 1% of the net selling price of the product, if we or one of our strategic partners manufactures the Bertilimumab, we must pay to Lonza £75 (or approximately $114), annually during the course of the license agreement (first payable upon commencement of Phase II clinical trials) plus a royalty of 1.5% of the net selling price of the product, and if any other party manufactures the Bertilimumab, we must pay to Lonza £300, or approximately $500 per sublicense annually during the duration of such sublicense plus a royalty of 2% of the net selling price of the product.  In addition, we must pay Lonza £2, or approximately $3 for the supply of certain cell lines, if we use such cell lines.  Notwithstanding the foregoing, we are not obligated to manufacture Bertilimumab through the use of Lonza’s system.  The royalties are subject to a 50% reduction based on the lack of certain patent protections, including the expiration of patents, on a country-by-country basis.  Unless earlier terminated (including, but not limited to, the reasons set forth below), the license agreement continues until the expiration of the last enforceable valid claim to the licensed patent rights, which began to expire in 2014 and will continue to expire between 2015 and 2016. We may terminate the license agreement for convenience upon 60 days prior written notice to Lonza.  Either Lonza or we may terminate the license agreement by prior written notice if (i) the other party commits a breach that is not remedied within 30 days of notice of such breach requiring its remedy (if such breach is capable of being remedied) or (ii) the other party is unable to pay its debts, enters into liquidation, has a receiver appointed or ceases to carry on its business.  Additionally, Lonza may terminate the license agreement if we knowingly, directly or indirectly, oppose, dispute or assist any third party to oppose or dispute the patents or patent applications, or the validity of such, with respect to any of the licensed patent rights.  In addition to the license agreement, on June 27, 2011, we and Lonza entered into an agreement for the manufacture of Bertilimumab for use in certain our Phase II clinical studies.  See “Manufacturing” below.

Dalhousie University

In July 2007, we entered into a direct license agreement with Dalhousie University, or Dalhousie, under which we were granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and NMDA antagonists as topical analgesics for neuralgia. These and other patents cover the combination treatment consisting of amitriptyline and ketamine in AmiKet. This technology has been incorporated into AmiKet.

We have been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is further obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or a New Drug Application for AmiKet is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. On April 3, 2014, the Company entered into a Waiver and Amendment to the license agreement pursuant to which Dalhousie agreed to irrevocably waive our obligation to pay the $500 maintenance fee that was due on August 27, 2012 and August 27, 2013 and in any subsequent year. In addition, we have agreed to pay Dalhousie royalties of five percent (5%) of net sales of licensed technology in countries in which patent coverage is available and three percent (3%) of net sales in countries in which data protection is available. The parties have also agreed to amend the timing and increase the amounts of the milestone payments payable under the license agreement. As of December 31, 2014, no amounts were due to Dalhousie.  Additional milestones payments will become due upon sub licensing and receipt of certain regulatory approvals, none of which was yet met.

Shire Biochem

In connection with the Merger, we acquired a license agreement for the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc. (formerly known as BioChem Pharma, Inc.). We are required to provide Shire Biochem a portion of any sublicensing payments we receive if we relicense the series of compounds or make milestone payments to Shire BioChem totaling up to $26,000, assuming the successful commercialization of the compounds by us for the treatment of a cancer indication, as well as pay a royalty on product sales.

Endo Pharmaceuticals

In December 2003, and prior to the consummation of the Merger, EpiCept entered into a license agreement with Endo Pharmaceuticals under, which EpiCept granted Endo (and its affiliates) the exclusive (including as to EpiCept and its affiliates) worldwide right to commercialize LidoPAIN BP. EpiCept also granted Endo worldwide rights to use certain of EpiCept’s patents for the development of certain other non-sterile, topical lidocaine patches, including Lidoderm, Endo’s non-sterile topical lidocaine-containing patch for the treatment of chronic lower back pain. The Company assumed the license agreement at the time of the Merger. Upon the execution of the Endo agreement, EpiCept received a non-refundable payment of $7,500.

Under this license agreement we may also receive payments of up to $52,500 upon the achievement of various milestones relating to product development, regulatory approval and commercial success for both our LidoPAIN BP product and Endo’s own back pain product, so long as, in the case of Endo’s product candidate, our patents provide protection thereof. We will also receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. We are also eligible to receive milestone payments from Endo of up to approximately $30,000 upon the achievement of specified regulatory and net sales milestones of Lidoderm, Endo’s chronic lower back pain product candidate, so long as our patents provide protection thereof. The future amount of milestone payments we are eligible to receive under the Endo agreement is $83. There is no certainty that any of these milestones will be achieved or any royalty will be earned.

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

Intellectual Property

Patents

We own or license rights with respect to patents and patent applications relating to Bertilimumab and AMB8LK product candidates and the NanomAbs and Human Antibody Technology platforms, which are necessary to conduct our business.  Patents related to such product candidates and technology platforms may provide future competitive advantages by providing exclusivity related to the composition of matter, formulation, and methods of use of the applicable product candidate or technology platform. The patent positions for our product candidates and platforms are described below and include 18 granted United States and foreign patents and 23 pending United States and foreign patent applications that we own or license. Our patent positions are as follows:

•	A license to a patent family that covers a composition of matter of Bertilimumab and a method of using Bertilimumab to screen for an antibody or antibody fragment that binds Eotaxin-1, including: four registered patents in the United States and five registered patents in Europe (Switzerland, Germany, France, Great Britain and Ireland), Brazil, Canada, Israel, Australia, Japan, New Zealand and Singapore, and one pending patent applications in the United States. The foreign patents and patents issued with respect to pending patent applications in this family will expire, without extension, in March 2021. The United States patents, which benefit from patent term adjustment from the United States Patent and Trademark Office, or the USPTO, will expire between April 2021 and August 2022.
•	All right, title and interest in and to a pending Patent Cooperation Treaty international application that is expected to enter into the National/Regional phase in September 2015 that covers a method for treating an IBD with an anti-human Eotaxin antibody, including Bertilimumab. Any patents issued with respect to the pending patent application will expire, without extension, in March 2033.
•	All right, title and interest in and to United States and Canadian patents that cover a combined AMB8LK-drug composition of matter and/or methods of use of AMB8LK for in vivo targeting of a molecule to certain tumors and for localizing a tumor in a subject. The Canadian patent issued with respect to the pending patent applications in this family will expire, without extension, in January 2021. The United States patent, which benefits from patent term adjustment from the USPTO, will expire in January 2022.
•	All right, title and interest in and to an issued U.S. patent and pending patent applications in Canada, Europe, and the United States claiming a chimeric anti-ferritin monoclonal antibody and related methods of use for delivering drugs and treating cancer. The issued U.S. patent will expire in July 2030. Any patents issued with respect to these pending patent applications will expire, without extension, in September 2027.
•	A license to a patent family with respect to the NanomAbs technology platform claiming a polylactic glycolic acid nanoparticle associated with a hydrophilic therapeutic agent being conjugated to or associated with the surface of such nanoparticle and/or a lipophilic therapeutic agent contained within such nanoparticle for use in the field of cancer. Patent applications for this family are pending in Australia, Canada, China, Europe, Israel, India, Japan, South Korea, and the United States. Any patents issued with respect to this pending patent application will expire, without extension, in January 2032.
•	All right, title and interest in and to United States and European patent applications related to the Human Antibody Production Technology Platform. Any patents with respect to the pending patent applications will expire, without extension, in May 2033.
•	All right, title and interest in and to several families of patents related to the AmiKet product, including four issued U.S. patents, as well as issued patents in Israel, Canada, China, Israel, Hong Kong, Mexico, and New Zealand. Patent applications for this family are pending in the U.S. as well as in Chile, Japan, Mexico and Venezuela. These issued patents and any patents issued with respect to this pending patent application will expire, without extension, between 2017 and 2023. These patents and patent application have claims directed to topical uses of tricyclic antidepressants, such as amitriptyline, and NMDA antagonists, such as ketamine, as treatments for relieving pain, including neuropathic pain. License topical nanoparticle from Yissum patent No P-75790 filed in 2012.
•	All right, title and interest in and to United States and Canadian patents and U.S., China, and European patent applications related to the Crolibulin product. The intellectual property protection regarding this compound is covered by one issued U.S. patent, expiring in November 2029 and an issued Canadian patent expiring in September 2027 two pending patent applications covering the composition and uses of this compound and structurally related analogs. Additional foreign patent applications are pending in major pharmaceutical markets outside the U.S.

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

We believe that our owned and licensed patents and pending patent applications provide coverage for our product candidates and technology platforms and we intend to aggressively enforce our intellectual property rights if necessary to preserve such rights and to gain the benefit of our investment.  The patent positions of companies like us are generally uncertain and involve complex legal and factual questions.  Our ability to maintain and solidify our proprietary position for our product candidates and technology platforms will depend on our success in obtaining effective claims and enforcing those claims once granted.  We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents.  Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, narrowed, circumvented or found to be invalid or unenforceable, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. Neither we nor our licensors can be certain that they were the first to invent the inventions claimed in our owned or licensed patents or patent applications. In addition, our competitors may independently develop similar technologies or duplicate any technology developed by us, and the rights granted under any issued patents may not provide us with any meaningful competitive advantages against these competitors. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of Bertilimumab or NanomAbs, nor do we plan to develop our own manufacturing operations in the foreseeable future. We currently depend on third party contract manufacturers for all of our required raw materials and finished products for our preclinical and clinical trials. We believe that the raw materials that we require to manufacture our product candidates are readily available commodities commonly used in the pharmaceutical industry. On June 27, 2011, Immune signed a manufacturing agreement with Lonza, which relates to the Phase II production of Bertilimumab using Lonza’s proprietary cell line technology. Under the agreement, Lonza will produce Phase II clinical trial material at its mammalian development and manufacturing facility and prepare documentation required for submission to the FDA, including the applicable clinical trial application.  To date, two clinical batches have been produced and delivered by Lonza under this agreement. On May 2, 2012, we entered into a license agreement with Lonza with respect to, among other uses, the production, sale and distribution of Bertilimumab as manufactured using Lonza’s system of cell lines, vectors and know-how.  See “—License Agreements—Lonza Sales AG” above.

In 2014, we entered into an agreement with Probiogen AG to develop a new cell line with improved characteristics including higher productivity and a new manufacturing process for Bertilimumab. The agreement is based on fee for service and does not include any licensing fees. We may elect to manufacture Bertilimumab with Probiogen or transfer to another contract manufacturing organization.

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

There can be no assurance that our product candidates, if approved, can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. Our contract manufacturers and we are, and will be, subject to extensive governmental regulation in connection with the manufacture of any pharmaceutical products or medical devices. We and our contract manufacturers must ensure that all of the processes, methods and equipment are compliant with cGMP for drugs on an ongoing basis, as mandated by the FDA and other regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers.

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

According to published guidance on the SPA process, a sponsor, which meets the prerequisites, may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. There is no indication that we will be able to meet the requirements necessary for an SPA.

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

Expedited Review and Approval

NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA has various specific programs, including Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review, which are each intended to expedite the process for reviewing drugs, and in certain cases involving Accelerated Review, permit approval of a drug on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs, and Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track, Breakthrough Therapy designation and Priority Review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track or Breakthrough Therapy designated drug and expedite review of the application for a drug designated for Priority Review. The FDA will also provide Breakthrough Therapy designated drugs intensive guidance on an efficient drug development program and provide these drug developers with an organizational commitment from the FDA involving senior managers. Since sponsors can design clinical trials in a number of ways, in providing its guidance for drugs designated as breakthrough therapies, the FDA will seek to ensure that the sponsor of the product designated as a breakthrough therapy receives timely advice and interactive communications in order to help the sponsor design and conduct a development program as efficiently as possible. During these interactions, the FDA may suggest, or a sponsor can propose, alternative clinical trial designs (e.g., adaptive designs, an enrichment strategy, use of historical controls) that may result in smaller trials or more efficient trials that require less time to complete. Such trial designs could also help minimize the number of patients exposed to a potentially less efficacious treatment (i.e., the control group treated with available therapy). Accelerated Approval, which is described in 21 C.F.R. § 314.500 et seq ., provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Priority Review and Accelerated Approval do not change the standards for approval, but may expedite the approval process.

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

Research and Development

Since our inception, we have made substantial investments in research and development. We incurred research and development expenses of $5,640 and $3,571 during the fiscal years ended December 31, 2014 and 2013, respectively. We will require additional investments in research and development to bring our product candidates to market.

Competition

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology companies, academic institutions, government agencies, and private and public research institutions. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than ours. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Adequate protection of intellectual property, successful product development, adequate funding and retention of skilled, experienced and professional personnel are among the many factors critical to success in the pharmaceutical industry.

AmiKet will face significant competition upon commercialization from both generics of current neuropathic pain market leaders and new market entrants. The topical formulation of AmiKet is expected to provide competitive benefits, over oral drugs as well as Endo’s Lidoderm®, a lidocaine transdermal patch which achieved in excess of $1 billion in peak retail sales in 2012. Another competitor may be BioSciences International with a topical formulation of clonidine which may receive marketing approval.

We believe that Bertilimumab, if approved for the treatment of UC and/or CD, will directly compete with anti-TNF Mabs Remicade® (infliximab) and Humira® (adalimumab), which are approved for the treatment of various diseases, including UC and CD, and are been used as first option in moderate to severe patients and with other biologics including Mabs that target alpha-4 integrins, such as Takeda’s Entyvio (vedoluzimab) which is awaiting a decision by the FDA. Due to Bertilimumab’s unique and novel mechanism of action, targeting eosinophils as a route cause of the disease, it could be positioned early in the treatment algorithm, ahead of anti-TNFs, and with the distinction of biomarker-based patient selection through an Eotaxin-1 companion diagnostic. In addition, 25-40% of patients fail anti-TNF treatment or develop an intolerable adverse events or loss of response during maintenance therapy. These patients may also be candidates for Bertilimumab treatment. We believe that Bertilimumab will have a better safety profile than anti-TNF antibodies due to the fact that it does not completely block the immune system as does Humira and Remicade, but rather inhibits a specific pathway that plays a key role in the disease.

With respect to cancer treatment, the most common methods of treating patients are surgery, radiation and drug therapy, including chemotherapy and targeted drug therapy. In many cases, these drugs are administered in combination to enhance efficacy. In general, although there has been considerable progress over the past few decades in the treatment of solid tumors and the currently marketed therapies provide benefits for many patients, these therapies are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality in solid tumor cancers remains high.  The table below summarizes the extent of our competition with respect to current drug-therapy technologies:

	Ligand Conjugated Nanoparticles	Antibody DrugConjugates	Ligand Drugs	Nanoparticles
Companies	BIND Merrimack	SeattleGenetics Roche ImmunogeneCelldex	Mersana Endocyte	Celgene Merrimack
Development Status	Pre- to early clinical	Late-clinical to marketed	Clinical	Clinical to marketed

Our NanomAbs technology may face its most significant competition from Antibody Drug Conjugate (“ADC”).  We believe that our NanomAbs platform, although comparable to ADCs in its ability to deliver highly active drug payloads in a targeted manner, provides a number of potential advantages over ADCs, in that unlike ADCs, NanomAbs have, among other characteristics:

●	improved targeting as several mAbs are conjugated to a single nanoparticle;
●	the ability to hold greater payloads of drugs or drug-combinations for enhanced efficacy;
●	improved safety due to specific tumor cell targeting and drug shielding within the nanoparticle;
●	variation due to the ability to tailor specific drugs and mAb combinations; and
●	potential use in inflammatory indications, as opposed to cancer only.

Furthermore, we believe that our NanomAbs platform is more advantageous than nanoparticles alone since in addition to the passive targeting of nanoparticles to the tumor site solely by absorption through leaky blood vessels, NanomAbs actively target tumor cells through their Mab specific binding to the tumor cell surface. Once NanomAbs accumulate in the tumor tissue, active targeting mediated by the mAb specifically induces NanomAbs internalization into the tumor cells.

Lastly, we believe that our NanomAbs have several advantages over other ligand conjugated nanoparticles and ligand drugs, including, but not limited to:

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

Crolibulin’s main direct competitor is Oxigene’s ZYBRESTAT® (fosbretabulin) which is being developed in collaboration with the National Cancer Institute for Anaplastic Thyroid Cancer and for Refractory Ovarian Cancer in combination with Roche-Genentech’s Avastin® (bevacizumab). The topline results announced in March 2014 for the latter indication are promising for the Vascular Disruptive Agent class of drugs, which had previously experienced multiple development failures. In any case, we believe that the nano-formulation of crolibulin may bring additional clinical benefits by optimizing the efficacy/ safety ratio.

Employees

As of April 10, 2015, our workforce consists of six U.S. and three Israeli employees, all of whom are full-time. Two executives, one in the U.S. and one in Israel, operate under consulting agreements.

Corporate and Available Information

Immune Pharmaceuticals Inc. (formerly, EpiCept Corporation, or EpiCept) was incorporated in Delaware in March 1993. In November 2012, Immune Pharmaceuticals Ltd., incorporated in Israel in July 2010, entered into a definitive merger agreement with Immune, which was completed on August 25, 2013. Our principal executive offices are located at 430 East 29th Street, Suite 940, New York, NY 10016, our telephone number is (646) 440-9310, and our website address is www.immunepharmaceuticals.com. The information contained in, or accessible through, our website does not constitute a part this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investors — SEC Filings” section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. Our shares of common stock are listed on The NASDAQ Capital Market and NASDAQ OMX, First North Premier, Stockholm under the symbol “IMNP.”

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially affect our business operations.

Risks Relating to our Financial Position and Need for Additional Capital

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing substantial doubt about our ability to continue as a going concern.

Our ability to continue as a “going concern” is dependent on a combination of several of the following factors: our ability to generate revenues and raise capital, the “cash” exercise of warrants by holders and access to an established credit line. We have limited capital resources and our operations, since inception, have been funded by the proceeds of equity and debt financings. As of December 31, 2014, we had $6,767 in cash and cash equivalents. Moreover, we have access to a $5,000 revolving line of credit, which we obtained from a related party in April 2014, which may become available to us during a four-week period following written notice. If the line of credit becomes unavailable for any reason, and we fail to raise additional capital, we may be forced to scale back or eliminate some or all of our research and development programs.

We have limited liquidity and, as a result, may not be able to meet our obligations.

We have incurred significant losses since our inception. We expect to incur additional losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception on July 11, 2010 (“Inception”), we have incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. For the fiscal year ended December 31, 2014, we incurred net losses of $23,550 and a total accumulated deficit of $45,829. To date, we have financed our operations primarily through private placements of common stock and preferred stock, public offering, convertible debt securities and borrowings under our secured loan with MidCap Financial. Our revenue to date has consisted of royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing Bertilimumab, our Phase II drug for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing Bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of Bertilimumab, NanomAbs or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue the research and development of our product candidates.

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

In addition, certain investors, including institutional investors, may be unwilling to invest in our securities if we are unable to maintain the listing of our common stock on a U.S. national securities exchange. Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

The terms of our senior secured credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through this facility, the terms of any new debt could further restrict our ability to operate our business.

As of April 13, 2015, the outstanding principal balance of the loan was $2,697. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We may be unable to license our product candidate AmiKet on terms that reflect the current carrying value of the asset, or at all, which would negatively affect our business, financial condition and results of operations.

We periodically perform an analysis to determine whether an impairment of our assets has occurred. As of December 31, 2014 and 2013, $27,500 was allocated to acquired, in-process, research and development related to projects associated with the AmiKet license agreement.

Our most recent impairment analysis determined that no change in the carrying value of AmiKet was required. However, there is no assurance that future analysis would not result in the impairment of the fair value attributable to AmiKet. In addition, if the assumptions we used in connection with the merger to value our in-process research and development directly related to the AmiKet license agreement turn out to be incorrect, the carrying value of AmiKet may ultimately be impaired which would negatively affect our business, financial condition and results of operations. Furthermore, if we are unable to license AmiKet or to license AmiKet on terms materially less favorable than the assumptions used to value the asset in the merger, the carrying value of the assets would be impaired, which could materially adversely affect our business, financial condition and results of operations.

We may be exposed to market risk and interest rate risk that may adversely impact our financial position, results of operations or cash flows.

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

We are exposed to fluctuations in currency exchange rates which could have a material adverse effect on us.

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

Our product candidates and the activities associated with their development, applications for regulatory approval, and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States and Europe. Failure to obtain approval of clinical trial applications, CTAs, in EU countries may delay or prevent us from developing our drugs in one or more jurisdictions. Similarly, failure to obtain marketing approval for a product candidate (New Drug Application, or NDA, Biologic License Application, or BLA, or marketing approval, or MAA) will prevent us from commercializing the product candidate. While our executives have experience with the IND, NDA, BLA, CTA and MAA processes, we expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing development and later marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. For example, new drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates with such an indication receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

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

Bertilimumab is a first-in-class monoclonal antibody. Following approval from regulatory authorities and IRBs, we recently qualified sites for the Phase II clinical trial for the treatment of bullous pemphigoid and the placebo controlled, double-blind Phase II clinical trial for the treatment of ulcerative colitis. To date, no patients have been enrolled in either clinical trial, due to a quality control issue. Enrollment of patients in the UC and BP clinical trials is scheduled to commence in the second quarter of 2015. We have submitted an orphan drug application for BP to the FDA and are planning to submit an IND in the second quarter of 2015 in order to expand our BP program to the United States. In addition, we began planning for the clinical development in several other indications, including Non-Alcoholic Steato-Hepatitis (NASH) which we expect to initiate in the fourth quarter of 2015.

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

AmiKet has received Fast Track designation from the FDA for the treatment of chemotherapy-induced peripheral neuropathy (CIPN) which allows for guidance, rolling submission of NDA components and a shorter review cycle than with standard applications. However there is no guarantee that the FDA will not change its requirements or that the studies reviewed by FDA will be adequate for marketing approval.

NanomAbs are novel nano-therapeutics. Although the FDA and other regulatory authorities have approved nano-therapeutics in the past, they are monitoring whether nanotechnology-based therapeutics pose any specific health and human safety risks. While they have not issued any regulations to date, it is possible that the FDA and other regulatory authorities could issue regulations or establish policy positions in the future regarding nano-therapeutics that could adversely affect our product candidates.

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

Following initial regulatory approval of any of our product candidates, we will be subject to continuing regulatory review, including review of adverse experiences and clinical results that are reported after our products become commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our product candidates will also be subject to periodic review and inspection by the FDA or foreign regulatory agencies. If a previously unknown problem or problems with a product, manufacturing or laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. Our manufacturers and we will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or our manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Health Care Reform Law, an abbreviated pathway for the approval of bio-similar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve bio-similar biologics, including the possible designation of a bio-similar as “interchangeable.” The FDA defines an interchangeable bio-similar as a product that, in terms of safety or diminished efficacy, presents no greater risk when switching between the bio-similar and its reference product than the risk of using the reference product alone. Under the BPCIA, an application for a bio-similar product cannot be submitted to the FDA until four years, or approved by the FDA until 12 years, after the original brand product identified as the reference product was approved under a BLA. The new law is complex and is only beginning to be interpreted by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that if any of our product candidates were to be approved as biological products under a BLA, such approved products should qualify for the 12-year period of exclusivity. However, there is a risk that the United States Congress could amend the BPCIA to significantly shorten this exclusivity period as proposed by President Obama, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a bio-similar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the bio-similar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

AmiKet’s successful partnering and commercialization may be affected by regulations on orphan drug status, patent restoration and data exclusivity.

AmiKet primary patents are expiring in 2021 and are essentially limited to the United States. Immune is assuming that a marketing exclusivity of up to five years will be available under the Patent Term Restoration in the United States and under other forms in Europe and Japan to compensate for the extended development time. This marketing exclusivity may not be deemed to be applicable to AmiKet or maybe be reduced to less than five years in one or multiple jurisdiction. AmiKet has been granted orphan drug status for Post Herpetic Neuralgia (PHN) which confers a seven year marketing exclusivity in the United States for that indication. Orphan drug exclusivity may be reduced or eliminated by regulators before AmiKet enjoys all or part of this protection.

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

We intend to enter into collaborations with other biopharmaceutical companies to develop NanomAbs based on therapeutic payloads and/ or ligands or antibodies from their product pipelines. We also intend to partner AmiKet for Phase III development and commercialization and Bertilimumab after we achieve Phase II Proof of Concept. These collaborations are expected to generate substantial funding for our research programs and may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	collaborations may be terminated for the convenience of the collaborator and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;
•	collaborators may learn about our technology and use this knowledge to compete with us in the future;
•	results of collaborators’ preclinical or clinical trials could produce results that harm or impair other products using our technology;
•	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others; and
•	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

If our collaborations do not result in the successful development and commercialization of our products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to our product development, regulatory approval and commercialization also apply to the activities of our collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

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

We may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may not be able to access therapeutic payloads that would be suitable to development with our platform, have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

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

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•	breach of the manufacturing agreement by the third party;
•	failure to manufacture our product according to our specifications;
•	failure to manufacture our product according to our schedule or at all;
•	misappropriation of our proprietary information, including our trade secrets and know-how; and
•	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
•	We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.
•	We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.
•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	It is possible that our pending patent applications will not lead to issued patents.
•	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
•	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.
•	We may not develop additional proprietary technologies that are patentable.
•	The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

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

In addition, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

•	the patentability of our inventions relating to our product candidates; and/or
•	the enforceability, validity or scope of protection offered by our patents relating to our product candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

•	incur substantial monetary damages;
•	encounter significant delays in bringing our product candidates to market; and/or
•	be precluded from participating in the manufacture, use or sale of our product candidates or methods of treatment requiring licenses.

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

Despite safe harbor provisions, third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents, of which we are currently unaware, with claims to materials, formulations, methods of doing research or library screening, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent published applications, which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license, limit our uses, or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all.

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

We are dependent upon our license agreements with Yissum Research and Development Company of the Hebrew University of Jerusalem, Ltd., our license agreement with Dalhousie University and our sublicense agreement with iCo Therapeutics Incorporated and the acquisition of technology from MabLife SAS. If we fail to make payments due or comply with other obligations under such agreements, our rights to such technology may be terminated and our business will be materially and adversely affected.

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

Pursuant to an assignment agreement with MabLife SAS, we purchased the rights to patents, and other technology related to our proprietary product candidates. If we fail to make installment payments when due under such agreement, such rights, will revert back to MabLife.

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

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel and our consultants and advisors, as well as our licensors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. Unlike some of our competitors, we maintain our proprietary libraries for ourselves as we believe they have proven to be superior in obtaining strong binder product candidates. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements, which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

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

The successful development, and any commercialization, of our technologies and any product candidates would require us to successfully perform a variety of functions, including:

•	developing our technology platform;
•	identifying, developing, manufacturing and commercializing product candidates;
•	entering into successful licensing and other arrangements with product development partners;
•	participating in regulatory approval processes;
•	formulating and manufacturing products; and
•	conducting sales and marketing activities.

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

Each of our product candidates will require additional preclinical or clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics by our third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates.

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

In the event we are able to conduct a pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life- threatening diseases, in some cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single pivotal clinical trial. As a result, these trials may receive enhanced scrutiny from the FDA. For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival or complete response rate, the FDA may refuse to approve a BLA or an NDA based on such pivotal trial. The FDA may require additional clinical trials as a condition for approving our product candidates.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Although we are planning for certain clinical trials relating to Bertilimumab and AmiKet, we may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	obtaining institutional review board, or IRB, approval at each site;
•	recruiting suitable patients to participate in a trial;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	developing and validating companion diagnostics on a timely basis, if required;
•	adding new clinical trial sites;
•	manufacturing sufficient quantities of product candidate for use in clinical trials; or
•	Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

Our experience in making acquisitions, entering collaborations and in-licensing product candidates is limited. We cannot assure you that any acquisition, collaboration or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions, collaborations and in-licenses. We cannot assure you that we would be able to successfully combine our business with that of acquired businesses, manage a collaboration or integrate in-licensed product candidates or that such efforts would be successful. Furthermore, the development or expansion of our business or any acquired business or company or any collaboration or in-licensed product candidate may require a substantial capital investment by us. We may use our securities as payment for all or a portion of the purchase price or acquisitions. If we issue significant amounts of our securities for such acquisitions, this would result in substantial dilution of the equity interests of our stockholders.

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

The regulatory review and approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, review and approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•	the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

We have not previously submitted a BLA or an NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

We will be seeking approval for NanomAbs under Section 505(b)(2) of the FFDCA, enacted as part of the Drug Price Competition and Patent Restoration Act of 1984, otherwise known as the Hatch-Waxman Act, which permits applicants to rely in part on preclinical and clinical data generated by third parties. For instance, FDA currently does not know which data will be sufficient to support various cancer indications. Sufficiency of the data for approval will be a review issue after an NDA filing.

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

.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and physicians may continue to rely on these treatments. In addition, many new drugs have been recently approved and many more are in the pipeline for the same diseases for which we are developing our product candidates. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	their efficacy, safety and other potential advantages compared to alternative treatments;
•	our ability to offer them for sale at competitive prices;
•	their convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement for our product candidates;
•	the prevalence and severity of their side effects;
•	any restrictions on the use of our products together with other medications;
•	interactions of our products with other medicines patients are taking; and
•	inability of certain types of patients to take our product.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

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

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product-licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control, including possible price reductions, even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

We currently hold $5,000 in product liability insurance coverage in the aggregate and per incident, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments related to our existing or any future collaboration;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

If we do not remediate the material weaknesses in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

In connection with the evaluation of our disclosure controls and procedures as of December 31, 2014, we identified material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions. Although the Company has attempted to address the identified material weaknesses by hiring a new chief financial officer and controller, management concluded that the Company's internal controls over financial reporting were not effective at December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Our management has identified material weaknesses in our internal control related to lack of sufficient personnel and processes to adequately and timely process and approve certain financial transactions and significant contracts, and adequately and timely record certain complex financial transactions. The existence of a material weakness is an indication that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected. Since December 31, 2014, management has adopted additional entity level controls and implemented additional procedures to bring our internal control procedures into compliance with the criteria established by COSO. Management has identified and began to implement certain remediatory measures, including a more rigorous and timely review of complex agreements prior to their execution, that is intended to reasonably assure management that its disclosure controls and procedures are effective and the hiring of finance personnel. These measures also include staff training, an expanded review of our outstanding agreements, and the implementation of additional entity level controls to ensure timely reviews of agreements pre- and post-execution. Remediation efforts will continue through the next several financial close cycles until such time as management is able to conclude that its remediation efforts are operating and effective.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business or us. Three analysts in the United States and one in Sweden currently cover our stock. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target animal studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Provisions in our certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;
•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•	the required approval of the holders of at least three-quarters (75%) of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our certificate of incorporation regarding the election and removal of directors;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

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

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the NASDAQ Capital Market (“NASDAQ”). We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a "compliance period" of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.

A delisting of our common stock from NASDAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Daniel G. Teper, our Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

In addition to our U.S. operations, we have operations in Israel through our wholly owned subsidiary, Immune Pharmaceuticals Ltd., and may have other such international operations in the future. We face risks associated with our operations in Israel, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We are also conducting and in the future plan to continue to conduct clinical trials of product candidates in Israel. We are subject to numerous risks associated with international business activities in Israel and elsewhere, including:

•	compliance with differing or unexpected regulatory requirements for our products;
•	compliance with Israeli laws with respect to our wholly owned subsidiary, Immune Pharmaceuticals Ltd.;
•	difficulties in staffing and managing foreign operations;
•	foreign government taxes, regulations and permit requirements;
•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;
•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues;
•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;
•	changes in diplomatic and trade relationships; and
•	challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States.

These and other risks associated with our international operations in Israel and elsewhere may materially adversely affect our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s lease at 777 Old Saw Mill River Road, Tarrytown, NY, expired on March 31, 2014. From April 1, 2014 through July 31, 2014, the Company’s headquarters were relocated to 708 Third Avenue, New York, NY, 10017. Effective August 1, 2014, the Company’s headquarters were relocated to Cambridge Innovation Center, 1 Broadway, 14th Floor, Cambridge, MA 02142. The aggregate monthly rental payment for such lease was approximately $1 per month; the lease can be terminated after a 30 days’ notice. In October 2014, the Company signed a one-year lease for a corporate apartment in Long Island, NY, for a total monthly cost of $3. In February 2015, the Company’s headquarters were relocated to 430 East 29th Street, Suite 940, New York, NY 10016. The aggregate monthly rental payment for such lease is approximately $17 per month and the lease expires in 2020. The Company’s lease of office space at 15 Abba Even, Herzliya, Israel, expired on December 31, 2013 and it had entered into a new, three-year, agreement for the lease of office space at 11 Galgalei HaPlada, Herzliya, Israel, effective as of December 15, 2013. The aggregate monthly rental payment for such lease is approximately $6 per month. The Company’s lease of laboratory space in Rehovot, Israel expired in March 2014 and was not renewed. For the years ended December 31, 2014 and 2013, the Company recorded rent expense of $158 and $100, respectively.

 ITEM 3. LEGAL PROCEEDINGS

On November 25, 2008, plaintiffs Kenton L. Cowley and John A. Flores filed a complaint against EpiCept Corporation in the United States District Court, New Jersey, which was transferred on March 20, 2009 to the United States District Court for the Southern District of California. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud, and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. On December 1, 2008, Drs. Kenton Crowley and John Flores filed suit against the Company for breach of contract, breach of the covenant of good faith and fair dealings, fraud and rescission in connection with a patent assignment agreement entered by the parties in December 2001. Plaintiffs alleged that the Company breached the assignment agreement by failing to develop plaintiffs’ technology through FDA approval. The case was tried to a jury, which rendered a decision on March 23, 2015 in favor of the Company on all causes of action.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Capital Market under the symbol “IMNP” since August 21, 2014. Prior to August 21, 2014, our common stock was quoted on the OTCQX under the symbol “IMNP.” The last reported sale price for our common stock on April 13, 2015 was $1.87 per share.

The table below sets forth closing information on the range of high and low sales prices for our common stock as reported by The NASDAQ Capital Market since August 21, 2014 and the high and low bid prices for our common stock as reported on the OTCQX prior to August 21, 2014, during the periods indicated, with prices prior to August 25, 2013 adjusted to account for our 1-for-40 reverse stock split that occurred on that date.

.

	High	Low
2014
First Quarter	$5.65	$2.04
Second Quarter	5.21	2.51
Third Quarter	4.25	2.50
Fourth Quarter	3.29	1.81

2013
First Quarter	$4.80	$2.00
Second Quarter	3.60	2.00
Third Quarter	4.40	1.15
Fourth Quarter	2.70	1.60

The above quotations of the OTCQX, as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions. In addition, these quotations may not necessarily represent actual transactions.

Stockholders

As of April 13, 2015, there were approximately 267 stockholder of record of our 24,566,616 outstanding shares of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

However, our Preferred Stock carries a dividend of 8% per annum, based on the stated value of one thousand dollars per share of Preferred Stock, payable in cash or, at our option and subject to the satisfaction of certain conditions, in shares of common stock. Dividends on the Preferred Stock will accrue from the date of issuance and be paid on the date of conversion thereof.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

On the last day of each month of the fourth quarter of 2014, we issued to a consultant 3,191 shares of common stock for a total of 9,573 shares for services performed during the month.

On the first day of November and December 2014, we issued 10,000 shares of common stock for a total of 20,000 shares to various consultants for services performed during these months.

We issued 17,666 shares of common stock during the fourth quarter of 2014 for consulting services to various vendors for work performed by them during the quarter.

In November 2014, we accelerated the vesting of 433,333 restricted shares for Melini Capital Corp. and of 433,333 restricted shares previously granted to an existing investor. In January 2014, we entered into a consulting agreement with Melini Capital Corp. and granted it 600,000 restricted shares of our common stock, to vest monthly over three years.

The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as transactions by an issuer not involving any public offering inasmuch as the Company believes the acquirer is an accredited investor that acquired the securities for investment purposes and such securities were issued without any form of general solicitation or general advertising.

Convertible Bridge Note

On November 12, 2014, the Company received $1,000 in cash proceeds resulting from a bridge financing (“Bridge”) by an investor who previously invested $2,000 in August 2014. Under the agreement, the Company issued to the investor a convertible promissory note (the “Note”), bearing an annual interest rate of 12%. The Note was subordinated to the Company’s senior secured term loan from its lender, MidCap Financial. If the Company completed an offering of common stock prior to November 6, 2019, the maturity date of the Note, the balance remaining outstanding under the Note would automatically convert into shares of its common stock, at the price per share of common stock sold in its next financing transaction. In addition, as consideration for the bridge financing, the Company entered into a side letter and agreed that if the price per share in its next public offering was less than $4.00 per share (the subscription price paid by such investor in the August 2014 Financing), it will issue additional shares of common stock to the investor in an amount such that the total subscription price paid in August 2014, when divided by the total number of shares issued to such investor will result in an actual price paid per share of common stock equal to such lower price. As a result, in connection with our November 2014, underwritten public offering, the Note converted into 400,000 shares of common stock and warrants to purchase 100,000 shares of common stock, at an exercise price of $3.75 per share. We also issued an additional 300,000 shares such that the total subscription price paid in August 2014, when divided by the total number of shares issued to such investor will result in an actual price paid per share equal to $2.50, the latest price per unit in our November 2014 underwritten offering. The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as transactions by an issuer not involving any public offering inasmuch as the Company believes the acquirer is an accredited investor that acquired the securities for investment purposes and such securities were issued without any form of general solicitation or general advertising.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (including notes to the consolidated financial statements) and the other consolidated financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this report, actual results may differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

We are a clinical stage biopharmaceutical company focusing on the development and commercialization of targeted therapeutics, including monoclonal antibodies, or mAbs, nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. We favor a personalized approach to treatment, with the development and use of companion diagnostics. Our business model is enabled by a late stage Phase III ready specialty pharma drug, AmiKetTM and a pipeline of first in class monoclonal antibodies with a lead product candidate, Bertilimumab, and NanomAbs, a technology platform that allows the targeted delivery of chemotherapeutics into cancer cells.

Bertilimumab

Our lead product candidate, Bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in inflammation. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases. Bertilimumab has met the regulatory requirements for Phase II trials and we have obtained approval to initiate a placebo-controlled, double-blind Phase II clinical trial with Bertilimumab for the treatment of ulcerative colitis (UC) and a Phase II clinical trial for bullous pemphigoid (BP), an auto-immune dermatological orphan indication. Initiation of the UC trial is scheduled to commence in the second quarter of 2015. Initiation of the BP trial is expected to commence in the second quarter of 2015.

We have submitted an orphan drug application for BP to the FDA in October 2014. We expect that the FDA will review our application once a few patients have been treated with Bertilimumab in the phase II open label clinical trial.

In addition, we began planning to initiate the clinical development in several other indications, including Non-Alcoholic Steato-Hepatitis (NASH) in 2015.

We are planning to submit an IND in the second quarter of 2015 in order to expand our clinical program first in BP and then in other indications in the United States. We previously communicated with the gastro-enterological division of the FDA and submitted a pre-Investigational New Drug application, or IND, meeting request on October 14, 2012. The pre-IND application is an early communication with the FDA to obtain guidance on the data necessary to support an IND submission. In a meeting on February 6, 2012, the FDA provided guidance and support with respect to the development of Bertilimumab for the treatment of ulcerative colitis and Crohn's disease, including recommendations as to minor chemistry, manufacturing, controls and preclinical studies, that will need to be conducted before the IND is submitted and during Bertilimumab’s clinical development. We have attempted to address the recommendations of the FDA and have conducted multiple studies to strengthen our IND.

Following approval from regulatory authorities and hospital institutional review boards, or IRBs, we qualified sites in the third quarter of 2014 for the Phase II clinical trial for the treatment of bullous pemphigoid and the placebo controlled, double-blind Phase II clinical trial for the treatment of ulcerative colitis. To date, no patients have been enrolled in either clinical trial due to a quality control issue. We identified the presence of sub-visible particles in the finished product vials, which is a frequent issue with injectable and particularly biologic drugs. This type of issue is resolved in most cases at the site of drug administration through filtering and/or minor formulation changes. We have thoroughly investigated and successfully addressed this issue and now expect enrolling patients in the second quarter of 2015. In the third quarter of 2014, we started to manufacture a new good manufacturing practice (GMP) batch of Bertilimumab for the planned clinical trials. This batch is scheduled for release in early second quarter of 2015.

We also initiated in the third quarter of 2014 the development of a new cell line for the manufacturing of Bertilimumab. We intend to monitor the competitive performance of the cell line as compared to the current cell line and will conduct bridging studies should we elect to move forward with the new cell line. Results obtained to date suggested a significantly higher productivity of the cell line, supporting lower cost of goods, with high comparability of characteristics. While bridging to Bertilumimab manufactured with the new cell line prior to starting phase III clinical trials may induce some limited delays in our overall development plan, we believe that any delay is outweighed by the potential benefits of improved compliance with regulatory requirements, reduced costs of goods and potentially new intellectual property.

AmiKet

AmiKet is a prescription topical analgesic cream containing a formulation of two FDA-approved drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an N-methyl-D-aspartic acid, or NMDA, antagonist that is used as an intravenous anesthetic. AmiKet is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies. Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system, which includes nerves that run from the brain and spinal cord to the rest of the body. Because each of these ingredients has been shown to have significant analgesic effects and because NMDA antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe the combination is a good candidate for the development of a new class of analgesics. AmiKet has completed Phases I and II clinical trials involving 1,700 patients for the treatment of neuropathic pain. We believe that the entire neuropathic pain (“NP”) market is characterized by a high level of unmet need across all indications, and across the seven major markets: US, France, Germany, Italy, Spain, UK, and Japan. Moreover, the NP market is anticipated to grow during the forecast period, from $2.58 billion in 2012 to $3.53 billion in 2022, at a Compound Annual Growth Rate (CAGR) of 3.19%. We believe that AmiKet can be used effectively alone and in conjunction with orally delivered analgesics, such as gabapentin.

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

We are preparing for Phase III clinical trials and are looking for a development and commercialization partner for AmiKet. During the third and fourth quarters of 2014, we performed an integrated review of all existing safety and efficacy data and produced a New Drug Application enabling development plan.

European regulatory agencies have provided favorable guidance for our plans towards securing a Marketing Authorisation Application, or MAA, in PHN. We have submitted planned phase III clinical trials to the FDA and expect our commercial partner to initiate clinical trials in the United States in late 2015. We have finalized an in depth analysis of pricing and reimbursement of AmiKet’s commercial potential in the U.S. and Europe, as well as potential partnering structures. In late December 2014, we initiated a comprehensive process targeting the 20 most likely development and commercial partners with the objective of commercializing AmiKet. Several companies are in advanced due diligence and term sheet discussions. We continue to anticipate an agreement to develop and commercialize AmiKet during the second quarter of 2015. Additionally, in March 2015, we entered into an agreement to develop a topical nanoparticle formulation of AmiKet, which we expect will increase the market exclusivity through novel patents, allow clinical development in additional indications and increase the overall value of Amiket to us and our commercial partner. Although we believe that we will enter into an agreement with a development and commercial partner during either the second or third quarter of 2015, there can be no assurance that we will do so on favorable terms or at all.

NanomAbs Technology Platform

Our NanomAbs technology platform is an antibody-drug conjugate (“ADC”) platform capable of generating novel drugs with enhanced profiles, as compared to stand alone antibodies or ADCs. Antibodies are large, complex proteins produced by immune cells that bind to and help eliminate foreign and infectious agents in the body. Antibodies are Y-shaped, composed of two arms that recognize a unique part of the foreign target, called an antigen, and a stem that triggers the activation of additional immune cells. Monoclonal antibodies bind to a specific site in the antigen and can be designed to target specific cells and portions of cells that are involved in human diseases in order to neutralize their function or eliminate them completely. The main advantage of mAbs is their high selectivity and specificity to their target, which typically results in lower toxicity as compared to small molecule drugs. Our NanomAbs technology conjugates mAbs to drug loaded nanoparticles to target the drugs to specific cells. NanomAbs selectively accumulate in diseased tissues and cells, resulting in higher drug accumulation at the site of action with minimal off-target exposure. We are building a longer-term pipeline of NanomAbs for the treatment of cancer and may enter into collaborative agreements with other companies to acquire complementary drugs or technologies to accelerate the development of NanomAbs drug candidates.

Crolibulin

Crolibulin is a novel small molecule vascular disrupting agent, or VDA, and apoptosis inducer for the intended treatment of patients with solid tumors. Crolibulin is being studied by the National Cancer Institute in a Phase I/II trial for the treatment of anaplastic thyroid cancer (“ATC”). Crolibulin has shown promising vascular targeting activity with potent anti-tumor activity in pre-clinical in vitro and in vivo studies and in a Phase I clinical trial. The molecule has been shown to induce tumor cell apoptosis and selectively inhibit growth of proliferating cell lines, including multi-drug resistant cell lines. Murine models of human tumor xenografts demonstrated Crolibulin inhibits growth of established tumors of a number of different cancer types. In preclinical animal tumor models, combination therapy has demonstrated synergistic activity with cytotoxic drugs as well as anti-angiogenic drugs. This may support further development of Crolibulin in a variety of cancers other than ATC, including but not limited to refractory ovarian cancer and neuro-endocrine tumors.

Recent Developments

November 2014 Underwritten Public Offering

On November 25, 2014, we completed an underwritten public offering of 3,450,000 units, with each unit consisting of (i) one share of the Company’s common stock, and (ii) a warrant to purchase 0.25 of a share of common stock, at a public offering price of $2.50 per unit, less underwriting discounts and commissions (the “November 2014 Offering”). The warrants are exercisable for a period of three years following the issuance, at an exercise price of $3.75 per a whole share. On November 26, 2014, we completed the underwriter’s partial exercise of the over-allotment option to purchase additional 459,697 units in connection with the Offering. The shares of common stock and warrants were mandatorily separable immediately upon issuance.

The net proceeds to us were approximately $8,645, including the partial exercise of the over-allotment option and after deducting underwriting commissions and discounts and expenses of the Offering.

Convertible Bridge Note

  On November 12, 2014, we received a $1,000 in cash proceeds resulting from a bridge financing (“Bridge”) by an investor who previously invested $2,000 in August 2014. Under the agreement, we issued to the investor a convertible promissory note, bearing an annual interest rate of 12%. The Note was subordinated to our senior secured term loan from our lender, MidCap Financial. In addition, as consideration for the bridge financing, we agreed that if the price per share in our next public offering is less than the $4.00 per share (the subscription price paid by such investor in the August Investment), we will issue additional shares of common stock to the investor in an amount such that the total subscription price paid in August 2014, when divided by the total number of shares issued to such investor will result in an actual price paid per share of common stock equal to the price of the latest offering. In connection with our November 2014 underwritten public offering, the Note converted into 400,000 shares of our common stock and warrants to purchase 100,000 shares of common stock, at an exercise price of $3.75 per share. We also issued an additional 300,000 shares such that the total subscription price paid in August 2014, when divided by the total number of shares issued to such investor will result in an actual price paid per share equal to $2.50, the latest price per unit in our November 2014 underwritten offering.

In November 2014, we accelerated the vesting of 433,333 restricted shares for Melini Capital Corp. and of 433,333 restricted shares previously granted to an existing investor. In January 2014, we entered into a consulting agreement with Melini Capital Corp. and granted it 600,000 restricted shares of our common stock, to vest monthly over three years. Mr. Daniel Kazado, the chairman of our board of directors, is affiliated to Melini Capital Corp.

March 2014 Private Placement, Conversion Price Reset, Anti-Dilution Adjustments and Restated Warrants

On March 10, 2014, we signed agreements to raise $11,720 (“March 2014 Financing”) through the sale of our designated Series C 8% Convertible Preferred Stock (the “Preferred C Stock”), convertible into shares of our common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering of at least $10,000, a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of our shares of common stock, at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect (collectively, the “March 2014 Warrants”). One investor defaulted on payments of $1,000 under a short-term promissory note, resulting in rejection of the investor’s participation in March 2014 Financing. A total of $384 received from that investor in the second quarter of 2014 was applied in the August 2014 financing. In addition, two board members who participated in the March 2014 Financing and paid for their securities by fees earned for service as members of the board of directors, reduced their subscriptions by $20 each, resulting in the cancellation of an aggregate of 40 shares of Preferred C Stock and the related warrants.

The Preferred C Stock carries a dividend of 8% per annum, based on the stated value of $1,000 per share of Preferred C Stock, payable in cash or, at our option and subject to the satisfaction of certain conditions, in our shares of common stock. Dividends on the Preferred C Stock accrue from the date of issuance and are paid on the date of conversion thereof. As of December 31, 2014, a total of $256 was recorded for dividend liability. In total, we issued 10,680 shares of Preferred C Stock, 1,680,945 March 2014 Warrants at an exercise price of $4.25 and 1,680,945 March 2014 Warrants at an exercise price of $5.10. We received total net proceeds of approximately $10,171 after deduction of related fees and expenses and shares issued to settle liabilities.

The March 2014 Warrants were accounted for as a derivative liability, as both the exercise price and the number of warrants issued is subject to certain anti-dilution adjustments. Therefore, on agreement date, the March 2014 Warrants were recorded at their fair value of $7,404. The Preferred C Stock was recorded as the difference between overall consideration and the fair value of the March 2014 Warrants on grant date. A total amount of $3,096 was accounted for as mezzanine equity according to ASC 480 “ Distinguishing Liabilities from Equity ”, as such shares bear clauses allowing for a future adjustment to the number of shares issued to investors. As per above, such adjustment may only increase the number of shares issued, as the conversion price may only be reduced from the initially set level of $3.40.

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

During the three month period ended June 30, 2014, prior to its reclassification out of mezzanine into equity, 4,168 shares of Preferred C Stock were converted into 1,529,262 shares of the Company’s common stock. In addition, during the six-month period ended December 31, 2014, after reclassification from mezzanine to equity, certain investors elected to convert an additional 3,680 shares of Preferred C Stock. As a result, 1,446,057 shares of common stock were issued by the Company during the fiscal year ended December 31, 2014.

On June 23, 2014, the holders agreed to amend the Corporation’s Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred C Stock (“Certificate of Designations”). Pursuant to the amendment, the holders of the Preferred C Stock are entitled, subject to the limitations on beneficial ownership contained in the Certificate of Designation, to vote on all matters as to which holders of our shares of common stock (the “Common Stock”) are entitled to vote. Each share of Preferred C Stock entitles its holder to such number of votes per share equal to the number of shares of Common Stock, which would be obtained upon the conversion of such share of Preferred C Stock as if converted at market value of the Common Stock on the date of issuance. In addition, pursuant to the amendment, in the event of future adjustments, the conversion price of the Preferred C Stock will not be less than $0.25. As a result of the amendment, all then outstanding Preferred C Stock, in the total value of $1,887, were reclassified from mezzanine equity into the stockholders equity.

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

The June Warrants were valued at $441, using the Black-Scholes option pricing model, using the following assumptions: volatility of 81.38%, risk free interest rate of 0.45%, grant date stock price of $2.60, expected term of 2 years and 0% dividend yield. The June Warrants were accounted for within stockholders equity. We accounted for the amendment of our Preferred C Stock, classified as mezzanine equity prior to such amendment, as a modification of terms, as the additional fair value granted to investors for such modification was less than 10% of pre-amendment value of Preferred C Stock. As such, as of December 31, 2014, we recognized $441, which is the total value of our June Warrants, as a deemed dividend.

On August 13, 2014, pursuant to an amendment agreement, we and all of the holders of our March 2014 Warrants agreed to amend and restate the March 2014 Warrants to remove all anti-dilution provisions, and make certain other changes, in consideration for which, the exercise prices were reduced from $3.39 to $3.00 and from $4.07 to $3.50, and the number of warrants was increased from 2,108,938 to 2,381,342 and from 2,108,938 to 2,449,380, respectively. In addition, we issued to such holders a total of 224,127 of our unregistered shares of common stock (“Amendment Agreement”).

We accounted for the Amendment Agreement using the guidance in ASC 815 “Derivatives and Hedging” and ASC 470-50 “Debt — Modifications and Extinguishments”. Under ASC 470-50-40, as the overall modification was significant, extinguishment accounting was applied. As such, the difference between the fair value of the March 2014 Warrants just prior to the amendment and the fair value of the restated warrants and the restricted shares of common stock issued to investors, is to be recognized as a gain or a loss. As of August 13, 2014, the fair value of the original March 2014 Warrants was determined to be $7,882, the fair value of the restated warrants was determined to be $10,202 and the value of the unregistered shares of common stock was $825. As a result, a non-operating expense of $3,145 was recorded in the statement of operations to reflect the extinguishment. In addition, a total non-operating expense of $2,322 was recorded in the third quarter of 2014, representing the revaluation of the derivative March 2014 Warrant to its fair value just prior to its amendment on August 13, 2014. Since the warrants no longer contain the anti-dilution protection provisions after the amendment, they are no longer classified as liabilities, and therefore the fair value of the restated March 2014 Warrants of $10,202 was reclassified to stockholders’ equity.

The fair value was estimated using the Monte Carlo simulation and the Black-Scholes Model. The following assumptions were used to value the original warrants: volatility: 74.80%, share price: $4.11, risk free interest rate: 0.46%-0.52%, expected term: 2.50 years and dividend yield: 0%. The following assumptions were used to value the restated warrants: volatility: 74.40%, share price: $4.11, risk free interest rate: 0.71%, expected term: 2.03-2.08 years and dividend yield: 0%.

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

On March 10, 2015, in accordance with the terms of our Series C Preferred Stock (”Preferred C stock”), the conversion price of the Preferred C Stock was reduced to $1.51, which is 85% of the average of the 20 closing prices of the common stock immediately prior to such date. Consequently, as of March 10, 2015, an additional 710,015 shares of common stock are issuable upon the conversion of the Preferred C Stock, and an additional 64,187 shares are issuable as payment for dividends thereon (the dividend amount represents the annual 8% accrual for the additional common stock shares to be issued due to triggering event).

As of December 31, 2014, we had 2,832 shares of Preferred C Stock issued and outstanding which are convertible into an aggregate of 1,165,432 shares of common stock at a conversion price of $2.43 per share.

On April 14, 2015 the line of credit was amended to waive Melini’s right to terminate the line for one year from the amendment date or the completion of a new capital raise in excess of $5,000, if earlier.

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

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include impairment and amortization of long lived assets (including intangible assets and In-process research and development (“IPR&D”)), stock based compensation, valuation of options, warrants, derivative liabilities and income taxes. Actual results could differ from those estimates.

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

Stock-based compensation

The Company recognizes compensation expense for all equity-based payments. Stock-based compensation issued to employees is accounted for under ASC 718-10, “Compensation- Share Compensation” (“ASC 718-10”). The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718-10. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The Company accounts for share-based transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 718-10 and ASC 505-50, “ Equity - Based Payments to Non-Employees ”. The two factors that most affect charges or credits to operations related to share-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is quarterly re-measured and income or expense is recognized during the vesting terms.

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

In-Process Research and Development

In-process research and development represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

As part of the Merger, the Company acquired the drug candidate AmiKet, and valued the asset at $27,500 as of the acquisition date. The Company periodically performs an analysis to determine whether the carrying value of the asset has been impaired based on facts and circumstances in existence as of that date. The Company completed an impairment analysis, which was triggered by the publication of certain results of a third party trial of AmiKet in chemotherapy induced neuropathic pain (CIPN), which concluded that the drug candidate was not statistically effective on certain clinical end points. The Company determined that no impairment had occurred. The Company does not expect the results of this trial to have a future impact on the carrying value of this asset, since no other neuropathic pain drug has been approved for CIPN and other AmiKet trials have shown efficacy and safety, competitive with market leaders, particularly in post-herpetic neuralgia, which the Company sees as the lead indication for Phase III clinical development and for potential regulatory approval. This determination is supported by the anticipated period of market exclusivity for which the drug will be eligible if approved as a designated orphan drug, the encouraging Phase II clinical trials in that indication, the anticipated success of Phase III clinical trials, as well as the expected commercial positioning of AmiKet if it is approved.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. The Company is required to file income tax returns in the appropriate U.S. federal, state and local jurisdictions, including Boston, Massachusetts, New York State and City, and in Israel. All of the tax years from Inception to date are still open for the Company and its subsidiaries.

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of December 31, 2014 and 2013, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

ASC 740 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, which criteria is a matter of significant judgment. The Company has gross liabilities recorded of $50 and $40 for the years ended December 31, 2014 and 2013 to account for potential state income tax exposure.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This ASU requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-15 on its financial statements.

In April 2015, FASB issued ASU 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for the Company beginning in the first quarter of 2017. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2015-03 on its financial statements.

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

Revenues

	Years ended December 31,
	2014	2013	Change

Revenue	$2	$19	$(17)

Revenues for the year ended December 31, 2014 were $2 a decrease of $17 from $19 from the year ended December 31, 2013. Our revenue to date has consisted of government grants and royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing Bertilimumab, our Phase II drug candidate, for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing Bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed the development of Bertilimumab, NanomAbs or other drug candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We initiated in late December 2014 a partnering process for phase III clinical trials and commercialization of AmiKet.

Research and development expense

	Years ended December 31,
	2014	2013	Change

Research and development expense	$5,640	$3,571	$2,069

Research and development expense increased by $2,069, or 58%, for the year ended December 31, 2014 to $5,640, compared with $3,571 for the year ended December 31, 2013. The increase in research and development expense was mainly due to an increase in outsourced manufacturing and consulting costs of $1,253, related to the commencement of our Phase II clinical trials, and an increase in stock-based compensation cost of $910.

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

General and administrative expense

	Years ended December 31,
	2014	2013	Change

General and administrative expense	$10,725	$5,448	$5,277

General and administrative expense increased by $5,277, or 97%, for the year ended December 31, 2014 to $10,725, compared with $5,448 for the year ended December 31, 2013. The increase was primarily attributable to two items. Stock-based compensation expense increased by $2,241 or 73% to $5,295 for the year ended December 31, 2014 compared to $3,054 for the year ended December 31, 2013. Additionally, professional and related fees increased by $2,272 primarily due to various legal expenses as well as an increase in accounting and consulting services.

Non-operating income (expense)

	Years ended December 31,
	2014	2013	Change

Non-operating income (expense)	$(7,187)	$3,251	$(10,438)

Our net non-operating expenses increased $10,438 to $7,187 for the year ended December 31, 2014 compared to net non-operating income of $3,251 for the year ended December 31, 2013.

Interest expense increased by $3,099, to $3,404 for the year ended December 31, 2014 from $305 for the year ended December 31, 2013. This is primarily due to a $2,217 charge to interest expense for the accelerated vesting of restricted stock recorded as debt issuance costs, as well as expensing of the debt discount of $670 due to the conversion of the 2014 November convertible promissory note. Derivative liability expense increased $484, primarily due to valuing the Company’s derivative liability’s related to the warrants issued in conjunction with our Series C Preferred stock and the 2014 November convertible promissory note. Warrant amendment expense increased $2,411 as compared to the prior year. Other expenses increased by $37 to $80 for the year ended December 31, 2014 from $43 from the year ended December 31, 2013, and primarily due to foreign exchange related charges.

Deemed Dividends

We accounted for the amendment of our Preferred C Stock, classified as mezzanine equity prior to such amendment, as a modification of terms, as the additional fair value granted to investors for such modification was less than 10% of pre-amendment value of Preferred C Stock. As such, on June 23, 2014, we recognized the value of June Warrants, in the total amount of $441 as a deemed dividend. In addition, an accrued dividend liability for investors of Preferred C Stock of $256, for the year ended December 31, 2014 was recorded as a deemed dividend. Furthermore, in September 2014, our board of directors agreed to extend the expiration date of 235,333 warrants, at an exercise price of between $3.36 and $4.20 until December 31, 2015. As a result, we recorded the incremental value of $172 as a deemed dividend.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements. We have no guarantees or obligations other than those, which arise, out of our ordinary business operations.

Liquidity and Capital Resources

	As of	As of
	December 31,	December 31,
	2014	2013	Change

Cash and cash equivalents	$6,767	$49	$6,718
Working capital deficit	$(530)	$(11,001)	$10,471
Notes and loans payable, current portion	$(2,011)	$(1,546)	$(465)

Our ability to continue as a “going concern” is dependent on a combination of several of the following factors: our ability to generate revenues and raise capital, the exercise in cash of warrants by holders and access to an established credit line. We have limited capital resources and our operations, since Inception, have been funded by the proceeds of equity and debt financings.  As of December 31, 2014, we had $6,767 in cash and cash equivalents. We have access to a $5,000 revolving line of credit, which we obtained from a related party in April 2014, or the Credit Line, which may become available to the Company within four weeks from an official request. If the Credit Line becomes unavailable for any reason, and we fail to raise additional capital, we may be forced to scale back or eliminate some or all of our research and development programs.

On October 3, 2014, we filed a “shelf” registration statement on Form S-3 (Registration No. 333-198647) to allow us to issue, from time to time at prices and on terms to be determined at or prior to the time of the offering, up to $75,000 of any combination of a variety of equity and debt securities, including common stock, preferred stock, debt securities, and warrants. The registration statement was declared effective on October 28, 2014. There is no assurance that financing will be available to us in a timely manner, on favorable terms, or at all. If we do not raise capital timely and successfully, do not generate revenues, warrants are not exercised or the Credit Line is not available, there is substantial doubt about our ability to continue as a “going concern.”

On November 25, 2014, we completed an underwritten public offering of 3,450,000 units, with each unit consisting of (i) one share of the Company’s common stock, and (ii) a warrant to purchase 0.25 of a share of common stock, at a public offering price of $2.50 per unit, less underwriting discounts and commissions (the “Offering”). The warrants are exercisable for a period of three years following the issuance, at an exercise price of $3.75 per a whole share. On November 26, 2014, we completed the underwriter’s partial exercise of the over-allotment option to purchase 459,697 units in connection with the Offering. The shares of common stock and warrants were mandatorily separable immediately upon issuance.

The net proceeds to the Company were approximately $8,645, including the exercise of the over-allotment option and after deducting underwriting commissions and discounts and estimated expenses payable by the Company associated with the offering.

On November 12, 2014, we received a $1,000 in cash proceeds resulting from a bridge financing by an investor who previously invested $2,000 in August 2014. In connection with our November 2014 Offering, the Note converted into 400,000 shares of our common stock and warrants to purchase 100,000 shares of common stock, at an exercise price of $3.75 per share. We also issued an additional 300,000 shares such that the total subscription price paid in August 2014, when divided by the total number of shares issued to such investor will result in an actual price paid per share equal to $2.50, the latest price per unit in our November 2014 underwritten offering.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. In March 2014, we raised $10,171 net, through the sale of 10,680 units consisting of one share of Preferred C Stock and two types of warrants. In November 2014, we raised $8,645 in net proceeds from the public offering. We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. As an alternative source of liquidity, we are exploring acquisition opportunities, which would be dilutive to our existing stockholders. In addition, we may pursue a financing. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow.

We have devoted substantially all of our cash resources to research and development programs and incurred significant general and administrative expenses to enable us to finance and grow our business and operations. To date, we have not generated any significant revenues and may not generate any such revenue for a number of years, if at all. The Company has an accumulated deficit of $45,829 as of December 31, 2014 and we anticipate that we will continue to incur operating losses in the near future.

Working Capital

Our working capital deficit at December 31, 2014 amounted to $530 consisting of current assets of $6,887 and current liabilities of $7,417. This represents a positive change in working capital of $10,471 from a working capital deficit of $11,001 at December 31, 2013. The improvement is primarily the result of $10,171 raised in the March 2014 Financing, net, and $8,645 raised in the November 2014 Offering, net, offset by cash used in our business operations.

Current and Future Liquidity Position

Since our inception on July 11, 2010 (“Inception”), we incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. For the year ended December 31, 2014, we incurred net losses of $23,550 and a total accumulated deficit of $45,829. Our existing cash at December 31, 2014, together with the $5,000 revolving line of credit we obtained from a related party in April 2014 is sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements in the next twelve months. Our ability to continue as a going concern is predicated upon being able to draw down on the $5,000 revolving line of credit. If such line were not available, we will not be able to support our current level of operations for the next twelve months. We will require additional financing in order to continue at our expected level of operations. If we fail to obtain needed capital, we will be forced to delay, scale back, partner out or eliminate some or all of our research and development programs, which could result in an impairment of our intangible assets.

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

We cannot be certain that additional funding of any kind will be available upon acceptable terms, or at all. Should we raise additional capital by issuing equity securities, our then-existing stockholders will likely experience further significant dilution. Our sales of equity have generally included the issuance of warrants, and if these warrants are exercised in the future, stockholders may experience significant additional dilution. We may not be able to raise additional capital through the sale of our securities, which would force us to curtail our operations. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. Given our available cash resources, existing indebtedness and results of operations, obtaining debt financing may not be possible. To the extent that we raise additional capital through collaboration and licensing arrangements, it may be necessary for us to relinquish valuable rights to our product candidates that we might otherwise seek to develop or commercialize independently.

	Year Ended December 31,
	2014	2013	Change

Net cash used in operating activities	$(13,864)	$(3,868)	$(9,996)
Net cash provided by (used in) investing activities	$117	$(1,132)	$1,249
Net cash provided by financing activities	$20,465	$4,954	$15,511

Operating Activities

Net cash used in operating activities for the year ended December 31, 2014 was $13,864 compared with net cash used in operating activities of $3,868 used in the year ended December 31, 2013. The increase in operational cash burn is primarily due to the settlement of liabilities assumed as part of the Merger, as well as repayment of accrued payments to vendors and related parties delayed up until the closing of the March 2014 Financing. In addition, compared to the year ended December 31, 2013, the post-Merger company had an increased level of operations, resulting in increased operational burn.

Our net cash used in operating activities could increase if we engage in future business development activities. As we expect to move towards revenue generation in the future, we expect that these amounts will be offset over time by the collection of revenues.

Investing Activities

During the year ended December 31, 2014, our net cash provided by investing activities amounted to $117 and included the acquisitions of office equipment, in the total amount of $23 offset by a decrease of $140 in our restricted cash. In the year ended December 31, 2013, net cash used in investing activities consisted primarily from the cost of investment in pre-Merger Immune Ltd. These funds were considered a part of the purchase price of the Merger.

We expect that net cash used in investing activities will increase should we acquire additional intellectual property, assets and invest surplus cash, according to our investment policy.

Financing Activities

During the year ended December 31, 2014, our net cash provided by financing activities included cash provided by the March 2014 Financing, the private placements in August and September of 2014, the November 2014 underwritten public offering, the November 2014 convertible promissory note, and the exercise of options and warrants totaling of $22,451, and repayment of loans the amount of $1,486. In addition, during the year ended December 31, 2013, we raised $4,368 through the issuance of shares and warrants to our investors.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our management concluded that as of December 31, 2014, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of December 31, 2014 (discussed in paragraph (b) to this Item 9A), which we view as an integral part of our disclosure controls and procedures.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s Chief Executive Officer and Chief Financial Officer and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. Management’s assessment identified the following material weaknesses in the company’s internal control over financial reporting: lack of sufficient personnel and processes to adequately and timely process and approve certain financial transactions and significant contracts, and adequately and timely record certain complex financial transactions.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of December 31, 2014, the company’s internal control over financial reporting was not effective based on those criteria.

Management has identified and began to implement certain remediatory measures, including a more rigorous and timely review of complex agreements prior to their execution, that is intended to reasonably assure management that its disclosure controls and procedures are effective and the hiring of finance personnel. These measures also include staff training, an expanded review of our outstanding agreements, and the implementation of additional entity level controls to ensure timely reviews of agreements pre- and post-execution. Remediation efforts will continue through the next several financial close cycles until such time as management is able to conclude that its remediation efforts are operating and effective.

(c)	Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 28, 2015, Daniel G. Teper, our Chief Executive Officer, and Immune Pharmaceuticals Ltd. terminated, effective as of January 1, 2015, Mr. Teper’s employment agreement with Immune Pharmaceuticals Ltd, pursuant to which Mr. Teper was paid, among other benefits, an annual base salary of $100. In connection with the termination, Mr. Teper and Immune Pharmaceuticals Inc. amended Mr. Teper’s employment agreement. Pursuant to the amendment, effective as of January 1, 2015, Mr. Teper’s annual base salary increased from $260 to $360.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Officer and Director Compensation” and “Management and Corporate Governance” and is incorporated by reference in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” and is incorporated by reference in this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm” and is incorporated by reference in this Item 14.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. For the financial statements included in this annual report, see “Index to the Financial Statements” on page F-1.

(a)(2) Financial Statement Schedules. All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits. The list of exhibits filed as a part of this annual report is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated November 20, 2014, by and between Immune Pharmaceuticals Inc. and National Securities Corporation, as representative of the several underwriters named in Schedule VI thereto (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed November 20, 2014).
2.1	Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, by and among EpiCept Corporation, EpiCept Israel Ltd. and Immune Pharmaceuticals Ltd.; Amendment to Merger Agreement and Plan of Reorganization, dated as of November 27, 2012; Amendment No. 2 to Merger Agreement and Plan of Reorganization, dated as of February 11, 2013; Amendment No. 3 to Merger Agreement and Plan of Reorganization, dated as of March 14, 2013; and Amendment No. 4 to Merger Agreement and Plan of Reorganization, dated as of June 17, 2013; (incorporated by reference to our Definitive Proxy Statement on Form DEF 14A filed June 18, 2013).
2.2	Agreement and Plan of Merger, dated as of September 6, 2005, among EpiCept Corporation, Magazine Acquisition Corp. and Maxim Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Maxim Pharmaceuticals Inc.’s Current Report on Form 8-K filed September 6, 2005).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed May 21, 2008).
3.2	Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 9, 2009).
3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January14, 2010).
3.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 21, 2013).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 11, 2014).
3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 23, 2014).
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 18, 2010).
4.1	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed July 1, 2010).
4.2	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed July 1, 2010).
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 10, 2009).
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 19, 2009).
4.4	Common Stock Purchase Warrant, dated August 23, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 29, 2013).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed March 11, 2014).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 23, 2014).
4.7	Form of Restated Series A Warrant and Restated Series B Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 14, 2014).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 20, 2014).
10.1	Loan and Security Agreement, dated May 27, 2011, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 31, 2011).

10.2	Consent Agreement, dated June 18, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 21, 2012).
10.3	First Amendment to Loan and Security Agreement, dated August 27, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 31, 2012).
10.4	Second Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 1, 2013).
10.5	Third Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated August 23, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 29, 2013).
10.6	Fourth Amendment, Consent and Waiver to Loan and Security Agreement by and among Immune Pharmaceutical Inc., Maxim Pharmaceuticals Inc., Cytovia, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed March 11, 2014).
10.8†	Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 30, 2007).
10.10†	Immune Pharmaceuticals Inc. 2013 Stock Ownership and Option Plan (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed September 2, 2014).
10.14†	Form of incentive stock option granted under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 filed September 2, 2014).
10.15†	Form of 102 capital gains stock option award agreement, granted in Israel, under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 filed September 2, 2014).
10.11†	Employment Letter Agreement, dated June 4, 2014, by and between Immune Pharmaceuticals Inc. and Daniel G. Teper (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 6, 2014).
10.12†	Employment Agreement dated as of September 1, 2011, between Immune Pharmaceuticals Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed April 9, 2014).
10.13†	Amendment to Employment Agreement, dated June 23, 2014, by and between Immune Pharmaceuticals Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed August 14, 2014).
10.16†	Form of Indemnification Agreement between EpiCept Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1/A filed April 28, 2005).
10.18†	Settlement Agreement and General Release with our former Chief Medical Officer, Dr. Stephane Allard dated March 11, 2014 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed April 9, 2014).
10.19	Reset Offer, dated September 24, 2012, by and among EpiCept Corporation and the holders of warrants issued in the Securities Purchase Agreements dated February 8, 2012 and March 28, 2012. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 27, 2012).
10.20	Securities Purchase Agreement, dated March 10, 2014, by and among the Company and the Purchasers part thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 11, 2014).
10.21	Services Agreement, dated as of August 6, 2013, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 19, 2013).
10.22	Option Agreement, dated as of August 10, 2013, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 19, 2013).
10.23	Transition Service Agreement between EpiCept Corporation and Keith L. Brownlie dated August 20, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 26, 2013).

10.24	Transition Service Agreement between EpiCept Corporation and Alan Dunton dated August 20, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 26, 2013).
10.25	Transition Service Agreement between EpiCept Corporation and Robert G. Savage dated August 20, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 26, 2013).
10.26	Cooperation Agreement, dated June 18, 2012, by and among Meda AB, EpiCept Corporation and EpiCept GmbH (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed June 21, 2012).
10.27	Consulting Services Agreement, dated as of August 10, 2013, by and between Immune Pharmaceuticals Ltd. and Jean Elie Kadouche (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed November 19, 2013) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed April 9, 2014).
10.28	Research and License Agreement dated as of April 6, 2011, by and between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed April 9, 2014).
10.29	First Amendment to the Research and License Agreement, dated September 26, 2011, between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed April 9, 2014).
10.30±	Product Sublicense Agreement dated as of December 7, 2010, by and between Immune Pharmaceuticals Ltd., Immune Pharmaceuticals Corporation and iCo Therapeutics Incorporated (incorporated by reference to Exhibit 10.30 to our Amendment No. 2 to our Annual Report on Form 10-K filed October 3, 2013).
10.31	Assignment Agreement, dated as of March 28, 2012, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed April 9, 2014).
10.32	Assignment Agreement Amendment, dated as of February 8, 2014, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed April 9, 2014).
10.33	Sublicense Agreement, dated as of August 27, 1999, between Epitome Pharmaceuticals Limited (Dalhousie University) and American Pharmed Labs, Inc. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed May 3, 2005).
10.34	License Agreement, dated as of March 1, 2004, by and between Shire Biochem Inc., Maxim Pharmaceuticals, Inc. and Cytovia, Inc., as amended (incorporated by reference to Exhibit 10.1 to each of Maxim Pharmaceuticals, Inc.’s Quarterly Reports on Form 10-Q filed May 7, 2004 and May 5, 2005, respectively).
10.35	Waiver and Amendment to License Agreement, dated as of April 3, 2014, by and between Immune Pharmaceuticals Inc. and Dalhousie University (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed April 9, 2014).
10.36	Revolving Line of Credit, dated as of April 17, 2014, by and between Immune Pharmaceuticals Inc. and Melini Capital Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 11, 2014).
10.37	Form of Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K on Form 8-K filed August 14, 2014).
10.38*	Lease Agreement, dated as of December 30, 2014, by and between Immune Pharmaceuticals Inc. and ARE-East River Science Park, LLC.
10.39†	Employment Letter Agreement dated January 21, 2015, by and between Immune Pharmaceuticals Inc. and Gad Berdugo (incorporated by reference to Exhibit 10.1 to our Form 8-K on Form 8-K filed January 21, 2015).
10.40	License Agreement, dated as of December 18, 2003, by and between Endo Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed May 3, 2005).
10.41†*	First Amendment to Employment Agreement, dated February 28, 2015, by and between Immune Pharmaceuticals Inc. and Daniel G. Teper.
10.42†*	Termination Agreement and General Release, dated February 28, 2015, by and between Immune Pharmaceuticals, Ltd. and Daniel G. Teper.
21.1*	List of Subsidiaries of Immune Pharmaceuticals Inc.

23.1*	Consent of EisnerAmper LLP.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBLR Instance Document
101.SCH*	XBLR Taxonomy Extension Schema Document
101.CAL*	XBLR Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBLR Taxonomy Extension Definition Linkbase Document
101.LAB*	XBLR Taxonomy Extension Label Linkbase Document
101.PRE*	XBLR Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

± Confidential treatment has been granted with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Dr. Daniel G. Teper
Dr. Daniel G. Teper
Chief Executive Officer
April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/Dr. Daniel G. Teper	Chief Executive Officer (Principal Executive Officer)	April 15, 2015
Dr. Daniel G. Teper

/s/ Gad Berdugo	Chief Financial Officer — Senior Vice President, Finance and	April 15, 2015
Gad Berdugo	Administration, Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Kazado	Director	April 15, 2015
Daniel Kazado

/s/ Rene Lerer	Director	April 15, 2015
Rene Lerer

/s/ Dr. Cameron Durrant	Director	April 15, 2015
Dr. Cameron Durrant

/s/ Elliot M. Maza	Director	April 15, 2015
Elliot M. Maza

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Immune Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Immune Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immune Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

April 15, 2015

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$6,767	$49
Restricted cash	21	81
Other current assets	99	137
Total current assets	6,887	267
Restricted cash, net of current portion	-	80
Property and equipment, at cost, net of $51 and $26 accumulated depreciation, as of December 31, 2014 and December 31, 2013, respectively	41	47
In-process research and development	27,500	27,500
Intangible assets, net	3,415	3,607
Security deposit	21	-
Total assets	$37,864	$31,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,243	$5,181
Accrued expenses	4,133	3,572
Due to related parties	30	469
Notes and loans payable, current portion	2,011	1,546
Deposits for future financing	-	500
Total current liabilities	7,417	11,268
Grants payable	469	521
Notes and loans payable, net of current portion	1,564	3,359
Deferred tax liability	10,870	10,870
Total liabilities	20,320	26,018

Commitments and contingencies

Stockholders’ Equity
Series C Preferred stock, par value $0.0001; 15,000 shares authorized, 4,320 shares available for issuance, 2,832 and 0 shares issued and outstanding, as of December 31, 2014 and December 31, 2013, respectively	821	-
Undesignated preferred stock, par value $0.0001; 4,985,000 shares authorized, 4,981,935 shares available for issuance, none issued and outstanding, as of December 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $.0001 par value; authorized 225,000,000 shares; 23,975,358 and 13,276,037 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	2	1
Additional paid-in capital	62,550	27,761
Accumulated deficit	(45,829)	(22,279)
Total stockholders’ equity	17,544	5,483
Total liabilities and stockholders’ equity	$37,864	$31,501

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For The Years Ended
	December 31,
	2014	2013

Revenue	$2	$19

Costs and expenses:
Research and development	5,640	3,571
General and administrative	10,725	5,448
Total costs and expenses	16,365	9,019
Loss from operations	(16,363)	(9,000)

Non-operating income (expense):
Interest expense	(3,404)	(305)
Derivative liability expense	(558)	(74)
Warrant amendment expense	(3,145)	(734)
Liquidation preference granted to founder	-	(2,037)
Gain on bargain purchase	-	6,444
Other income (expense), net	(80)	(43)
Total non-operating income (expense):	(7,187)	3,251
Net loss before income taxes	(23,550)	(5,749)
Income tax expense	-	(11)
Net loss	(23,550)	(5,760)
Deemed dividend	(616)	(932)
Dividend Series C preferred shares	(256)	-
Loss attributable to common stockholders	$(24,422)	$(6,692)
Basic and diluted loss per common share	$(1.46)	$(0.94)

Weighted average common shares outstanding - basic and diluted	16,742,550	7,088,765

Comprehensive loss	$(23,550)	$(5,760)

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2014 and 2013

(In thousands, except share amounts)

											Additional
	Founders		Series A Preferred		Ordinary Shares		Series C Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	4,500,000	$110	2,529,685	$71	4,806,132	$121	-	$-	-	$-	$15,299	$(15,587)	$14
Issuance of ordinary shares and warrants in connection with investments, net of issuance costs of $153	-	-	-	-	1,933,417	50	-	-	-	-	4,318	-	4,368
Issuance of ordinary shares in connection with anti-dilution provision	-	-	-	-	350,013	10	-	-	-	-	650	-	660
Issuance of ordinary shares in connection with consulting agreement	-	-	-	-	72,917	2	-	-	-	-	123	-	125
Issuance of shares to founder	2,250,000	58	-	-	-	-	-	-	-	-	1,979	-	2,037
Deemed dividend on issuance of anti-dilution shares	-	-	-	-	525,381	13	-	-	-	-	919	(932)	-
Reverse merger acquisition	(6,750,000)	(168)	(2,529,685)	(71)	(7,687,860)	(196)	-	-	13,276,037	1	434	-	-
Warrant amendment expense	-	-	-	-	-	-	-	-	-	-	734	-	734
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	3,305	-	3,305
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(5,760)	(5,760)
Balance at December 31, 2013	-	-	-	-	-	-	-	-	13,276,037	1	27,761	(22,279)	5,483
Reclassification of warrants from liability to equity	-	-	-	-	-	-	-	-	-	-	10,202	-	10,202
Issuance of shares of common stock as part of March 2014 Warrant amendment	-	-	-	-	-	-	-	-	224,127	-	825	-	825
Exercise of options and warrants	-	-	-	-	-	-	-	-	97,292	-	251	-	251
Issuance of shares and warrants, net of issuance costs of $1,136	-	-	-	-	-	-	-	-	4,505,697	1	11,028	-	11,029
Settlement of derivative liability	-	-	-	-	-	-	-	-	300,000	-	750	-	750
Conversion of convertible promissory note	-	-	-	-	-	-	-	-	400,000	-	1,000	-	1,000
Conversion of Series C Preferred Stock reclassified from mezzanine to equity	-	-	-	-	-	-	-	-	-	-	1,209		1,209
Reclassification of Series C Preferred Stock from mezzanine	-	-	-	-	-	-	6,512	1,887	-	-	-	-	1,887
Conversion of Series C Preferred Stock	-	-	-	-	-	-	(3,680)	(1,066)	2,975,319	-	1,066	-	-
Accrued dividend for Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	(256)	-	(256)
Acceleration of stock awards in connection with November 2014 convertible promissory note	-	-	-	-	-	-	-	-	866,666	-	2,217	-	2,217
Stock-based compensation, stock awards	-	-	-	-	-	-	-	-	1,330,220	-	4,000	-	4,000
Stock-based compensation, option awards	-	-	-	-	-	-	-	-	-	-	2,497	-	2,497
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(23,550)	(23,550)
Balance at December 31, 2014	-	$-	-	$-	-	$-	2,832	$821	23,975,358	$2	$62,550	$(45,829)	$17,544

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(23,550)	$(5,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	328	308
Stock-based compensation expense, option awards	2,497	3,305
Stock-based compensation expense, stock awards	4,000	-
Non-cash interest expense	2,887	-
Disposals of property and equipment	4	-
Liquidation preferences granted to founder	-	2,037
Issuance of common stock to consultants	-	125
Gain on bargain purchase	-	(6,444)
Decrease in sock buy-back liability	-	(150)
Derivative liability expense	558	76
Warrant amendment expense	3,145	734
Interest amortization	45	-
Changes in operating assets and liabilities, net of merger:
(Increase) decrease in other current assets	38	(20)
(Increase) in security deposit	(21)	-
Increase (decrease) in accounts payable	(3,895)	302
Increase (decrease) in accrued expenses	591	1,182
Increase (decrease) in due to related parties	(439)	391
Increase (decrease) in long term grants payable	(52)	46
Net cash used in operating activities	(13,864)	(3,868)
Cash flows from investing activities:
Cash acquired in merger	-	292
Investment in Pre-Merger Immune Pharmaceuticals Inc.	-	(1,598)
Change in restricted cash	140	174
Purchase of property and equipment	(23)	-
Net cash provided by (used in) investing activities	117	(1,132)
Cash flows from financing activities:
Proceeds received from issuance of shares, net of issuance costs	11,029	4,368
Proceeds received from exercise of options and warrants	251	-
Issuance of short-term loan	-	123
Proceeds received from sale of convertible note	1,000	-
Proceeds received from March 2014 financing	10,171	-
Repayment of loans	(1,486)	(37)
Proceeds received/(decrease in) deposits for future financing	(500)	500
Net cash provided by financing activities	20,465	4,954
Net increase (decrease) in cash	6,718	(46)
Cash and cash equivalents at beginning of year	49	95
Cash at end of year	$6,767	$49

Supplemental disclosure of cash flow information:
Cash paid for interest	$505	$173
Cash paid for income taxes	-	7
Supplemental disclosure of non-cash financing activities:
Deemed dividend	616	932
Dividend on Series C Preferred stock settled in common stock	129	-
Conversion of Preferred C Stock reclassified from mezzanine to equity	1,209	-
Reclassificiation of Preferred C Stock from mezzanine to equity	1,887	-
Reclassification of warrants from liability to equity	10,202	-
Intangible assets acquired with note payable	111	-
Accrued dividends on Preferred C Stock	256	-
Offset of debt in March 2014 financing (See Note 10)	329	-
Conversion of promissory note	1,000	-
Non-cash warrants with common stock	1,396	-
June warrants issued for Series C Preferred stock amendment	441	-
Fair value of assets acquired, excluding cash	-	377
In-process research and development acquired	-	27,500
Fair value of senior secured term loan assumed	-	4,442
Fair value of other merger liabilities assumed	-	4,814
Fair value of investment and related party liability assumed	-	1,598
Fair value of deferred tax liability assumed	-	10,870

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.   Nature of Operations

Immune Pharmaceuticals Inc. (formerly EpiCept Corporation) (“Immune” or the “Company”) is a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including mAbs nanotherapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. The Company’s goal is to build a leading biopharmaceutical company focused on the discovery, development and, ultimately, commercialization of novel drugs targeting inflammatory diseases and cancer. Immune’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in eosinophilic inflammation, angiogenesis and neurogenesis. Immune is currently initiating a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis and plans to initiate a Phase II study for the treatment of bullous pemphigoid, a dermatologic auto-immune condition. Immune is also focused on the development of the NanomAbs technology platform for the treatment of cancer. The Company is seeking to partner its pain compound AmiKet, a topical cream consisting of a patented combination of amitriptyline and ketamine that is in late stage development for the treatment of peripheral neuropathies.

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

The merger has been accounted for as a reverse acquisition with Immune Ltd. treated for accounting purposes as the acquirer. As such, the financial statements of Immune Ltd. are treated as the historical financial statements of the Company, with the results of Pre-merged Immune Inc. being included from August 25, 2013 and thereafter. For periods prior to the closing of the reverse acquisition, therefore, the discussion below relates to the historical business and operations solely of Immune Ltd. (Note 3).

Since the Company’s Inception on July 11, 2010 (“Inception”), the Company’s operations have been directed primarily toward developing its licensed technologies. The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any significant revenues. Since Inception, the Company has incurred net losses each year. At December 31, 2014 the Company has an accumulated deficit of $45,829. For the year ended December 31, 2014 the Company had a loss from operations of $16,363 and cash used in operations of $13,864.

The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to generate revenues and raise capital, the “cash” exercise of warrants by holders and access to an established credit line. The Company has limited capital resources and its operations, since Inception, have been funded by the proceeds of equity and debt financings. Financing activities provided $20,465 of net cash inflows for the year ended December 31, 2014. As of December 31, 2014, the Company had $6,767 in cash and cash equivalents. Moreover, the Company has access to a $5,000 revolving line of credit, which was obtained from a related party in April 2014 (see note16) and may become available to it within four weeks from an official request.

Management believes existing cash at December 31, 2014 along with the $5,000 revolving line of credit the Company obtained from a related party in April 2014, which may become available to the Company within four weeks of an official request, is sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements over the next twelve months. The Company's ability to continue as a going concern is predicated upon being able to draw down on its Credit line. If such Credit line were not available, the Company may not be able to support its current level of operations for the next 12 months. The Company may require additional financing in 2016 in order to continue at its expected level of operations. If the Company fails to obtain needed capital, the Company may be forced to delay, scale back or eliminate some or all of its research and development programs, which could result in an impairment of its intangible assets and a material adverse impact on its financial condition.

2.   Significant Accounting Policies

Basis of Presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of Immune and its wholly owned subsidiaries: Immune Ltd., Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH (in liquidation). All inter-company transactions and balances have been eliminated.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include impairment of long lived assets (including intangible assets and In Process R&D (“IPR&D”)), amortization of intangible assets, stock based compensation, valuation of options and warrants, derivative liability and valuation of income taxes. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized relating to the Company’s collaboration agreements in accordance with the SEC Staff Accounting Bulletin, or SAB 104, “Revenue Recognition”. Revenue under collaborative arrangements may result from license fees, milestone payments, research and development payments and royalties.  The application of these standards involves subjective determinations and requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. Management evaluates the Company’s collaboration agreements to determine units of accounting for revenue recognition purposes. For collaborations containing a single unit of accounting, the Company recognizes revenue when the fee is fixed or determinable, collectability is assured and the contractual obligations have occurred or been rendered. For collaborations involving multiple elements, the Company’s application requires management to make judgments about value of the individual elements and whether they are separable from the other aspects of the contractual relationship. To date, management has determined that the upfront non-refundable license fees cannot be separated from the Company’s ongoing collaborative research and development activities to the extent such activities are required under the agreement and, accordingly, do not treat them as a separate element. The Company recognizes revenue from non-refundable, up-front licenses and related payments, not specifically tied to a separate earnings process ratably over either the development period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the contract or the later of (1) the conclusion of the royalty term on a jurisdiction by jurisdiction basis; and (2) the expiration of the last licensed patent.

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

Intangible Assets

The Company accounts for the purchases of intangible assets in accordance with the provisions of Accounting Standards Classification (“ASC”) 350, Intangibles. Intangible assets are recognized based on their acquisition cost. The assets will be tested for impairment at least once annually, if determined to have an indefinite life, or whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. If any of the Company’s intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long-lived assets, including intangible assets with definitive lives, are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents on a straight line basis. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold improvements, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is less. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

	Method	Estimated Useful Life (Years)

Computers and accessories	Straight-line	3 - 5
Equipment	Straight-line	3 - 5
Furniture and fixtures	Straight-line	3 - 7

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

As part of the Merger, the Company acquired the drug candidate AmiKet, and valued the asset at $27,500 as of the acquisition date. The Company periodically performs an analysis to determine whether the carrying value of the asset has been impaired based on facts and circumstances in existence as of that date. The Company completed an impairment analysis, which was triggered by the publication of certain results of a third party trial of AmiKet in chemotherapy induced neuropathic pain (CIPN), which concluded that the drug candidate was not statistically effective on certain clinical end points. The Company determined that no impairment had occurred. The Company does not expect the results of this trial to have a future impact on the carrying value of this asset, since no other neuropathic pain drug has been approved for CIPN and other AmiKet trials have shown efficacy and safety, competitive with market leaders, particularly in post-herpetic neuralgia, which the Company sees as the lead indication for Phase III clinical development and for potential regulatory approval. This determination is supported by the anticipated period of market exclusivity for which the drug will be eligible if approved as a designated orphan drug, the encouraging Phase II clinical trials in that indication, the anticipated success of Phase III clinical trials, as well as the expected commercial positioning of AmiKet if it is approved. The Company completed an impairment analysis and determined the current carrying value of IPR&D continues to be supported.

Segment Information

The Company operates in one reportable segment: acquiring, developing and commercializing prescription drug products. Accordingly, the Company reports the accompanying consolidated financial statements in the aggregate, including all of its activities in one reportable segment. As of December 31, 2014, approximately 7% of the Company's assets were located outside of the United States.

Research and Development

Research and development expenses consist primarily of the cost of the Company’s development and operations personnel, the cost of its clinical trials, manufacturing costs, as well as the cost of outsourced services.

Translation into U.S. dollars

The Company’s functional currency is the U.S. dollar. The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected as non-operating income or expense in the statement of operations, as they arise.

Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”). ASC 815 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company's derivative instruments (as described in Notes 2 and 10), include its March 2014 Warrants and November 2014 convertible promissory note side letter, all of which have been recorded as a liability at fair value, and were revalued at each measurement date until extinguishment of the liability, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense).

Stock-based Compensation

The Company recognizes compensation expense for all equity-based payments. Stock based compensation issued to employees is accounted for under ASC 718, Compensation– Share Compensation (“ASC 718”). The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options was calculated using the method allowed by the provisions of ASC 718. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. As the Company does not have an adequate length of trading history for the Company’s common stock, and there have been significant changes to the business since the Merger, the expected stock price volatility for the Company’s common stock was estimated by taking the average historical price volatility for industry peers combined with the Company’s historical data based on daily price observations. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The Company accounts for stock-based transactions with non-employees in which services are received in exchange for equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The two factors that most affect charges or credits to operations related to stock-based compensation are the estimated fair market value of the common stock underlying stock options for which stock-based compensation is recorded and the estimated volatility of such fair market value. The value of such options is quarterly re-measured until performance is complete and income or expense is recognized during the vesting terms.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. The Company is required to file income tax returns in the appropriate U.S. federal, state and local jurisdictions, including Boston, Massachusetts, New York State and City, Israel and Germany. All of the tax years from Inception to date are still open for the Company and its subsidiaries.

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of December 31, 2014 and 2013, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. ASC 740 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, which criteria is a matter of significant judgment. The Company has gross liabilities recorded of $50 and $40 for the years ended December 31, 2014 and 2013, respectively, to account for potential state income tax exposure.

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

In April 2015, FASB issued ASU 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for the Company beginning in the first quarter of 2017. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2015-03 on its financial statements.

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820, "Fair Value Measurements". ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company measures its derivative liabilities at fair value. Until its amendment, on August 13, 2014, the derivative warrants were classified within Level 3 because they were valued using the Monte-Carlo model (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market (see Note 10).

At December 31, 2014 and 2013, there were no assets or liabilities measured at fair value on a recurring basis.

The financial instruments recorded in the Company’s consolidated balance sheets consist primarily of cash and cash equivalents and accounts payable. The carrying amounts of the Company’s cash and cash equivalents and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s notes and loans payable are not materially different from their carrying value due to variability of the interest rate.

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) from January 1, 2013 through December 31, 2014:

Level 3
Balance at January 1, 2013	$586
Fair value adjustment, included in statement of operations	74
Issuance of ordinary shares in connection with anti-dilution protection	(660)
Balance at December 31, 2013	$-
Derivative warrants issued to investors in connection with the March 2014 Financing	7,404
Reclassification into additional paid in capital due to Amendment Agreement (see Note 9)	(7,882)
Derivative issued in connection with convertible promissory note	670
Settlement of derivative liability of convertible promissory note	(750)
Fair value adjustment at reclassification, included in statement of operations	558
Balance at December 31, 2014	$-

Valuation processes for Level 3 Fair Value Measurements

Fair value measurements of the derivative warrant liability fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs. The table below outlines the key inputs in valuing the March 2014 derivative warrant liability.

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

During November 2014, the Company issued a convertible promissory note and side letter to an existing investor (See Note 10). As a result of this transaction the Company recognized a derivative liability of $670. The initial fair value was determined by calculating the probability and timing of future scenarios. Unobservable inputs included 100% of the Volume Weighted Average Price (“VWAP”) over a set period of time as well as 5% discount off VWAP over the same period of time. On November 20, 2014, the date the derivative liability was extinguished (See Note 10), the Company used the known closing price of the financing of $2.50 per share to calculate fair value on that date and recognized an increase in the derivative liability of $80 which was recorded in the Statement of Operations.

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative liability related to the March 2014 Warrant include: for day-one valuation, the Company used the average common stock market price for the period from December 30, 2013 through March 10, 2014. For the valuation at August 13, 2014 (restated warrant date), the Company used the closing sale price of the Company’s shares of common stock on that day. The conversion price of the Preferred C Stock, its expected remaining term, the estimated volatility of the Company’s common stock market price, the Company’s estimates regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate.

The inputs to estimate the fair value of the Company’s derivative liability on account of the issuance of the convertible promissory note and related side letter include: for day-one valuation, the Company used an average VWAP of the Company’s shares of common stock over a set period of time prior to the transaction. For the valuation date at November 20, 2014 (date of public offering), the Company used the sale price of the Company’s shares of common stock in the offering.

 Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s shares of common stock, and an increase in the volatility of the Company’s shares of common stock, or an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants and thus an increase in the associated liability and vice-versa. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, nor plans to, declare dividends on its shares of common stock, and thus, there is no change in the estimated fair value of the warrants due to the dividend assumption. Subsequent to the Amendment Agreement, as described in Note 9, and the public offering as described in Note 10, no further revaluation is required.

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

Acquisition Accounting in Accordance with ASC 805

The consolidated financial statements have been presented in accordance with ASC 805, Business Combinations (“ASC 805”) . Under ASC 805, the acquired in-process research and development, with a fair value estimated at $27,500 at August 25, 2013, was measured at fair value as of the date of the transaction and recorded as an indefinite-lived asset on the balance sheet and will be reviewed for impairment. If the related development is completed, the acquired intangible asset will be considered a finite-lived asset and amortized into the statement of operations. Until development is completed, the acquired in-process research and development is considered an indefinite-lived asset. If the related development is abandoned or the asset is otherwise impaired, the carrying value of the asset will be reduced or written off.

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

In-process research and development represents incomplete research and development projects, directly related to the AmiKet TM license agreement. The Company estimated that $27,500 of the acquisition consideration represents the fair value of purchased in-process research and development related to projects associated with the AmiKet TM license agreement.

Management estimated that the AmiKet TM product candidate had an overall fair value of $91,700. The fair value was determined using an income approach, as well as discussions with the Company’s management and a review of certain program-related documents and forecasts prepared by the Company’s management. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to project expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to drug discovery and regulatory risks. The rate utilized to discount probability adjusted net cash flows to their present values was 30%, and reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments. As the development of these projects is also dependent upon future conditions, specifically the ability to raise substantial capital, it was estimated that the Company would only retain approximately 30% of the fair value of AmiKet TM with the majority of the value being relinquished as a condition of raising capital. Therefore, the fair value of the asset recorded in the consolidated financial statements has been reduced to $27,500. The Company periodically performs an analysis to determine whether an impairment of the asset has occurred. The Company’s most recent impairment analysis determined that no change in the carrying value was required. Refer to Note 2.

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

The total acquisition consideration consisted of the Company’s equity investment in pre-merger Immune Inc. and loans between the parties forgiven in the merger (see Note 5).

In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity shall reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company recorded a gain on bargain purchase of $6,444 during the year ended December 31, 2013.

4.  License Agreements

iCo Therapeutics Inc. (“iCo”)

In December 2010, iCo granted Immune Ltd. an option to sub-license the use of Bertilimumab from iCo, which obtained certain exclusive license rights to intellectual property relating to Bertilimumab pursuant to a license agreement with Cambridge Antibody Technology Group Plc, and to which Immune became a party. In June 2011, Immune exercised its option and obtained a worldwide license from iCo for the use and development of Bertilimumab for all human indications, other than ocular indications, pursuant to a product sub-license agreement. iCo retained the worldwide exclusive right to the use of Bertilimumab for all ocular applications. Under the agreement, Immune Ltd. paid an initial consideration of $1,700 comprised of (i) $500 in cash, (ii) 600,000 ordinary shares, which were valued at approximately $1,000 (or $1.72 per share) and (iii) 200,000 warrants, which were valued at approximately $200 (or $0.95 per warrant). In addition to this consideration, iCo received anti-dilution rights equal to 6.14% of the Company’s issued and outstanding share capital on a fully diluted basis. iCo will be subject to dilution up to 2.5% (on a fully diluted and as converted basis) upon, and at any time following, any future issuance of securities in connection with a financing made at a Company pre-money valuation that is higher than $30,000. This right was to lapse upon the earlier of: the consummation of an initial public offering involving the listing of the Company's shares on an internationally-recognized stock exchange, or a Deemed Liquidation event, as defined in the Immune Ltd.’s Amended and Restated Articles of Association. The Company believes that the Merger qualified as a Deemed Liquidation event, therefore the anti-dilution rights have lapsed. Upon initial valuation, anti-dilution shares were determined to be a derivative liability with a fair value of approximately $800. Both at December 31, 2014 and 2013, the derivative liability was $0. During the years ended December 31, 2014 and 2013, a total expense of $0 and $74, was charged to the statements of operations, respectively. As of December 31, 2014, after giving effect to the Merger, iCo holds 654,486 shares of common stock and 123,649 warrants of the Company.

iCo may receive from Immune up to $32,000 in milestone payments plus royalties. These milestones include the first dosing in a Phase III clinical trial, filing a Biologics License Application/Marketing Authorization Application, or a BLA/MMA, approval of a BLA/MAA and the achievement of $100,000 in aggregate sales of licensed products. The term of the license lasts until the expiration of all payment obligations on a country-by-country basis, at which point the license will be deemed fully paid, perpetual and irrevocable with respect to that country. As of December 31, 2014, no milestones requiring payments have been reached.

Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”)

In April 2011, Yissum granted Immune Ltd. a license that includes patents, research results and know-how related to the NanomAbs technology. Yissum granted Immune an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. Immune Ltd. paid consideration of 800,000 ordinary shares, which were valued at approximately $700 (or $0.87 per share). Under the license agreement, as amended on September 2011, Immune is required to pay the following: (i) royalties in the amount of up to 4.5% of net sales; (ii) from the sixth year onwards, an annual license maintenance fee between $30 for the first year and up to a maximum of $100 from the first year through the sixth year; (iii) research fees of $400 for the first year and $400 for the second year (but, not to exceed $1,800 in the aggregate); (iv) milestone payments up to approximately $8,600 (based on the attainment of certain milestones, including an Investigational New Drug Application submission, patient enrollment in clinical trials, regulatory approval and commercial sales); and (v) sub-license fees in amounts up to 18% of any sub-license consideration. The license expires, on a country-by-country basis, upon the later of the expiration of (i) the last valid licensed patent, (ii) any exclusivity granted by a governmental or regulatory body on any product developed through the use of the licensed technology or (iii) the 15-year period commencing on the date of the first commercial sale of any product developed through the use of the licensed technology. Upon the expiration of the license, Immune will have a fully paid, non-exclusive license to the licensed technology. As of December 31, 2014, no milestones requiring payments have been reached and no amounts are due under this license agreement.

MabLife SAS (“MabLife”)

In March 2012, Immune Ltd. acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The Company paid consideration of $60 upfront and remaining payments are due over five years (see Note 9). In addition, in February 2014, the Company acquired all rights to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences for $111. See also Note 6 and 9.

Jean Kadouche, Immune Pharma (Techologies SAS) and Alan Razafindrastita (“Kadouche”)

In March 2011, Jean Kadouche, a related party (see Note 15), sold, assigned and transferred to Immune the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies, collectively, the Human Antibody Production Technology Platform. Immune Ltd paid Mr. Kadouche a total consideration of: (i) $20 in cash, and (ii) 800,000 ordinary shares of Immune Ltd, which were valued at approximately $700. Through the Human Antibody Production Technology Platform and additional laboratory work, human immune systems and specific cell lines are introduced in mice, enabling them to produce human mAbs.

Lonza Sales AG (“Lonza”)

On May 2, 2012, Lonza granted Immune a sub-licensable, non-exclusive worldwide license under certain know-how and patent rights to use, develop, manufacture, market, sell, offer, distribute, import and export Bertilimumab, as it is produced through the use of Lonza’s system of cell lines, vectors and know-how. If Lonza is to manufacture Bertilimumab, the Company is required to pay Lonza a royalty of 1% of the net selling price of the commercial product but no annual license fee as described below. If Immune or one of its strategic partners manufactures Bertilimumab, Immune is required to pay Lonza approximately $114 (or £75) annually during the course of the license agreement (first payable upon commencement of Phase II clinical trials) plus a royalty of 1.5% of the net selling price of the product, and if any other party manufactures the Bertilimumab, Immune is required to pay Lonza approximately $500 (or £300), or, per sublicense annually during the duration of such sublicense plus a royalty of 2% of the net selling price of the product. In addition, Immune is required to pay Lonza approximately $3 (or £2) or, for the supply of certain cell lines, if it uses such cell lines. Notwithstanding the foregoing, Immune is not obligated to manufacture Bertilimumab through the use of Lonza’s system. The royalties are subject to a 50% reduction based on the lack of certain patent protections, including the expiration of patents, on a country-by-country basis. Unless earlier terminated (including, but not limited to, the reasons set forth below), the license agreement continues until the expiration of the last enforceable valid claim to the licensed patent rights, which began to expire in 2014 and will continue to expire between 2015 and 2016. As of December 31, 2014, no amounts were due under the license agreement.

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

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is further obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or a New Drug Application for AmiKet is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. On April 3, 2014, the Company entered into a Waiver and Amendment to the license agreement pursuant to which Dalhousie agreed to irrevocably waive the Company’s obligation to pay the $500 maintenance fee that was due on August 27, 2012 and August 27, 2013 and in any subsequent year. In addition, the Company has agreed to pay Dalhousie royalties of five percent (5%) of net sales of licensed technology in countries in which patent coverage is available and three percent (3%) of net sales in countries in which data protection is available. The parties have also agreed to amend the timing and increase the amounts of the milestone payments payable under the license agreement. As of December 31, 2014, no amounts were due to Dalhousie. Additional milestones payments will become due upon sub licensing and receipt of certain approvals, none of which was yet met.

Shire BioChem (“Shire”)

In connection with the Merger, the Company acquired a license agreement for the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem, Inc (formerly known as BioChem Pharma, Inc.). The Company is required to provide Shire BioChem a portion of any sublicensing payments the Company receives, if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26,000 assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales. As of December 31, 2014, no amounts were due to Shire.

5.  Investments

Immune Ltd. purchased 3,846,154 shares of Pre-merged Immune Inc.’s common stock at a price of $0.13 per share, or $0.5 million, during 2013. These shares were not registered and were carried on the balance sheet at cost. These shares were purchased in contemplation of the Merger Agreement and were treated as a component of the consideration upon consummation of the merger (see Note 3).

The Company was a party to a related party loan pursuant to the merger agreement with Immune Ltd. The Company borrowed approximately $1.1 million from Immune Ltd. during 2013. The loan was bearing interest at a rate of 3.27%, which equates to an immaterial amount of interest expense through August 25, 2013. The loan was eliminated in consolidation upon the closing of the merger with Immune Ltd. on August 25, 2013 (see Note 3).

6.   Intangible Assets

The value of the Company’s intangible assets including gross asset value and carrying value is summarized below:

			Human	Anti-ferritin
	Bertilimumab	NanomAbs	Antibodies	Antibody
	iCo	Yissum	Kadouche	MabLife	Total
Balance as of December 31, 2012	$2,254	$613	$615	$414	$3,896
Amortization	(167)	(46)	(47)	(29)	(289)
Balance, December 31, 2013	2,087	567	568	385	3,607
Additions (see Note 9 (3))	-	-	-	111	111
Amortization	(167)	(46)	(47)	(43)	(303)
Balance, December 31, 2014	$1,920	$521	$521	$453	$3,415

Gross asset value	$2,509	$694	$700	$547	$4,450
Accumulated amortization	(589)	(173)	(179)	(94)	(1,035)
Carrying value December 31, 2014	$1,920	$521	$521	$453	$3,415

See Note 4 for a discussion of specific rights acquired in connection with the purchase of each intangible asset.

The Company’s intangibles above were determined by management to have a useful life between 7 and 15 years. Amortization expense amounted to approximately $303 and $289 for the years ended December 31, 2014 and 2013, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets owned at December 31, 2014 is as follows:

Period Ending December 31,	Amount
2015	$305
2016	305
2017	305
2018	305
2019	305
2020 and thereafter	1,890
Total	$3,415

7.  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013
Computers and accessories	$16	$13
Equipment	17	22
Furniture and fixtures	59	38
	92	73
Less accumulated depreciation	(51)	(26)
	$41	$47

Depreciation expense amounted to $25 and $7 for the years ended December 31, 2014 and 2013, respectively.

8.  Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2014	2013
Professional fees	$1,934	$1,980
Franchise taxes payable	36	175
Salaries and employee benefits	488	505
Rent	631	631
Financing costs	287	265
Accrued dividend for Series C Preferred Stock	256	-
Provision for a claim (see Note 13)	300	-
Other	201	16
Total	$4,133	$3,572

9.  Notes and Loans Payable

The Company is party to loan agreements as follows:

	December 31,	December 31,
	2014	2013
Senior secured term loan(1)	$3,166	$4,442
Loan payable	-	50
Note payable(2) (3)	409	376
Short term loan	-	37
Total notes and loans payable	$3,575	$4,905

Notes and loans payable, current portion	$2,011	$1,546
Notes and loans payable, long-term	1,564	3,359
	$3,575	$4,905

Repayments under the Company’s existing debt agreements consist of the following:

Period Ending December 31,	Amount
2015	$2,011
2016	1,393
2017	135
2018	16
2019	20
Total	$3,575

(1)	In connection with the Merger, the Company assumed a senior secured term loan, collateralized by substantially all assets of the Company, from MidCap Financial (“MidCap”). In August 2013, the Company and MidCap entered into a Third Amendment and Consent to Loan and Security Agreement between the Company, its subsidiaries, and MidCap (“Third Amendment”).

The credit facility contains customary affirmative and negative covenants and events of default applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions.

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

In March 2014, in connection with the issuance of the Preferred C Stock and the March 2014 Warrants (see Note 10), the Company signed a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment”). This amendment fixed the amortization schedule for the Tranche 1. According to the new schedule, principal payments of approximately $159 each were to resume monthly as of May 1, 2014. In addition, the parties agreed to waive defaults that had occurred since the consummation of the Merger. The overall accounting impact of the Fourth Amendment was not material. On May 1, 2014, the Company commenced repayments of principal, as per the new schedule.

(2)	In March 2012, the Company acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $600 payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with agreement date present value of $376 using an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife, if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. $60 was paid upon execution of agreement in April 2012. According to the revised schedule, remaining payments are due as follows: $180 was to be paid in 2014 in total, $120 in 2015 through 2017. A total of $180 was paid in 2014. The Company determined that the overall impact of the amendment was not material. Total discount amortization of $33 and $79 was recorded, as interest expense during the years ended December 31, 2014 and 2013, respectively.

(3)	In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As a full consideration for the secondary patent rights, the Company shall pay a total of $150, of which $15 was paid in 2014 and $25 will be paid on the first through fourth anniversary of the agreement and an additional $35 on the fifth anniversary of the agreement. The agreement date present value was $111. During the year ended December 31, 2014, discount amortization of $12 was recorded as interest expense.

10. Financings

March 2014 Financing

In March 2014, the Company had signed agreements to raise $11,720 (“March 2014 Financing”) through the sale of its newly designated Series C 8% Convertible Preferred Stock (the “Preferred C Stock”), convertible into shares of the Company’s common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering of at least $10,000, a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of its shares of common stock, at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect (collectively, the “March 2014 Warrants”). One investor defaulted on payments of $1,000 under a short-term promissory note, resulting in rejection by the Company of the investor’s participation in March 2014 Financing. A total of $384 received from that investor in the second quarter of 2014, was applied for participation in later financing done by the Company (refer to Note 11 (d) (5)). In addition, two board members who participated in the March 2014 Financing and paid for their securities by fees earned for service as members of the board of directors, reduced their subscriptions by $20 each, resulting in the cancellation of an aggregate of 40 shares of Preferred C Stock and the related warrants.

Preferred C Stock carries a dividend of 8% per annum, based on the stated value of one thousand U.S dollars per share of Preferred C Stock, payable in cash or, at the option of the Company and subject to the satisfaction of certain conditions, in shares of common stock. Dividends on the Preferred C Stock accrue from the date of issuance and are paid on the date of conversion thereof. As of December 31, 2014, a total of $256 was recorded for dividend liability.

In total, the Company issued 10,680 shares of Preferred C Stock, 1,680,945 March 2014 Warrants at an exercise price of $4.25 and 1,680,945 March 2014 Warrants at an exercise price of $5.10, for $1,000 per share. The Company received total net proceeds of approximately $10,171 after deduction of related fees and expenses of $180, which were allocated to the value of Preferred C Stock, and $329 which was offset against existing debt to the Company’s employees, consultants, officers and directors. Additional offering expenses of $408 were allocated to the March 2014 Warrants and recorded in the statement of operations during the period. Included in net proceeds, was the deposit of $500 the Company received in November and December 2013. Furthermore, in the third quarter of 2014, the Company accounted for the value of additional warrants to be issued to its placement agent, refer to Note 11.

The March 2014 Warrants were accounted for as a derivative liability, as both the exercise price and the number of warrants issued were subject to certain anti-dilution adjustments. See Notes 2 and 11. Therefore, on March 10, 2014 (agreement date), the March 2014 Warrants were recorded at their fair value of $7,404. The Preferred C Stock was recorded as the difference between overall consideration and the fair value of the March 2014 Warrants on grant date. Initially, a total amount of $3,096 was recorded as mezzanine equity according to ASC 480 “Distinguishing Liabilities from Equity”, as such shares bear clauses allowing for a future adjustment to the number of shares issued to investors. As per above, such adjustment may only increase the number of shares issued, as the conversion price may only be reduced from the initially set level of $3.40.

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

During the three month period ended June 30, 2014, prior to its reclassification out of mezzanine into equity, 4,168 shares of Preferred C Stock were converted into 1,529,262 shares of the Company’s common stock. In addition, during the six-month period ended December 31, 2014, after reclassification from mezzanine into equity, certain investors elected to convert an additional 3,680 shares of Preferred C Stock. As a result, 1,446,057 shares of common stock were issued by the Company.

On June 23, 2014, the holders of the Preferred C Stock agreed to amend the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred C Stock (“Certificate of Designations”). Pursuant to the amendment, the holders of the Preferred C Stock are entitled, subject to the limitations on beneficial ownership contained in the Certificate of Designation, to vote on all matters as to which holders of the Company’s shares of common stock are entitled to vote. Each share of Preferred C Stock entitles its holder to such number of votes per share equal to the number of shares of common stock which would be obtained upon the conversion of such share of Preferred C Stock as if converted at market value of the common stock on the date of issuance. In addition, pursuant to the amendment, in the event of future adjustments, the conversion price of the Preferred C Stock will not be less than $0.25. As a result of the amendment, which limited the down round ratchet provision and fixed the maximum number of shares to be issued upon conversion, all then outstanding Preferred C Stock, in the total value of $1,887, was reclassified from mezzanine equity into stockholders equity of the Company.

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

The June Warrants were valued at $441, using the Black-Scholes option pricing model, using the following assumptions: volatility of 81.38%, risk free interest rate of 0.45%, grant date stock price of $2.60, expected term of 2 years and 0% dividend yield. The June Warrants were accounted for within the Company’s equity. The Company accounted for the amendment of its Preferred C Stock, classified as mezzanine equity prior to such amendment, as a modification of terms, as the additional fair value granted to investors for such modification was less than 10% of pre-amendment value of Preferred C Stock. As such, as of December 31, 2014, the Company recognized $441, which is the total value of its June Warrants, as a deemed dividend.

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

The Company accounted for the Amendment Agreement using the guidance in ASC 815 “Derivatives and Hedging ” and ASC 470-50 “ Debt - Modifications and Extinguishments ”. Under ASC 470-50-40, as the overall modification was significant, extinguishment accounting was applied. As such, the difference between the fair value of the March 2014 Warrants just prior to the amendment and the fair value of the restated warrants and the restricted shares of common stock issued to investors, is to be recognized as a gain or a loss. As of August 13, 2014, the fair value of the original March 2014 Warrants was determined to be $7,882, the fair value of the restated warrants was determined to be $10,202 and the value of the unregistered shares of common stock was $825. As a result, a non-operating expense of $3,145 was recorded in the statement of operations to reflect the extinguishment. Additionally, a total non-operating expense of $2,322 was recorded in the third quarter of 2014, representing the revaluation of the derivative March 2014 Warrants to its fair value just prior to its amendment on August 13, 2014. Since the warrants no longer contain the anti-dilution protection provisions after the amendment, they are no longer classified as liabilities, and therefore the fair value of the restated March 2014 Warrants of $10,202 was reclassified to stockholders’ equity.

The fair value of the March 2014 Warrants was estimated using the Monte Carlo simulation and the Black-Scholes Model. The following assumptions were used to value the original warrants: volatility: 74.80%, share price: $4.11, risk free interest rate: 0.46%-0.52%, expected term: 2.50 years and dividend yield: 0%. The following assumptions were used to value the restated warrants: volatility: 74.40%, share price: $4.11, risk free interest rate: 0.71%, expected term: 2.03-2.08 years and dividend yield: 0%.

On August 22, 2014, the Company filed a registration statement on Form S-3 (Registration No. 333-198309) to register for resale the additional shares of common stock issuable upon conversion of shares of our Preferred C Stock based on the adjusted conversion price of $2.71 per share, shares of common stock that may be issued as payment for dividends on the additional Preferred C Stock, payable through May 2, 2015, shares of common stock issuable upon exercise of the June Warrants, and the shares of its common stock issuable upon exercise of our restated warrants. This registration statement on Form S-3 was declared effective on October 28, 2014, and subsequently, as a result, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $2.71 to $2.43. See Note 11. In addition, as of December 31, 2014, the Company has paid $68 for its obligation to compensate its holders for the delayed filing of its registration statement, and $54 remains accrued for potential future obligations. The shares underlying the Series C preferred stock are no longer registerable securities and as such no additional penalties are expected to accrue.

August 2014 Financing

In August 2014, the Company entered into an investment agreement with one of its investors. Pursuant to the agreement, the Company received gross proceed of $2,000 upon closing. As consideration, the Company issued the investors 500,000 shares of its common stock, at $4.00 per share, and granted the investor 250,000 warrants (see Note 11 (d)(5)). Total issuance costs related to this financing were insignificant.

September 2014 Financing

In September 2014, the Company entered into an investment agreement with one of its investors. Pursuant to the agreement, the Company received gross proceed of $384 upon closing. As consideration, the Company issued the investors 96,000 shares of its common stock, at $4.00 per share, and granted the investor 162,000 warrants (see Note 11 (d)(5)). Total issuance costs related to this financing were insignificant.

November 2014 Convertible Promissory Note

On November 12, 2014, the Company received $1,000 in cash proceeds resulting from a bridge financing (“Bridge”) by an investor who previously invested $2,000 in August 2014. Under the agreement, the Company issued to the investor a convertible promissory note (the “Note”), bearing an annual interest rate of 12%. The Note was subordinated to the Company’s senior secured term loan from its lender, MidCap Financial. If the Company completed an offering of common stock prior to November 6, 2019, the maturity date of the Note, the balance remaining outstanding under the Note would automatically convert into shares of its common stock, at the price per share of common stock sold in its next financing transaction. In addition, as consideration for the bridge financing, the Company entered into a side letter and agreed that if the price per share in its next public offering was less than $4.00 per share (the subscription price paid by such investor in the August 2014 Financing), it will issue additional shares of common stock to the investor in an amount such that the total subscription price paid in August 2014, when divided by the total number of shares issued to such investor will result in an actual price paid per share of common stock equal to such lower price. As a result, on November 12, 2014, the Company recognized a derivative liability, and a debt discount, in the same amount of approximately $670, to be accreted to interest expense through the maturity date of the Note, or upon conversion, if earlier.  The derivative liability would be marked to market through the statement of operations at each reporting period until the next financing transaction of common stock.

Furthermore, in connection with the Note, the Company accelerated the vesting of 433,333 restricted shares held by Melini Capital Corp., a related party (see Note 15), and of 433,333 restricted shares previously granted to another existing investor, as a fee for assisting the Company in obtaining the Bridge. Upon the acceleration of vesting, $2,217 of previously unrecognized expense relating to these restricted shares was recorded as debt issuance costs which will be amortized as interest expense over the term of the debt, or to conversion, if earlier.

On November 20, 2014, the Company completed an underwritten offering of common stock which triggered the conversion of the Note, re-measurement and reclassification of the derivative liability and the expensing of the related debt discount and debt issuance costs. Prior to the reclassification of the derivative liability into equity the derivative was revalued and a derivative liability expense of $80 was recorded in the statement of operations. Subsequently, the total derivative liability of $750 was re-classified to equity. Additionally, the total debt discount of $670 and debt issuance costs of $2,217 were amortized to interest expense in November 2014.

November 2014 Underwritten Offering

On November 20, 2014, the “Company” entered into an underwriting agreement (the “Underwriting Agreement”) with National Securities Corporation, as representative of the several underwriters named in Schedule VI to the Underwriting Agreement (the “Underwriters”), relating to an underwritten public offering of 3,450,000 units, with each unit consisting of (i) one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and (ii) a warrant to purchase 0.25 of a share of Common Stock, at a public offering price of $2.50 per unit, less underwriting discounts and commissions (the “Offering”). Under the terms of the Underwriting Agreement, the Company has granted the Underwriters an option, exercisable for 30 days subsequent to the closing of the transaction to purchase up to an additional 517,500 units to cover over-allotments, if any.

The warrants issued in the offering are exercisable for a period of three years following the issuance, at an exercise price of $3.75 per whole share. The warrants will not be listed on The NASDAQ Capital Market or any other exchange and no trading market for the warrants is expected to develop. The shares of Common Stock and warrants will be mandatorily separable immediately upon issuance.

On November 26, 2014, the Company announced the completion of the underwriter’s partial exercise of the over-allotment option to purchase 459,697 units, each consisting of (i) one share of common stock of the Company and (ii) a warrant to purchase 0.25 of a share of common stock of the Company, at a public offering price of $2.50 per share.

The gross proceeds raised by the Company from the primary offering, the partial exercise of overallotment shares and conversions of board fees owed for past services was $9,781. Total proceeds were offset by underwriting commissions of approximately $743 as well as additional financing fees of approximately $393. The offering resulted in the issuance of 3,909,697 shares of common stock and 1,078,725 warrants. The fair value of the issued warrants is $1,396, which was determined using the Black-Scholes option pricing model, using the following assumptions: stock price of $2.75, expected term of 3.0 years, volatility of 84.66%, risk-free rate of 0.94%.

11.   Stockholders’ Equity

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

The fair value of share based awards granted to non-employees is marked-to-market on each valuation date until performance is complete using the Black-Scholes pricing model. No options were outstanding as of December 31, 2014 and 2013.

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

(b) Stock options and stock award activity

The following table illustrates the common stock options granted for the years ended December 31, 2014 and 2013:

Stock options granted in the year ended December 31, 2014	Grant Date	Number of Options	Exercise Price	Share Price at Grant Date	Vesting Terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	February - August 2014	1,603,630	$2.38 - $3.58	$2.38 - $3.58	Over 1.0-3.0 years	Volatility	87.53%-89.00%
						Risk free interest rate	2.65%-2.82%
						Expected term, in years	10
						Dividend yield	0.00%
Consultants	February - September 2014	1,050,000	$2.38-$4.00	$2.38-$4.00	Over 1.0-3.0 years	Volatility	84.33%-87.21%
						Risk free interest rate	2.17%-2.68%
						Remaining expected term, in years	9.09-10.00
						Dividend yield	0.00%

Stock options granted in the year ended December 31, 2013	Grant Date	Number of Options	Exercise Price	Share Price at Grant Date	Vesting Terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	October - December 2013	550,000	$0.61 - $2.50	$0.61 - $2.50	Immediate to 3 years	Volatility	92.00%-95.00%
						Risk free interest rate	0.70%-3.00%
						Expected term, in years	5 to 10
Consultants	December 2013	90,000	$2.35	$2.35	10 years	Volatility	95.00%
						Risk free interest rate	3.00%
						Expected term, in years	10

The following table illustrates the stock awards for the year ended December 31, 2014:

Title	Grant Date	Number of Stock Awards	Share Price at Grant Date	Vesting Terms
Consultants	January-December 2014	2,357,588	$1.70-$4.82	Over 0.0-3.0 years

The fair value of non-employee stock awards is determined using the share price on the grant date.

The following table summarizes information about stock awards and stock option activity for the year ended December 31, 2014 and 2013:

	Options
		Weighted		Weighted	Aggregate
		Average		Average	Intrinsic
	Number	Exercise	Exercise Price	Grant Date	Value
	of Options	Price	Range	Fair Value	(000)s
Outstanding at January 1, 2013	2,552,871	$3.81	$0.04 - $5,648.40	$1.60	$4,295
Granted	640,000	$2.47	$0.61 - $2.50	$2.12	$4,331
Exercised	-	-	-	$-	$-
Forfeited	-	-	-	$-	$-
Expired	(22)	$4,153.20	$4,153.20	$-	$-
Outstanding at January 1, 2014	3,192,849	$3.81	$0.04 - $5,648.40	$1.67	$4,940
Granted	2,653,630	$2.98	$2.38 - $4.00	$2.36	$-
Exercised	(20,012)	$0.99	$0.99	$1.47	$38
Forfeited	(372,724)	$3.92	$0.99 - $4.00	$2.95	$-
Expired	(106,889)	$88.73	$0.04 - $5,648.40	$-	$-
Outstanding at December 31, 2014	5,346,854	$1.70	$0.04 - $4.00	$1.95	$3,266
Exercisable at December 31, 2014	3,514,157	$1.19	$0.04 - $4.00	$1.77	$3,250

	Stock awards
	Number of Stock	Weighted Average
	Awards	Fair Value
Unvested at January 1, 2014	-	$-
Granted	2,357,588	$3.27
Vested	(2,196,886)	$3.21
Forfeited	-	$-
Expired	-	$-
Unvested at December 31, 2014	160,702	$4.06

The total remaining unrecognized compensation cost related to the non-vested stock options and restricted stock amounted to $2,755 as of December 31, 2014, which will be recognized over the weighted-average remaining requisite service period of 1.62 years. The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

(c) Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s board of directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company's common stock on the first day the offering or (ii) 85% of the fair market value of a share of the Company's common stock on the last trading day of the purchase period. Each offering period will have six-month duration.

The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model. There were no shares issued under the ESPP during the year ended December 31, 2014 and 2013, so no expense was recorded. A total of 998,043 shares are available for issuance under the ESPP as of December 31, 2014.

(d) Warrants

The following table summarizes information about warrants outstanding at December 31, 2014 and 2013:

		Weighted
		Average	Exercise
	Number of	Exercise	Price
	Warrants	Price	Range
Warrants outstanding at January 1, 2013	526,642	$55.67	$1.85-$124.20
Issued	101,531	$3.50	$3.50
Assumed warrants	1,377,511	$2.09	$2.09
Warrants outstanding and exercisable at December 31, 2013	2,005,684	$16.23	$1.85-$124.20
Issued in connection with March 2014 Financing (1)	3,361,904	$4.68	$4.25-$5.10
Adjustment to amount of warrants issued in connection with March 2014 Financing (2)	1,468,832	$3.53	$3.39-$4.07
Warrants issued for amendment of Preferred C Stock (3)	427,179	$3.00	$3.00
Issuance to lead investors (4)	134,004	$5.04	$5.04
Warrants issued in connection with private placements (5)	412,000	$4.44	$3.75-$5.00
Warrants issued to March 2014 Financing placement agent (6)	295,366	$3.28	$3.00-$3.50
Issued in connection with November 2014 Financing (8)	1,078,725	$3.75	$3.75
Exercised	(77,280)	$3.00	$3.00
Expired	(180,029)	$94.04	$3.00-$124.20
Warrants outstanding and exercisbale at December 31, 2014	8,926,385	$5.06	$1.85-$65.60

(1)	As part of the units given to participants in the March 2014 Financing, the Company granted its investors with (i) a five-year warrant to purchase 50% or 100% (as per the agreement made with each investor) of the shares of common stock issuable for conversion of Preferred C stock shares, at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred C Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement made with each investor) of a share of common stock at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect.

(2)	On April 25, 2014, the Company filed a Registration Statement on Form S-1 to register the resale of the shares of common stock underlying the Preferred C Stock, the shares of common stock underlying the March 2014 Warrants and certain shares of common stock that may be issuable as payment for dividends on the Preferred C Stock, which registration statement was declared effective by the SEC. Subsequently, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $3.40 to $2.71 and the exercise price of the warrants was reduced from $4.75 to $3.39 and from $5.10 to $4.07, as applicable. In addition, according to the warrant agreements, the number of warrants was increased, so that an additional 427,983 March 2014 Warrants at an exercise price of $3.39 and 427,983 at an exercise price of $4.07 were issued. Furthermore, on August 13, 2014, pursuant to an Amendment Agreement, the exercise prices of the March 2014 Warrants were reduced from $3.39 to $3.00 and from $4.07 to $3.50, and the number of warrants was increased from 2,108,938 to 2,381,342 and from 2,108,938 to 2,449,380, respectively. See Note 10.

(3)	On June 23, 2014, in connection with the amendment of its Certificate of Designations, the Company issued the June Warrants to purchase up to an aggregate of 427,179 shares of the Company’s Common Stock to the original purchasers of the Preferred C Stock. See Note 10.

(4)	On February 24, 2014, the Company’s board of directors approved an amendment to 2012 and 2013 warrant grants to investors of pre-Merger Immune Ltd. Such investors were originally granted with the option to purchase 20% instead of 50% of the shares of Immune Ltd. Therefore, as a remedy, the Company issued an additional 134,004 warrants, at an exercise price of $5.04. The total fair value of $274 was determined using the Black-Scholes option-pricing model, with an expected term of 1.95-4.48 years, volatility of 90%, risk-free interest rate of 0.27%-1.43%. Because the issuance reflects a correction to previous grant, these warrants were accounted for within equity, following the accounting for the original transaction. The impact on current, as well as on any prior financial period was determined not to be material.

(5)	On August 13, 2014, the Company entered into an investment agreement with one of its investors. Pursuant to the agreement, the Company received a total of $2,000 upon closing. As consideration, the Company issued the investor 500,000 shares of its common stock, at $4.00 per share, and granted the investor 250,000 warrants, at an exercise price of $5.00 with a term of five years. The fair value of the issued warrants is $612, which was determined using the Black-Scholes option pricing model, using the following assumptions: stock price of $4.11, expected term of 5.0 years, volatility of 83.44%, risk-free interest rate of 1.72%.

In September 2014, the Company entered into an agreement with one of its investors. According to the agreement, in consideration for $384, received by the Company in April 2014, it issued the investor 96,000 shares of its common stock and 162,000 warrants at an exercise price of $4.00 and term of five years. The fair value of the issued warrants is $399, which was determined using the Black-Scholes option pricing model, using the following assumptions: stock price of $3.92, expected term of 5.0 years, volatility of 83.44%, risk-free interest rate of 1.72%.

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

As of December 31, 2014, the Company accounted for the placement agent warrants, at a total fair value of $486, which was determined using the Black-Scholes option pricing model, with an expected term of 2.25 years, volatility of 74.4%, risk free interest rate of 0.71%. These warrants were accounted for following the accounting method used for the original transaction.

(7)	In September 2014, the Company’s board of directors agreed to extend the expiration date of 235,333 warrants, originally issued in connection with a financing transaction, at an exercise price of between $3.36 and $4.20, and original expiration dates of between September 2014 and February 2015, until December 31, 2015. As a result, the Company recorded an incremental value of $172, as a deemed dividend. Such value was determined using the Black-Scholes option-pricing model, with an expected term of 1.32 years, volatility of 75.00%, risk free interest rate of 1.50%. Furthermore, the Company entered into agreements with certain warrant holders, according to which, a total of 162,288 warrants at an exercise prices ranging from $4.20 to $5.04 and remaining term of between one and four years, were exchanged for 162,288 warrants at an exercise price of $3.00 and expiration on October 30, 2014. As of December 31, 2014, a total of 77,280 were exercised and the remaining warrants expired. The modification did not have an impact on the Company’s financial statements, since the fair value of the new warrants was less than the fair value of the existing warrants prior to the modification.

(8)	In connection with the November 2014 Offering (see Note 10), the Company issued warrants to purchase 1,078,725 shares of common stock exercisable immediately for a period of three years with a total exercise price of $3.75 per share. The fair value of the issued warrants is $1,396, which was determined using the Black-Scholes option pricing model, using the following assumptions: stock price of $2.75, expected term of 3.0 years, volatility of 84.66%, risk free rate of 0.94%.

12.  Loss Per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the years ended December 31, 2014 and 2013 excludes shares underlying stock options and warrants and convertible preferred, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

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

Such excluded shares are summarized as follows:

	Year Ended December 31,
	2014	2013
Common stock options	5,346,854	3,192,849
Restricted stock units (unvested)	160,702	-
Shares issuable upon conversion of preferred stock	1,165,351	-
Warrants	8,926,385	2,005,684
Total shares excluded from calculation	15,599,292	5,198,533

13.  Commitments and Contingencies

(a) Leases

The Company’s lease at 777 Old Saw Mill River Road, Tarrytown, NY, expired on March 31, 2014. From April 1, 2014 through July 31, 2014, the Company’s headquarters were relocated to 708 3rd Avenue, New York, NY, 10017. Effective August 1, 2014, the Company’s headquarters were relocated to Cambridge Innovation Center 1 Broadway 14th Floor, Cambridge, MA 02142. The aggregate monthly rental payment for such lease is approximately $1 per month; the lease can be terminated after a 30 days’ notice. In October 2014, the Company signed a one-year lease for a corporate apartment in Long Island, NY, for a total monthly cost of $3. In February 2015 the Company’s headquarters were relocated to 430 East 29th Street, Suite 940, New York, NY 10016. The aggregate monthly rental payment for such lease is approximately $17 per month and the lease expires in 2020. The Company’s lease of office space at 15 Abba Even, Herzliya, Israel, expired on December 31, 2013 and it had entered into a new, three-year, agreement for the lease of office space at 11 Galgalei HaPlada, Herzliya, Israel, effective as of December 15, 2013. The aggregate monthly rental payment for such lease is approximately $6 per month. The Company’s lease of laboratory space in Rehovot, Israel expired in March 2014 and was not renewed. For the years ended December 31, 2014 and 2013, the Company recorded rent expense of $158 and $100, respectively. Future minimum lease payments under non-cancelable leases for office space, as of December 31, 2014, are as follows:

Period Ending December 31,	Amount
2015	$224
2016	276
2017	282
2018	217
2019	223
2020	75
Total	$1,297

(b) Employment Agreements

The Company is committed under various employment agreements. The agreements provide for, among other things, salary, bonus, severance payment, and certain other payments, each as defined in the respective agreements.

(c) Licensing Agreements

The Company is a party to a number of research and licensing agreements, including iCo, MabLife, Yissum, Dalhousie, Lonza and Shire, which may require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments under these agreements. See also Note 4.

(d) Litigation

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. Subsequent to year end, in connection with the trial, the Company incurred approximately $405 of legal costs which were settled in cash and 116,594 shares of stock.

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

14.  Income Taxes

Income tax expense for the years ended December 31, 2014 and 2013 is primarily due changes in exposure for uncertain tax positions and minimum state and local income taxes. The Company recorded a deferred tax liability of $10,870 as of December 31, 2014 and 2013 related to the reverse merger transaction. The deferred tax liability was recorded to account for the book vs. tax basis difference related to the in-process research and development intangible asset, which was recorded in connection with the merger.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2014 and 2013.

The change in the valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $7,823 and $11,195, respectively. The large increase in the valuation allowance for the year ended December 31, 2014 was mainly attributable to an increase in net operating losses, which resulted in acquired gross deferred tax assets with a corresponding full valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Property, plant & equipment	$688	$664
Patents and other intangible assets	359	452
Accrued liabilities	119	433
Other	57	57
Net operating loss carryforwards – U.S.	3,524	5,230
Net operating loss carryforwards – Israel	9,655	3,370
Stock-based compensation	4,616	989
Gross deferred tax assets	19,018	11,195
Valuation allowance	(19,018)	(11,195)
Gross deferred tax assets after valuation allowance	-	-
Deferred tax liability – AmiKet intangible assets	(10,870)	(10,870)
Net deferred tax liability	$(10,870)	$(10,870)

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2014 and 2013 is as follows:

	For the Year Ended
	December 31,
	2014	2013
U.S. federal statutory tax rate	34.0%	34.0%
State income taxes, net of federal benefit	4.4	(3.2)
U.S. vs. foreign tax rate differential	(1.9)	(13.9)
Nontaxable bargain purchase gain	-	38.1
Equity-based compensation	(4.5)	(19.2)
Other	1.4	(0.2)
Change in valuation allowance	(33.4)	(35.8)
Effective tax rate	-%	(0.2)%

The Company has approximately $67,100 of gross net operating loss carryforwards (federal, state and Israel) as of December 31, 2014. The Company reduced its tax attributes (NOL’s and tax credits) as a result of the Company’s ownership changes in 2007, 2009 and 2013 and the limitation placed on the utilization of its tax attributes, as a substantial portion of the NOL’s and tax credits generated prior to the ownership changes will likely expire unused. The most significant reduction in tax attributes occurred in 2013 as a result of the reverse merger.

	December 31,
	2014	2013
U.S. Federal NOL's	$24,300	$13,200
U.S. State NOL's	24,300	13,200
Israel NOL's	18,500	13,500
Total NOL’s	$67,100	$39,900

The Company’s federal and state NOL’s of $24,300 each begin to expire after 2030 through 2033. The Company’s Israel NOL of $18,500 does not expire.

As of January 1, 2007, the Company adopted guidance on accounting for uncertainty in income taxes which clarified the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of this guidance by the Company did not have a material impact on the Company’s financial condition or results of operations and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company has gross liabilities recorded of $50 and $40 for the years December 31, 2014 and 2013, respectively, to account for potential state income tax exposure.  The Company is obligated to file income tax returns in the U.S. federal jurisdiction, Germany and Israel and various states.  Since the Company had losses in the past, all prior years that generated NOL’s are open and subject to audit examination in relation to the NOL generated from those years.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Balance at January 1,	$40	$40
Additions related to tax positions	10	10
Reductions related to tax positions	-	(10)
Balance at December 31,	$50	$40

15.  Related-Party Transactions

(a)	Daniel Teper

In September 2011, Immune Ltd. entered into an employment agreement with Dr. Teper under which he continued as Immune Ltd.’s Chief Executive Officer. Immune Ltd. agreed to compensate Dr. Teper with a monthly salary of approximately $10 plus benefits and reimbursement of certain expenses. Dr. Teper was eligible for an annual bonus of up to 50% of his annual salary based 50% upon successful achievement of personal objectives and the overall performance of his duties and obligations, and 50% on general corporate performance. The agreement was cancelable by Dr. Teper with six months’ prior notice and by Immune Ltd. with twelve months’ prior notice. On June 1, 2014, Immune Ltd., and Dr. Teper entered into an amendment to an employment agreement, according to which, Dr. Teper’s compensation is to be adjusted to reflect an annual compensation of $100 per annum. Effective January 1, 2015, Dr. Teper’s employment agreement with Immune Ltd. was terminated.

On June 1, 2014, Dr. Teper entered into an additional employment agreement with Immune Inc. According to the agreement between Immune Inc. and Dr. Teper, an annual total compensation of $260 is to be paid to Dr. Teper by the Company. In addition, the Company agreed to pay Dr. Teper a sign-on bonus for the services provided prior to the date of this agreement. Moreover, Dr. Teper is entitled for an annual incentive award, in cash or in equity, based on mutually agreed goals. Effective January 1, 2015, concurrent with his terminated agreement Dr. Teper’s employment agreement with the Immune Inc. was amended to increase total compensation to $360.

In June 2011, Immune Pharmaceuticals Corporation, Inc, a wholly owned subsidiary of Immune Ltd., entered into a services agreement with 21 West Partners LLC (“21 West”), a company owned and controlled by Dr. Teper, a founder and CEO of Immune Ltd, under which, the Company agreed to pay $200 annually for services rendered plus reimbursement for certain expenses. The agreement with 21 West was terminated by the parties in December 2013. In addition, Dr. Teper offset $60 of the amounts due to him under the service agreement with 21 West, for participation in the March 2014 Financing. As of December 31, 2014 and 2013, $0 and $127 was due to Dr. Teper, respectively.

In February 2014, the Company granted Dr. Teper 750,000 options to the Company’s shares of common stock, at an exercise price of $2.38. These options will vest quarterly over a three-year period. Total fair value at grant date was $1,542.

Total expenses recorded for 21 West Partners LLC and Dr. Teper in the aggregate amounted to approximately $209 and $200 in each of the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, no amounts were due to Dr. Teper.

(b)	Jean Elie Kadouche, Ph.D.

In July 2010, Immune Ltd. issued Jean Elie Kadouche shares of its ordinary stock, so that at the time of the transaction, Dr. Kadouche became a 50% owner of Immune Ltd. Immune Ltd. assigned no value to the shares issued in this transaction.

In August 2013, Immune Ltd. and Dr. Kadouche entered into a consulting agreement, pursuant to which, Dr. Kadouche agreed to serve as Immune Ltd.’s Vice President Biologics Research and Development and as a member of the Scientific Advisory Board. In consideration for his services, Immune Ltd. agreed to pay a consulting fee of up to $10 per any calendar month plus reimbursement of expenses if and when services are provided. Dr. Kadouche is also eligible to receive bonus compensation in any calendar year at the discretion of the board of directors. In 2013, Immune Ltd. issued 22,917 of its ordinary shares to Dr. Kadouche as compensation for any past services rendered for which payment had not already been made. The shares were valued at $55.

Total expenses recorded for Dr. Kadouche in the aggregate amounted to $15 and $120 in each of the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, $0 and $20 was due to Dr. Kadouche, respectively.

(c)	Isaac Kobrin

In July 2014, Dr. Kobrin resigned from the Company’s board of directors and signed a consulting agreement, under which he will be paid monthly fees of $5 for his services to the Company. In addition, his options continue to vest under their original terms. The related modification charge was insignificant.

In October 2013, in connection with his board service, the Company awarded Dr. Kobrin ten-year options to purchase 100,000 ordinary shares at an exercise price of $2.50 per share. Half of the options were immediately vested and half of the options vest within a three year period. The fair value of the options, based on the Black-Scholes option-pricing model, was approximately $242. In addition, in October 2013, the Company had agreed to pay Dr. Isaac Kobrin $60 per year for his board services.

Total expenses recorded for Dr. Kobrin in the aggregate amounted to approximately $30 and $90 in each of the years ended December 31, 2014 and 2013, respectively. In addition, Dr. Kobrin participated in the March 2014 financing by converting $60 owed to him by the Company. As of December 31, 2014 and 2013, $30 and $60 was due to Dr. Kobrin, respectively.

(d)	Mark E. Rothenberg, M.D., Ph.D.

Mark E. Rothenberg, M.D., Ph.D. was the co-chairman of Immune Ltd.’s Scientific Advisory Board. In March 2011, Immune Ltd. agreed to compensate Dr. Rothenberg $5 per month for consulting services if and when services are provided plus 400,000 ordinary shares. The share grant was valued at $340 based on the fair value of the share as of the date of grant.

In December 2013, in connection with his board service, Immune Ltd. awarded Dr. Rothenberg options to purchase 50,000 ordinary shares at an exercise price of $2.35 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $114.

Total expenses recorded for Dr. Rothenberg in the aggregate amounted to $20 and $60 in the years ended December 31, 2014 and 2013, respectively. In addition, Dr. Rothenberg participated in the March 2014, Financing by converting $39 from consulting fees due to him. As of December 31, 2014 and 2013, $0 and $100 was due to Dr. Rothenberg, including board fees, respectively.

(e)	Daniel Kazado and Melini Capital Corp.

Mr. Kazado originally served on the Board of Directors of Immune Ltd and is now chairman of Immune Inc. In January 2014, the Company entered into a consulting agreement with Melini Capital Corp., to which Mr. Kazado is related. In accordance with the agreement, Melini Capital Corp. received a grant of 600,000 restricted shares of common stock of the Company, to vest monthly over three years. The vesting of these restricted shares was accelerated in connection with the November 2014 Note (see Note 10). In connection with this grant, and acceleration the Company recorded an expense of $1,605 in the year ended December 31, 2014.

In 2012, Melini Capital Corp. had previously received options to purchase an aggregate of 750,000 shares of common stock. As of December 31, 2013, those options have fully vested. The options had a grant date fair value aggregating approximately $1,200 based on the Black-Scholes option-pricing model.

In April 2014, the Company entered into a three-year, $5,000 revolving line of credit with Melini Capital Corp., which may become available to the Company within up to four weeks from an official request by the Company. Borrowings under this line of credit would incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit become due upon maturity, April 7, 2017. This facility is unsecured and subordinated to the Company’s senior secured term loan. Additionally, either party had the right to terminate this line upon completion of a capital raise in excess of $5,000. The November 2014 financing exceeded $5,000, however, the line of credit was not terminated. On April 14, 2015 the line of credit was amended to waive Melini’s right to terminate the line for one year from the amendment date or the completion of a new capital raise in excess of $5,000, if earlier. To date, no amounts were drawn under this revolving 2014 line of credit.

Mr. Kazado offset $20 of existing debt by the Company for participation in the March 2014 Financing. As of December 31, 2014, no amounts were due to Mr. Kazado for his board services.

(f)	Soho Mavericks LLC

In September 2014, the Company entered into a consulting agreement with Soho Mavericks LLC, which was founded, and is being managed by Mr. Benjamin Teper, the son of the Company’s CEO, Dr. Daniel Teper. According to the agreement the Company is to pay a $5 monthly retainer for services received. During the year ended December 31, 2014, total payment under the consulting agreement of $20 was recorded. As of December 31, 2014, no amounts were owed Soho Mavericks LLC.

(g) Other Related Party Transactions

During the year ended December 31, 2013, the Company owed $162 for services to individuals who were previously determined related parties for services provided prior to December 31, 2012. These individuals were not determined to be related parties during the years ended December 31, 2014 and 2013.

16. Government Grants

The Company has received several grants from the State of Israel’s Ministry of Economics. As of December 31, 2013, the Company received a total of $521, which was recorded as a long-term liability. As of December 31, 2014, a total of $469 was classified as a long-term liability and additional $31 was paid by the Company due to results on a grant audit completed by the Ministry on Economics. The terms of these grants require the Company to pay royalties (up to the total grant amount) on any revenue-generating goods or services developed from the research funded by these grants.

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

(b)	Financial instruments which potentially subject the Company to significant concentrations of credit risk consists principally of cash. The Company maintains its cash with various major financial institutions. These major financial institutions are located in the United States and Israel. At certain times during the year cash may exceed federally insured limits.

(c)	A portion of the Company’s expenses are denominated in New Israeli Shekel and British Pound. If the value of the U.S. dollar weakens against the value of these currencies, there will be a negative impact on the Company’s operating costs. In addition, the Company is subject to the risk of exchange rate fluctuations to the extent it holds monetary assets and liabilities in these currencies.

18. Subsequent Events

(a)	In 2015, subsequent to the balance sheet date, certain investors elected to convert their shares of Preferred C Stock. As a result, a total of 40 shares of Preferred C Stock were converted and 17,415 shares of common stock were issued by the Company.

(b)	In January 2015, the Company amended a previously issued consulting agreement to include a provision whereby the named consultant would receive a bonus up to 5% of total net proceeds received if a partnering transaction for AmiKet, with a specifically identified entity, were to close prior to June 30, 2015. If earned, this bonus would be payable in 50% cash and 50% fully vested restricted stock units.

(c)	On March 10, 2015, the Company entered into a binding memorandum of understanding (the “MOU”) with Yissum regarding certain of Yissum’s patents in connection with nanoparticles for topical delivery (the “Technology”) for AmiKet, the Company’s neuropathic pain drug candidate ready for a Phase III clinical trial which has received Orphan Drug Designation for Post Herpetic Neuralgia. Pursuant to the MOU, the parties will enter into a definitive license agreement (the “License”) within six months of the date of the MOU (subject to an extension), for the commercial development and marketing of the Technology worldwide.

In addition, the Company will sponsor Yissum’s further research and development of the Technology for AmiKet. In consideration for the License to be executed between the parties, the Company will be obligated to pay Yissum i) an annual maintenance fee of $30 beginning five years after the execution of the License, which maintenance fee shall increase at rate of 30% each year, up to a maximum of $100 and may be credited against royalties or milestone payments payable in the same calendar year; ii) royalties on net sales of products by the Company in the amount of up to 3%, subject to certain possible reductions and iii) up to approximately $4,500 upon the achievement of certain regulatory, clinical development and commercialization milestones.

The Company will also sponsor the further research of the Technology to be conducted by Yissum, with a minimum payment of $300 for the first year, which amount shall be reviewed and approved by the parties on an annual basis.

(d)	On March 10, 2015, the conversion price of the Preferred C Stock was reduced to $1.51, which is 85% of the average of the 20 day closing prices of the common stock immediately prior to such date.

(e)	On February 13, 2015, the Company entered into agreements with third parties which provided these parties the right to participate in future financings of the Company and receive a minimum of $800 over the next twelve months and $100 in restricted stock, fully vested upon issuance.

