Form 10-K/A
period 2014-12-31
IMMUNE PHARMACEUTICALS INC
filed 2015-04-30
CIK 1208261

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

430 East 29th Street, Suite 940

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

As of April 24, 2015, the registrant had outstanding 24,575,260 shares of common stock, $.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Immune Pharmaceuticals Inc. (the “Company”) for the year ended December 31, 2014 as filed on April 15, 2015 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

FOR THE YEAR ENDED DECEMBER 31, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the name, age and position of each of our current directors and executive officers as of April 24, 2015.

Name	Age	Position

Directors and Executive Officers
Daniel G. Teper, Pharm. D.	55	Chief Executive Officer and Director
Gad Berdugo	50	Chief Financial Officer, Executive Vice President, Finance and Administration, and Secretary
Daniel Kazado	50	Chairman of the Board of Directors
Cameron Durrant, M.D. (1) (2) (3)	54	Lead Director
Elliot Maza (1)	59	Director
Rene-Pierre Azria (1) (2) (3)	58	Director

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Daniel Gedeon Teper, Pharm. D., 55, has been the Chief Executive Officer of the Company since August 25, 2013, when he was appointed to such positions pursuant to the terms of the merger. From August 25, 2013 to December 15, 2014, Dr. Teper also served as Chairmen of our Board of Directors. Dr. Teper founded Immune Pharmaceuticals Ltd. and served as its chairman and chief executive officer from January 2010 to August 2013.  From 2005 to 2009, Dr. Teper served as New York-based Managing Partner and Head of North America at Bionest Partners, a global management consulting firm, where he advised pharmaceutical and public biotechnology companies with respect to corporate strategy, business development, mergers and acquisitions, new product development and commercialization. From 2000 to 2004, Dr. Teper held various senior management roles in the U.S., including senior vice president of sales and business development at Softwatch, an internet healthcare company, where he assisted in raising $30 million in venture capital and expanding the company to over 150 employees. From 1996 to 1999, Dr. Teper served as global president of Havas-Euro Rscg Healthcare Worldwide, where he expanded operations internationally and advised pharmaceutical companies on global launches of major new drugs in multiple disease areas. Dr. Teper worked for Novartis from 1984 to 1990, serving at the headquarters in Basel, Switzerland from 1984 to 1985 and serving out of the U.S. from 1985 to 1990, during which time he held management responsibilities in sales and marketing and was appointed head of new product development for Cardiovascular Products. From 1990 to 1992, Dr. Teper held general management positions in France, including Senior Vice President and head of marketing and sales of Laboratories at GlaxoSmith Kline and President and Chief Operating Officer of Laboratories at Delagrange (which was acquired by Synthelabo, a predecessor to Sanofi). In 1993, Dr. Teper founded and began serving as chief executive officer of WINTEC Pharma, a specialty pharmaceutical company. In 1995, Dr. Teper sold the anti-infectives segment of WINTEC Pharma to Norgine (UK) and the dermatology segment to Galephar (Belgium). In 1999, Dr. Teper co-founded Novagali (NYSE Euronext: NOVA), a pharmaceutical company specializing in ophthalmology and which was recently acquired by Japan’s Santen. Dr. Teper holds a Doctor of Pharmacy degree from Paris XI University and an MBA from INSEAD, where he was a J. Salmon scholar. We believe that Dr. Teper is qualified to serve as on our board of directors due to his many years of service as our Chief Executive Officer and as former Chief Executive Officer of Immune Ltd., his extensive knowledge of our Company and his extensive experience within our industry.

Gad Berdugo, 50, joined our management team as Chief Financial Officer and Executive Vice President Finance and Administration and Secretary on January 14, 2015, and served as a director of the Company from June 2014 to January 2015.  Mr. Berdugo has over 20 years of experience in investment management and banking, strategic financial advisory and business and corporate development in the biomedical industry. Prior to his appointment as our EVP and CFO and from September 2012 to January 2015, Mr. Berdugo served as a Managing Director and Head of the Global Life Sciences at Tegris LLC, a New York City based financial advisory firm. He founded Explorium Capital LLC, a life science focused financial strategic advisory and investment management firm in 2008 and served there as Managing Partner through September 2012. From 2001 to 2008, Mr. Berdugo served as a Director at Lazard Asset Management Group, managing healthcare investments across a diverse range of Lazard Funds, including long/short hedge funds. Mr. Berdugo began his career at Abbott and later at Baxter Healthcare, where he was Director of Global Business Development for the Bio-Pharmaceutical Group. He served on the Board of Directors of Mabcure from 2010 to 2011 and on the Advisory Board of Spectrum Chemicals from 2009 to 2010. Mr. Berdugo holds an M.B.A. from H.E.C. School of Management in Paris; he also studied at Northwestern Kellogg School of Management.  He received his M.Sc. in Biochemical Engineering from University College London and his B.Sc. with Honors in Biotechnology from Imperial College London.

Daniel Kazado, 50, became a director of the Company on October 10, 2013 and became the Chairman of the Board of Directors on December 15, 2014. Mr. Kazado has served as a senior advisor to Melini Capital, a family owned private and public equity firm investing internationally in several industries, since its incorporation in 2010.  Melini Capital has been an early and significant investor in Immune Pharmaceuticals. From March 2011 to August 2013, Mr. Kazado served as a director. In 1992, Mr. Kazado founded DMA Altiam, a management consulting firm that advised boards of directors and senior management in multiple industries.  DMA Altiam grew to include 25 professionals over the course of fifteen years, and in 2002 Mr. Kazado sold the company to Altran Technologies, a global engineering and management consulting group with revenues of over $1 billion. Mr. Kazado holds a bachelor’s degree in Business Administration and a master’s degree in Management from Lyon University in France. We believe that Mr. Kazado is qualified to serve on our board of directors based on his experience with advising boards of directors and senior management of in multiple industries, including our industry, with respect to management and other business aspects.

Cameron Durrant, MD, MBA, 54, joined our board of directors in July 2014. Dr. Durrant served as President and Chief Executive Officer of ECR Pharmaceuticals Co., Inc. (“ECR”) a subsidiary of Hi-tech Pharmacal Co., Inc. (NASDAQ: HITK), from September 2012 to April 2014. From January 2010 to September 2012, Dr. Durrant served as a consultant to several biopharma companies, as the Founder, CEO and CFO of PediatRx, Inc. (subsequently divested) and on several biotech and medical device company boards. As well as holding CEO and CFO roles, he has acted as Chairman, Treasurer and Chief Accounting Officer and convened, sat on or chaired audit, nominating, governance, compensation and special board committees. He has been an executive at blue-chip big pharma, including Johnson and Johnson, Pharmacia Corporation (until its acquisition by Pfizer), GSK and Merck. He is a founding director of Bexion Pharmaceuticals, a private company with a Phase I, novel lipid/protein nanotech oncology therapeutic and a board member of Alcyone Life Sciences, a private medical device company. He has served as a founding investor, Chairman, CEO and CFO of PediatRx (a public company), Executive Chairman and CEO of Anavex (a public company), former Chairman of Pressure Point (a medical device company),  former CEO of PediaMed Pharmaceuticals (acquired by Connetics Corporation) and former board member of Topaz Pharmaceuticals (acquired by sanofi-aventis). He was the 2005 winner of the Ernst and Young Ohio and Kentucky ‘Entrepreneur of the Year’ winner and a national finalist, named in the PharmaVoice 2005, 2006, 2007 and 2010 list of one of the ‘100 most inspiring people in the pharmaceutical industry’ and by Pharmaceutical Executive in 2008 as part of the ‘Change generation – young leaders to watch in pharma’. Cameron earned his MD from the Welsh National School of Medicine, Cardiff, UK, his DRCOG from the Royal College of Obstetricians and Gynecologists, London, UK, his MRCGP from the Royal College of General Practitioners, London, UK, his DipCH from the Melbourne Academy, Australia and his MBA from Henley Management College, Oxfordshire, UK. We believe that Dr. Durrant is qualified to serve on our board of directors based on his experience advising companies in the pharmaceutical industry and his vast experience as an executive and director of several pharmaceutical companies.

Elliot Maza, J.D., 59, became a director of the Company on January 14, 2015.  Prior to joining the Board of Directors, Mr. Maza served as a consultant to the Company from November 2014 to January 2015. From May 2006 to the present, Mr. Maza has served in several management positions at Intellect Neurosciences, Inc., a biotechnology company focused on the development of therapeutics for Alzheimer’s disease.  Mr. Maza served as the Executive Vice President of Intellect Neurosciences, Inc. from May 2006 to March 2007 and as President from March 2007 to October 2011.  He has served as Chief Financial Officer of Intellect Neurosciences, Inc. from May 2006 to the present. Mr. Maza was appointed to the board of directors of Intellect Neurosciences, Inc. on June 26, 2007. From December 2003 to May 2006, Mr. Maza served as Chief Financial Officer of Emisphere Technologies, Inc., a biopharmaceutical company specializing in oral drug delivery. From March 1999 to December 2003, he was a partner at Ernst and Young, LLP. During the period from May 1989 to March 1999, Mr. Maza served as an Associate and subsequently Vice President in the Fixed Income divisions of Goldman Sachs, Inc. and JP Morgan Securities, Inc. Mr. Maza practiced tax and corporate law at Sullivan and Cromwell in New York from September 1985 to April 1989. Mr. Maza is qualified to serve as a director of the Company based on his experience as a senior executive in several biotech and biopharma companies.

René-Pierre Azria, 58, joined our board of directors in April 2015.  Since January 2015, he has served as a Senior Partner of LionTree Advisors LLC, a US privately-held advisory firm specialized in strategic financial analysis and mergers and acquisitions.  In January 2008, Mr. Azria founded Tegris LLC, a financial advisory firm he managed until December 2014. Mr. Azria was previously a worldwide partner with Rothschild & Co. based in New York. Prior to joining Rothschild in 1996, Mr. Azria served as Managing Director of Blackstone Indosuez and President of Financière Indosuez Inc. in New York. Mr. Azria serves as a director and member of the Risk Committee of Phoenix Group plc, a U.K. life insurer listed on the London Stock Exchange. Mr. Azria also serves as a director of two privately-held book publishers, in France and the US.  He served as a director of Jarden Corporation until 2012.  Mr. Azria holds an MSc. from the Ecole des Hautes Etudes Comerciales in France and Trium Global Executive MBA degrees from the London School of Business and New York University Stern School of Business.  Mr. Azria is qualified to serve as a director of the Company based on his extensive experience in banking and finance.

Family Relationships

There are no family relationships among any of our current or former directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceeding in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Procedures by which Stockholders may Nominate Directors

For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to our by-laws, the stockholder must give timely notice thereof in writing to Corporate Secretary, Immune Pharmaceuticals Inc., 430 East 29th Street, Suite 940, New York, NY 10016, and any such businesses other than the nominations must constitute a proper matter for stockholder action. In accordance with our By-laws, to be timely, a stockholder’s notice shall be delivered in writing to Corporate Secretary, Immune Pharmaceuticals Inc., 430 East 29th Street, Suite 940, New York, NY 10016, not later than the close of business on the sixtieth day nor earlier than the close of business on the ninetieth day prior to the first anniversary of the preceding year’s annual meeting, provided, however, that in the event that the date of the annual meeting is more than thirty days before or more than seventy days after such anniversary date, notice by the our stockholders must be so delivered not earlier than the close of business on the sixtieth day prior to such annual meeting and not later than the close of business on the later of the ninetieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made by us.

Audit Committee and Financial Experts

Our Audit Committee currently consists of Mr. Maza (Chairman) and Messrs. Durrant and Azria. Mr. Rene Lerer, Ms. Ana Stancic and Mr. Gad Berdugo served on our Audit Committee during the fiscal year ended December 31, 2014. Ms. Stancic served on the Audit Committee until her resignation from the Board of Directors on January 14, 2015. Mr. Berdugo served on the Audit Committee until he resigned on January 14, 2015 due to his appointment as our Chief Financial Officer. Mr. Lerer served on our Audit Committee until his resignation from the Board of Directors on April 17, 2015. Mr. Azria was appointed to the Board of Directors and to our Audit Committee on April 17, 2015. Our Audit Committee met six times during the fiscal year ended December 31, 2014. Our Audit Committee is responsible for retaining and overseeing our independent registered public accounting firm, approving the services performed by our independent registered public accounting firm and reviewing our annual financial statements, accounting policies and our system of internal controls. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and The NASDAQ Stock Market LLC, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Maza is an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on the “Investors-Corporate Governance-Committees” section of our website at www.immunepharmaceuicals.com.

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

To our knowledge, based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2014, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2014, with the exception of Forms 4 which were not filed on a timely basis with respect to one transaction on behalf of the following individuals: Daniel Kazado, Ana Stancic, Gad Berdugo, Cameron Durrant, David Sidransky, Isaac Kobrin and Daniel Teper.

CODE OF CONDUCT AND ETHICS

A Code of Business Conduct and Ethics that applies to all our employees, and a Supplemental Code of Ethics that specifically applies to our Chief Executive Officer and Chief Financial Officer. The text of the Code of Business Conduct and Ethics and the Supplemental Code of Ethics are publicly available on our website at www.immunepharmaceuicals.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investors-Corporate Governance” section of our website at www.immunepharmaceuicals.com or included in a Current Report on Form 8-K we will file within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned, paid or accrued during the last two fiscal years ended December 31, 2014 and 2013 by (i) our Chief Executive Officer, and (ii) our two next most highly compensated former executive officers who earned more than $100,000 during the fiscal year ended December 31, 2014, collectively referred to in this prospectus as the “named executive officers”.

Name/Principal Position	Year	Salary ($)		Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)

Daniel G. Teper	2014	342,456	(2)(3)	—	1,541,613	2,098	(3)(4)	1,886,167	(3)
Chief Executive Officer	2013	112,709	(2)(3)	—	—	52,571	(3)(4)	165,280	(3)

Robert W. Cook (5)	2014	130,342		—	205,548	3,194	(6)	339,084
Former Chief Financial Officer.	2013	364,994		—	—	19,771	(6)	384,765
						6
Stephane Allard (7)	2014	192,292		—	—	5,483	(6)	197,775
Former Chief Medical Officer	2013	283,662		—	—	20,948	(6)	304,610

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2)	On August 25, 2013, pursuant to the consummation of the merger, Dr. Teper joined us as our Chairman and Chief Executive Officer. Since December 15, 2014, Dr. Teper serves only as our Chief Executive Officer. The amounts disclosed above exclude compensation paid to Mr. Teper, by Immune Ltd. prior to the merger. In the period from January 1, 2013 to the merger date, total compensation paid by Immune Ltd. for salary was $85,304 and $133,333 was accrued to 21 West Partners LLC, a company owned and controlled by Dr. Teper, by one of our subsidiaries, Immune Corp., $127,000 of which were deferred as of December 31, 2013. In 2014, Dr. Teper purchased shares of preferred stock and warrants for an aggregate purchase price of $60,000 in the private placement completed on March 14, 2014, which was paid by our outstanding obligation in the same amount to 21 West Partners LLC. The remainder of the deferred amount together with $7,500 which was deferred by Immune Ltd. was repaid during the first quarter of 2014.

(3)	Based upon an average exchange rate of 3.5932 and 3.6107 between the NIS and U.S. Dollar for 2014 and 2013, respectively.

(4)	Represents contributions to: (a) continued savings fund (Keren Hishtalmut), (b) disability insurance (Ovdan Kosher Avoda) and (c) statutory national insurance (Bituach Leumi) in the aggregate total amount of $2,098 in 2014 and $3,520 in 2013, respectively. Additionally, includes travel reimbursement in the aggregate amount of $0 in 2014 and $49,051 in 2013. This amount excludes contributions of $13,065 travel reimbursement prior to the merger.

(5)	Mr. Cook was appointed Interim President and Chief Executive Officer and Chief Financial Officer in August 2012 and served in this position until the consummation of the merger on August 25, 2013. Since the closing of the merger until his resignation effective on April 10, 2014, Mr. Cook served as our Chief Financial Officer.

(6)	Includes premiums for health benefits and for life and disability insurance paid on behalf of the named executive officer.

(7)	As of March 11, 2014, Dr. Allard’s employment as our Chief Medical Officer was terminated.

Narrative Disclosure to Summary Compensation Table

Dr. Daniel G. Teper

Effective upon the consummation of the merger on August 25, 2013, Dr. Teper, our Chief Executive Officer, was entitled to compensation of $360,000 per year as a base salary, options to purchase 750,000 shares of our common stock which vest quarterly over a three year period, which options were granted in February, 2014, and an annual bonus of up to 100% of his base salary. During fiscal years 2013 and 2014, no bonus was paid to Dr. Teper.

Under an employment agreement from September 2011 with our Israeli wholly-owned subsidiary, Immune Pharmaceuticals Ltd., or Immune Ltd., Dr. Teper was entitled to a monthly salary of approximately $10,000 plus benefits and reimbursement of certain expenses. Dr. Teper was also entitled to an annual bonus of up to 50% of his annual base salary, 50% based on successful achievement of personal objectives and the overall performance of his duties and obligations and 50% based on general corporate performance. Pursuant to this employment agreement, Dr. Teper was paid $49,562 from the consummation of the merger through December 31, 2013. Pursuant to a services agreement with 21 West Partners LLC, a company owned and controlled by Dr. Teper, Immune Ltd. has agreed to pay 21 West Partners LLC $200,000 annually for services rendered plus reimbursement for certain expenses. This agreement was terminated as of December 2013.

On June 4, 2014, we entered into a new employment agreement with Dr. Teper (the “Employment Agreement”). Under the terms of his Employment Agreement, Dr. Teper is entitled to receive an annual base salary of $260,000. His first base salary payment shall also include a sign-on bonus of $48,208 for services provided by Dr. Teper to us prior to June 1, 2014. In addition, Dr. Teper will be eligible to receive, subject to the board of directors’ approval, an annual incentive award, contingent upon his achievement of goals mutually agreed upon by Dr. Teper and us, of up to $360,000 for each calendar year of his term of employment, which may be granted in cash or in equity equivalent. Under the term of his Employment Agreement, Dr. Teper is also eligible to participate in all employee benefit plans, programs and arrangements, and all fringe benefits and perquisites that are made available to our senior executives, including but not limited to, health insurance coverage in accordance with the terms of our health insurance plan. Furthermore, Dr. Teper received $100,000 as an annual base salary from Immune, Ltd., as further discussed below.

The Employment Agreement is effective as of June 1, 2014 and may be terminated upon death, disability, by us with or without Cause (as defined in the employment agreement), or by Dr. Teper with or without Good Reason (as defined in the employment agreement). In the event the Employment Agreement is terminated for Good Reason by Dr. Teper, he shall be entitled to receive his base salary for a period of three (3) months. If the Employment Agreement is terminated by the Company without Cause, Dr. Teper shall be entitled to receive his base salary for a period of six (6) months. In each case, payment is contingent upon Dr. Teper’s signature of a release that is satisfactory to the Company in form and in substance. The Employment Agreement does not provide for any payments in the event that it is terminated by the Company for Cause or by Dr. Teper without Good Reason.

Furthermore, as part of his compensation, effective February 2, 2014, Dr. Teper has been granted an option to purchase 750,000 shares of our common stock, at an exercise price of $2.38, the closing price of our shares of common stock on the date of the grant by the board of directors, which options vest quarterly over a three- year period, subject to acceleration in the event of (i) Change of Control; or (ii) termination by us without Cause, pursuant to the terms and subject to the conditions of our stock option plan.

On June 23, 2014, Immune Ltd. and Dr. Teper entered into an amendment to that certain employment agreement, by and between Immune Ltd. and Dr. Teper, dated September 1, 2011 (the “Amendment”). The Amendment is effective as of June 1, 2014. Pursuant to the Amendment, (i) Dr. Teper’s base annual salary will be $100,000 (or NIS 20,500 per month) and will increase to $141,463 (or NIS 29,000 per month) commencing on January 1, 2015, for services rendered by Dr. Teper to Immune Ltd. (ii) the notice period for termination by employee was reduced to three months and by Immune Ltd. was reduced to six months, and (iii) Dr. Teper will be entitled to up to 10 paid vacation days, which can be accumulated, subject to certain conditions.

The employment agreement of Dr. Teper with Immune Ltd. was in addition to the existing Employment Agreement between us and Mr. Teper entered into on June 4, 2014, as described above. However, on February 28, 2015, Mr. Teper and Immune Ltd. terminated, effective as of January 1, 2015, Mr. Teper’s employment agreement with Immune Ltd., pursuant to which Mr. Teper was paid, among other benefits, an annual base salary of $100,000. In connection with the termination, we and Mr. Teper amended Mr. Teper’s Employment Agreement. Pursuant to the amendment, effective as of January 1, 2015, Mr. Teper’s annual base salary increased from $260,000 to $360,000.

Robert W. Cook

Robert W. Cook was our Chief Financial Officer until April 10, 2014. Pursuant to that certain Amended and Restated Employment Agreement, dated July 21, 2010, entered into with Mr. Cook, Mr. Cook was entitled to an annual base salary of $300,000, which was subject to at least annual review for increase in the discretion of the board of directors or our compensation committee, and an additional $100,000 for his service as the Interim President and Chief Executive Officer prior to the consummation of the merger which we intend to pay by a cash payment of $50,000 and a two-year warrant to purchase 50,000 shares of our common stock at an exercise price of $1.98. Mr. Cook was also eligible for an annual cash bonus of up to 45% of his base salary, the actual amount of which would have been determined by the board of directors in its discretion. Mr. Cook has deferred payment of a portion of his salary until completion of any one of certain predetermined objectives, including a change of control (which the merger constituted).

Dr. Stephane Allard

Dr. Stephane Allard was our Chief Medical Officer. On March 11, 2014, we and Dr. Allard entered into a Settlement Agreement and General Release (the “Agreement”). Pursuant to the Agreement, we have agreed to pay Dr. Allard (i) an aggregate severance payment in the amount of $141,831, to be paid in six monthly installments beginning on March 1, 2014; (ii) aggregate expenses reimbursement of $1,609; (iii) an aggregate of $43,642 for accrued vacation time, to be paid in six monthly installments beginning on March 1, 2014; (iv) back salary of $11,819; and (v) COBRA payments (premium and co-pay) for Dr. Allard and his family for six months commencing February 1, 2014. We also have agreed to pay a 2.5% penalty for the late payment of any installment payment due and not settled within seven days. Such penalty will be compounded monthly until each late payment is paid in full. In the event that we fail to make any payments due for a period of 30 consecutive days, all remaining balances under the Agreement shall accelerate together with all penalties incurred.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information for each named executive officer regarding outstanding stock options on the last day of the fiscal year ended December 31, 2014:

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Number Exercisable (1)		Number Unexercisable	Option Exercise Price	Option Expiration Date

Daniel G. Teper	185,473	(2)	—	$0.04	7/8/22
	30,912	(3)	—	$0.71	7/10/22
	12,365	(4)	—	$0.99	4/11/23
	250,000	(5)	500,000	$2.38	2/2/24

Robert Cook	—		—	—	—

Stephane Allard	—		—	—	—

(1)       The options have not been, and may never be, exercised and actual gains, if any, on exercise will depend on the value of the shares of common stock on the date of exercise.

(2)       Vesting of these stock options and stock awards were originally solely subject to the achievement of certain milestones related to the successful financing goals. The vesting of these stock options vested as follows: (i) one third after the first $4 million financing in December 2012, (ii) one third after $5 million financing in March 2013, and (iii) one third after $6 million financing which vested in June, 2013.

(3)       This option was fully vested on August 24, 2012.

(4)       This option was fully vested on the date of grant.

(5)       These options vest quarterly over three years from date of grant.

Director Compensation

The following table sets forth the total compensation paid or accrued during the fiscal year ended December 31, 2014 to our non-employee members of our board of directors who serve on our board of directors.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)

David Sidransky (3)	69,375	—	69,375

Ana Stancic (4)	45,000	—	45,000

Isaac Kobrin (5)	30,000	—	30,000

Daniel Kazado (6)	40,000	—	40,000

Rene Lerer (7)	40,000	—	40,000

Gad Berdugo (8)	35,000	111,184	146,184

Cameron Durrant (9)	20,000	130,344	150,344

(1)	All non-employee directors receive an annual cash fee of $40,000 for their service on our board of directors. Such cash fee is for a 1-year term from October 2014 through October 2015.

(2)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(3)	As the Vice Chairmen, and Chairman of the Compensation Committee, Dr. Sidransky received an annual cash fee of $40,000. As the Chairman of the Executive Committee, Dr. Sidransky received $15,000 per quarter pro-rated over time served on the committee. Such cash fee is for a one-year term from October 2014 through October 2015. Dr. Sidransky resigned from the Board of Directors effective January 14, 2015.

(4)	As the Chairwoman of the Audit Committee, Ms. Stancic was entitled to receive an additional annual cash fee of $20,000. Such cash fee is for a one-year term from October 2014 through October 2015. Ms. Stancic resigned from the Board of Directors effective January 14, 2015.

(5)	As the Chairman of our Research and Development Committee, Dr. Kobrin was entitled to receive an additional annual fee of $20,000. Such cash fee is for a one-year term from October 2014 through October 2015. Dr. Kobrin resigned from the Board of Directors effective July 10, 2014.

(6)	Mr. Kazado was elected as the Chairmen of the Board of Director’s effective December 15, 2014 and will be entitled to receive an additional annual fee of $80,000.

(7)	Mr. Lerer resigned from the Board of Directors effective April 17, 2015.

(8)	Mr. Berdugo was appointed to the Board of Directors effective June 10, 2014. As the Chairman of the Pricing Committee, Mr. Berdugo was entitled to receive an additional annual fee of $20,000. Effective January 21, 2015, Mr. Berdugo was appointed Chief Financial Officer of the Company and resigned from his position as a member of the Board of Directors.

(9)	Dr. Durrant was appointed to the Board of Directors effective July 14, 2014. As the Chairmen of the Compensation Committee, Dr. Durrant is entitled to receive an additional annual fee of $20,000. Also, on January 10, 2015, Dr. Durrant was appointed the Lead Director of the Company and is entitled to receive an additional annual fee of $20,000 (which amount is not reflected in the table above).

Narrative to Director Compensation Table

In October 2013, our board of directors adopted a director compensation plan applicable to our non-employee directors, pursuant to which, we compensate our non-employee directors in cash and stock options. Our non-employee members of the board of directors of are entitled to cash compensation of $40,000 per year as a base fee plus $20,000 per year for service as a chairperson of a committee of the board of directors, other than the nominating and corporate governance committee, and up to 50% of the base fee for service as the Vice Chair/Lead Independent Director of the board of directors. In addition to the cash compensation, each member of the board of directors will be granted stock options to purchase 50,000 shares of our common stock that vest on the date of grant and stock options to purchase 50,000 shares of our common stock that vest quarterly over a three-year period. The exercise price of all of the foregoing options will be the fair market value on the date of the grant. In addition, we will reimburse our non-employee directors for their out-of-pocket expenses incurred in connection with attending board and committee meetings.

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2014, with respect to all of our equity compensation plans then in effect:

Plan Category	(a) No. of securities to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	5,346,854	$1.70	7,653,146
Equity compensation plans not approved by security holders	—	—	—

(1)	This plan consists of the 2005 Employee Stock Option Plan. Upon the consummation of the merger all of the issued and outstanding options of Immune Ltd. were exchanged for options to purchase shares of our common stock and assumed by us and the Immune Ltd. plan was terminated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our current directors and the named executive officer identified under the heading “Executive Compensation”, and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days after April 24, 2014 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 24,575,260 shares of our common stock issued and outstanding on April 24, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 24, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the stockholders below is in care Immune, 430 East 29th Street, Suite 940, New York, NY 10016.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

5% + Stockholders:

Melini Capital Corp. (1)	2,138,836	5.43%
ADR Tower, 8th floor
Samuel Lewis Av.
Obarrio Urbanization
Panama City, Republic of Panama

Executive Officers and Directors:
Daniel G. Teper (2)	4,959,810	12.27%

Gad Berdugo (3)	26,667	*

Daniel Kazado (4)	112,901	*

Cameron Durrant (5)	17,500	*

Elliot Maza (6)	4,167	*

Robert W. Cook 119 Hunterdon Blvd. Murray Hill, NJ 07974	—	—

Dr. Stephane Allard 341 North Woodland Street Englewood, NJ 07631	—	—
All current executive officers and directors as a group (5 persons) (7)	5,121,045	12.92%

*	Represents beneficial ownership of less than 1% of the shares of common stock.

(1)	This information is based solely on the Company’s records and may not reflect the current beneficial ownership of Melini Capital Corp. Includes warrants to purchase 221,310 shares of our common stock that are exercisable within the next 60 days, options to purchase 463,672 shares of our common stock that are exercisable within the next 60 days, and preferred stock convertible into 35,772 shares of our common stock.

(2)	Includes 478,751 shares issuable upon the exercise of stock options that are exercisable within the next 60 days, warrants to purchase 27,757 shares of our common stock that are exercisable within the next 60 days and preferred stock convertible into 8,585 shares of our common stock.
(3)	Consists of 16,667 shares issuable upon the exercise of stock options that are exercisable within the next 60 days, warrants to purchase 2,000 shares of our common stock that are exercisable within the next 60 days.
(4)	Consists of 79,167 shares issuable upon the exercise of stock options that are exercisable within the next 60 days, warrants to purchase 11,242 shares of our common stock that are exercisable within the next 60 days and preferred stock convertible into 14,101 shares of our common stock.
(5)	Includes 12,500 shares issuable upon the exercise of stock options that are exercisable within the next 60 days and warrants to purchase 1,000 shares of our common stock that are exercisable within the next 60 days.
(6)	Consists of 4,167 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.
(7)	See footnotes 2 through 6.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of transactions since January 1, 2013 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two years, and in which any of our executive officers, directors or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation arrangements, which are described in the section above titled “Executive Officer and Director Compensation.”

Daniel G. Teper

In June 2011, Immune Pharmaceuticals Corporation, Inc, a wholly owned subsidiary of Immune Ltd., entered into a services agreement with 21 West Partners LLC (“21 West”), a company owned and controlled by Dr. Teper, a founder and CEO of Immune Ltd, under which, the Company agreed to pay $200,000 annually for services rendered plus reimbursement for certain expenses. The agreement with 21 West was terminated by the parties in December 2013. In addition, Dr. Teper offset $60,000 of the amounts due to him under the service agreement with 21 West, for participation in our March 2014 private placement financing. As of December 31, 2014 and 2013, $0 and $127,000 was due to 21 West, respectively, and no amounts are currently due to 21 West.

Melini Capital Corp. and Daniel Kazado

In April 2014, the Company entered into a three-year, $5,000,000 revolving line of credit with Melini Capital Corp., an affiliate of Mr. Kazado, our Chairman (“Mellin”), which may become available to the Company within up to four weeks from an official request by the Company. Borrowings under this line of credit would incur interest at a rate of 12% per annum, payable quarterly. Any amounts borrowed under the line of credit become due upon maturity, April 7, 2017. This facility is unsecured and subordinated to the Company’s senior secured term loan. Additionally, either party had the right to terminate this line upon completion of a capital raise in excess of $5,000,000. On April 14, 2015, the line of credit was amended to waive Melini’s right to terminate the line for one year from the amendment date or the completion of a new capital raise in excess of $5,000,000, if earlier. To date, no amounts were drawn under this revolving 2014 line of credit.

In January 2014, the Company entered into a consulting agreement with Melini. In accordance with the agreement, Melini received a grant of 600,000 restricted shares of common stock of the Company, to vest monthly over three years. The vesting of these restricted shares was accelerated in connection with the November 2014 private placement.

In 2012, Melini Capital Corp. had previously received options to purchase an aggregate of 750,000 shares of common stock. As of December 31, 2013, those options have fully vested.

Mr. Kazado offset $20,000 of existing debt by us for participation in the our March 2014 private placement financing. As of December 31, 2014, no amounts were due to Mr. Kazado for his board services.

Soho Mavericks LLC

In September 2014, the Company entered into a consulting agreement with Soho Mavericks LLC, which was founded, and is being managed by Mr. Benjamin Teper, the son of the Company’s Chief Executive Officer, Dr. Daniel Teper. Pursuant to the agreement, the Company has paid a $5,000 monthly retainer for services received. During the fiscal years ended December 31, 2014 and 2013, total payment under the consulting agreement of $20,000 and $0, respectively, was recorded. As of December 31, 2014, no amounts were owed Soho Mavericks LLC.

Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Messrs. Maza, Durrant and Azria qualify as independent directors in accordance with the standards set by The NASDAQ Stock Market and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

INDEPENDENT PUBLIC ACCOUNTANT

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by EisnerAmper LLP, our independent registered public accounting firm, for the audit of our annual financial statements for the years ended December 31, 2014 and December 31, 2013 and fees billed for other services rendered by EisnerAmper LLP during those periods.

	2014	2013

Audit fees(1)	$548,750	$523,625
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$548,750	$523,625

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the quarterly reports as well as comfort letters and registration statements.

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

Exhibit Number	Description
1.1	Underwriting Agreement, dated November 20, 2014, by and between Immune Pharmaceuticals Inc. and National Securities Corporation, as representative of the several underwriters named in Schedule VI thereto (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed November 20, 2014).
2.1	Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, by and among EpiCept Corporation, EpiCept Israel Ltd. and Immune Pharmaceuticals Ltd.; Amendment to Merger Agreement and Plan of Reorganization, dated as of November 27, 2012; Amendment No. 2 to Merger Agreement and Plan of Reorganization, dated as of February 11, 2013; Amendment No. 3 to Merger Agreement and Plan of Reorganization, dated as of March 14, 2013; and Amendment No. 4 to Merger Agreement and Plan of Reorganization, dated as of June 17, 2013; (incorporated by reference to our Definitive Proxy Statement on Form DEF 14A filed June 18, 2013).
2.2	Agreement and Plan of Merger, dated as of September 6, 2005, among EpiCept Corporation, Magazine Acquisition Corp. and Maxim Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Maxim Pharmaceuticals Inc.’s Current Report on Form 8-K filed September 6, 2005).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed May 21, 2008).
3.2	Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 9, 2009).
3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January14, 2010).
3.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 21, 2013).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 11, 2014).
3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 23, 2014).
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 18, 2010).
4.1	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed July 1, 2010).
4.2	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed July 1, 2010).
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 10, 2009).
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 19, 2009).
4.4	Common Stock Purchase Warrant, dated August 23, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 29, 2013).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed March 11, 2014).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 23, 2014).
4.7	Form of Restated Series A Warrant and Restated Series B Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 14, 2014).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 20, 2014).
10.1	Loan and Security Agreement, dated May 27, 2011, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 31, 2011).
10.2	Consent Agreement, dated June 18, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 21, 2012).
10.3	First Amendment to Loan and Security Agreement, dated August 27, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 31, 2012).
10.4	Second Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 1, 2013).
10.5	Third Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated August 23, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 29, 2013).
10.6	Fourth Amendment, Consent and Waiver to Loan and Security Agreement by and among Immune Pharmaceutical Inc., Maxim Pharmaceuticals Inc., Cytovia, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed March 11, 2014).
10.7†	Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 30, 2007).
10.8†	Immune Pharmaceuticals Inc. 2013 Stock Ownership and Option Plan (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed September 2, 2014).

10.9†	Form of incentive stock option granted under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 filed September 2, 2014).
10.10†	Form of 102 capital gains stock option award agreement, granted in Israel, under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 filed September 2, 2014).
10.11†	Employment Letter Agreement, dated June 4, 2014, by and between Immune Pharmaceuticals Inc. and Daniel G. Teper (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 6, 2014).
10.12†	Employment Agreement dated as of September 1, 2011, between Immune Pharmaceuticals Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed April 9, 2014).
10.13†	Amendment to Employment Agreement, dated June 23, 2014, by and between Immune Pharmaceuticals Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed August 14, 2014).
10.14†	Form of Indemnification Agreement between EpiCept Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1/A filed April 28, 2005).
10.15†	Settlement Agreement and General Release with our former Chief Medical Officer, Dr. Stephane Allard dated March 11, 2014 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed April 9, 2014).
10.16	Reset Offer, dated September 24, 2012, by and among EpiCept Corporation and the holders of warrants issued in the Securities Purchase Agreements dated February 8, 2012 and March 28, 2012. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 27, 2012).
10.17	Securities Purchase Agreement, dated March 10, 2014, by and among the Company and the Purchasers part thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 11, 2014).
10.18	Services Agreement, dated as of August 6, 2013, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 19, 2013).
10.19	Option Agreement, dated as of August 10, 2013, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 19, 2013).
10.20	Transition Service Agreement between EpiCept Corporation and Keith L. Brownlie dated August 20, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 26, 2013).
10.21	Transition Service Agreement between EpiCept Corporation and Alan Dunton dated August 20, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 26, 2013).
10.22	Transition Service Agreement between EpiCept Corporation and Robert G. Savage dated August 20, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 26, 2013).
10.23	Cooperation Agreement, dated June 18, 2012, by and among Meda AB, EpiCept Corporation and EpiCept GmbH (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed June 21, 2012).
10.24	Consulting Services Agreement, dated as of August 10, 2013, by and between Immune Pharmaceuticals Ltd. and Jean Elie Kadouche (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed November 19, 2013) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed April 9, 2014).
10.25	Research and License Agreement dated as of April 6, 2011, by and between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed April 9, 2014).
10.26	First Amendment to the Research and License Agreement, dated September 26, 2011, between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed April 9, 2014).

10.27±	Product Sublicense Agreement dated as of December 7, 2010, by and between Immune Pharmaceuticals Ltd., Immune Pharmaceuticals Corporation and iCo Therapeutics Incorporated (incorporated by reference to Exhibit 10.30 to our Amendment No. 2 to our Annual Report on Form 10-K filed October 3, 2013).
10.28	Assignment Agreement, dated as of March 28, 2012, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed April 9, 2014).
10.29	Assignment Agreement Amendment, dated as of February 8, 2014, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed April 9, 2014).
10.30	Sublicense Agreement, dated as of August 27, 1999, between Epitome Pharmaceuticals Limited (Dalhousie University) and American Pharmed Labs, Inc. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed May 3, 2005).
10.31	License Agreement, dated as of March 1, 2004, by and between Shire Biochem Inc., Maxim Pharmaceuticals, Inc. and Cytovia, Inc., as amended (incorporated by reference to Exhibit 10.1 to each of Maxim Pharmaceuticals, Inc.’s Quarterly Reports on Form 10-Q filed May 7, 2004 and May 5, 2005, respectively).
10.32	Waiver and Amendment to License Agreement, dated as of April 3, 2014, by and between Immune Pharmaceuticals Inc. and Dalhousie University (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed April 9, 2014).
10.33	Revolving Line of Credit, dated as of April 17, 2014, by and between Immune Pharmaceuticals Inc. and Melini Capital Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 11, 2014).
10.34	Form of Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K on Form 8-K filed August 14, 2014).
10.35	Lease Agreement, dated as of December 30, 2014, by and between Immune Pharmaceuticals Inc. and ARE-East River Science Park, LLC (incorporated by reference to Exhibit 10.38 to our Form 10-K filed April 15, 2015)
10.36†	Employment Letter Agreement dated January 21, 2015, by and between Immune Pharmaceuticals Inc. and Gad Berdugo (incorporated by reference to Exhibit 10.1 to our Form 8-K on Form 8-K filed January 21, 2015).
10.37	License Agreement, dated as of December 18, 2003, by and between Endo Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed May 3, 2005).
10.38†	First Amendment to Employment Agreement, dated February 28, 2015, by and between Immune Pharmaceuticals Inc. and Daniel G. Teper (incorporated by reference to Exhibit 10.41 to our Form 10-K filed April 15, 2015).
10.39†	Termination Agreement and General Release, dated February 28, 2015, by and between Immune Pharmaceuticals, Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.42 to our Form 10-K filed April 15, 2015).
21.1	List of Subsidiaries of Immune Pharmaceuticals Inc. (incorporated by reference to Exhibit 21.1 to our Form 10-K filed April 15, 2015).
23.1	Consent of EisnerAmper LLP (incorporated by reference to Exhibit 23.1 to our Form 10-K filed April 15, 2015).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to our Form 10-K filed April 15, 2015).
31.1.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to our Form 10-K filed April 15, 2015).
31.2.1*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Form 10-K filed April 15, 2015).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to our Form 10-K filed April 15, 2015).
101.INS	XBLR Instance Document (incorporated by reference to Exhibit 101.INS to our Annual Report on Form 10-K filed April 15, 2015).
101.SCH	XBLR Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to our Annual Report on Form 10-K filed April 15, 2015).
101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to our Annual Report on Form 10-K filed April 15, 2015).
101.DEF	XBLR Taxonomy Extension Definition Linkbase Document( incorporated by reference to Exhibit 101.DEF to our Annual Report on Form 10-K filed April 15, 2015).
101.LAB	XBLR Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to our Annual Report on Form 10-K filed April 15, 2015).
101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to our Annual Report on Form 10-K filed April 15, 2015).

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
April 30, 2015

