Form 10-Q
period 2015-03-31
IMMUNE PHARMACEUTICALS INC
filed 2015-05-15
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Registrant’s telephone number, including area code: (646) 440-9310

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

As of May 13, 2015, 24,651,692 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$4,018	$6,767
Restricted cash	40	21
Other current assets	204	99
Total current assets	4,262	6,887
Property and equipment, at cost, net of $57 and $51 accumulated depreciation, as of March 31, 2015 and December 31, 2014, respectively	62	41
In-process research and development	27,500	27,500
Intangible assets, net	3,339	3,415
Security deposits	132	21
Total assets	$35,295	$37,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,957	$1,243
Accrued expenses	3,455	4,133
Due to related parties	30	30
Notes and loans payable, current portion	2,130	2,011
Total current liabilities	7,572	7,417
Grants payable	469	469
Notes and loans payable, net of current portion	963	1,564
Deferred tax liability	10,870	10,870
Total liabilities	19,874	20,320

Commitments and contingencies

Stockholders’ Equity
Series C Preferred stock, par value $0.0001; 15,000 shares authorized, 4,320 shares available for issuance, 2,792 and 2,832 shares issued and outstanding, as of March 31, 2015 and December 31, 2014, respectively	809	821
Undesignated preferred stock, par value $0.0001; 4,985,000 shares authorized, 4,981,935 shares available for issuance, none issued and outstanding, as of March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value; authorized 225,000,000 shares; 24,573,009 and 23,975,358 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	63,995	62,550
Accumulated deficit	(49,385)	(45,829)
Total stockholders’ equity	15,421	17,544
Total liabilities and stockholders’ equity	$35,295	$37,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Revenue	$-	$2

Costs and expenses:
Research and development	1,150	338
General and administrative	2,303	2,541
Total costs and expenses	3,453	2,879
Loss from operations	(3,453)	(2,877)

Non-operating expense:
Interest expense	(100)	(152)
Derivative liability expense	-	(1,683)
Other expense	(3)	(67)
Total non-operating expense:	(103)	(1,902)
Net loss before income taxes	(3,556)	(4,779)
Income tax expense	-	-
Net loss	(3,556)	(4,779)
Dividend on Series C Preferred Stock	(56)	-
Loss attributable to common stockholders	$(3,612)	$(4,779)
Basic and diluted loss per common share	$(0.15)	$(0.35)

Weighted average common shares outstanding-basic and diluted	24,320,372	13,515,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Preferred C Shares		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2014	2,832	$821	23,975,358	$2	$62,550	$(45,829)	$17,544

Exercise of options	-	-	206,340	-	37	-	37
Conversion of Series C Preferred Stock inclusive of accrued dividends	(40)	(12)	17,415	-	12	-	-
Accrued dividend for Series C Preferred Stock	-	-	-	-	(56)	-	(56)
Share-based compensation, stock awards	-	-	373,896	-	690	-	690
Share-based compensation, option awards	-	-	-	-	762	-	762
Net loss	-	-	-	-	-	(3,556)	(3,556)
Balance at March 31, 2015	2,792	$809	24,573,009	$2	$63,995	$(49,385)	$15,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,556)	$(4,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	95
Share-based compensation, option awards	762	1,864
Share-based compensation, stock awards	455	-
Derivative liability expense	-	1,683
Amortization of discount on debt	10	90
Changes in operating assets and liabilities:
Increase in other current assets	(105)	(62)
Increase in security deposits	(111)	-
Increase (decrease) in accounts payable	714	(1,097)
Decrease in due to related parties	-	(332)
Decrease in accrued expenses	(499)	(833)
Increase in long term grants payable	-	2
Net cash used in operating activities	(2,248)	(3,369)
Cash flows from investing activities:
Change in restricted cash	(19)	112
Purchase of property and equipment	(27)	(20)
Purchase of intangible assets	-	(112)
Net cash used in investing activities	(46)	(20)
Cash flows from financing activities:
Proceeds received from exercise of options	37	-
Proceeds received from March 2014 financing	-	10,171
Decrease in deposits for future financing	-	(500)
Issuance of short-term loan	-	269
Repayment of loans	(492)	(86)
Net cash (used in) provided by financing activities	(455)	9,854
Increase (decrease) in cash and cash equivalents	(2,749)	6,465
Cash and cash equivalents at beginning of period	6,767	49
Cash and cash equivalents at end of period	$4,018	$6,514

Supplemental disclosure of cash flow information:
Cash paid for interest	$91	$132
Supplemental disclosure of non-cash financing activities:
Dividends settled in common stock	2	-
Conversion of Series C Preferred Stock into Common Stock	12	-
Services expensed and accrued in 2014 settled in Common Stock in 2015	235	-
Accrued dividends on Series C Preferred Stock	56	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1 – Description of Business

Organization and Description of Business

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune”, or the “Company”) is a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including monoclonal antibodies (“mAbs”), nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. The Company favors a personalized approach to treatment, with the development and use of product candidates with companion diagnostics. The Company’s core pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, which has been shown to be involved in a number of immune mediated diseases and NanomAbs®, a technology platform that allows the targeted delivery of chemotherapeutics into cancer cells. The Company expects to receive in the future licensing revenues from the partnering of Phase III ready AmiKetTM for the treatment of neuropathic pain.

On August 25, 2013, Immune Pharmaceuticals Inc. (formerly, EpiCept Corporation), a Delaware corporation closed a merger transaction, (the “Merger”), with Immune Pharmaceuticals Ltd., a privately held Israeli company (“Immune Ltd.”), pursuant to a definitive Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, as amended (“Merger”), by and among Immune, EpiCept Israel Ltd., or the Merger Sub, an Israeli company and a wholly-owned subsidiary and Immune Ltd. Pursuant to the Merger, Merger Sub merged with and into Immune Ltd., following which Immune Ltd. became a wholly-owned subsidiary of Immune and the former stockholders of Immune Ltd. received shares of Immune that constituted a majority of the outstanding shares of Immune. As a result, the Merger has been accounted for as a reverse acquisition under which Immune Ltd. was considered for accounting purposes as the acquirer of Immune. During the three months ended March 31, 2015, the Company has begun the process of transitioning the Company’s operations from Israel to the United States.

Recent Developments

On January 28, 2015, the Company entered into the Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”), which allowed the Company to enter into a lease agreement for its Corporate Headquarters in New York, NY (see Notes 6 and 10).

On March 10, 2015, the Company entered into a binding memorandum of understanding (the “MOU”) with Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) regarding certain of Yissum’s patents in connection with nanoparticles for topical delivery (the “Technology”) for AmiKet in the U.S., the Company’s neuropathic pain drug candidate, which is ready for a Phase III clinical trial and which has received Orphan Drug Designation for post-herpetic neuralgia (“PHN”). Pursuant to the MOU, the Company will enter into a definitive license agreement (the “License”) within six months of the date of the MOU (subject to an extension), for the commercial development and marketing of the Technology worldwide. In addition, the Company will sponsor Yissum’s further research and development of the Technology for AmiKet.

In consideration for the License to be executed, the Company will be obligated to pay Yissum the following payments:

•	An annual maintenance fee of $30 beginning five years after the execution of the License, which maintenance fee shall increase at a rate of 30% each year, up to a maximum of $100 and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products by us in the amount of up to 3%, subject to certain possible reductions.

•	Up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestones.

In addition, Immune will sponsor the further research of the Technology to be conducted by Yissum, with a minimum payment of $300 for the first year, which amount shall be reviewed and approved by the parties on an annual basis. The definitive license agreement has not yet been executed, therefore no liability has been recorded as of March 31, 2015.

On March 10, 2015, in accordance with the terms of the Series C Preferred Stock (”Preferred C Stock”), the conversion price of the Preferred C Stock was reduced to $1.51 per share, which is 85% of the average of the 20-day closing price of the Company’s common stock immediately prior to such date. Consequently, as of March 10, 2015, an additional 683,525 shares of common stock are issuable upon the conversion of the Preferred C Stock, and an additional 77,787 shares are issuable as payment for dividends thereon (the dividend amount represents the annual 8% accrual for the additional common stock shares to be issued due to triggering event).

On April 14, 2015, the revolving line of credit was amended to remove Melini Capital Corp’s (“Melini”) right to terminate the revolving line of credit subsequent to the November 2014 capital raise and instead provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, or (ii) the completion of a new capital raise in excess of $5.0 million(see Notes 6 and 11).

Note 2 – Liquidity and Financial Condition

Since the Company’s Inception on July 11, 2010 (“Inception”), the Company’s operations have been directed primarily toward developing its licensed technologies. The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any significant revenues. Since Inception, the Company has incurred net losses each year. At March 31, 2015, the Company has an accumulated deficit of $49.4 million. For the three months ended March 31, 2015, the Company had a loss from operations of $3.5 million and cash used in operations of $2.2 million.

The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to generate revenues and raise capital, the “cash” exercise of warrants by holders and access to an established credit line. The Company has limited capital resources and its operations, since Inception, have been funded by the proceeds of equity and debt financings. As of March 31, 2015, the Company had $4.0 million in cash and cash equivalents. Moreover, the Company has access to a $5.0 million revolving line of credit, which was obtained from a related party in April 2014 and may become available to the Company within four weeks from an official request (see Notes 6 and 11).

Management believes existing cash at March 31, 2015 along with the $5.0 million revolving line of credit the Company obtained from a related party in April 2014, which may become available to the Company within four weeks of an official request, is sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements over the next twelve months. The Company's ability to continue as a going concern is predicated upon being able to draw down on its revolving line of credit. If such revolving line of credit were not available, the Company may not be able to support its current level of operations for the next 12 months. The Company may require additional financing in 2016 in order to continue at its expected level of operations. If the Company fails to obtain needed capital, the Company may be forced to delay, scale back or eliminate some or all of its research and development programs, which could result in an impairment of its intangible assets and a material adverse impact on its financial condition.

Note 3 - Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Immune and its wholly-owned subsidiaries: Immune Ltd., Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH (closed January 2015). All inter-company transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2014 filed on April 15, 2015. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include impairment and amortization of long-lived assets (including intangible assets and in-process research and development (“IPR&D”)), stock-based compensation, valuation of options, warrants and income taxes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

Note 4 - Intangible Assets

The Company’s intangible assets consist of licenses and patents relating to the Company’s bertilimumab, Nanonabs and AMB8LK technologies and were determined by management to have a useful life between seven and fifteen years.

The value of the Company’s intangible assets as of March 31, 2015 is summarized below:

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Total
Balance as of December 31, 2014	$1,920	$521	$521	$453	$3,415
Amortization	(42)	(12)	(11)	(11)	(76)
Balance, March 31, 2015	$1,878	$509	$510	$442	$3,339

Gross asset value	$2,509	$694	$700	$547	$4,450
Accumulated Amortization	(631)	(185)	(190)	(105)	(1,111)
Balance, March 31, 2015	$1,878	$509	$510	$442	$3,339

Amortization expense amounted to $76 and $74 for the three months ended March 31, 2015 and 2014, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at March 31, 2015 is as follows:

Period Ending December 31,	Amount
2015 (9 months)	$229
2016	305
2017	305
2018	305
2019	305
2020	305
Thereafter	1,585
Total	$3,339

Note 5- Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Professional fees	$1,510	$1,934
Franchise taxes payable	46	36
Salaries and employee benefits	254	488
Rent	665	631
Financing costs	286	287
Accrued dividend on Series C Preferred Stock	310	256
Provision for a claim (see Note 10)	300	300
Other	84	201
Total	$3,455	$4,133

Note 6 - Notes and Loans Payable

The Company is party to loan agreements as follows:

	March 31, 2015	December 31, 2014
Senior secured term loan(1)	$2,696	$3,166
Note payable(2) (3)	397	409
Total notes and loans payable	$3,093	$3,575

Notes and loans payable, current portion	$2,130	$2,011
Notes and loans payable, long-term	$963	$1,564

Repayments under the Company’s existing loan agreements consist of the following:

Period Ending March 31,	Amount
2016	2,130
2017	927
2018	16
2019	20
Total	$3,093

Senior Secured Term Loan

(1)	In connection with the Merger, the Company assumed a senior secured term loan, collateralized by substantially all assets of the Company, from MidCap Financial (“MidCap”). In August 2013, the Company and MidCap entered into a Third Amendment and Consent to the Loan and Security Agreement between the Company, its subsidiaries, and MidCap (“Third Amendment”).

The senior secured term loan contains customary affirmative and negative covenants and events of default applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions.

The Third Amendment restructured the Company's loan in connection with the Merger. In addition to providing MidCap’s consent to the Merger, the Third Amendment fixed the outstanding principal balance of the initial borrowing (“Tranche 1”) of the loan at $4.4 million. Principal repayments on the Tranche 1 amount was set to commence on December 1, 2013 and was later amended under a Fourth Amendment to commence on May 1, 2014. Principal repayments became due in approximately equal monthly installments commencing on the first repayment date. The scheduled maturity date of the loan is August 1, 2016.

The Third Amendment also provided availability for a second borrowing (“Tranche 2”) of $1.0 million, which was to be available for drawing by the Company through August 1, 2014, at the Company’s discretion. The Company did not draw amounts under Tranche 2. Interest on the Tranche 1 loan accrued at the rate of 11.5% per annum and is to be paid monthly in arrears. As part of the Third Amendment, in consideration for the restructuring of the loan, the Company granted to MidCap five-year warrants to purchase 101,531 shares of the Company’s common stock at an exercise price of $3.50 per share having a grant date fair value of approximately $300.

In March 2014, in connection with the issuance of the Series C Preferred Stock and the March 2014 Warrants, the Company signed a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment”). The Fourth Amendment fixed the amortization schedule for the Tranche 1 loan. According to the new schedule, principal payments of approximately $159 each were to resume monthly as of May 1, 2014. In addition, the parties agreed to waive defaults that had occurred since the consummation of the Merger.

On January 28, 2015, the Company entered into the Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”), which permitted the Company to enter into a lease agreement for the Company’s Corporate Headquarters in New York, NY. (see Note 10) Interest expense recognized for the senior secured term loan for the three months ended March 31, 2015 and 2014, aggregated to $88 and $103.

MabLife Notes Payable

(2)	In March 2012, the Company acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $600 payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with agreement date present value of $376 using an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife, if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. $60 was paid upon execution of the agreement in April 2012. Remaining payments of $120 per year are due in 2015 through 2017.

10

(3)

In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As a full consideration for the secondary patent rights, Immune will pay a total of $150, of which $15 was paid in 2014 and $25 will be paid on the first through fourth anniversary of the agreement and an additional $35 on the fifth anniversary of the agreement. Interest expense recognized on the first and secondary patent rights for the three months ended March 31, 2015 and 2014, aggregated to $12 and $27, which included discount amortization of $9 and $11, respectively.

In the first quarter of 2015, Mablife informed the Company that it has filed for bankruptcy. The Company is considering its options relating to the Mablife assignment agreement (see Note 4).

Revolving Line of Credit

In April 2014, the Company entered into a three-year, $5.0 million revolving line of credit with Melini Capital Corp. (“Melini”), an existing stockholder, who is related through common ownership to the Chairman of the board of directors. Borrowings under this line of credit incur interest at a rate of 12% per year, payable quarterly. Any amounts borrowed under the line of credit become due upon the maturity date of April 7, 2017. This facility is unsecured and subordinated to the senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5.0 million. The revolving line of credit is to be available to us within up to four weeks from an official request. To date, no amounts were drawn under this revolving line of credit. On April 14, 2015, the revolving line of credit was amended to remove Melini’s current right to terminate the line of credit and extended to provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, or (ii) the completion of a new capital raise in excess of $5.0 million (see Note 11).

Note 7 – Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will realize future benefits associated with these deferred tax assets at March 31, 2015 and December 31, 2014.

In connection with the in-process research and development (“IPR&D”) value determined in connection with the Merger, the Company accrued a deferred tax liability of approximately $10.9 million as of March 31, 2015 and December 31, 2014 representing the potential tax liability upon realization of the value of the IPR&D. The amount of the accrued deferred tax liability will be impacted upon any future change in the carrying value of the IPR&D.

The Company has gross liabilities of $50 as of March 31, 2015 and December 31, 2014 to account for potential income tax exposure.  The Company is obligated to file income tax returns in the U.S. federal jurisdiction, Germany, Israel and various states.  Since the Company had losses in the past, all prior years that generated NOL’s are open and subject to audit examination in relation to the NOL generated from those years.  On May 1, 2015, the Company received a notice from New York State relating to audits of the 2011 to 2013 tax years. The Company has provided preliminary information to New York State and is unable to determine whether any amounts will be due as a result of the audits.

Note 8- Stockholders’ Equity

(a) Stock options and stock award activity

The following table illustrates the common stock options granted for the three month period ended March 31, 2015:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January - March 2015	745,000	$1.89-$2.20	$1.89-$2.20	3.0 years	Volatility Risk free interest rate Expected term, in years Dividend yield	84.33% 2.17% 10.00 0.00%

The following table illustrates the stock awards for the three-month period ended March 31, 2015:

Title	Grant date	No. of stock awards	Share price at grant date	Vesting terms
Employees	January 2015	14,000	$2.47	Immediately
Consultants	January - March 2015	341,562	$1.78-$2.00	Immediately

The fair value of stock awards is determined using the share price on the date of grant.

The following table illustrates the common stock options granted for the three month period ended March 31, 2014:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	February 2014	1,075,000	$2.38	$2.38	1.0 to 3.0 years	Volatility Risk free interest rate Expected term, in years Dividend yield	89% 2.82% 10.00 0.00%
Consultants	February-March 2014	155,000	$2.38-$4.00	$2.38- $4.00	Over 1.0 year	Volatility Risk free interest rate Expected term, in years Dividend yield	89% 2.82%-3.01% 10.00 0.00%

The following table illustrates the stock awards for the three-month period ended March 31, 2014:

Title	Grant date	No. of stock awards	Share price at grant date	Vesting terms
Consultants	January - March 2014	715,955	$1.70-$4.82	0 to 3.0 years

The following table summarizes information about stock awards and stock option activity for the three-month period ended March 31, 2015:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,346,854	$1.70	$0.04 - $4.00	$1.95	$3,266
Granted	745,000	$2.04	$1.89- $2.20	$1.71	$-
Exercised	(206,340)	$0.18	$0.04 -$0.71	$-	$332
Forfeited	(241,669)	$2.85	$2.20 - $3.58	$-	$-
Expired	(340,000)	$3.54	$2.38 - $4.00	$-	$-
Outstanding at March 31, 2015	5,303,845	$1.64	$0.04 - $4.00	$1.89	$2,693
Exercisable at March 31, 2015	3,583,665	$1.32	$0.04 - $4.00	$1.79	$2,679

	Stock awards
	No. of stock awards	Weighted average fair value
Unvested at January 1, 2015	160,702	$4.06
Granted	355,562	1.86
Vested	(373,896)	1.84
Forfeited	(92,368)	-
Expired	-	-
Unvested at March 31, 2015	50,000	$1.79

The total remaining unrecognized compensation cost related to the non-vested stock options and restricted stock amounted to $2.8 million as of March 31, 2015, which will be recognized over the weighted-average remaining requisite service period of 1.68 years. The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets. During the period ended March 31, 2015, Company modified certain non-employee options and incurred a charge of approximately $309.

(b) Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s board of directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company's common stock on the first day of offering or (ii) 85% of the fair market value of a share of the Company's common stock on the last trading day of the purchase period. Each offering period will have six-month duration.

The number of shares to be purchased at each balance sheet date is estimated based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option-pricing model. There were no shares issued under the ESPP during the three months ended March 31, 2015, and no expense has been recorded. A total of 998,043 shares are available for issuance under the ESPP as of March 31, 2015.

(c) Warrants

The following table summarizes information about warrants outstanding at March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding and exercisable at December 31, 2014	8,926,385	$5.06	$1.85-$65.60
Exercised	-	$-	-
Expired	-	$-	-
Warrants outstanding and exercisable at March 31, 2015	8,926,385	$5.06	$1.85-$65.60

On February 13, 2015, the Company entered into agreements with third parties which provided these parties the right to participate in future financings of the Company and to receive a minimum of $800 over the next twelve months and $100 in restricted stock, fully vested upon issuance consisting of 53,476 shares at a price of $1.87 per share which was recognized as a deposit for future financing on the Company’s balance sheet as other current assets.   On April 15, 2015, the agreements were amended to extend the payment term to May 30, 2016.

On March 10, 2015, in accordance with the reset provision included in the terms of the Series C Preferred Stock (”Preferred C Stock”), the conversion price of the Preferred C Stock was reduced to $1.51, which is 85% of the average of the 20-day closing price of the Company’s common stock immediately prior to such date. Consequently, as of March 10, 2015, an additional 683,425 shares of common stock are issuable upon the conversion of the Preferred C Stock, and an additional 77,787 shares are issuable as payment for dividends thereon (the dividend amount represents the annual 8% accrual for the additional common stock shares to be issued due to triggering event).

(d) Conversion of Series C Preferred Stock

An investor converted 40 shares of Series C Preferred Stock into 16,461 shares of common stock and accrued dividends into 954 shares of common stock at a conversion price of $2.43.

Note 9 - Loss per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three months ended March 31, 2015 and 2014 excludes shares underlying stock options and warrants and convertible preferred, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Such excluded shares are summarized as follows:

	Three Month Period Ended March 31,
	2015	2014
Common stock options	5,303,845	4,422,573
Restricted stock units (unvested)	50,000	300,000
Shares issuable upon conversion of preferred stock, including dividends of 205,461	2,054,336	3,141,176
Warrants	8,926,385	5,490,018
Total shares excluded from calculation	16,334,566	13,353,767

Note 10 - Commitments and Contingencies

(a) Leases

In February 2015 the Company’s Corporate Headquarters were relocated to New York, NY. The aggregate monthly rental payment for such lease is approximately $17 per month with annual lease escalations and the lease expires in 2020. For the three months ended March 31, 2015 and 2014, the Company recorded rent expense of $61 and $30, respectively. Future minimum lease payments under non-cancelable leases for office space are as follows:

Period ending December 31,	Amount
2015 (9 months)	$163
2016	276
2017	282
2018	217
2019	223
2020	75
$1,236

(b) Employment Agreements

The Company is committed under various employment agreements. The agreements provide for, among other things, salary, bonus, severance payment, and certain other payments, each as defined in the respective agreements.

(c) Licensing Agreements

As disclosed more fully in our 2014 Form 10-K filed on April 15, 2015, the Company is a party to a number of research and licensing agreements, including iCo, MabLife, Yissum, Dalhousie, Lonza and Shire, which may require the Company to make payments to the other party upon the Company attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments under these agreements. No such payments were due under these agreements as of March 31, 2015. There were no significant changes in any of our research and license agreements since December 31, 2014.

(d) Litigation

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. During the three months ended March 31, 2015, in connection with the trial, the Company incurred approximately $405 of legal costs, $195 which were settled in in cash, and 116,594 shares of stock, with a fair value of $210 which are included in stock based compensation, stock awards in the condensed consolidated statement of changes in stockholder’s equity for the three months ended March 31, 2015. The Company issued an additional 40,000 shares on April 1, 2015, with a fair value of $70, to settle outstanding legal costs, which is included in accrued expenses as of March 31, 2015. In April 2015, the plaintiffs filed a motion for a new trial, which is to be heard by the Court in June 2015.

In October 2014, the Company has received a written demand from a former lender (“Lender”), for $9.1 million, which is based on an agreement with Immune Ltd., from 2011, relating to a loan of $260, which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. The Company currently estimates that its future loss would range between $300 (as accrued for) to $1.0 million, which if determined to be payable to Lender, the Company believes would be likely to be settled in equity. The Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter will be initiated.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

In January 2015, the Company amended a previously issued consulting agreement to include a provision whereby the named consultant would receive in the future a bonus up to 5% of total net proceeds received if a partnering transaction for AmiKet, with a specifically identified entity, were to close prior to June 30, 2015. If earned, this bonus would be payable in 50% cash and 50% fully vested restricted stock units.

Note 11 - Related-Party Transactions

Daniel Kazado and Melini Capital Corp.

On April 14, 2015, the revolving line of credit was amended and extended to remove Melini’s right to terminate the line of credit subsequent to the November 2014 capital raise and instead provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, or (ii) the completion of a new capital raise in excess of $5.0 million. Melini is related through common ownership to Daniel Kazado, the Chairman of the board of directors.

Soho Mavericks LLC

In September 2014, the Company entered into a consulting agreement with Soho Mavericks LLC, which was founded, and is being managed by Mr. Benjamin Teper, the son of the Company’s CEO, Dr. Daniel Teper. In December 2014, the Company terminated the agreement with Soho Mavericks LLC. No expense was incurred under this agreement during the three months ended March 31, 2015.

Note 12 – Subsequent Events

On May 6, 2015, the Company’s Board of Directors, pursuant to the recommendation of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), granted an option to purchase up to 250,000 shares of the Company’s shares of common stock to Daniel G. Teper, the Company’s Chief Executive Officer, as a performance-based bonus compensation.  The options were granted at an exercise price of $1.87 per share and will vest upon the Company’s achievement of certain operational, financing and partnership objectives that were determined by the Compensation Committee.

On May 8, 2015, the Company’s Board of Directors, pursuant to the recommendation of the Compensation Committee granted an option to purchase up to 100,000 shares of the Company’s shares of common stock to Gad Berdugo, the Company’s Chief Financial Officer, as a performance-based bonus compensation.  The options were granted at an exercise price of $1.99 per share and will vest upon the Company’s achievement of certain operational, financing and partnership objectives that were determined by the Compensation Committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further clinical trials. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

This report refers to trademarks of the Company, as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners.

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune”, “we”, “us”, “our” or the “Company”) is a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including monoclonal antibodies, or mAbs, nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. We favor a personalized approach to treatment, with the development and use of our product candidates with companion diagnostics. Our core pipeline includes, bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, which has been shown to be involved in a number of immune mediated diseases and NanomAbs®, a technology platform that allows the targeted delivery of chemotherapeutics into cancer cells. We expect to receive in the future licensing revenues from the partnering of our Phase III ready AmiKetTM for the treatment of neuropathic pain.

On August 25, 2013, Immune Pharmaceuticals Inc. (formerly, EpiCept Corporation), a Delaware corporation closed a merger transaction, or the Merger, with Immune Pharmaceuticals Ltd., a privately held Israeli company (“Immune Ltd.”), pursuant to a definitive Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, as amended (“Merger”) by and among Immune, EpiCept Israel Ltd., or the Merger Sub, an Israeli company and a wholly-owned subsidiary and Immune Ltd. Pursuant to the Merger, Merger Sub merged with and into Immune Ltd., following which Immune Ltd. became a wholly-owned subsidiary of Immune and the former stockholders of Immune Ltd. received shares of Immune that constituted a majority of the outstanding shares of Immune. As a result, the Merger has been accounted for as a reverse acquisition under which Immune Ltd. was considered for accounting purposes as the acquirer of Immune. During the three months ended March 31, 2015, the Company has begun the process of transitioning the Company’s operations from Israel to the United States.

Recent Developments

On January 28, 2015, we entered into the Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”), which allowed us to enter into a lease agreement for our Corporate Headquarters in New York, NY (see Notes 6 and 10).

On March 10, 2015, we entered into a binding memorandum of understanding (the “MOU”) with Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) regarding certain of Yissum’s patents in connection with nanoparticles for topical delivery (the “Technology”) for AmiKet in the U.S., our neuropathic pain drug candidate, which is ready for a Phase III clinical trial and which has received Orphan Drug Designation for post-herpetic neuralgia, or PHN. Pursuant to the MOU, we will enter into a definitive license agreement (the “License”) within six months of the date of the MOU (subject to an extension), for the commercial development and marketing of the Technology worldwide. In addition, we will sponsor Yissum’s further research and development of the Technology for AmiKet.

In consideration for the License to be executed, we will be obligated to pay Yissum the following payments:

•	An annual maintenance fee of $30 beginning five years after the execution of the License, which maintenance fee shall increase at a rate of 30% each year, up to a maximum of $100 and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products by us in the amount of up to 3%, subject to certain possible reductions.

•	Up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestones.

In addition, we will sponsor the further research of the Technology to be conducted by Yissum, with a minimum payment of $300 for the first year, which amount shall be reviewed and approved by the parties on an annual basis. The definitive license agreement has not yet been executed, therefore no liability has been recorded as of March 31, 2015.

On March 10, 2015, in accordance with the terms of our Series C Preferred Stock (”Preferred C Stock”), the conversion price of the Preferred C Stock was reduced to $1.51 per share, which is 85% of the average of the 20-day closing price of the Company’s common stock immediately prior to such date. Consequently, as of March 10, 2015, an additional 710,015 shares of common stock are issuable upon the conversion of the Preferred C Stock, and an additional 77,787 shares are issuable as payment for dividends thereon (the dividend amount represents the annual 8% accrual for the additional common stock shares to be issued due to triggering event).

On April 14, 2015, the revolving line of credit was amended to remove Melini Capital Corp. (“Melini”), an existing stockholder’s current right to terminate the line of credit and to provide the right to terminate the line on the earlier of (i) one year from the amendment date, or (ii) the completion of a new capital raise in excess of $5.0 million (see Notes 6 and 11).

On May 4, 2015, we announced the entry into a strategic partnership with STC Biologics to accelerate the development of NanomAbs, a new generation of Antibody Nanoparticle Conjugates allowing the targeted delivery of chemo-therapeutics.

Bertilimumab

Our lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in inflammation. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases. Bertilimumab has met the regulatory requirements for Phase II trials and we have obtained approval to initiate a placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis (“UC”) and a Phase II clinical trial for bullous pemphigoid (“BP”), an auto-immune dermatological orphan indication.

Following approval from regulatory authorities and hospital institutional review boards (“IRB’s”), we qualified sites in the third quarter of 2014 for the Phase II clinical trial for the treatment of bullous pemphigoid and the placebo controlled, double-blind Phase II clinical trial for the treatment of ulcerative colitis. To date, no patients have been enrolled in either clinical trial due to a quality control issue, which has been previously disclosed in the 2014 Form 10-K. We identified the presence of sub-visible particles in the finished product vials, which is a frequent issue with injectable and particularly biologic drugs. This type of issue is resolved in most cases at the site of drug administration through filtering and/or minor formulation changes. We have thoroughly investigated and successfully addressed this issue and the Company is now resuming the patient enrollment process as planned in the second quarter of 2015. In the third quarter of 2014, we started to manufacture a new good manufacturing practice (“GMP”) batch of bertilimumab for the planned clinical trials. As planned this batch was made available for release in the second quarter of 2015.

We submitted an orphan drug application for BP to the FDA in October 2014. We expect that the FDA will review our application once a few patients have been treated with bertilimumab in the phase II open label clinical trial. In addition, we began planning to initiate the non clinical and clinical development in several other indications, including Non-Alcoholic Steato-Hepatitis (“NASH”) in 2015.

We are planning to submit an IND in the second quarter of 2015 in order to expand our clinical program first in BP and then in other indications in the United States. We previously communicated with the gastro-enterological division of the FDA and submitted a pre-Investigational New Drug application (“IND”) meeting request on October 14, 2012. The pre-IND application is an early communication with the FDA to obtain guidance on the data necessary to support an IND submission. In a meeting on February 6, 2012, the FDA provided guidance and support with respect to the development of bertilimumab for the treatment of ulcerative colitis and Crohn's disease, including recommendations as to minor chemistry, manufacturing, controls and preclinical studies, that will need to be conducted before the IND is submitted and during bertilimumab’s clinical development. We have attempted to address the recommendations of the FDA and have conducted multiple studies to strengthen our IND.

We also initiated in the third quarter of 2014 the development of a new cell line for the manufacturing of bertilimumab. We intend to monitor the competitive performance of the cell line as compared to the current cell line and will conduct bridging studies should we elect to move forward with the new cell line. Results obtained to date suggested a significantly higher productivity of the cell line, supporting lower cost of goods, with high comparability of characteristics. While bridging to bertilumimab manufacturing with the new cell line prior to starting phase III clinical trials may induce some limited delays in our overall development plan, we believe that any delay is outweighed by the potential benefits of improved compliance with regulatory requirements, reduced costs of goods and potentially new intellectual property.

AmiKet

AmiKet is a prescription topical analgesic cream containing a formulation of two FDA-approved drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an N-methyl-D-aspartic acid (“NMDA”), antagonist that is used as an intravenous anesthetic. AmiKet is designed to provide effective, long-term relief from the pain caused by peripheral neuropathies. Peripheral neuropathy is a medical condition caused by damage to the nerves in the peripheral nervous system, which includes nerves that run from the brain and spinal cord to the rest of the body. Because each of these ingredients has been shown to have significant analgesic effects and because NMDA antagonists, such as ketamine, have demonstrated the ability to enhance the analgesic effects of amitriptyline, we believe the combination is a good candidate for the development of a new class of analgesics. AmiKet has completed Phase I and II clinical trials involving 1,700 patients for the treatment of neuropathic pain. We believe that the entire neuropathic pain (“NP”) market is characterized by a high level of unmet need across all indications, and across the seven major markets: US, France, Germany, Italy, Spain, UK, and Japan. Moreover, the NP market is anticipated to grow during the forecast period, from $2.58 billion in 2012 to $3.53 billion in 2022, at a Compound Annual Growth Rate (“CAGR”) of 3.19%. We believe that AmiKet can be used effectively alone and in conjunction with orally delivered analgesics, such as gabapentin.

AmiKet is an odorless, white vanishing cream that is applied twice-daily and is quickly absorbed into the applied area. We believe that the topical delivery of this patented combination represents a fundamentally new approach for the treatment of pain associated with peripheral neuropathy. In addition, we believe that the topical delivery of our product candidate will significantly reduce the risk of adverse side effects and drug-to-drug interactions associated with the systemic delivery of the active ingredients. The results of our clinical trials to date have suggested that the cream is safe for use for up to one year, and has a potent analgesic effect in subjects with diabetic peripheral neuropathy (“DPN”), and post-herpetic neuralgia (“PHN”). In 2010, the FDA granted AmiKet Orphan Drug status for the treatment of PHN.

We are taking certain steps to allow our future AmiKet commercialization partner to initiate Phase III clinical trials in late 2015 or early 2016. In addition to guidance from the FDA, we have received feedback from European regulatory agencies for our plans regarding Phase III clinical and non clinical studies required for regulatory approval.

European regulatory agencies have provided favorable guidance for our plans towards securing a Marketing Authorization Application (“MAA”), in PHN. We have submitted planned phase III clinical trials to the FDA and expect our commercial partner to initiate clinical trials in the United States in late 2015. We have finalized an in depth analysis of pricing and reimbursement of AmiKet’s commercial potential in the U.S. and Europe, as well as potential partnering structures. In late December 2014, we initiated a comprehensive process targeting the 20 most likely development and commercial partners with the objective of commercializing AmiKet. Several companies are in advanced due diligence and term sheet discussions. We continue to anticipate an agreement to develop and commercialize AmiKet during the second quarter of 2015. Additionally, in March 2015, we entered into an agreement to develop a topical nanoparticle formulation of Amiket, which we expect will increase the market exclusivity through novel patents, allow clinical development in additional indications and increase the overall value of Amiket to us and our commercial partner. Although we believe that we will enter into an agreement with a development and commercial partner during the second quarter of 2015, there can be no assurance that we will do so on favorable terms or at all.

NanomAbs Technology Platform

Our NanomAbs technology platform is an antibody-drug conjugate (“ADC”) platform capable of generating novel drugs with enhanced profiles, as compared to stand-alone antibodies or ADCs. Monoclonal antibodies bind to a specific site in the antigen and can be designed to target specific cells and portions of cells that are involved in human diseases in order to neutralize their function or eliminate them completely. The main advantage of mAbs is their high selectivity and specificity to their target, which typically results in lower toxicity as compared to small molecule drugs. Our NanomAbs technology conjugates mAbs to drug loaded nanoparticles to target the drugs to specific cells. NanomAbs selectively accumulate in diseased tissues and cells, resulting in higher drug accumulation at the site of action with minimal off-target exposure. We are building a longer-term pipeline of NanomAbs for the treatment of cancer and may enter into collaborative agreements with other companies to acquire complementary drugs or technologies to accelerate the development of NanomAbs drug candidates.

Crolibulin

Crolibulin is a novel small molecule vascular disrupting agent (“VDA”) and apoptosis inducer for the intended treatment of patients with solid tumors. Crolibulin is being studied by the National Cancer Institute in a Phase I/II trial for the treatment of anaplastic thyroid cancer (“ATC”). Crolibulin has shown promising vascular targeting activity with potent anti-tumor activity in pre-clinical in vitro and in vivo studies and in a Phase I clinical trial. The molecule has been shown to induce tumor cell apoptosis and selectively inhibit growth of proliferating cell lines, including multi-drug resistant cell lines. Murine models of human tumor xenografts demonstrated crolibulin inhibits growth of established tumors of a number of different cancer types. In preclinical animal tumor models, combination therapy has demonstrated synergistic activity with cytotoxic drugs as well as anti-angiogenic drugs. This may support further development of crolibulin in a variety of cancers other than ATC, including but not limited to refractory ovarian cancer and neuro-endocrine tumors.

Our Business

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

	Three months ended March 31,
	2015	2014	Change

Revenue	$-	$2	$(2)

Revenue for the three months ended March 31, 2014 consisted of government grants and royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing bertilimumab, our Phase II drug candidate, for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed the development of bertilimumab, NanomAbs or other drug candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. In December 2014, we initiated a partnering process for phase III clinical trials and commercialization of AmiKet.

Research and development expense

	Three months ended March 31,
	2015	2014	Change

Research and development	$1,150	$338	$812

Research and development expense increased by $812 during the three-month period ended March 31, 2015 to $1.2 million compared with $338 during the three month period ended March 31, 2014. The increase was mainly due to an increase in outsourced manufacturing and consulting costs of $754, related to our planned Phase II clinical trials. Our research and development effort has been focused on the development of bertilimumab, anti-Ferritin mAb and NanomAbs. Since our inception on July 11, 2010 (“Inception”), we have made substantial investments in research and development. We will need to make additional investments in research and development to bring our product candidates to market.

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

General and administrative expense

	Three months ended March 31,
	2015	2014	Change

General and administrative	$2,303	$2,541	$(238)

General and administrative expense decreased by $238, or 9%, during the three month period ended March 31, 2015 to $2.3 million, compared with $2.5 million during the three month period ended March 31, 2014. The decrease was primarily attributable to a decrease in stock compensation expense of $824, offset by an increase in salaries of $228.

Non-operating expense

	Three months ended March 31,
	2015	2014	Change
Non-operating expense	$(103)	$(1,902)	$(1,799)

Our non-operating expense amounted to $103 during the three month period ended March 31, 2015 compared with a non-operating expense of $1.9 million during the three month period ended March 31, 2014. Our non-operating expense for the three months ended March 31, 2015 consisted primarily of interest expense of $100. The non-operating expense for the three months ended March 31, 2014 was mainly due to the revaluation of the March 2014 Warrants, issued in connection with the March 2014 Financing. The increase in the derivative liability was mainly due to the increase of our share price as of March 31, 2014. In addition, interest expense for the three months ended March 31, 2014 included the first interest payment on the senior secured term loan assumed in the Merger.

Liquidity and Capital Resources

Since our inception, we incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. For the three months ended March 31, 2015, we incurred net losses of $3.6 million and a total accumulated deficit of $49.4 million. Our existing cash at March 31, 2015, together with the $5.0 million revolving line of credit we obtained from a related party in April 2014 is sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements in the next twelve months. Our ability to continue as a going concern is predicated upon being able to draw down on the $5.0 million revolving line of credit. If such line were not available, we will not be able to support our current level of operations for the next twelve months. We will require additional financing in order to continue at our expected level of operations. If we fail to obtain needed capital, we will be forced to delay, scale back, partner out or eliminate some or all of our research and development programs, which could result in an impairment of our intangible assets.

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

	As of March 31, 2015	As of December 31, 2014	Change
Cash and cash equivalents	$4,018	$6,767	$(2,749)
Working capital deficit	$(3,310)	$(530)	$2,780
Notes and loans payable, current portion	$(2,130)	$(2,011)	$119

Our ability to continue as a “going concern” is dependent on a combination of several of the following factors: our ability to generate revenues and raise capital, the exercise in cash of warrants by holders and access to an established credit line. We have limited capital resources and our operations, since Inception, have been funded by the proceeds of equity and debt financings.  As of March 31, 2015, we had $4.0 million in cash and cash equivalents. We have access to a $5.0 million revolving line of credit, which we obtained from a related party in April 2014, which may become available to the Company within four weeks from an official request. If the revolving line of credit becomes unavailable for any reason, and we fail to raise additional capital, we may be forced to scale back or eliminate some or all of our research and development programs.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. During 2014, Immune successfully raised a total of $22.5 million mainly in a private placement with institutional investors in March 2014, followed by a public offering in November 2014. We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. As an alternative source of liquidity, we are exploring acquisition opportunities, which would be dilutive to our existing stockholders. In addition, we may pursue a financing. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow.

We have devoted substantially all of our cash resources to research and development programs and incurred significant general and administrative expenses to enable us to finance and grow our business and operations. To date, we have not generated any significant revenues and may not generate any such revenue for a number of years, if at all. We have an accumulated deficit of $49.2 million as of March 31, 2015 and we anticipate that we will continue to incur operating losses in the near future.

	Three months ended March 31,
	2015	2014	Change
Net cash used in operating activities	$(2,248)	$(3,369)	$1,121
Net cash used in investing activities	$(46)	$(20)	$(26)
Net cash (used in) provided by financing activities	$(455)	$9,854	$(10,309)

Operating Activities

Net cash used in operating activities for the three-month period ended March 31, 2015 was $2.2 million compared with net cash used in operating activities of $3.4 million for the three-month period ended March 31, 2014. The net cash used in operating activities in the three months ended March 31, 2015, exclusive of changes in operating assets and liabilities, was $2.3 million; including the net loss of $3.4 million and non-cash charges for stock based compensation of $1.2 million and depreciation and amortization of $82. The cash used in operating activities in the first three months ended March 31, 2014, exclusive of changes in operating assets and liabilities, was $1.0 million; including the net loss of $4.8 million and non-cash charges for stock based compensation of $1.9 million and derivative liability expense of $1.7 million. Cash used in changes in operating assets and liabilities in the three months ended March 31, 2014 was $2.3 million, net, principally due to the decrease in the level of accounts payable and accrued expenses of $1.9 million and a decrease in due to related parties of $332.

Investing Activities

During the three month period ended March 31, 2015, our net cash used in investing activities amounted to $46 and included the acquisitions of office equipment and an increase of $19 in our restricted cash. During the three month period ended March 31, 2014, our net cash used in investing activities was $20 and included the cost of secondary patents acquired from MabLife, in the total amount of $112, acquisitions of office equipment, in the total amount of $20, offset by a decrease of $112 in our restricted cash, mainly due to repayment of interest on a secured term loan from MidCap.

Financing Activities

During the three months ended March 31, 2015, our net cash used in financing activities of $455 is primarily due to repayment of loans of $492, offset by proceeds from the exercise of options and warrants of $37. During the three month period ended March 31, 2014, our net cash provided by financing activities of $9.9 million consisted of cash provided by the March 2014 financing of $10.2 million, offset by a decrease in deposits for future financing of $500.

Senior Secured Term Loan

In connection with the Merger, the Company assumed a senior secured term loan, collateralized by substantially all assets of the Company, from MidCap Financial (“MidCap”). In August 2013, the Company and MidCap entered into a Third Amendment and Consent to the Loan and Security Agreement between the Company, its subsidiaries, and MidCap (“Third Amendment”).

The senior secured term loan contains customary affirmative and negative covenants and events of default applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions.

The Third Amendment restructured the Company's loan in connection with the completed Merger. In addition to providing MidCap’s consent to the Merger, the Third Amendment fixed the outstanding principal balance of the initial borrowing (“Tranche 1”) of the loan at $4.4 million. Principal repayments on the Tranche 1 amount was set to commence on December 1, 2013 and was later amended under a Fourth Amendment to commence on May 1, 2014. Principal repayments became due in approximately equal monthly installments commencing on the first repayment date. The scheduled maturity date of the loan is August 1, 2016.

The Third Amendment also provided availability for a second borrowing (“Tranche 2”) of $1.0 million, which was to be available for drawing by the Company through August 1, 2014, at the Company’s discretion. The Company did not draw amounts under Tranche 2. Interest on the Tranche 1 loan accrued at the rate of 11.5% per annum and is to be paid monthly in arrears. As part of the Third Amendment, in consideration for the restructuring of the loan, the Company granted to MidCap five-year warrants purchasing 101,531 shares of the Company’s common stock at an exercise price of $3.50 per share having a grant date fair value of approximately $300.

In March 2014, in connection with the issuance of the Series C Preferred Stock and the March 2014 Warrants, the Company signed a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment”). The Fourth Amendment fixed the amortization schedule for the Tranche 1 loan. Principal payments of approximately $159 each were to resume monthly as of May 1, 2014. In addition, the parties agreed to waive defaults that had occurred since the consummation of the Merger.

On January 28, 2015, we entered into the Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”), which permitted us to enter into a lease agreement for our Corporate Headquarters in New York, NY. Interest expense for the senior secured term loan recognized for the three months ended March 31, 2015 and 2014, aggregated to $88 and $103.

MabLife Notes Payable

In March 2012, we acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $600 payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with agreement date present value of $376 using an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife, if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. $60 was paid upon execution of agreement in April 2012. Remaining payments of $120 per year are due in 2015 through 2017.

In February 2014, we acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As a full consideration for the secondary patent rights, we will pay a total of $150, of which $15 was paid in 2014 and $25 will be paid on the first through fourth anniversary of the agreement and an additional $35 on the fifth anniversary of the agreement. Interest expense recognized for the three months ended March 31, 2015 and 2014, aggregated to $12 and $27, which included discount amortization of $9 and $11, respectively.

In the first quarter of 2015, MabLife informed the Company that it has filed for bankruptcy. The Company is considering its options relating to the MabLife assignment agreement.

Revolving Line of Credit

In April 2014, we entered into a three-year, $5.0 million revolving line of credit with Melini, an existing stockholder, who is related through common ownership to the Chairman of our board of directors. Borrowings under this line of credit incur interest at a rate of 12% per year, payable quarterly. Any amounts borrowed under the line of credit become due upon the maturity date of April 7, 2017. This facility is unsecured and subordinated to our senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5.0 million. The November 2014 financing exceeded $5.0 million, however Melini did not terminated the revolving line of credit. The revolving line of credit is available to us within up to four weeks from an official request. To date, no amounts were drawn under this revolving line of credit. On April 14, 2015, the revolving line of credit was amended and extended to provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, and (ii) the completion of a new capital raise in excess of $5.0 million.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

Off-Balance Sheet Arrangement

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under rules of the Securities and Exchange Commission.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those policies during the three months ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management has identified the following material weaknesses in the Company’s internal control over financial reporting: lack of sufficient personnel and processes to adequately and timely process and approve certain financial transactions and significant contracts, and adequately and timely record certain complex financial transactions. Management has begun to implement certain remediatory measures, including a more rigorous and timely review of complex agreements prior to their execution, that is intended to reasonably assure management that its disclosure controls and procedures are effective and the hiring of finance personnel. These measures also include staff training, an expanded review of our outstanding agreements, and the implementation of additional entity level controls to ensure timely reviews of agreements pre- and post-execution. Remediation efforts will continue through the next several financial close cycles until such time as management is able to conclude that its remediation efforts are operating and effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weaknesses described in our 2014 Annual Report on Form 10-K.

•	In January 2015, Gad Berdugo became our Chief Financial Officer. Mr. Berdugo has extensive experience in accounting and finance, and pharmaceutical and biotechnology experience

•	We have hired senior level staff with expertise in applying complex accounting and financial reporting and disclosure rules required under GAAP and SEC reporting regulations.

•	The Company has begun the process of moving its accounting and financial reporting from Israel to the United States.

Part II. Other Information

Item 1. Legal Proceedings.

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. During the three months ended March 31, 2015, in connection with the trial, we incurred approximately $405 of legal costs, which were settled in cash, and 116,594 shares of stock, which are included in stock based compensation, stock awards in the condensed consolidated statement of changes in stockholder’s equity for the three months ended March 31, 2015. The Company issued an additional 40,000 shares on April 1, 2015 to settle legal costs. In April 2015, the plaintiffs filed a motion for a new trial, which is to be heard by the Court in June 2015.

In October 2014, the Company has received a written demand from a former lender (“Lender”), for $9.1 million which is based on an agreement with Immune Ltd., from 2011, relating to a loan of $260, which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. The Company currently estimates that its future loss would range between $300 (as accrued for) to $1.0 million, which if determined to be payable to Lender, the Company believes would be likely settled in equity. The Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter will be initiated.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Form 10-K, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2015, we issued to a consultant 63,481 shares of common stock for services performed during the month.

On January 5, 2015, we issued to a consultant 120,000 shares of common stock for services performed.

On January 8, 2015, we issued to a consultant 14,000 shares of common stock for services performed during the month.

On January 31, 2015, we issued to a consultant 3,191 shares of common stock for services performed during the month.

On February 1, 2015, we issued to a consultant 14,045 shares of common stock for services performed during the month.

On February 13, 2015, we issued to a consultant 53,476 shares of common stock for services performed during the month.

On February 28, 2015, we issued to a consultant 3,191 shares of common stock for services performed during the month.

On March 2, 2015, we issued to a consultant 24,045 shares of common stock for services performed during the month.

On March 31, 2015, we issued to a consultant 3,191 shares of common stock for services performed during the month.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Employment Letter Agreement dated January 21, 2015, by and between Immune Pharmaceuticals Inc. and Gad Berdugo (incorporated by reference to Exhibit 10.1 to our Form 8-K on Form 8-K filed January 21, 2015).**

10.2	First Amendment to Employment Agreement, dated February 28, 2015, by and between Immune Pharmaceuticals Inc. and Daniel G. Teper.**

10.3	Termination Agreement and General Release, dated February 28, 2015, by and between Immune Pharmaceuticals, Ltd. and Daniel G. Teper.**

10.4	Memorandum of Understanding with Yissum Research Development Company of The Hebrew University of Jerusalem Ltd.*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.
** Previously filed with the SEC as indicated, and hereby incorporated herein by reference.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Daniel G. Teper
Daniel G. Teper
Chief Executive Officer (Principal Executive Officer)
May 15, 2015

By:	/s/ Gad Berdugo
Gad Berdugo
Chief Financial Officer –Executive VP Finance and Administration, Secretary (Principal Financial Officer and Principal Accounting Officer)
May 15, 2015

