Form 10-Q
period 2015-06-30
IMMUNE PHARMACEUTICALS INC
filed 2015-08-14
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36602

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

As of August 13, 2015, 27,071,127 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,397	$6,767
Restricted cash	61	21
Other current assets	161	99
Total current assets	1,619	6,887
Property and equipment, net	60	41
In-process research and development acquired	27,500	27,500
Intangible assets, net	3,263	3,415
Security deposits	132	21
Total assets	$32,574	$37,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,984	$1,243
Accrued expenses	2,096	4,133
Due to related parties	30	30
Notes and loans payable, current portion	2,443	2,011
Total current liabilities	7,553	7,417
Grants payable	469	469
Notes and loans payable, net of current portion	164	1,564
Deferred tax liability	10,870	10,870
Total liabilities	19,056	20,320

Commitments and contingencies

Stockholders’ Equity
Series C Preferred stock, par value $0.0001; 15,000 shares authorized, 4,320 shares available for issuance, 2,318 and 2,832 shares issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	672	821
Undesignated preferred stock, par value $0.0001; 4,985,000 shares authorized, 4,981,935 shares available for issuance, none issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value; authorized 225,000,000 shares; 25,201,672 and 23,975,358 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	65,105	62,550
Accumulated deficit	(52,262)	(45,829)
Total stockholders’ equity	13,518	17,544
Total liabilities and stockholders’ equity	$32,574	$37,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Licensing and other revenue	$-	$-	-	2

Costs and expenses:
Research and development	1,126	986	2,277	1,324
General and administrative	1,682	2,035	3,984	4,576
Total costs and expenses	2,808	3,021	6,261	5,900
Loss from operations	(2,808)	(3,021)	(6,261)	(5,898)

Non-operating income (expense):
Interest expense	(65)	(116)	(166)	(268)
Derivative liability income	-	3,527	-	1,844
Other expense, net	(3)	(130)	(6)	(197)
Total non-operating income (expense)	(68)	3,281	(172)	1,379
Net income (loss) before income taxes	(2,876)	260	(6,433)	(4,519)
Income tax expense	-	-	-	—
Net income (loss)	$(2,876)	$260	(6,433)	(4,519)
Series C Preferred dividend	(55)	-	(114)	-
Deemed dividend	-	(672)	(1,701)	(720)
Net loss attributable to common stockholders	$(2,931)	$(412)	(8,248)	(5,239)
Basic and diluted net loss per common share	$(0.12)	$(0.03)	(0.34)	(0.37)

Weighted average number of common stock outstanding used in computing net loss per common share:
Basic and diluted net loss per common share:	24,722,980	14,470,523	24,522,788	14,108,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Preferred C Shares		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2014	2,832	$821	23,975,358	$2	$62,550	$(45,829)	$17,544

Exercise of options	-	-	357,139	-	95	-	95
Conversion of Series C Preferred Stock inclusive of accrued dividends	(514)	(149)	365,706	1	203	-	55
Accrued dividend for Series C Preferred Stock	-	-	-	-	(114)	-	(114)
Share-based compensation	-	-	159,399	-	1,733	-	1,733
Shares issued to settle liabilities	-	-	290,594	-	538		538
Shares issued for financing costs			53,476	-	100		100
Net loss	-	-	-	-	-	(6,433)	(6,433)
Balance at June 30, 2015	2,318	$672	25,201,672	$3	$65,105	$(52,262)	$13,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,433)	$(4,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159	172
Share-based compensation	1,733	2,910
Common shares issued for services	280	-
Derivative liability income	-	(1,994)
Amortization of discount on debt	9	186
Changes in operating assets and liabilities:
Increase (decrease) in other current assets	39	(38)
Increase in security deposits	(110)	-
Increase (decrease) in accounts payable	1,461	(1,889)
Decrease in due to related parties	-	(348)
Decrease in accrued expenses	(1,560)	(1,102)
Increase in long term grants payable	-	10
Net cash used in operating activities	(4,422)	(6,462)
Cash flows from investing activities:
(Increase) decrease in restricted cash	(40)	161
Purchase of property and equipment	(27)	(24)
Purchase of intangible assets	-	(111)
Net cash (used in) provided by investing activities	(67)	26
Cash flows from financing activities:
Proceeds received from exercise of options	95	-
Proceeds received from March 2014 financing	-	10,171
Proceeds received from deposits for future financing	-	(116)
Issuance of short-term loan	-	269
Repayment of loans	(976)	(758)
Net cash (used in) provided by financing activities	(881)	9,566
Increase (decrease) in cash and cash equivalents	(5,370)	3,130
Cash and cash equivalents at beginning of period	6,767	49
Cash and cash equivalents at end of period	$1,397	$3,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$166	$217
Supplemental disclosure of non-cash financing activities:
Accrued dividends on Series C Preferred Stock	114	279
Dividends settled in common stock	55	-
Conversion of Series C Preferred Stock into common stock	149	-
Services expensed and accrued in 2014 and settled in common stock in 2015	258	-
Issuance of Series C Preferred Stock	-	3,096
Amendment of Series C Preferred Stock	-	1,887
Reclassification of Series C Preferred Stock due to amendment	-	1,209
Deemed dividend	-	(720)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Note 1 – Description of Business

Organization and Description of Business

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune”, “we”, “us”, “our” or the “Company”) is a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including monoclonal antibodies (“mAbs”), nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. The Company favors a personalized approach to treatment, with the development and use of product candidates with companion diagnostics. The Company’s core pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, which has been shown to be involved in a number of in clinical development for ulcerative colitis and bullous pemphigold, topical nano-formulated cyclosporine A for the treatment of atopic dermatitis (eczema) and psoriasis and NanomAbs® a technology platform that allows the targeted delivery of chemotherapeutics into cancer cells, the lead candidate is an HER2 Targeted nanomAb developed in partnership with STC Biologics toward an IND. The Company continues to review opportunities relating to the Company’s non-core assets with a focus on AmiKetTM.

Recent Developments

On August 13, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for offices and for lab space for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space is $30 per month, subject to annual rent escalations.

On July 29, 2015, the Company announced that it has secured financings of up to $21.5 million through two financing agreements. The first, with Hercules Technology Growth Capital, Inc. (NYSE: HTGC) ("Hercules"), for a term loan of up to $9.5 million. The second agreement, with mutual fund Discover Growth Fund (“Discover”), for the sale to Discover of newly created Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) for up to $12.0 million in gross proceeds to the Company. Immune received $13.5 million in gross proceeds: $9.0 million from Discover and $4.5 million from Hercules, following the execution of the two agreements. Immune expects to receive an additional $3.0 million from Discover upon an effective “resale” registration statement pertaining to the Series D Preferred Stock and stockholders approval in accordance with the NASDAQ rules as of July 28, 2015. Immune also has the option to draw down additional capital under the term loan with Hercules of up to $5.0 million prior to June 15, 2016, subject to certain clinical milestones and other conditions (see Note 13).

In July 2015, the Company entered into Securities Exchange Agreements (the “Exchange Agreements”) with certain holders (the “Holders”) of all of their shares of Series C 8% Convertible Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”), pursuant to which the Company agreed to issue the Holders an aggregate of 2,593,433 shares of its common stock, $0.0001 par value (the “Common Stock”) and five-year warrants to purchase an aggregate of up to 431,711 shares of Common Stock, at an exercise price of $3.00 per share and exercisable commencing six months following the date of issuance, in exchange for the Holders’ aggregate of 2,442 shares of Series C Preferred Stock, originally issued by the Company on March 14, 2014, including any accrued but unpaid dividends payable thereon (the “Exchange”), pro rata to such Holder’s Preferred Stock ownership. The terms of the Exchange were determined by arms-length negotiations between the parties.

On July 7, 2015, the Company entered into an amendment (the “Amendment”) to that certain license agreement (the “License Agreement”), dated as of December 18, 2003, by and between the Company and Endo Pharmaceuticals Inc. (“Endo”). Pursuant to the Amendment, effective as of July 7, 2015, the License Agreement was terminated and the Company transferred to Endo the right in and to certain patents related to the use of topical lidocaine in acute and chronic back pain and the Company was granted a royalty-free, non-exclusive, transferable license to such patents. In addition, in the event Endo obtains regulatory approval for either acute or chronic lower back pain indication for its product, Lidoderm®, or any other lidocaine based product, Endo shall pay the Company certain milestone payments and royalties as set forth in the License Agreement. Pursuant to the Amendment, the Company has re-gained full exclusive rights to develop, commercialize and license LidoPain®, a high-dose lidocaine patch for the treatment of acute pain. LidoPain® is currently in Phase II clinical trial development.

On June 25, 2015, the Company entered into a definitive research and license agreement (the “License”) with Yissum. Under the License, the Company has obtained an exclusive, worldwide license from Yissum, with certain sublicensing rights, to make commercial use of certain of Yissum’s patents and know-how in connection with a topical nano-formulated delivery of AmiKet for the development, manufacturing, marketing, distribution and commercialization of products based on the technology. In consideration for the License, the Company shall pay Yissum the following payments throughout the term of the License:

•	An annual maintenance fee of $30 commencing on June 25, 2020, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products (as such term is defined in the License) by the Company in the amount of up to 3%, subject to certain possible reductions in certain jurisdictions.

•	Milestones payments of up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestone.

In addition, the Company shall reimburse Yissum within 60 days for all of Yissum’s past, documented expenses and costs, if any, relating to the registration and maintenance of the licensed patents. The Company has also certain indemnification obligations under the License and it is obligated to procure and maintain certain comprehensive general liability insurance policies. As of June 30, 2015, Yissum had not incurred any expenses subject to reimbursement by the Company.

Furthermore, the Company will sponsor a research program to be determined by the parties, which program will be conducted by, or under the supervision of Prof. Simon Benita. The Company will pay Yissum an annual research fee of $0.4 million, plus VAT and any applicable taxes, commencing on October 1, 2015 (or such other time as mutually agreed between the parties). The results of the research, including any patents or patent applications shall automatically be licensed to the Company.

On June 10, 2015, the Company entered into a binding memorandum of understanding (the “MOU”) with Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (“Yissum”) regarding certain of Yissum’s patents developed by Prof. Simon Benita in connection with nanoparticles for topical delivery of active agents for cyclosporine A. Oral cyclosporine A was approved by the U.S. Food and Drug Administration for the treatment of psoriasis and by the European Medicines Agency for psoriasis and atopic dermatitis. Topical cyclosporine A may be used, subject to regulatory approval, as an alternative to the oral formulation and other topical drugs and it will expand our dermatology development portfolio. Pursuant to the MOU, the Company will enter into a definitive license agreement (the “License”) with BNS, Ltd., a company to be established by Yissum and Prof. Benita (“BNS”), within six months of the date of the MOU (subject to an extension), for the commercial development and marketing of the technology worldwide. In addition, the Company will sponsor Yissum’s further research and development of the technology for cyclosporine A.

In consideration for the License to be executed between the parties, the Company will be obligated to pay Yissum the following payments:

•	An annual maintenance fee of $30 commencing five years following the execution of the License, which maintenance fee shall increase at a rate of 30% each year, up to a maximum of $0.1 million, and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products by the Company in the amount of up to 5%, subject to certain possible reductions.

•	License fees of $0.5 million, payable in four quarterly installments, commencing upon the execution of the License.

•	Up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestones.

In addition, the Company will sponsor the further research of the technology to be conducted by Yissum, with a minimum payment of $0.3 million for the first year, which amount shall be reviewed and approved by the parties on an annual basis.  Furthermore, in consideration for Yissum not offering the technology to any third party for a period of six-months after the execution of the MOU, the Company has agreed to issue BNS, upon the execution of the License, 250,000 shares of the Company’s common stock and provide BNS certain piggy- back registration rights with respect to those shares.

On May 4, 2015, we announced the entry into a strategic partnership with STC Biologics to accelerate the development of NanomAbs, a new generation of Antibody Nanoparticle Conjugates allowing the targeted delivery of chemo-therapeutics. The collaboration is focused on the development of an HER2 targeted nanomAb toward an IND and clinical trials.

On April 14, 2015, the revolving line of credit was amended to remove Melini Capital Corp’s (“Melini”) right to terminate the revolving line of credit subsequent to the November 2014 capital raise and instead provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, or (ii) the completion of a capital raise in excess of $5.0 million (see Notes 6 and 12). The revolving line of credit was further amended upon the completion of the July 29, 2015 financings in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015, Melini agreed to extend the revolving line of credit until September 30, 2015 and extend the revolving line of credit thereafter on a quarterly basis upon Melini’s consent.

Note 2 – Liquidity and Financial Condition

The Company’s operations have been directed primarily toward developing its licensed technologies. The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any significant revenues. The Company has incurred net losses each year since our inception. As of June 30, 2015, the Company had a working capital deficit of $5.9 million. At June 30, 2015, the Company has an accumulated deficit of $52.3 million. For the six months ended June 30, 2015, the Company had a loss from operations of $6.3 million and cash used in operations of $4.4 million.

The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to generate revenues and raise capital, the “cash” exercise of warrants by holders and access to an established credit line. The Company has limited capital resources and its operations have been funded by the proceeds of equity and debt financings. As of June 30, 2015, the Company had $1.4 million in cash and cash equivalents.

On July 29, 2015, the Company announced that it has secured financings for gross proceeds of up to $21.5 million pursuant to two financing agreements in which Immune received total gross proceeds of $13.5 million: $9.0 million from the sale of convertible preferred stock to an institutional investor and $4.5 million from the incurrence of secured debt as more fully described in Note 12. Immune expects to receive an additional $3.0 million from the sale of convertible preferred stock upon the effectiveness of a “resale” registration statement and stockholder approval in accordance with NASDAQ rules. Immune also has the option to draw down an additional loan of up to $5.0 million prior to June 15, 2016, subject to certain clinical milestones and other conditions (see Notes 1 and 13). In addition, the Company has access to a $5.0 million revolving line of credit, which was obtained from a related party in April 2014 and may become available to the Company within four weeks from an official request (see Notes 7 and 12).

Management believes existing cash at June 30, 2015, along with the $13.5 million of gross proceeds from the financings completed in July 2015, and potentially an additional $3.0 million from the sale of Series D Redeemable Preferred Stock upon the effectiveness of a “resale” registration statement and stockholders approval, along with the $5.0 million revolving line of credit the Company obtained from Melini in April 2014, which may become available to the Company within four weeks of an official request is sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for at least the next eighteen months. The Company may require additional financing in fiscal 2017 in order to continue at its expected level of operations. If the Company fails to obtain needed capital, the Company may be forced to delay, scale back or eliminate some or all of its research and development programs, which could result in an impairment of its intangible assets and a material adverse impact on its financial condition.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2014 filed on April 15, 2015. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include impairment and useful life of long-lived assets (including intangible assets and in-process research and development (“IPR&D”)), valuation of options and warrants, and income tax reserves and valuation allowance. Actual results could differ from those estimates.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is assessing the impact of this standard on the consolidated financial statements.

Note 4 - Intangible Assets

The Company’s intangible assets consist of licenses and patents relating to the Company’s bertilimumab, Nanonabs and AMB8LK technologies and were determined by management to have a useful life between seven and fifteen years.

The value of the Company’s intangible assets as of June 30, 2015 is summarized below:

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Total
Balance as of December 31, 2014	$1,920	$521	$521	$453	$3,415
Amortization expense	(83)	(23)	(23)	(23)	(152)
Balance, June 30, 2015	$1,837	$498	$498	$430	$3,263

Gross asset value	$2,509	$694	$700	$547	$4,450
Accumulated amortization	(672)	(196)	(202)	(117)	(1,187)
Balance, June 30, 2015	$1,837	$498	$498	$430	$3,263

Amortization expense amounted to $76,000 for the three months ended June 30, 2015 and 2014, and $0.15 million and $0.15 million for the six months ended June 30, 2015 and 2014, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at June 30, 2015 is as follows:

Period Ending December 31,	Amount
2015 (6 months)	$152
2016	305
2017	305
2018	305
2019	305
2020	305
Thereafter	1,586
Total	$3,263

Note 5- Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Professional fees	$770	$1,934
Franchise taxes payable	72	36
Salaries and employee benefits	179	488
Rent	53	631
Financing costs	286	287
Accrued dividend on Series C Preferred Stock	313	256
Provision for a claim (see Note 11)	300	300
Other	123	201
Total	$2,096	$4,133

Note 6- Fair Value Measurements

Financial Instruments and Fair Value

The Company accounts for financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments with carrying values approximating fair value include cash, restricted cash, accounts payable, the senior secured term loan, convertible debt and the MabLife Notes Payable due to their short-term nature.

Note 7 - Notes and Loans Payable

The Company is party to loan agreements as follows:

	June 30, 2015	December 31, 2014
Senior secured term loan(1)	$2,221	$3,166
Note payable(2) (3)	386	409
Total notes and loans payable	$2,607	$3,575

Notes and loans payable, current portion	$2,443	$2,011
Notes and loans payable, long-term	$164	$1,564

Future repayments under the Company’s existing loan agreements consist of the following:

Period Ending December 31,	Amount
2015 (July 1 –December 31)	2,221
2016	222
2017	128
2018	16
2019	20
Total	$2,607

Senior Secured Term Loan

(1)	In connection with the Merger with Epicept Corporation, which occurred on August 25, 2013, the Company assumed a senior secured term loan, collateralized by substantially all assets of the Company, from MidCap Financial Trust (“MidCap”). In conjunction with the financing transactions, on July 29, 2015, the Company paid off the Midcap $2.1 million senior secured term loan (see Note 13). The Company has classified the senior secured term loan in current liabilities as of June 30, 2015. In addition, the Company paid early termination fees of $0.5 million in connection with the repayment of the senior secured term loan in July 2015, which will be recorded in July 2015. Interest expense recognized for the senior secured term loan was $65,000 and $0.2 million, respectively for the three and six months ended June 30, 2015 and $0.1 million for the three and six months ended June 30, 2014.

MabLife Notes Payable

(2)	In March 2012, the Company acquired from MabLife S.A.S. (“MabLife”), through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $0.6 million payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with agreement date present value of $0.4 million using an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. The Company is required to assign the foregoing rights back to MabLife, if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. Remaining payments of $0.12 million per year are due in 2015 through 2017.

(3)	In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As a full consideration for the secondary patent rights, the Company will pay a total of $0.15 million of which $15 was paid in 2014 and $25 will be paid on the first through fourth anniversary of the agreement and an additional $35 which includes interest of $15 on the fifth anniversary of the agreement. Interest expense recognized on the first and secondary patents for the three months ended June 30, 2015 and 2014, aggregated to $0 and $76, respectively, and $4 and $0.15 million for the six months ended June 30, 2015 and 2014, respectively, which included amortization of the debt discount of $9 and $23, respectively. As a result of the purchase of the patent rights, the Company recorded an intangible asset of $0.5 million (see Note 4).

In the first quarter of 2015, MabLife informed the Company that it has filed for bankruptcy. The Company is considering its options relating to the MabLife assignment agreement.

Revolving Line of Credit

In April 2014, the Company entered into a three-year, $5.0 million revolving line of credit with Melini Capital Corp. (“Melini”), an existing stockholder, who is related to the Chairman of the board of directors. Borrowings under this line of credit incur interest at a rate of 12% per year, payable quarterly. Any amounts borrowed under the line of credit become due upon the maturity date of April 7, 2017. The revolving line of credit is unsecured and subordinated to the senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5.0 million. The revolving line of credit is to be available to us within up to four weeks from an official request. On April 14, 2015, the revolving line of credit was amended to remove Melini’s current right to terminate the line of credit and extended to provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, or (ii) the completion of a capital raise in excess of $5.0 million. The revolving line of credit dated was further amended upon the completion of the July 29, 2015 financings in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015, Melini agreed to extend the revolving line of credit until September 30, 2015 and extend the revolving line of credit thereafter on a quarterly basis upon Melini’s consent (see Note 12). To date, no amounts were drawn under the revolving line of credit.

Note 8 – Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at June 30, 2015 and December 31, 2014.

In connection with the IPR&D value determined in connection with the Merger with Epicept Corporation, which occurred on August 25, 2013, the Company recorded a deferred tax liability of approximately $10.9 million as of June 30, 2015 and December 31, 2014 representing the potential tax liability upon realization of the value of the IPR&D. The amount of the deferred tax liability will be impacted upon any future change in the carrying value of the IPR&D.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination based on the technical merits of the positions. The Company has gross liabilities of $50,000 recorded as of June 30, 2015 and December 31, 2014 to account for potential income tax exposure.  The Company is obligated to file income tax returns in the U.S. federal jurisdiction, Israel and various states.  Since the Company had losses in the past, all prior years that generated NOL’s are open and subject to audit examination in relation to the NOL generated from those years.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. No interest or penalties were recorded for the three and six months ended June 30, 2015. On May 1, 2015, the Company received a notice from New York State relating to audits of the 2011 to 2013 tax years. The Company has provided preliminary information to New York State and is unable to determine whether any amounts will be due as a result of the audits.

Note 9- Stockholders’ Equity

(a) Stock options and stock award activity

The following table illustrates the common stock options granted for the six month period ended June 30, 2015:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January - May 2015	1,007,000	$1.89-$2.20	$1.89-$2.20	3.0 years	Volatility Risk free interest rate Expected term, in years Dividend yield	84.33% -91.55% 0.23% -2.17% 6.00-10.00 0.00%

Consultants	May 2015	160,000	$1.98-$2.01	$1.89-$2.01	1.0 years	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55% 0.23% -0.27% 6.00 0.00%

The following table illustrates the stock awards for the six-month period ended June 30, 2015:

Title	Grant date	No. of stock awards	Share price at grant date	Vesting terms
Employees	January 2015	14,000	$2.47	Immediately
Consultants	January - June 2015	489,469	$1.63-$2.02	Immediately

The fair value of stock awards is determined using the share closing price on the date of grant.

The following table illustrates the common stock options granted for the six month period ended June 30, 2014:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	February-June 2014	1,235,000	$2.38-$2.60	$2.38-$2.60	1.0 to 3.0 years	Volatility Risk free interest rate Expected term, in years Dividend yield	87.53%- 89.00% 2.72% -2.82% 10.00 0.00%

Consultants	February-March 2014	315,000	$2.38-$4.00	$2.38- $4.00	Over 1.0 year	Volatility Risk free interest rate Expected term, in years Dividend yield	89.00%- 89.27% 2.66%-3.01% 10.00 0.00%

The following table illustrates the stock awards for the six-month period ended June 30, 2014:

Title	Grant date	No. of stock awards	Share price at grant date	Vesting terms
Consultants	January - March 2014	863,858	$1.70-$4.82	0 to 3.0 years

The following table summarizes information about stock awards and stock option activity for the six-month period ended June 30, 2015:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,346,854	$1.70	$0.04 - $4.00	$1.95	$3,266
Granted	1,167,000	$2.04	$1.89- $2.20	$1.62	$-
Exercised	(357,139)	$0.37	$0.04 -$0.99	$-	$567
Forfeited	(651,328)	$2.88	$2.20 - $3.58	$-	$-
Expired	(490,000)	$3.32	$2.38 - $4.00	$-	$-
Outstanding at June 30, 2015	5,015,387	$1.56	$0.04 - $4.00	$1.86	$2,791
Exercisable at June 30, 2015	3,394,029	$1.34	$0.04 - $4.00	$1.80	$2,784

	Stock awards
	No. of stock awards	Weighted average fair value
Unvested at January 1, 2015	160,702	$4.06
Granted	460,135	1.85
Vested	(503,469)	1.87
Forfeited	(92,368)	-
Expired	-	-
Unvested at June 30, 2015	25,000	$1.93

The total remaining unrecognized compensation cost related to the non-vested stock options and restricted stock amounted to $1.7 million as of June 30, 2015, which will be recognized over the weighted-average remaining requisite service period of 1.43 years. The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

During the six month period ended June 30, 2015, Company modified certain non-employee options and incurred a charge of approximately $0.3 million. The stock compensation expense for the three months ended June 30, 2015 and 2014 was $0.85 million and $1.0 million, respectively and $1.7 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively.

(b) Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s board of directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company's common stock on the first day of offering or (ii) 85% of the fair market value of a share of the Company's common stock on the last trading day of the purchase period. Each offering period will have six-month duration. There were no shares issued under the ESPP during the three and six months ended June 30, 2015, and no expense has been recorded. A total of 998,043 shares are available for issuance under the ESPP as of June 30, 2015.

(c) Warrants

The following table summarizes information about warrants outstanding at June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding and exercisable at December 31, 2014	8,926,385	$5.06	$1.85-$65.60
Warrants issued to consultants	160,000	$1.98	1.98
Exercised	-	$-	-
Expired	-	$-	-
Warrants outstanding and exercisable at June 30, 2015	9,086,385	$5.01	$1.85-$65.60

(d) Series C Preferred Stock

On March 10, 2015, in accordance with the terms of the Series C Preferred Stock (”Preferred C Stock”), the conversion price of the Series C Preferred Stock was reduced to $1.51 per share, which is 85% of the average of the 20-day closing price of the Company’s common stock immediately prior to such date (see Note 13). For the six months ended June 30, 2015, the Company recorded a deemed dividend of $1.7 million as the contingency of the original beneficial conversion feature was resolved upon reset of the conversion price from $2.43 to $1.51 in March 2015.

The Company determined that the beneficial conversion of $1.7 million was not qualitatively material to the consolidated financial statements as of and for the three months ended March 31, 2015 and a result has corrected the deemed dividend and the related disclosures in the six month ended June 30, 2015 condensed consolidated financial statements. The Company believes the error in the three months ended March 31, 2015 Form 10-Q does not cause the financial statement contained therein to be misleading and therefore such financial statements can be relied upon. The Company will correct that quarter in our future Form 10-Q filings.

(e) Performance Based Options

On May 6, 2015, the Company’s Board of Directors, pursuant to the recommendation of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), granted an option to purchase up to 250,000 shares of the Company’s shares of common stock to Dr. Daniel G. Teper, the Company’s Chief Executive Officer, as performance-based bonus compensation.  The options were granted at an exercise price of $1.87 per share and will vest upon the Company’s achievement of certain operational, financing and partnership objectives that were determined by the Compensation Committee.

On May 8, 2015, the Company’s Board of Directors, pursuant to the recommendation of the Compensation Committee granted an option to purchase up to 100,000 shares of the Company’s shares of common stock to Gad Berdugo, the Company’s Chief Financial Officer, as performance-based bonus compensation.  The options were granted at an exercise price of $1.99 per share and will vest upon the Company’s achievement of certain operational, financing and partnership objectives that were determined by the Compensation Committee.

In connection with the granting of the performance-based options to Dr. Teper and Mr. Berdugo, the Company recorded a charge to compensation expense of $72,000 for the three months ended June 30, 2015 as the Company determined that the achievement of the performance options vesting criteria was deemed to be probable and are therefore amortizing the expense over the expected term of the performance options.

Note 10 - Loss per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three and six months ended June 30, 2015 and 2014 excludes shares underlying stock options, warrants and convertible preferred stock, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

	Three month period		Six month period
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Basic and diluted numerator:
Net loss attributable to common stockholders	$(2,931)	$(412)	$(8,248)	$(5,239)
Basic and diluted denominator:
Weighted average shares of common stock outstanding during the period	24,772,980	14,470,523	24,552,788	14,108,675
Basic and diluted net loss per common stock share	$(0.12)	$(0.03)	$(0.34)	$(0.37)

Such excluded shares are summarized as follows:
Common stock options	3,394,029	3,981,576	3,394,029	3,981,576
Restricted stock units (unvested)	25,000	-	25,000	-
Common shares issuable upon conversion of Series C Preferred Stock	1,742,453	-	1,742,453	-
Warrants	9,086,385	1,323,086	9,086,385	1,323,086
Total shares excluded from calculation	14,247,867	5,304,662	14,247,867	5,304,662

Note 11 - Commitments and Contingencies

(a) Leases

In February 2015, the Company’s corporate headquarters were relocated to New York, NY. The aggregate monthly rental payment for such lease is approximately $17 per month with annual lease escalations and the lease expires in 2020. The Company recorded rent expense relating to the New York, NY lease agreement with Alexandria Real Estate of $61 and $0, respectively, for the three months ended June 30, 2015 and 2014, and $95 and $0, respectively, for the six months ended June 30, 2015 and 2014. Future minimum lease payments under non-cancelable leases for office space are as follows:

Period ending December 31,	Amount
2015 (6 months)	$136
2016	279
2017	286
2018	221
2019	229
2020	79
$1,230

(b) Licensing Agreements

As disclosed more fully in our 2014 Form 10-K filed on April 15, 2015, the Company is a party to a number of research and licensing agreements, including iCo, MabLife, Yissum, Dalhousie, Lonza and Shire, which may require the Company to make payments to the other party upon the Company attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments under these agreements. No such payments were due under these agreements as of June 30, 2015. There were no significant changes in any of our research and license agreements since December 31, 2014.

(c) Litigation

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. During the six months ended June 30, 2015, in connection with the trial, the Company incurred approximately $0.4 million of legal costs, $0.2 million which were settled in in cash, and 116,594 shares of stock, with a fair value of $0.2 million which is included in general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2015. The Company issued an additional 40,000 shares on April 1, 2015, with a fair value of $70 to settle current outstanding legal costs. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. No ruling has been made by the court on plaintiff’s motion.

In October 2014, the Company has received a written demand from a former lender (“Lender”), for $9.1 million, which is based on an agreement with Immune Ltd., from 2011, relating to a loan of $0.3 million, which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. The Company currently estimates that its future loss would range between $0.3 million (as accrued for) to $1.0 million, which if determined to be payable to Lender, the Company believes would be likely to be settled in equity. The Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter will be initiated.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

(d) Consulting Agreements

In April 2015, the Company entered into an agreement with a consultant relating to coordinating a partnering transaction for AmiKet. The Company will pay a monthly retainer of $10 per month for the one-year term of the consulting agreement. The consulting agreement includes a provision whereby the named consultant would receive in the future a success fee equal to 1% of the upfront payment to be paid in one or several installments during the first 12 months provided the upfront payment is no less than $10.0 million and a binding term sheet is signed before June 30, 2015. After June 30, 2015, the success fee will be reduced to 0.5% of the upfront payment provided by the licensee. As of June 30, 2015 no success fees have been incurred in connection with this consulting agreement.

On February 13, 2015, the Company entered into agreements with third parties which provided these parties the right to participate in future financings of the Company and to receive a minimum of $0.8 million over the next twelve months and $0.1 million in restricted stock, fully vested upon issuance consisting of 53,476 shares at a price of $1.87 per share which was recognized as a deposit for future financing on the Company’s balance sheet as other current assets. On April 15, 2015, the agreements were amended to extend the payment term to May 30, 2016. In connection with the July 2015 financings the Company paid $0.3 million of the $0.8 million minimum under these agreements.

Note 12 - Related-Party Transactions

Melini Capital Corp.

On April 14, 2015, the revolving line of credit was amended and extended to remove Melini’s right to terminate the line of credit subsequent to the November 2014 capital raise and instead provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, or (ii) the completion of a capital raise in excess of $5.0 million. Melini is related to Daniel Kazado, the Chairman of the board of directors. The revolving line of credit was further amended upon the completion of the July 29, 2015 financings in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015, Melini agreed to extend the revolving line of credit until September 30, 2015 and extend the revolving line of credit thereafter on a quarterly basis upon Melini’s consent.

Note 13 – Subsequent Events

Endo Pharmaceuticals Inc.

On July 7, 2015, the Company entered into an amendment (the “Amendment”) to that certain license agreement (the “License Agreement”), dated as of December 18, 2003, by and between the Company and Endo Pharmaceuticals Inc. (“Endo”). Pursuant to the Amendment, effective as of July 7, 2015, the License Agreement was terminated and the Company transferred to Endo the right in and to certain patents related to the use of topical lidocaine in acute and chronic back pain and the Company was granted a royalty-free, non-exclusive, transferable license to such patents. In addition, in the event Endo obtains regulatory approval for either acute or chronic lower back pain indication for its product, Lidoderm®, or any other lidocaine based product, Endo shall pay the Company certain milestone payments and royalties as set forth in the License Agreement. Pursuant to the Amendment, the Company has re-gained full exclusive rights to develop, commercialize and license LidoPain®, a high-dose lidocaine patch for the treatment of acute pain. LidoPain® is currently in Phase II clinical trial development.

Loan and Security Agreement

On July 29, 2015, Immune Pharmaceuticals, Inc. and Immune Pharmaceuticals USA Corp. entered into a Loan and Security Agreement (the “Loan”) with Hercules Technology Growth Capital, Inc. (the “Lender”) to borrow $4.5 million with a Company option to borrow an additional $5.0 million prior to June 15, 2016, subject to certain clinical milestones and other conditions.

The Loan includes customary representations, warranties and restrictive covenants, including certain restrictions on the Company’s ability to incur liens and indebtedness.  In connection with the Loan, the Company has issued to Lender a five-year warrant to purchase an aggregate of 214,853 shares of its common stock (or 279,412 shares if the Company closes on the additional $5.0 million), at an exercise price of $1.70 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date.

The Loan is secured by a first priority perfected security interest in all tangible and intangible assets of the Company and its subsidiaries, senior to all indebtedness. The interest rate on the Loan is calculated at the greater of 10% and the prime rate plus 5.25%. The Loan can be repaid in interest only installments for up to 18 months following the closing subject to certain conditions being satisfied. The Loan can be prepaid by the Company at any time, subject to certain prepayment penalties.  The Lender will have the ability to convert up to $1.0 million of the loan in any subsequent institutionally led Company financing on the same terms, conditions and pricing of such subsequent financing.

TriPoint Global Equities, LLC acted as the sole placement agent for the offerings for which it received $0.3 million upon the closing of the Loan and warrants to purchase an aggregate of 350,000 shares of common stock, at an exercise price of $1.78 per share, exercisable commencing six months following the issuance date and ending five years following the issuance date.

Registered Direct Offering and Concurrent Private Placement

On July 28, 2015, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with mutual fund Discover Growth Fund (“Discover”) pursuant to which the Company agreed to issue and sell up to an aggregate of 947 shares of the Company’s newly designated Series D Redeemable Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series D Preferred Stock”), convertible into shares of the Company’s Common Stock, at a fixed conversion price of $2.50 per share (the “Conversion Price”), at a purchase price of $10,000 per share with a 5% original issue discount, for total gross proceeds of $9.0 million with a 5% original issue discount, or the sale of approximately $9.47 million.

An aggregate of 444 shares of Series D Preferred Stock, at a purchase price of $10,000 per share with a 5% original issue discount, were offered and sold in a registered direct offering pursuant to the Company’s “shelf” registration statement (File No. 333-198647), which was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 28, 2014.

An aggregate of 503 shares of Series D Preferred Stock, at a purchase price of $10,000 per share with a 5% original issue discount, were offered and sold in a concurrent private placement. In addition, the Company agreed to issue and sell an additional 316 shares of Series D Preferred Stock for a gross proceeds of $3.0 million (with a 5% original issue discount) to be issued and sold upon the satisfaction of certain customary closing conditions for transactions of this type as well as (i) approval by the Company’s stockholders of issuance of shares of Common Stock in accordance with the requirements of NASDAQ Listing Rule 5635(d) and (ii) a registration statement registering the shares of Common Stock issuable under the terms of the Series D Preferred Stock becomes effective (note that stockholders of the company representing close to 50% of the outstanding shares of the Company’s common stock (on an as converted basis, together with the Company’s outstanding Series C 8% Preferred Stock) have already agreed to vote in favor of the issuance of shares of Common Stock described above).

The Series D Preferred Stock issued to Discover is convertible at a fixed price of $2.50 per share and has a six and a half year maturity term, at which time it will convert automatically into common stock at $2.50 per share. The Series D Preferred Stock bears an accrued annual dividend rate of 8.0%, which may range from 0% to 15%, based on certain adjustments and conditions, including changes in the volume weighted average price of the Company’s common stock. The dividend is payable in cash or common stock at the sole discretion of Immune.

The net proceeds of the Loan and Stock Purchase Agreements described above are intended to be used to finance clinical trials, other research and development expenditures, and for general corporate purposes, including working capital. The Company also paid off the Midcap $2.1 million senior secured term loan from the proceeds of the offerings.

Chardan Capital Markets, LLC and Roth Capital Partners LLC acted as co-placement agents for the offerings for which they received an aggregate of $0.6 million upon the closing and warrants to purchase an aggregate of 275,000 shares of common stock, at an exercise price of $2.50 per share, exercisable commencing six months following the issuance date and ending five years following the issuance date.

The terms of the Series D Preferred Stock are set forth in a Certificate of Designations of Preferences, Rights and Limitations of Series D Redeemable Convertible Preferred Stock (the “Certificate of Designations”), filed with the Secretary of State of the State of Delaware at closing and filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015.

Voting Agreement

In connection with the consummation of the offerings described above, stockholders of the Company, representing close to 50% of the outstanding shares of the Company’s common stock (on an as-converted basis, together with the Company’s outstanding Series C 8% Preferred Stock) as of July 28, 2015, agreed, among other things, to appear at any meeting of stockholders of Company and have the shares beneficially owned by them to be counted as present thereat for the purpose of establishing a quorum and to vote the shares beneficially owned by them (a) in favor of the approval of the Purchase Agreements, the transactions contemplated thereby and the issuance of the shares to the Investor, and (b) against any proposal, action or transaction involving Company, which proposal, action or transaction would impede, frustrate, prevent or materially delay the consummation of such transactions, including the sale and issuance of shares to the Investor.

444 shares of the Series D Preferred Stock described above, and the shares of common stock issuable upon conversion of the Series D Preferred Stock and any dividends payable thereof, were offered by the Company pursuant to a prospectus supplement to the company's “shelf” registration statement on Form S-3 (File No. 333-198647), which became effective on October 28, 2014. 503 of the shares of the Series D Preferred Stock, and the shares of common stock issuable upon conversion of the Series D Preferred Stock and any dividends payable thereof, have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), will be issued in the concurrent private placement pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. The Series D Preferred Stock was offered only to one institutional accredited investor. Immune has filed a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series D Preferred Stock issued in the private placement as well as any dividends payable in shares of common stock.

Series C Preferred Stock Exchange

In July 2015, (the Company entered into Securities Exchange Agreements (the “Agreement”) with certain holders (the “Holders”) of all of their shares of Series C 8% Convertible Preferred Stock, par value $0.0001 per stock (“Series C Preferred Stock”), pursuant to which the Company agreed to issue the Holders an aggregate of 2,593,433 shares of its common stock, $0.0001 par value (the “Common Stock”) and five-year warrants to purchase an aggregate of up to 431,711 shares of Common Stock, at an exercise price of $3.00 per share and exercisable commencing six months following the date of issuance, in exchange for the Holders’ aggregate of 2,442 shares of Series C Preferred Stock, originally issued by the Company on March 14, 2014, including any accrued but unpaid dividends payable thereon (the “Exchange”), pro rata to such Holder’s Preferred Stock ownership. The terms of the Exchange were determined by arms-length negotiations between the parties.

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

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune”, “we”, “us”, “our” or the “Company”) is a clinical stage biopharmaceutical company specializing in the development and commercialization of targeted therapeutics, including monoclonal antibodies (“mAbs”), nano-therapeutics and antibody drug conjugates, for the treatment of inflammatory diseases and cancer. We favor a personalized approach to treatment, with the development and use of our product candidates with companion diagnostics. Our core pipeline includes, bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, currently in Phase II for the treatment of ulcerative colitis and bullous pemphigoid, topical nano-formulated Cyclosporin-A for the treatment of psoriasis and atopic dermatitis and NanomAbs®, a technology platform that allows the targeted delivery of chemotherapeutics into cancer cells. We are assessing options to maximize the value of our non-core assets, with focus on AmiKet through on-going partnering discussions.

Recent Developments

Amendment to Lease Agreement

On August 13, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for offices and lab space for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space is $30 per month subject to annual rent escalations.

Registered Direct Offering and Concurrent Private Placement

On July 28, 2015, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with mutual fund Discover Growth Fund (“Discover”) pursuant to which the Company agreed to issue and sell up to an aggregate of 947 shares of the Company’s newly designated Series D Redeemable Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series D Preferred Stock”), convertible into shares of the Company’s Common Stock, at a fixed conversion price of $2.50 per share (the “Conversion Price”), at a purchase price of $10,000 per share with a 5% original issue discount, for total gross proceeds of $9.0 million with a 5% original issue discount, or the sale of approximately $9.47 million.

An aggregate of 444 shares of Series D Preferred Stock, at a purchase price of $10,000 per share with a 5% original issue discount, were offered and sold in a registered direct offering pursuant to the Company’s “shelf” registration statement (File No. 333-198647), which was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 28, 2014.

An aggregate of 503 shares of Series D Preferred Stock, at a purchase price of $10,000 per share with a 5% original issue discount, were offered and sold in a concurrent private placement. In addition, the Company agreed to issue and sell an additional 316 shares of Series D Preferred Stock for a gross proceeds of $3.0 million (with a 5% original issue discount) to be issued and sold upon the satisfaction of certain customary closing conditions for transactions of this type as well as (i) approval by the Company’s stockholders of issuance of shares of Common Stock in accordance with the requirements of NASDAQ Listing Rule 5635(d) and (ii) a registration statement registering the shares of Common Stock issuable under the terms of the Series D Preferred Stock becomes effective (stockholders of the company representing close to 50% of the outstanding shares of the Company’s common stock (on an as converted basis, together with the Company’s outstanding Series C 8% Preferred Stock) have already agreed to vote in favor of the issuance of shares of Common Stock described above).

The Series D Preferred Stock issued to Discover is convertible at a fixed price of $2.50 per share and has a six and a half year maturity term, at which time it will convert automatically into common stock at $2.50 per share. The Series D Preferred Stock bears an accrued annual dividend rate of 8.0%, which may range from 0% to 15%, based on certain adjustments and conditions, including changes in the volume weighted average price of the Company’s common stock. The dividend is payable in cash or common stock at the sole discretion of Immune.

Chardan Capital Markets, LLC and Roth Capital Partners LLC acted as co-placement agents for the offerings for which they received an aggregate of $0.6 million upon the closing and warrants to purchase an aggregate of 275,000 shares of common stock, at an exercise price of $2.50 per share, exercisable commencing six months following the issuance date and ending five years following the issuance date.

The terms of the Series D Preferred Stock are set forth in a Certificate of Designations of Preferences, Rights and Limitations of Series D Redeemable Convertible Preferred Stock (the “Certificate of Designations”), filed with the Secretary of State of the State of Delaware at closing and filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015.

Loan and Security Agreement

On July 29, 2015, Immune Pharmaceuticals, Inc. and Immune Pharmaceuticals USA Corp. entered into a Loan and Security Agreement (the “Loan”) with Hercules Technology Growth Capital, Inc. (the “Lender”) to borrow $4.5 million with a Company option to borrow an additional $5.0 million prior to June 15, 2016, subject to certain clinical milestones and other conditions.

The Loan includes customary representations, warranties and restrictive covenants, including certain restrictions on the Company’s ability to incur liens and indebtedness.  In connection with the Loan, the Company has issued to Lender a five-year warrant to purchase an aggregate of 214,853 shares of our common stock (or 279,412 shares if we close on the additional $5.0 million), at an exercise price of $1.70 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date.

The Loan is secured by a first priority perfected security interest in all of our tangible and intangible assets of the Company and its subsidiaries, senior to all indebtedness. The interest rate on the Loan is calculated at the greater of 10% and the prime rate plus 5.25%. The Loan can be repaid in interest only installments for up to 18 months following the closing subject to certain conditions being satisfied. The Loan can be prepaid by the Company at any time, subject to certain prepayment penalties.  The Lender will have the ability to convert up to $1.0 million of the loan in any subsequent institutionally led Company financing on the same terms, conditions and pricing of such subsequent financing.

The net proceeds of the Loan and Stock Purchase Agreements described above are intended to be used to finance clinical trials, other research and development expenditures, and for general corporate purposes, including working capital. The Company also paid off the Midcap $2.1 million senior secured term loan from the proceeds of the offerings.

Securities Exchange Agreements

On July 16, 2015, the Company entered into Securities Exchange Agreements (the “Exchange Agreements”) with certain holders (the “Holders”) of all of their shares of Series C 8% Convertible Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”), pursuant to which the Company agreed to issue the Holders an aggregate of 2,599,433 shares of its common stock, $0.0001 par value (the “Common Stock”) and five-year warrants to purchase an aggregate of up to 431,711 shares of Common Stock, at an exercise price of $3.00 per share and exercisable commencing six months following the date of issuance, in exchange for the Holders’ aggregate of 2,422 shares of Series C Preferred Stock, originally issued by the Company on March 14, 2014, including any accrued but unpaid dividends payable thereon (the “Exchange”), pro rata to such Holder’s Preferred Stock ownership. The terms of the Exchange were determined by arms-length negotiations between the parties. The shares of common stock were issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

In addition, in July 2015, Daniel G. Teper, our Chief Executive Officer, and Daniel Kazado, our Chairman, converted an aggregate of 32 Series C Preferred Stock into an aggregate of 23,561 shares of our common stock pursuant to the original terms of the Series C Preferred Stock.

The Exchange and the conversions described above were settled on or about July 27, 2015, after which a total of 278 shares of our Series C Preferred Stock remains outstanding and 27,071,127 shares of common stock was outstanding.

Endo Pharmaceuticals Inc.

On July 7, 2015, the Company entered into an amendment (the “Amendment”) to that certain license agreement (the “License Agreement”), dated as of December 18, 2003, by and between the Company and Endo Pharmaceuticals Inc. (“Endo”). Pursuant to the Amendment, effective as of July 7, 2015, the License Agreement was terminated and the Company transferred to Endo the right in and to certain patents related to the use of topical lidocaine in acute and chronic back pain and the Company was granted a royalty-free, non-exclusive, transferable license to such patents. In addition, in the event Endo obtains regulatory approval for either acute or chronic lower back pain indication for its product, Lidoderm®, or any other lidocaine based product, Endo shall pay the Company certain milestone payments and royalties as set forth in the License Agreement. Pursuant to the Amendment, the Company has re-gained full exclusive rights to develop, commercialize and license LidoPain®, a high-dose lidocaine patch for the treatment of acute pain. LidoPain® is currently in Phase II clinical trial development.

License Agreement with Yissum

On June 25, 2015 the Company entered into a definitive research and license agreement (the “License”) with Yissum. Under the License, the Company has obtained an exclusive, worldwide license from Yissum, with certain sublicensing rights, to make commercial use of certain of Yissum’s patents and know-how in connection with a topical delivery of AmiKet (the “Technology”), for the development, manufacturing, marketing, distribution and commercialization of products based on the Technology. In consideration for the License, the Company shall pay Yissum the following payments throughout the term of the License:

•	An annual maintenance fee of $30 commencing on June 25, 2020, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products (as such term is defined in the License) by the Company in the amount of up to 3%, subject to certain possible reductions in certain jurisdictions.

•	Milestones payments of up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestone.

In addition, the Company shall reimburse Yissum within 60 days for all of Yissum’s past, documented expenses and costs, if any, relating to the registration and maintenance of the licensed patents. The Company has also certain indemnification obligations under the License and it is obligated to procure and maintain certain comprehensive general liability insurance policies. As of June 30, 2015, Yissum had not incurred any expenses subject to reimbursement by the Company.

Furthermore, the Company will sponsor a research program to be determined by the parties, which program will be conducted by, or under the supervision of Prof. Simon Benita. The Company will pay Yissum an annual research fee of $0.4 million, plus VAT and any applicable taxes, commencing on October 1, 2015 (or such other time as mutually agreed between the parties). The results of the research, including any patents or patent applications shall automatically be licensed to the Company.

Binding Memorandum of Understanding with Yissum

On June 10, 2015, the Company entered into a binding MOU with Yissum regarding certain of Yissum’s patents developed by Prof. Simon Benita in connection with nanoparticles for topical delivery of active agents for cyclosporine A. Oral cyclosporine A was approved by the U.S. Food and Drug Administration for the treatment of psoriasis and by the European Medicines Agency for psoriasis and atopic dermatitis. Topical cyclosporine A may be used, subject to regulatory approval, as an alternative to the oral formulation and other topical drugs and it will expand our dermatology development portfolio. Pursuant to the MOU, the Company will enter into a definitive license agreement (the “License”) with BNS, Ltd., a company to be established by Yissum and Prof. Benita (“BNS”), within six months of the date of the MOU (subject to an extension), for the commercial development and marketing of the technology worldwide. In addition, the Company will sponsor Yissum’s further research and development of the technology for cyclosporine A.

In consideration for the License to be executed between the parties, the Company will be obligated to pay Yissum the following payments:

•	An annual maintenance fee of $30 commencing five years following the execution of the License, which maintenance fee shall increase at a rate of 30% each year, up to a maximum of $0.1 million, and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products by the Company in the amount of up to 5%, subject to certain possible reductions.

•	License fees of $0.5 million, payable in four quarterly installments, commencing upon the execution of the License.

•	Up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestones.

In addition, the Company will sponsor the further research of the Technology to be conducted by Yissum, with a minimum payment of $0.3 million for the first year, which amount shall be reviewed and approved by the parties on an annual basis.  Furthermore, in consideration for Yissum not offering the Technology to any third party for a period of six-months after the execution of the MOU, the Company has agreed to issue BNS, upon the execution of the License, 250,000 shares of the Company’s common stock and provide BNS certain piggy- back registration rights with respect to those shares.

STC Biologics

On May 4, 2015, we announced the entry into a strategic partnership with STC Biologics to accelerate the development of NanomAbs, a new generation of Antibody Nanoparticle Conjugates allowing the targeted delivery of chemo-therapeutics. The collaboration is focused on the development of an HER2 targeted nanomAb toward an IND and clinical trials.

Revolving Line of Credit

On April 14, 2015, the revolving line of credit was amended to remove Melini Capital Corp’s (“Melini”) right to terminate the revolving line of credit subsequent to the November 2014 capital raise and instead provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, or (ii) the completion of a new capital raise in excess of $5.0 million (see Notes 6 and 12). The revolving line of credit has been further amended upon the completion of the July 29, 2015 financings in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015 Melini agreed to extend the revolving line of credit until September 30, 2015 and extend the revolving line of credit thereafter on a quarterly basis upon Melini’s consent.

Bertilimumab

Our lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in inflammation. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases. We initiated the Phase II clinical trials at the end of the second quarter. A placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis (“UC”) and a Phase II clinical trial for bullous pemphigoid (“BP”), an auto-immune dermatological orphan indication. We are currently planning to expand the bertilumimab development program to a series of pre-clinical and pilot clinical studies in multiple indications including severe asthma, atopic dermatitis and liver disease such as NASH.

Topical Nano-Formulated Cycolosporin-A

Immune entered into a binding Memorandum of Understanding with Yissum, the Technology Transfer Company of the Hebrew University of Jerusalem regarding the worldwide exclusive licensing and development of a topical, biodegradable, nano-capsule formulation of cyclosporine A. Cyclosporine A, when administered systemically (Sandimmune®, Neoral®), is an effective treatment for the mores severe cases of psoriasis, atopic dermatitis and other severe inflammatory dermatoses. The topical nano-formulated Cyclosporine A will be developed as an alternative to high potency steroids and other topical immune-supressants for the treatment of mild to moderate psoriasis and atopic dermatitis.

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

AmiKet

AmiKet is a prescription topical analgesic cream containing a formulation of two FDA-approved drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an N-methyl-D-aspartic acid (“NMDA”), antagonist that is used as an intravenous anesthetic. AmiKet has completed Phase I and II clinical trials involving 1,700 patients for the treatment of neuropathic pain. In 2010, the FDA granted AmiKet Orphan Drug status for the treatment of PHN. The PHN Phase III program has been designed on the basis on two statistically significant Phase II clinical studies. Amiket Nano, a novel nano-formulation is expected to provide patent protection until 2036 and allow for the development of additional indications including diabetic peripheral neuropathy, chemotherapy induced peripheral neuropathy and chronic back pain. The Company continues to review opportunities relating to the Company’s non-core assets with focus on AmiKetTM.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues

	Three months ended June 30,
	2015	2014	Change

Revenue	$-	$-	$-

We recorded no revenue during the three months ended June 30, 2015 and 2014. We have devoted substantially all of our financial resources and efforts to developing bertilimumab, our Phase II product candidate, for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed the development of bertilimumab, NanomAbs or other product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense

	Three months ended June 30,
	2015	2014	Change

Research and development	$1,126	$986	$140

Research and development expense increased by $0.1 million during the three-month period ended June 30, 2015 to $1.1 million compared with $1.0 million during the three-month period ended June 30, 2014. The increase was mainly due to an increase in outsourced manufacturing and consulting costs related to our planned Phase II clinical trials. Our research and development effort has been focused on the development of bertilimumab, anti-Ferritin mAb and NanomAbs. We have made substantial investments in research and development and will need to make additional investments in research and development to further advance our products and clinical development.

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

General and administrative expense

	Three months ended June 30,
	2015	2014	Change

General and administrative	$1,682	$2,035	$(353)

General and administrative expense decreased $0.4 million to $1.7 million for the three months ended June 30, 2015 as compared to $2.0 million for the three months ended June 30, 2014 primarily due to a reduction in rent expense due to the reversal of a previously recorded liability for a leased space we no longer occupy and are no longer liable for.

Non-operating expense

	Three months ended June 30,
	2015	2014	Change

Non-operating income (expense)	$(68)	$3,281	$(3,349)

Our non-operating expense amounted to $0.1 million during the three month period ended June 30, 2015 compared with a non-operating income of $3.3 million during the three month period ended June 30, 2014. Our non-operating expense for the three months ended June 30, 2015 consisted primarily of interest expense relating to our senior secured term loan with MidCap Financial Trust (“MidCap”). The non-operating income for the three months ended June 30, 2014 was mainly due to the revaluation as of June 30, 2014, of the March 2014 Warrants, issued in connection with the March 2014 Financing. On August 13, 2014, pursuant to an amendment agreement, the Company and all of the holders of March 2014 Warrants agreed to amend and restate the March 2014 warrants to remove all anti-dilution provisions. As a result of the removal of the anti-dilution provision, the Company was no longer required to fair value and mark to market the warrants each reporting period and no derivative liability expense has been recorded for the three months ended June 30, 2015.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenues

	Six months ended June 30,
	2015	2014	Change

Revenue	$-	$2	$(2)

We recorded no revenue during the six months ended June 30, 2015. Revenue for the six months ended June 30, 2014 consisted of government grants and royalties on licensed patents.

Research and development expense

	Six months ended June 30,
	2015	2014	Change

Research and development	$2,277	$1,324	$953

Research and development expense increased by $1.0 million during the six-month period ended June 30, 2015 to $2.3 million compared with $1.3 million during the six-month period ended June 30, 2014. The increase was mainly due to an increase in outsourced manufacturing and consulting costs related to our planned Phase II clinical trials. Our research and development effort has been focused on the development of bertilimumab, anti-Ferritin mAb and NanomAbs. We have made substantial investments in research and development and we will need to make additional investments in research and development to further advance our products and clinical development.

General and administrative expense

	Six months ended June 30,
	2015	2014	Change

General and administrative	$3,984	$4,576	$(592)

General and administrative expense decreased by $0.6 million, during the six month period ended June 30, 2015 to $4.0 million, compared with $4.6 million during the six month period ended June 30, 2014 primarily due to a reduction in rent expense due to the reversal of a previously recorded liability for a leased space we no longer occupy and are no longer liable for.

Non-operating expense

	Six months ended June 30,
	2015	2014	Change

Non-operating expense	$(172)	$1,379	$(1,551)

Our non-operating expense amounted to $0.2 million during the six month period ended June 30, 2015 compared with a non-operating income of $1.4 million during the three month period ended June 30, 2014. Our non-operating expense for the three months ended June 30, 2015 consisted primarily of interest expense relating to the senior secured term loan. The non-operating income for the six months ended June 30, 2014 was mainly due to the revaluation of March 2014 warrants as of June 30, 2014, issued in connection with the March 2014 Financing. On August 13, 2014, pursuant to an amendment agreement, the Company and all of the holders of March 2014 Warrants agreed to amend the March 2014 warrants to remove all anti-dilution provisions. As a result of the removal of the anti-dilution provision, the Company was no longer required to fair value and mark to market the March warrants each reporting period and no derivative liability expense has been recorded for the six months ended June 30, 2015.

Liquidity and Capital Resources

Our ability to continue as a “going concern” is dependent on a combination of several of the following factors: our ability to generate revenues and raise capital, the exercise in cash of warrants by holders and access to an established credit line. We have limited capital resources and our operations, and have been funded by the proceeds of equity and debt financings.

We have incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. As of June 30, 2015, we had a working capital deficit of $5.9 million. At June 30, 2015, the Company had an accumulated deficit of $52.3 million. For the six months ended June 30, 2015, the Company had a loss from operations of $8.2 million. Management believes existing cash at June 30, 2015, along with the $13.5 million financing gross proceeds completed in July 2015, additional $3.0 million expected to be received from Discover upon effective “resale” registration statement and stockholders approval, along with the $5.0 million revolving line of credit the Company obtained from Melini in April 2014, which may become available to the Company within four weeks of an official request is sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for at least the next eighteen months. We will require additional financing in fiscal 2017 in order to continue at our expected level of operations. If we fail to obtain needed capital, we will be forced to delay, scale back, partner out or eliminate some or all of our research and development programs, which could result in an impairment of our intangible assets and a material adverse impact on our financial condition.

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

	As of June 30, 2015	As of December 31, 2014	Change

Cash and cash equivalents	$1,397	$6,767	$(5,370)
Working capital deficit	$(5,933)	$(530)	$5,403
Notes and loans payable, current portion	$(2,443)	$(2,011)	$432

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. During 2014, we raised a total of $22.5 million mainly in a private placement with institutional investors in March 2014, followed by a public offering in November 2014. We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. As an alternative source of liquidity, we are exploring acquisition opportunities, which would be dilutive to our existing stockholders. In addition, we may pursue a financing. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow.

We have devoted substantially all of our cash resources to research and development programs and incurred significant general and administrative expenses to enable us to finance and grow our business and operations. To date, we have not generated any significant revenues and may not generate any such revenue for a number of years, if at all. We have an accumulated deficit of $52.8 million as of June 30, 2015 and we anticipate that we will continue to incur operating losses in the near future.

	Six months ended June 30,
	2015	2014	Change

Net cash used in operating activities	$(4,422)	$(6,462)	$2,040
Net cash (used in) provided by investing activities	$(67)	$26	$93
Net cash (used in) provided by financing activities	$(881)	$9,566	$(10,447)

Operating Activities

Net cash used in operating activities for the six-month period ended June 30, 2015 was $4.4 million compared with net cash used in operating activities of $6.5 million for the six-month period ended June 30, 2014. The net cash used in operating activities in the six months ended June 30, 2015, exclusive of changes in operating assets and liabilities, was $4.5 million; the net loss of $6.4 million included non-cash charges for stock based compensation of $1.7 million and depreciation and amortization of $0.2 million. The cash used in operating activities in the first six months ended June 30, 2014, exclusive of changes in operating assets and liabilities, was $1.4 million; the net loss of $4.5 million included non-cash charges for stock based compensation of $2.9 million, derivative liability income of $2.0 million due to the revaluation as of June 30, 2014 of the March 2014 Warrants issued in connection with the March 2014 Financing.

Cash provided by changes in operating assets and liabilities in the six months ended June 30, 2015 was $0.1 million primarily due to the increase in accounts payable of $1.7 million, offset by decreases in accrued liabilities of $1.6 million. Cash provided by changes in operating assets and liabilities in the six months ended June 30, 2014 was $3.5 million, principally due to the decrease in the level of accounts payable of $1.9 million, decrease in accrued liabilities of $1.1 million and a decrease in due to related parties of $0.3 million.

Investing Activities

During the six month period ended June 30, 2015, our net cash used in investing activities amounted to $67 and included the acquisitions of office equipment and a decrease in our restricted cash. During the six month period ended June 30, 2014, our net cash provided by investing activities of $26 included the cost of secondary patents acquired from MabLife of $0.1 million, offset by a decrease of $0.2 million in our restricted cash which is mainly due to repayment of interest on our secured term loan.

Financing Activities

During the six months ended June 30, 2015, our net cash used in financing activities of $0.9 million is primarily due to repayment of loans of $1.0 million, offset by proceeds from the exercise of options and warrants of $0.1 million. During the six months ended June 30, 2014, our net cash provided by financing activities of $9.6 million consisted of cash provided by the March 2014 financing of $10.2 million, issuance of short-term loan of $0.3 million offset by repayment of loans of $0.8 million and a decrease in deposits for future financing of $0.1 million.

Senior Secured Term Loan

In connection with the Merger with Epicept Corporation, which occurred on August 25, 2013, the Company assumed a senior secured term loan, collateralized by substantially all assets of the Company, from MidCap.  In conjunction with the financing transactions, on July 29, 2015, the Company paid off the Midcap $2.1 million senior secured term loan (see Note 13). The Company has classified the senior secured term loan in current liabilities as of June 30, 2015.  In addition, the Company paid early termination fees of $0.5 million in connection with the repayment of the senior secured term loan in July 2015, which will be recorded in July 2015.  Interest expense recognized for the senior secured term loan was $0.1 million and $0.2 million, respectively for the three and six months ended June 30, 2015 and was $0.1 million for the three and six months ended June 30, 2014.

MabLife Notes Payable

In March 2012, we acquired from MabLife S.A.S. (“Mablife”), through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $0.6 million payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) with agreement date present value of $0.4 million using an interest rate of 12%; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife, if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. $60 was paid upon execution of agreement in April 2012.  Remaining payments of $0.12 million per year are due in 2015 through 2017.

In February 2014, we acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As full consideration for the secondary patent rights, we will pay a total of $0.15 million, of which $15 was paid in 2014 and $25 will be paid on the first through fourth anniversary of the agreement and an additional $35 which includes interest of $15 on the fifth anniversary of the agreement. Interest expense recognized on the first and secondary patents for the three months ended June 30, 2015 and 2014, aggregated to $0 and $76 respectively and $4 and $0.15 million for the six months ended June 30, 2015 and 2014, which included amortization of the debt discount of $9 and $23 respectively. As a result of the purchase of the patent rights, the Company recorded an intangible asset of $0.5 million (see Note 4).

In the first quarter of 2015, MabLife informed the Company that it has filed for bankruptcy. The Company is considering its options relating to the MabLife assignment agreement.

Revolving Line of Credit

In April 2014, we entered into a three-year, $5.0 million revolving line of credit with Melini, an existing stockholder, who is related to the Chairman of our board of directors. Borrowings under this line of credit incur interest at a rate of 12% per year, payable quarterly. Any amounts borrowed under the line of credit become due upon the maturity date of April 7, 2017. This facility is unsecured and subordinated to our senior secured term loan. Additionally, either party has the right to terminate this line upon completion of a capital raise in excess of $5.0 million. The November 2014 financing exceeded $5.0 million, however Melini did not terminate the revolving line of credit. The revolving line of credit is available to us within up to four weeks from an official request. On April 14, 2015, the revolving line of credit was amended and extended to provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, and (ii) the completion of a new capital raise in excess of $5.0 million. To date, no amounts were drawn under this revolving line of credit. The revolving line of credit has been further amended upon the completion of the July 29, 2015 financing in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015, Melini agreed to extend the revolving line of credit until September 30, 2015 and extend the revolving line of credit thereafter on a quarterly basis upon Melini’s consent.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is assessing the impact of this standard on the consolidated financial statements.

Off-Balance Sheet Arrangement

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under rules of the Securities and Exchange Commission.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those policies during the six months ended June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the six months ended June 30, 2015, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weaknesses described in our 2014 Annual Report on Form 10-K.

•	In January 2015, Gad Berdugo became our Chief Financial Officer. Mr. Berdugo has extensive experience in accounting and finance, and pharmaceutical and biotechnology experience.

•	In April 2015, we have hired a senior level Controller with expertise in applying complex accounting and financial reporting and disclosure rules required under U.S. GAAP and SEC reporting regulations.

•	The Company has begun the process of moving its accounting and financial reporting from Israel to the United States.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. During the six months ended June 30, 2015, in connection with the trial, we incurred approximately $0.4 million of legal costs, which were settled in cash, and 116,594 shares of stock, which are included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2015. The Company issued an additional 40,000 shares on April 1, 2015 with a fair value of $70 to settle current outstanding legal costs. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. No ruling has been made by the court on plaintiff’s motion.

In October 2014, the Company has received a written demand from a former lender (“Lender”), for $9.1 million which is based on an agreement with Immune Ltd., from 2011, relating to a loan of $0.3 million, which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. The Company currently estimates that its future loss would range between $0.3 million (as accrued for) to $1.0 million, which if determined to be payable to Lender, the Company believes would be likely settled in equity. The Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter will be initiated.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the risk factors below and the risk factors included in our Annual Report on Form 10-K, you should carefully consider the other risks highlighted elsewhere in this report or in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial position and results of operations.

In the event that we elect to pay dividends or conversion premiums related to our outstanding Series D convertible preferred stock in the form of common stock instead of cash, our existing stockholders could be diluted.

Although the up to $12.0 million of Series D convertible preferred stock represents only the issuance of 4.8 million shares of common stock at a $2.50 fixed conversion price, we may decide to pay the dividends or conversion premiums in the form of common stock instead of cash.  To the extent we issue shares of common stock in payment of the conversion premiums, or elect to pay dividends on the Series D Preferred Stock in the form of our common stock, rather than cash, such issuances could significantly dilute the ownership interests of existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2015, we issued to consultants an aggregate of 49,286 shares of common stock for services performed.

On April 24, 2015, we issued to a consultant 25,000 shares of common stock for services performed during the month.

On May 1, 2015, we issued to a consultant 5,000 shares of common stock for services performed during the month.

On June 1, 2015, we issued to a consultant 5,000 shares of common stock for services performed during the month.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Designations of Preferences, Rights and Limitations of Series D Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).

4.1	Form of Warrant (July 16, 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2015).

4.2	Form of Warrant to be issued to Hercules Technology Growth Capital, Inc. (July 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).

10.1	Memorandum of Understanding with Yissum Research Development Company of The Hebrew University of Jerusalem Ltd., dated June 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2015).

10.2	Research and License Agreement, dated as of June 25, 2015, by and between Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. and Immune Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2015).

10.3	Amendment, by and between Immune Pharmaceuticals Inc. and Endo Pharmaceuticals Inc., dated July 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015).

10.4	Form of Securities Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July17, 2015).

10.5	Loan and Security Agreement, dated July 29, 2015, by and among Immune Pharmaceuticals Inc. and Immune Pharmaceuticals USA Corp., Immune Pharmaceuticals Ltd., as guarantor, and Hercules Technology Growth Capital, Inc., as agent for itself and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).

10.6	Stock Purchase Agreement, dated as of July 28, 2015, by and between Immune Pharmaceuticals Inc. and the investor named therein (registered direct offering) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).

10.7	Stock Purchase Agreement, dated as of July 28, 2015, by and between Immune Pharmaceuticals Inc. and the investor named therein (private placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).

10.8	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.
** Furnished herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Daniel G. Teper
Daniel G. Teper
Chief Executive Officer (Principal Executive Officer)
August 14, 2015

By:	/s/ Gad Berdugo
Gad Berdugo
Chief Financial Officer –Executive VP Finance and Administration, Secretary (Principal Financial Officer and Principal Accounting Officer)
August 14, 2015

