Form 10-Q
period 2015-09-30
IMMUNE PHARMACEUTICALS INC
filed 2015-11-16
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 11, 2015,30,280,739 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$8,956	$6,767
Restricted cash	70	21
Other current assets	288	99
Total current assets	9,314	6,887
Property and equipment, net	56	41
In-process research and development acquired	27,500	27,500
Intangible assets, net	3,187	3,415
Security deposits	199	21
Total assets	$40,256	$37,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,248	$1,243
Accrued expenses	1,526	4,133
Due to related parties	-	30
Derivative financial instruments, warrants	192	-
Notes and loans payable, current portion, net of discount	391	2,011
Total current liabilities	3,357	7,417
Grants payable	465	469
Notes and loans payable, net of current portion and debt discount	3,271	1,564
Series D preferred stock derivative liability	7,646	-
Deferred tax liability	10,870	10,870
Total liabilities	25,609	20,320

Series D preferred stock, net of discount, par value $0.0001, 12,000 shares authorized, 1,263 shares issued and 1,163 shares outstanding as of September 30, 2015 and 0 shares issued and outstanding as of December 31, 2014	2,082	-
Commitments and contingencies
Stockholders’ Equity
Series C preferred stock, par value $0.0001; 15,000 shares authorized, 4,320 shares available for issuance, 10 and 2,832 shares issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	3	821
Undesignated preferred stock, par value $0.0001; 5,000,000 shares authorized, 4,973,000 shares available for issuance, none issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value; authorized 225,000,000 shares; 28,907,278 and 23,975,358 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	68,980	62,550
Accumulated deficit	(56,421)	(45,829)
Total stockholders’ equity	12,565	17,544
Total liabilities and stockholders’ equity	$40,256	$37,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Licensing and other revenue	$-	$-	$-	$2

Costs and expenses:
Research and development	1,127	2,690	3,404	4,014
General and administrative	2,227	3,718	6,211	8,294
Total costs and expenses	3,354	6,408	9,615	12,308
Loss from operations	(3,354)	(6,408)	(9,615)	(12,306)

Non-operating income (expense):
Interest expense	(197)	(102)	(363)	(370)
Change in fair value of derivative instruments –loss	(141)	(2,322)	(141)	(478)
Loss on extinguishment of debt	(465)	-	(465)	-
Warrant amendment expense	-	(3,145)	-	(3,145)
Other expense, net	(3)	36	(8)	(161)
Total non-operating expense	(806)	(5,533)	(977)	(4,154)
Net loss before income taxes	(4,160)	(11,941)	(10,592)	(16,460)
Income tax expense	-	-	-	—
Net loss	$(4,160)	$(11,941)	(10,592)	(16,460)
Series C preferred dividend	(7)	(38)	(121)	(314)
Deemed dividend	(5,363)	(172)	(5,363)	(616)
Net loss attributable to common stockholders	$(9,530)	$(12,151)	$(16,076)	$(17,390)
Basic and diluted net loss per common share	$(0.35)	$(0.73)	$(0.63)	$(1.67)

Weighted average number of common stock outstanding used in computing net loss per common share:
Basic and diluted net loss per common share:	27,418,854	16,708,396	25,490,630	10,390,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Preferred C Shares		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	2,832	$821	23,975,358	$2	$62,550	$(45,829)	$17,544

Exercise of options	-	-	388,052	-	143	-	143
Conversion of Series C preferred stock inclusive of accrued dividends	(546)	(158)	389,281		214	-	56
Accrued dividend for Series C preferred stock					(121)		(121)
Series C preferred stock exchange	(2,276)	(660)	2,232,929	1	942	-	283
Conversion of Series D preferred shares to common stock and accretion of deemed dividend			1,163,189		805	-	805
Share-based compensation	-	-	414,399	-	2,635	-	2,635
Shares issued to settle liabilities	-	-	290,594	-	538		538
Shares issued for financing costs			53,476	-	100	-	100
Warrants issued in connection with debt financing	-	-	-	-	416	-	416
Warrants issued in connection with Series D preferred stock financing					758	-	758
Net loss	-	-	-	-	-	(10,592)	(10,592)
Balance at September 30, 2015	10	$3	28,907,278	$3	$68,980	$(56,421)	$12,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,592)	$(16,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242	250
Share-based compensation	2,635	5,457
Common shares issued for services	280	-
Derivative liability expense	141	478
Warrant amendment expense	-	3,145
Amortization of debt discount	71	33
Changes in operating assets and liabilities:
Increase in other current assets	(90)	(45)
Increase in security deposits	(177)	-
(Decrease) increase in accounts payable	7	(2,495)
Decrease in due to related parties	(30)	(469)
Decrease in accrued expenses	(2,340)	(378)
Decrease in long term grants payable	(4)	(27)
Net cash used in operating activities	(9,857)	(10,511)
Cash flows from investing activities:
(Increase) decrease in restricted cash	(49)	139
Purchase of property and equipment	(31)	(24)
Net cash (used in) provided by investing activities	(80)	115
Cash flows from financing activities:
Proceeds from Series D Preferred issuance	12,000	-
Payment of fees in connection with Series D Financing	(764)	-
Proceeds from issuance of shares, net of issuance costs	-	2,384
Proceeds received from exercise of options	143	251
Proceeds from July 2015 debt financing	4,500	-
Payment of fees in connection with July 2015 debt financing	(556)	-
Proceeds received from March 2014 financing	-	10,171
Proceeds received from deposits for future financing	-	(500)
Repayment of loans	(3,197)	(1,025)
Net cash provided by financing activities	12,126	11,281
Increase in cash and cash equivalents	2,189	885
Cash and cash equivalents at beginning of period	6,767	49
Cash and cash equivalents at end of period	$8,956	$934

Supplemental disclosure of cash flow information:
Cash paid for interest	$271	$333
Supplemental disclosure of non-cash financing activities:
Accrued dividends on Series C Preferred Stock	121	314
Dividends settled in common stock	340	-
Conversion of Series C Preferred Stock into common stock	818	-
Reclassification of March 2014 warrants from liability to equity	-	10,202
Reclassification of Series C Preferred Stock due to amendment	-	1,206
Services expensed and accrued in 2014 and settled in common stock in 2015	258	-
Stock issued for future financing services	100	-
Offset of debt in March 2014 financing	-	329
Amendment of Series C Preferred Stock	-	1,887
Warrants issued to Series D Preferred Stock placement agents	758	-
Warrants issued to July 2015 debt financings placement agent	731	-
Series D Preferred Stock original issue discount	630
Intangible acquired with note payable	-	111
Deemed dividend	5,363	616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business

Organization and Description of Business

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune”, “we”, “us”, “our” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development and commercialization of novel targeted therapeutics in the fields of immuno-inflammation and immuno-oncology. The Company favors a precision medicine approach to treatment, with patient selection and companion diagnostics. The Company’s product candidates pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, a key regulator of immuno-inflammation based on the use of biomedicine in clinical development for ulcerative colitis and bullous pemphigoid, topical nano-formulated cyclosporin-A for the treatment of atopic dermatitis (eczema) and psoriasis and NanomAbs® a technology platform that allows the targeted delivery of cancer drugs. The Company continues to review opportunities relating to the Company’s non-core assets with a focus on AmiKetTM, a late stage clinical candidate for the treatment of neuropathic pain.

On November 9, 2015, the Company announced that U.S. Food and Drug Administration (“FDA”) has cleared an Investigational New Drug (“IND”) application in the U.S. to allow the Company’s recruiting for its Phase II clinical trials with bertilimumab, for the treatment of bullous pemphigoid (“BP”), a rare autoimmune skin disease known to have increased eotaxin-1 levels in serum and blister fluids.

Note 2 – Liquidity and Financial Condition

The Company’s operations have been directed primarily toward developing its licensed technologies. The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its cash resources to research and development programs and general and administrative expenses, and to date it has not generated any significant revenues. The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to raise capital, the potential exercise for cash of warrants held by existing warrant holders, our ability to monetize assets, receipt of grants and access to an established credit line. The Company has limited capital resources and its operations have been funded by the proceeds of equity and debt financings.

On July 29, 2015, the Company announced that we have secured financings of up to $21.5 million through two financing agreements. The first, with Hercules Technology Growth Capital, Inc. ("Hercules"), for a term loan of $4.5 million (“Hercules Loan”) with the option to draw down additional capital of up to $5.0 million prior to June 15, 2016, subject to achieving certain clinical milestones and other conditions. The second agreement, with mutual fund Discover Growth Fund (“Discover”), for the sale to Discover of newly created Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) for up to $12.0 million in gross proceeds to the Company. In July 2015, we received $13.5 million in gross proceeds: $9.0 million from Discover and $4.5 million from Hercules, following the execution of the two agreements. On September 29, 2015, pursuant to the Stock Purchase Agreement with Discover and upon the satisfaction of the closing conditions included therein, we issued and sold 316 shares of our Series D Preferred Stock for a total gross proceeds of $3.0 million, which the Company received on September 29, 2015. In addition, the Company has access to a $5.0 million revolving line of credit, which is available to the Company within four weeks from an official request (see Notes 8, 11 and 14). From the proceeds of the July 2015 financings, the Company repaid the MidCap Financial Trust (“MidCap”) $2.1 million senior secured term loan and early termination fees of $0.5.

The Company has incurred net losses each year since its inception. As of September 30, 2015, the Company had positive working capital of $6.0 million and an accumulated deficit of $56.4 million. For the nine months ended September 30, 2015, the Company had a loss from operations of $9.6 million and cash used in operations of $9.9 million.

Management believes the existing cash and cash equivalents at September 30, 2015 of $9.0 million, together with the $5.0 million available under the revolving line of credit for a total of $14.0 million is sufficient to fund its operations for the next twelve months. The Company will require additional financing in fiscal 2016 in order to continue at its expected level of operations. There is no assurance the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2016. If the Company fails to obtain needed capital, the Company may be forced to delay, scale back or eliminate some or all of its research and development programs, which could result in an impairment of its intangible assets and a material adverse impact on its financial condition. Based on the current liquidity level, the Company has enough funding to ensure funding of the core R&D program which includes bertilimumab for the treatment of ulcerative colitis (“UC”) and bullous pemphigoid (“BP”). Any additional discretionary spending may be subject to the company’s liquidity at that time. The Company has previously received grants in the U.S. and Israel and may receive additional grant funding in 2016.

Note 3 - Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Immune and its wholly-owned subsidiaries: Immune Pharmaceuticals Ltd., Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc. (closed October 2015), Cytovia, Inc. (closed October 2015) and EpiCept GmbH (closed January 2015). All material inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2014 filed with the SEC on April 15, 2015. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include impairment and useful life of long-lived assets (including intangible assets and in-process research and development (“IPR&D”)), the fair value of equity instruments recorded as derivative liabilities, valuation of options and warrants, and income tax reserves and valuation allowance. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has early adopted this standard effective the third quarter of 2015 in conjunction with the closing of the Hercules Loan and recorded $1.3 million of debt issuance costs as a debt discount which will be amortized over the term of the Hercules Loan and recorded interest expense of $62,000 for the three months ended September 30, 2015, relating to the amortization of the debt discount (see Note 8).

Note 4 - Intangible Assets

The Company’s intangible assets consist of licenses and patents relating to the Company’s bertilimumab, NanomAbs and AMB8LK technologies and were determined by management to have a useful life between seven and fifteen years.

The value of the Company’s intangible assets as of December 31, 2014, and September 30, 2015 is summarized below (in thousands):

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Total
Balance as of December 31, 2014	$1,920	$521	$521	$453	$3,415
Amortization expense	(125)	(35)	(35)	(33)	(228)
Balance, September 30, 2015	$1,795	$486	$486	$420	$3,187

Gross asset value	$2,509	$694	$700	$547	$4,450
Accumulated amortization	(714)	(208)	(214)	(127)	(1,263)
Balance, September 30, 2015	$1,795	$486	$486	$419	$3,187

Amortization expense amounted to $0.1 million for both the three months ended September 30, 2015 and 2014, and $0.2 million for both the nine months ended September 30, 2015 and 2014.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at September 30, 2015 is as follows (in thousands):

Period Ending December 31,	Amount
2015 (3 months)	$76
2016	305
2017	305
2018	305
2019	305
2020	305
Thereafter	1,586
Total	$3,187

Note 5- Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Professional fees	$646	$1,934
Franchise taxes payable	108	36
Salaries and employee benefits	30	488
Rent	68	631
Financing costs	232	287
Accrued dividend on Series C Preferred Stock	32	256
Provision for a claim (see Note 13)	300	300
Other	110	201
Total	$1,526	$4,133

Note 6- Derivative Financial Instruments

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp. entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. to borrow $4.5 million with a Company option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and satisfaction of certain other conditions. In connection with the Hercules Loan, the Company has issued to Hercules a five-year warrant to purchase an aggregate of 214,853 shares of its common stock (or 279,412 shares if the Company closes on the additional $5.0 million), at an exercise price of $1.70 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date (the “Hercules Warrants”) (see Note 8).

The Company accounts for derivative financial instruments in accordance with ASC 815-40, “Derivative and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Hercules Warrants are classified as liability instruments due to an anti-dilution provision that provides for a reduction to the exercise price of the Hercules Warrants if the Company issues additional equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect.

The Company determined the fair value of the Hercules Warrants of $0.3 million on July 29, 2015 using the Binomial Lattice pricing model and recorded that amount as part of debt issuance costs in the condensed consolidated balance sheets since considered as part of the cost of the financing which will be amortized over the life of the loan using the effective interest method. The Hercules Warrants are re-measured at each balance sheet date until the expiration of the anti-dilution provision on January 28, 2016. Changes in estimated fair value are recorded as non-cash valuation adjustments within non-operating income (expense) in the Company’s accompanying condensed consolidated statements of operations.  The fair value of the Hercules Warrants as of September 29, 2015 was $0.2 million and the Company recorded a gain on the change in the estimated fair value of the Hercules Warrants of $0.1 million for the three months ended September 30, 2015, which is recorded in non-operating income (expense) in the condensed consolidated statements of operations.

The conversion premium and the dividends associated with the Series D Preferred Stock contain an anti-dilution feature within the dividend rate, which fluctuates inversely to the changes in the value of the Company’s stock price. The conversion premium and dividends with the noted features are redeemed upon conversion of the Preferred Stock.  Company’s management analyzed the conversion premium and dividends with the noted features and determined that they require liability treatment. Accordingly, the conversion premium and the dividends have been bifurcated from the Redeemable Preferred Stock. Initial and subsequent measurement of this derivative liability will be at fair value, with changes in fair value recognized in earnings on a quarterly basis. The Company calculated the fair value of the total derivative liability of $8.0 million at inception of the two tranches of the Series D Preferred Stock issued to Discover, which have been recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheet since redemption is not currently deemed to be probable (no current expectation of liquidation). A proportionate amount of the derivative liability that was recorded at inception of each tranche of the issuance of the Series D Preferred Stock will be reflected as a deemed dividend as the conversions occur. The Discover derivative liability was reduced by $0.6 million upon the Series D Preferred Stock conversion during the current quarter. The Company recorded a loss on the change in the estimated fair value of the derivative liability of $0.3 million for the three months ended September 30, 2015, which is recorded in non-operating income (expense) in the condensed consolidated statements of operations. The fair value of the Discover derivative liability of September 30, 2015 was $7.6 million (see Note 11).

The Company's derivative instruments as of September 30, 2014 included warrants issued in March 2014 (the “March 2014 Warrants”), which were recorded as a liability at fair value, and were revalued at each reporting date (until the amendment of the March 2014 Warrants on August 13, 2014), with changes in the fair value of the instruments included in the condensed consolidated statements of operations as non-operating income (expense). Until its amendment on August 13, 2014, the March 2014 Warrants were valued using the Monte-Carlo simulation (as these warrants included down-round protection clauses). The Company recorded a loss on a change in the estimated fair value of the March 2014 Warrants of $2.3 million and $0.5 million for the three and nine months ended September 30, 2014 in connection with the reevaluation of the March 2014 Warrants. In addition, the Company recorded a loss of $3.1 million for the three and nine months ended September 30, 2014 in connection with the amendment of March 2014 Warrants.

The Hercules Warrants were valued using the Binomial Lattice options pricing model. The March 2014 Warrants were valued using the Monte-Carlo simulation.  The assumptions used at September 30, 2015 and August 13, 2014 is as follows:

	September 30, 2015	As of August 13, 2014
Fair value of common stock	$1.18	$4.11
Expected life (in years)	0.33	2.03-2.08
Risk-free interest rate	1.33%	0.46%-0.52%
Expected volatility	93.16%	74.8%
Dividend yield	0.00%	0.00%

Expected volatility is based on analysis of the Company’s volatility, as well as the volatilities of guideline companies. The risk free interest rate is based on the U.S. Treasury security rates for the remaining term of the warrants at the measurement date. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

The Series D Preferred Stock derivative liability was valued using the Binomial Lattice options pricing model. The assumptions used at September 30, 2015 are as follows:

September 30, 2015
Fair value of Series D Preferred Stock	$6,574
Conversion price	$2.50
Dividend period (in years)	6.50
Dividend yield	15.00%

Note 7- Fair Value Measurements

Financial Instruments and Fair Value

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are described below:

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

The financial instruments recorded in the Company’s condensed consolidated balance sheets consist primarily of cash and cash equivalents, restricted cash and accounts payable. The carrying amounts of the Company’s cash and cash equivalents and accounts payable approximate fair value due to their short-term nature. The fair value of our debt approximates its carrying value due to their variable interest rates, which are indexed to market, market conditions and variability in pricing from multiple lenders and term of debt.

In estimating the fair value of the Company’s derivative liabilities, the Company used the Binomial Lattice options pricing model at inception and on each subsequent valuation date. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2015 (in thousands). The Company had no assets and liabilities that were measured at fair value as of December 31, 2014.

	As of September 30, 2015	Fair Value Hierarchy at September 30, 2015
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Liabilities:
Series D Preferred Stock Derivative Liability	$7,646	$-	$		$7,646
Derivative liability related to Hercules Warrants	$192	$-		$-	$192

The following table sets forth a summary of changes in the estimated fair value of the Company’s Hercules Warrant liability for the period from January 1, 2015 through September 30, 2015:

Fair Value Measurements of Hercules Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2015	—
Warrants issued with July 2015 debt financing	$315
Change in estimated fair value of liability classified warrants	(123)
Balance at September 30, 2015	$192

The following table sets forth a summary of changes in the estimated fair value of the Company’s Series D Preferred Stock derivative liability for the period from January 1, 2015 through September 30, 2015:

Fair Value Measurements of Series D Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2015	—
Series D Preferred Stock derivative liability at inception- July 28, 2015 ($9 million financing)	$5,930
Series D Preferred Stock derivative liability at inception- September 29, 2015 ($3 million financing)	2,077
Change in estimate fair value of Series D Preferred Stock derivative liability	264
Series D Preferred Stock conversions	(625)
Balance at September 30, 2015	$7,646

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820 (see Note 11).

Note 8 - Notes and Loans Payable

The Company is party to loan agreements as follows, net of discount (in thousands):

	September 30, 2015	December 31, 2014
Loan and security agreement (1)	3,275	-
Senior secured term loan (2)	$-	$3,166
Note payable (3) (4)	387	409
Total notes and loans payable	$3,662	$3,575

Notes and loans payable, current portion	$391	$2,011
Notes and loans payable, long-term	$3,271	$1,564

Future repayments under the Company’s existing loan agreements consist of the following (in thousands):

Period Ending December 31,	Amount
2015 (October –December 31)	-
2016	1,451
2017	1,920
2018	1,496
2019	20
Total	$4,887

Loan and Security Agreement (1)

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp. entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules to borrow $4.5 million with a Company option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and other conditions. The Company will not record the additional $5.0 million loan availability as a liability until the cash is received due to its contingent nature. The Hercules Loan’s maturity date is September 1, 2018 and includes a nine month interest-only payment period following the closing in which escalating principal payments of $0.1 million per month will begin on April 1, 2016.

The Loan Agreement includes customary representations, warranties and restrictive covenants, including certain restrictions on the Company’s ability to incur liens and indebtedness.  In connection with the Loan, the Company has issued to Hercules a five-year warrant to purchase an aggregate of 214,853 shares of its common stock (or 279,412 shares if the Company closes on the additional $5.0 million), at an exercise price of $1.70 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date. The Company determined the fair value of the Hercules Warrants of $0.3 million on July 29, 2015 using the Binomial Lattice pricing model and recorded that amount as part of debt issuance costs in the condensed consolidated balance sheets since considered as part of the cost of the financing. The fair value of the Hercules Warrants as of September 30, 2015 was $0.2 million and the Company recorded a gain on the change in the estimated fair value of the Hercules Warrants of $0.1 million for the three months ended September 30, 2015 which is recorded in non-operating income (expense) in the condensed consolidated statements of operations.

The Loan Agreement is collateralized by a first priority perfected security interest in all tangible and intangible assets of the Company and its subsidiaries, senior to all indebtedness. The interest rate on the Hercules Loan is calculated at the greater of 10% or the prime rate plus 5.25%. The Hercules Loan may be prepaid by the Company at any time, subject to certain prepayment penalties.  Hercules may convert up to $1.0 million of the loan in any subsequent institutionally led Company financing on the same terms, conditions and pricing of such subsequent financing. This option to convert would be at the then fair value, as it will be at the same term and pricing as the new investors, therefore it is deemed to have minimal value.

The Loan Agreement includes an end of term charge of $0.5 million payable on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that Borrower prepays the outstanding Secured Obligations in full, or (iii) the date that the Secured Obligations become due and payable in full (as defined in the Loan Agreement). The Company will accrue this charge as of each reporting period accruing up to the $0.5 million charge over the 37-month term of the Loan Agreement because this charge is a cost of the debt and the Company is obligated to make this payment in the future. For the three months ended September 30, 2015, the Company recorded a charge of $24,000, which has been recorded in non-operating income (expense) in the condensed consolidated statements of operations.

The placement agent for the Loan Agreement received $0.3 million upon the closing of the Hercules Loan and warrants to purchase an aggregate of 350,000 shares of common stock, at an exercise price of $1.78 per share, exercisable commencing six months following the issuance date and ending five years following the issuance date. The Company valued the warrants issued to the Hercules placement agent using the Black-Scholes options-pricing model and calculated a fair value of $0.4 million on the date of grant, which has been recorded as part of the debt issuance costs.

The Company early adopted ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs and recorded debt issuance costs of $1.3 million relating to placement agent fees, legal fees, closing costs and the fair value of the placement agent warrants as a debt discount in the consolidated balance sheet as of September 30, 2015. ASU 2015-03 requires the use of the effective interest method for the amortization of the debt discount. The Company will amortize the debt discount costs over the term of the Loan, which expires on September 1, 2018. The Company has recorded interest expense of $62,000 for the three months ended September 30, 2015, relating to the amortization of the debt discount, which is recorded in non-operating income (expense) in the condensed consolidated statements of operations. Interest expense for the Loan Agreement was $39,000 for the three months ended September 30, 2015.

The net proceeds of the Loan Agreement and the Stock Purchase Agreements with Discover (see Note 11) are intended to be used to finance clinical trials, other research and development expenditures, and for general corporate purposes, including working capital. The Company also repaid the MidCap Financial Trust (“MidCap”) $2.1 million senior secured term loan (see Note 8- footnote 2 below) from the proceeds of the financings plus prepayment fees of $0.5 million, which was recorded in non-operating income (expense) as a loss on the extinguishment of debt in the condensed consolidated statement of operations.

Senior Secured Term Loan (2)

In connection with the merger with Epicept Corporation, which occurred on August 25, 2013, the Company assumed a senior secured term loan, collateralized by substantially all assets of the Company, from MidCap.  In conjunction with the July 2015 financing transactions, the Company repaid the MidCap $2.1 million senior secured term loan and paid early termination fees of $0.5 million in connection with the repayment of the senior secured term loan which was recorded as loss on extinguishment of debt in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015.  Interest on the MidCap senior secured loan was 11.50% percent per year. Interest expense recognized for the senior secured term loan was $21,000 and $0.2 million, respectively for the three and nine months ended September 30, 2015 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively.

MabLife Notes Payable (3)

In March 2012, the Company acquired from MabLife S.A.S. (“MabLife”), through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences and its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $0.6 million payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement), and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. The Company is required to assign the foregoing rights back to MabLife, if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. Remaining payments of $0.1 million per year are due each year in 2015 through 2017.

In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As a full consideration for the secondary patent rights, the Company will pay a total of $150,000 of which $15,000 was paid in 2014 and $25,000 will be paid on the first through fourth anniversary of the agreement and an additional $35,000 on the fifth anniversary of the agreement. Interest expense recognized on the first and secondary patents for the three months ended September 30, 2015 and 2014, aggregated to $0 and $28,000 respectively, and $4,000 and $28,000 for the nine months ended September 30, 2015 and 2014, respectively, which included amortization of the debt discount of $4,000 and $28,000 respectively. As a result of the purchase of the patent rights, the Company recorded an intangible asset of $0.5 million (see Note 4).

In the first quarter of 2015, MabLife informed the Company that it has filed for bankruptcy. The Company is considering its options relating to the MabLife assignment agreement.

Revolving Line of Credit (4)

In April 2014, the Company entered into a three-year, $5.0 million revolving line of credit with Melini Capital Corp. (“Melini”), an existing stockholder, who is related to the Chairman of the board of directors. Borrowings under this revolving line of credit incur interest at a rate of 12% per year, payable quarterly. Any amounts borrowed under the line of credit become due upon the maturity date of April 7, 2017. Drawdowns are available to us within four weeks of an official request. The revolving line of credit is unsecured and subordinated to the Loan Agreement. Either party to the revolving line of credit has the right to terminate this line upon completion of a capital raise in excess of $5.0 million. On April 14, 2015, the revolving line of credit was amended to remove Melini’s right to terminate the line of credit and extended to provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, or (ii) the completion of a capital raise in excess of $5.0 million. The revolving line of credit was further amended upon the completion of the July 29, 2015 financings in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015, Melini agreed to extend the revolving line of credit until September 30, 2015 and on October 14, 2015, Melini agreed to extend the line of credit until November 30, 2016. In October 2015, the Company paid Melini $0.3 million as reimbursement for direct financial and administrative expenses accrued for the maintenance of the revolving line of credit from April 2014 to March 2016. To date, no amounts have been drawn under the revolving line of credit (see Note 14).

Note 9– Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at September 30, 2015 and December 31, 2014.

In connection with the IPR&D value determined in connection with the merger with Epicept Corporation, which occurred on August 25, 2013, the Company recorded a deferred tax liability of approximately $10.9 million as of September 30, 2015 and December 31, 2014 representing the potential tax liability upon realization of the value of the IPR&D. The amount of the deferred tax liability will be impacted by any future change in the carrying value of the IPR&D.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination based on the technical merits of the positions. The Company has gross liabilities of $86,000 recorded as of September 30, 2015 and December 31, 2014 to account for potential income tax exposure.  The Company is obligated to file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Israel.  Because the Company had losses in the past, all prior years that generated NOL’s are open and subject to audit examination in relation to the NOL generated from those years.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. No interest or penalties were recorded for the three and nine months ended September 30, 2015.

On May 1, 2015, the Company received a notice from New York State relating to audits of the 2011 to 2013 tax years. The Company has provided requested information to New York State and the Company does not expect this to have a material effect on our unrecognized tax benefits. As of September 30, 2015, the Company has not recorded any liabilities as a result of the audits. In addition, during the third quarter, the Company received tax notices from the Israeli Tax Authority relating to the 2010 to 2014 tax years. The Company has requested an extension from the Israeli Tax Authority until November 30, 2015 in order to respond the tax notices and intends to appeal. As of September 30, 2015, the Company has not recorded any liabilities as a result of the Israel tax notices as the Company is unable to determine whether any amounts will be due as a result of the receipt of the Israeli tax notices.

Note 10 - Stockholders’ Equity

(a) Stock Options and Stock Award Activity

The following table illustrates the common stock options granted for the nine month period ended September 30, 2015:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January – September 2015	1,141,000	$1.25-$2.20	$1.25-$2.20	0 to 3.0 years	Volatility Risk free interest rate Expected term, in years Dividend yield	84.33% -96.49% 0.23% -2.17% 6.00-10.00 0.00%

Consultants	May 2015	160,000	$1.98-$2.01	$1.89-$2.01	1.0 years	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55% 0.23% -0.27% 6.00 0.00%

The following table illustrates the stock awards for the nine-month period ended September 30, 2015:

Title	Grant date	No. of stock awards	Share price at grant date	Vesting terms
Employees	January 2015	14,000	$2.47	Immediately
Consultants	January – September 2015	744,469	$1.16-$2.00	Immediately

The fair value of stock awards is determined using the share closing price on the date of grant as reported by the NASDAQ Capital Market.

The following table illustrates the common stock options granted for the nine month period ended September 30, 2014:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	February-August 2014	1,603,630	$2.38-$3.58	$2.38-$3.58	Over 1.0 to 3.0 years	Volatility Risk free interest rate Expected term, in years Dividend yield	87.53%- 89.00% 2.65% -2.82% 10.00 0.00%

Consultants	February-September 2014	1,050,000	$2.38-$4.00	$2.38- $4.00	Over 1.0 year	Volatility Risk free interest rate Expected term, in years Dividend yield	86.61%- 87.21% 2.61%-2.68% 9.34- 10.00 0.00%

The following table illustrates the stock awards for the nine-month period ended September 30, 2014:

Title	Grant date	No. of stock awards	Share price at grant date	Vesting terms
Consultants	January – September 2014	2,303,288	$1.70-$4.82	Over 0.0 to 3.0 years

The following table summarizes information about stock awards and stock option activity for the nine-month period ended September 30, 2015:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,346,854	$1.70	$0.04 - $4.00	$1.95	$3,266
Granted	1,301,000	$2.04	$1.89- $2.20	$1.61	$-
Exercised	(388,052)	$0.37	$0.04 -$0.99	$-	$319
Forfeited/cancelled	(817,242)	$2.83	$2.20 - $3.58	$-	$-
Expired	(352,000)	$3.31	$2.38 - $4.00	$-	$-
Outstanding at September 30, 2015	5,090,560	$1.59	$0.04 - $4.00	$1.87	$1,239
Exercisable at September 30, 2015	3,733,503	$1.35	$0.04 - $4.00	$1.75	$1,250

	Stock awards
	No. of stock awards	Weighted average fair value
Unvested at January 1, 2015	160,702	$4.06
Granted	650,135	1.69
Vested	(758,469)	1.73
Forfeited/cancelled	(52,368)	-
Expired	-	-
Unvested at September 30, 2015	-	$-

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets. During the nine month period ended September 30, 2015, the Company modified certain non-employee options and incurred a charge of approximately $0.4 million. The stock compensation expense for the three months ended September 30, 2015 and 2014 was $0.9 million and $2.5 million, respectively, and $2.6 million and $5.5 million for the nine months ended September 30, 2015 and 2014, respectively.

(b) Warrants

The following table summarizes information about warrants outstanding at September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding and exercisable at December 31, 2014	8,926,385	$5.06	$1.85-$65.60
Warrants issued to consultants	320,000	$1.82	$1.66-$1.98
Warrants issued to Hercules as part of July 2015 debt financing	214,853	$1.70	$1.70
Warrants issued to July 2015 debt financings placement agent	350,000	$1.78	$1.78
Warrants issued to placement agents in connection with Series D financing	550,000	$2.50	$2.50
Warrants issued in conjunction with Series C Exchange	421,208	$3.00	$3.00
Exercised	-	$-	-
Expired	-	$-	-
Warrants outstanding at September 30, 2015	10,782,446	4.58	$1.66-$65.60
Warrants outstanding and exercisable at September 30, 2015	10,361,238	$4.64	$1.66-$65.60

(c) Performance Based Options

On May 6, 2015, the Company’s Board of Directors, pursuant to the recommendation of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), granted an option to purchase up to 250,000 shares of the Company’s shares of common stock to Dr. Daniel G. Teper, the Company’s Chief Executive Officer, as performance-based compensation.  The options were granted at an exercise price of $1.87 per share and will vest upon the Company’s achievement of certain operational, financing and partnership objectives that were determined by the Compensation Committee.

On May 8, 2015, the Company’s Board of Directors, pursuant to the recommendation of the Compensation Committee granted an option to purchase up to 100,000 shares of the Company’s shares of common stock to Gad Berdugo, the Company’s Chief Financial Officer, as performance-based compensation.  The options were granted at an exercise price of $1.99 per share and will vest upon the Company’s achievement of certain operational, financing and partnership objectives that were determined by the Compensation Committee.

In connection with the granting of the performance-based options to Dr. Teper and Mr. Berdugo, the Company recorded a charge to stock compensation expense of $0.1 million and $0.1 million for the three and nine months ended September 30, 2015 because the Company determined that the achievement of the performance options vesting criteria was deemed to be probable. The Company is amortizing the expense over the expected term of the performance options.

(d) Series C Preferred Stock

In July 2015, the Company entered into Securities Exchange Agreements (the “Exchange Agreement”) with certain holders (the “Holders”) of all of their shares of Series C 8% Convertible Preferred Stock, par value $0.0001 per stock (the “Series C Preferred Stock”), pursuant to which the Company agreed to issue the Holders an aggregate of 2,256,504 shares of its common stock and five-year warrants to purchase an aggregate of up to 421,208 shares of the Company’s common stock, at an exercise price of $3.00 per share and exercisable commencing six months following the date of issuance. In exchange, the Holders’ agreed to exchange an aggregate of 2,309 shares of Series C Preferred Stock, originally issued by the Company on March 14, 2014, including any accrued but unpaid dividends payable thereon (the “Exchange”), pro rata to each Holder’s Preferred Stock ownership. As of September 30, 2015, 10 shares of our Series C Preferred Stock remain outstanding, which are convertible into 2,234 shares of our common stock. The Exchange was considered to be a redemption in accordance with ASC 260 and as a result the Company recorded the difference between the original value of the underlying Series C Preferred Stock and the fair value of all of the Exchange instruments provided to the Holders of $1.5 million as a deemed dividend.

On March 10, 2015, in accordance with the terms of the Series C Preferred Stock, the conversion price of the Series C Preferred Stock was reduced to $1.51 per share, which is 85% of the average of the 20-day closing price of the Company’s common stock immediately prior to such date. For the six months ended June 30, 2015, the Company recorded a beneficial conversion of $1.7 million as a deemed dividend related to the difference between the Series C conversion price of 2.43 on August 22, 2014 and the Series C Preferred Stock conversion price on March 10, 2015 of $1.51. During the three months ended September 30, 2015, the Company performed an analysis and determined that the Series C Preferred Stock beneficial conversion was limited to the amount of the proceeds allocated to the convertible instrument as of the original date of the Series C Agreement of March 14, 2014 and therefore the entire beneficial conversion feature would have been recorded as of March 10, 2014. The Company determined any incremental changes in the beneficial conversion feature would not be recorded and as a result, the Company reversed the beneficial conversion of $1.7 million in the nine months ended September 30, 2015 and deemed the impact on previous periods to be immaterial.

(e) 10b5 Plan

On September 1, 2015, Dr. Daniel G. Teper, our Chief Executive Officer, purchased 7,569 shares of our common stock at $1.29 per share. On September 15, 2015, Dr. Teper, established a stock trading plan (the “10b-5 Plan”) with respect to purchases in the open market of up to an aggregate of $250,000 worth of our common stock in accordance with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended (the “Act”) and other applicable federal securities laws and regulations adopted by the Securities and Exchange Commission (the “SEC”). Through November 9, 2015, Dr. Teper has purchased $125,000 worth our common stock in purchases under the 10b5 Plan. During the third quarter, two members of our Board of Directors each purchased 50,000 shares of our common stock at $1.47 per share and $1.48 per share, respectively.

(f) Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s board of directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company's common stock on the first day of offering or (ii) 85% of the fair market value of a share of the Company's common stock on the last trading day of the purchase period. Each offering period will have six-month duration. There were no shares issued under the ESPP during the three and nine months ended September 30, 2015, and no expense has been recorded. A total of 998,043 shares are available for issuance under the ESPP as of September 30, 2015.

(g) Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan, amended and restated May 23, 2007 expired in September 2015. The Company’s Board of Directors is considering a new equity incentive plan, which upon recommendation to the stockholders will be subject to stockholder approval at the Company’s 2015 Annual Shareholder meeting.

Note 11- Series D Preferred Stock

On July 28, 2015, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with mutual fund Discover pursuant to which the Company agreed to issue and sell up to an aggregate of 947 shares of the Company’s newly designated Series D Redeemable Convertible Preferred Stock of the Company, par value $0.0001 per share, convertible into shares of the Company’s Common Stock, at a fixed conversion price of $2.50 per share (the “Conversion Price”), at a purchase price of $10,000 per share with a 5% original issue discount, for total gross proceeds of $9.0 million with a 5% original issue discount, or the sale of approximately $9.47 million.

The Company sold 444 shares of the Series D Preferred Stock to Discover pursuant to a prospectus supplement to the Company's “shelf” registration statement on Form S-3 (File No. 333-198647), which became effective on October 28, 2014. The Company sold the remaining 503 shares to Discover pursuant to section Regulation 4(a)(2) of the securities act governing private placements. The Company has filed a registration statement on Form S-3 with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series D Preferred Stock issued in the private placement as well as any dividends payable in shares of common stock which registration statement became effective on September 25, 2015.

The Company agreed to issue and sell an additional 316 shares of Series D Preferred Stock for a gross proceeds of $3.0 million (with a 5% original issue discount) upon the satisfaction of certain customary closing conditions for transactions of this type as well as (i) approval by the Company’s stockholders of issuance of shares of Common Stock in accordance with the requirements of NASDAQ Listing Rule 5635(d) and (ii) a registration statement registering the shares of common stock issuable under the terms of the Series D Preferred Stock being declared effective by the SEC.

On September 24, 2015, the Company held a Special Meeting of Stockholders (the “Special Meeting”) to vote on a proposal to approve the potential issuance of more than 19.99% of the Company’s outstanding common stock upon conversion of the Series D Preferred Stock, together with certain additional shares the Company issued pursuant to other transactions that are aggregated under the NASDAQ Listing Rules in accordance with the stock purchase agreements between the Company and Discover dated July 28, 2015. This proposal was approved at the Special Meeting. On September 29, 2015, pursuant to the Stock Purchase Agreement and the satisfaction of the closing conditions included therein, the Company issued and sold 316 shares of the Company’s Series D Preferred Stock to Discover for a total gross proceeds of $3.0 million, after taking into account a 5% original issue discount, or the sale of approximately $3.16 million of Series D Preferred Stock. The Company received the additional $3.0 million on September 29, 2015. Total original issue discount of $0.6 million was recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheet as of September 30, 2015.

The Series D Preferred Stock is convertible at a fixed price of $2.50 per share and has a six and a half year maturity term, at which time it will convert automatically into common stock at $2.50 per share. The Series D Preferred Stock bears an accrued annual dividend rate of 8.0%, which may range from 0% to 15%, based on certain adjustments and conditions, including changes in the volume weighted average price of the Company’s common stock. Upon conversion, we shall pay the holders of the Series D Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise issued if they had been held through the maturity date (“Conversion Premium”).

The dividends and conversion premium may be paid in cash or, at our option, shares of common stock. If we elect to pay the dividends or conversion premium amount in the form of common stock, the number of shares to be issued is calculated as follows: (i) if there is no triggering event (as such term is defined in the Certificate of Designations), 90.0% of the average of the five lowest individual daily volume weighted average prices during the applicable measurement period, which may be non-consecutive, less $0.05 per share of common stock, not to exceed 100% of the lowest sales price on the last day of such measurement period, less $0.05 per share of common stock, or (ii) following any triggering event, 80.0% of the lowest daily volume weighted average price during any measurement period, less $0.05 per share of common stock, not to exceed 80.0% of the lowest sales price on the last day of any measurement period, less $0.05 per share of common stock.

The face value of the Series D Preferred Stock of $12.6 million has been accounted for as mezzanine equity in the condensed consolidated balance sheet in accordance with ASC 480 “Distinguishing Liabilities from Equity”, as upon liquidation, the Company will be required to redeem the outstanding Series D Preferred Stock for cash. The beneficial conversion feature relating to the Series D Preferred Stock resulted in a deemed dividend of $3.0 million on the date of issuance of the Series D Preferred Stock and reflected as a reduction of the net loss attributable to common stockholders as the effective conversion price of the Series D Preferred Stock was below the Company’s stock price.

The conversion premium and the dividends associated with the Series D Preferred Stock contain an anti-dilution feature within the dividend rate, which fluctuates inversely to the changes in the value of the Company’s stock price. The conversion premium and dividends with the noted features are redeemed upon conversion of the Preferred Stock.  Company’s management analyzed the conversion premium and dividends with the noted features and determined that they require liability treatment. Accordingly, the conversion premium and the dividends have been bifurcated from the Redeemable Preferred Stock. Initial and subsequent measurement of this derivative liability will be at fair value, with changes in fair value recognized in earnings on a quarterly basis. The Company calculated the fair value of the total derivative liability of $8.0 million at inception of the two tranches of the Series D Preferred Stock issued to Discover, which have been recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheet since redemption is not currently deemed to be probable (no current expectation of liquidation). A proportionate amount of the derivative liability that was recorded at inception of each tranche of the issuance of the Series D Preferred Stock will be reflected as a deemed dividend as the conversions occur. The Discover derivative liability was reduced by $0.6 million upon the Series D conversions during the current quarter. The Company recorded a loss on the change in the estimated fair value of the derivative liability of $0.3 million for the three months ended September 30, 2015, which is recorded in non-operating income (expense) in the condensed consolidated statements of operations. The fair value of the Discover derivative liability of September 30, 2015 was $7.6 million.

Upon closing of the $9.0 million Discover financing, the co-placement agents received an aggregate of $0.6 million upon the closing and each received warrants to purchase an aggregate of 275,000 shares of our common stock, at an exercise price of $2.50 per share, exercisable commencing six months following the issuance date and ending five years following the issuance date. The Company valued the warrants issued to the placement agents using the Black-Scholes options-pricing model and calculated a fair value of $0.8 million, which has been recorded as a reduction to the Series D Preferred Stock in the condensed consolidated balance sheets. Upon closing of the additional $3.0 million Discover financing, the co-placement agents received an aggregate of $0.2 million and warrants to purchase an aggregate of 114,000 shares of our common stock at an exercise price of $2.50 per share, exercisable six months following the issuance date and ending five years following the issuance date. The Company valued the 114,000 warrants issued to placement agents using the Black-Scholes options-pricing model and calculated a fair value of $0.2 million.

In addition, the Company paid legal fees of $0.1 million, which were recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheet. Total Series D Preferred Stock issuance costs of approximately $1.7 million were recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheet as of September 30, 2015.

During the three months ended September 30, 2015, Discover converted 100 shares of Series D Preferred Stock into a total of 400,000 common shares. In addition, we issued 763,189 common shares to Discover as payment of dividends and conversion premium. The Company recorded a proportionate amount of the Series D Preferred Stock derivative liability as a deemed dividend of $0.8 million upon conversion. Subsequent to September 30, 2015, Discover converted an additional 100 shares of Series D Preferred Stock for a total of 300,000 common shares and we issued an additional 1,023,085 common shares as payment of dividends and conversion premium.

Below is the activity for the Company’s preferred issuances for the periods presented (in thousands, except per share amounts):

	Redeemable Convertible Preferred Stock
	Shares	Amount
December 31, 2014	-	$-
Issuance of Series D Preferred Stock	1,263	12,630
Series D Preferred Stock original issue discount		(630)
Series D Preferred Stock derivative liability		(8,007)
Conversion of Series D Preferred Stock	(100)	(1,000)
Accretion of Series D Preferred Stock		821
Series D Preferred Stock issuance costs	-	(1,732)
September 30, 2015	1,163	$2,082

Note 12 - Loss per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2015 and 2014 excludes shares underlying stock options, warrants and convertible preferred stock, because the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three month period		Nine month period
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Basic and diluted numerator:
Net loss attributable to common stockholders	$(9,530)	$(12,151)	$(16,076)	$(17,390)
Basic and diluted denominator:
Weighted average shares of common stock outstanding during the period	27,418,854	16,708,396	25,490,630	10,390,076
Basic and diluted net loss per common stock share	$(0.35)	$(0.73)	$(0.63)	$(1.67)

Such excluded shares are summarized as follows:
Common stock options	3,733,503	5,706,854	3,733,503	5,706,854
Restricted stock units (unvested)	-	1,226,063	-	1,226,063
Common shares issuable upon conversion of Series C Preferred Stock	27,404	1,433,100	27,404	1,433,100
Warrants	10,782,405	7,908,065	10,782,445	7,908,065
Common shares issuable upon conversion of Series D Preferred Stock (not including dividends or conversion premium paid in common stock)	4,652,632	-	4,652,632	-
Total shares excluded from calculation	19,195,944	16,157,877	19,195,944	16,157,877

Note 13 - Commitments and Contingencies

(a) Leases

In February 2015, the Company’s corporate headquarters were relocated to New York, NY under a lease agreement with Alexandria Real Estate, which expires in 2020. On August 13, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for lab space and offices for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space, as amended, is $30,000 per month, subject to annual rent escalations. The Company recorded rent expense relating to the New York, NY lease agreements of $0.1 million and $0, respectively, for the three months ended September 30, 2015 and 2014, and $0.2 million and $0, respectively, for the nine months ended September 30, 2015 and 2014.

Future minimum lease payments under non-cancelable leases for office space and lab space are as follows (in thousands):

Period ending December 31,	Amount
2015 (3 months)	$111
2016	456
2017	378
2018	391
2019	405
2020	139
$1,880

(b) Licensing Agreements

As disclosed more fully in our Form 10-K for the year ended December 31, 2014 filed on April 15, 2015, the Company is a party to a number of research and licensing agreements, including iCo, MabLife, Yissum, Dalhousie, Lonza and Shire, which may require the Company to make payments to the other party upon the Company attaining certain milestones as defined in the respective agreements. The Company may be required to make future milestone payments under these agreements. No such payments were due under these agreements as of September 30, 2015. There were no significant changes in any of our research and license agreements since December 31, 2014.

On July 7, 2015, the Company entered into an amendment (the “Amendment”) to the license agreement (the “License Agreement”), dated as of December 18, 2003, by and between the Company and Endo Pharmaceuticals Inc. (“Endo”). Pursuant to the Amendment, effective as of July 7, 2015, the License Agreement was terminated and the Company transferred to Endo the right in and to certain patents related to the use of topical lidocaine in acute and chronic back pain and the Company was granted a royalty-free, non-exclusive, transferable license to such patents. In addition, in the event Endo obtains regulatory approval for either acute or chronic lower back pain indication for its product, Lidoderm®, or any other lidocaine based product, Endo shall pay the Company certain milestone payments and royalties as set forth in the License Agreement. Pursuant to the Amendment, the Company has re-gained full exclusive rights to develop, commercialize and license LidoPain®, a high-dose lidocaine patch for the treatment of acute pain. LidoPain is currently in Phase II clinical trial development.

On June 25, 2015, the Company entered into a definitive research and license agreement (the “License”) with The Hebrew University of Jerusalem, Ltd. (“Yissum”). Under the License, the Company has obtained an exclusive, worldwide license from Yissum, with certain sublicensing rights, to make commercial use of certain of Yissum’s patents and know-how in connection with a topical nano-formulated delivery of AmiKet for the development, manufacturing, marketing, distribution and commercialization of products based on the technology. In consideration for the License, the Company shall pay Yissum the following payments throughout the term of the License:

•	An annual maintenance fee of $30,000 commencing on June 25, 2020, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products (as such term is defined in the License) by the Company in the amount of up to 3%, subject to certain possible reductions in certain jurisdictions.

•	Milestones payments of up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestone.

In addition, the Company shall reimburse Yissum within 60 days for all of Yissum’s past, documented expenses and costs, if any, relating to the registration and maintenance of the licensed patents. The Company has also certain indemnification obligations under the License and it is obligated to procure and maintain certain comprehensive general liability insurance policies. As of September 30, 2015, Yissum had not incurred any expenses subject to reimbursement by the Company.

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

On June 10, 2015, the Company entered into a binding memorandum of understanding (the “MOU”) with Yissum regarding certain of Yissum’s patents developed by Prof. Simon Benita in connection with nanoparticles for topical delivery of active agents for cyclosporine A. Oral cyclosporine A was approved by the U.S. Food and Drug Administration for the treatment of psoriasis and by the European Medicines Agency for psoriasis and atopic dermatitis. Topical cyclosporine A may be used, subject to regulatory approval, as an alternative to the oral formulation and other topical drugs and it will expand our dermatology development portfolio. Pursuant to the MOU, the Company will enter into a definitive license agreement (the “License”) with BNS, Ltd., a company to be established by Yissum and Prof. Benita (“BNS”), within six months of the date of the MOU (subject to an extension), for the commercial development and marketing of the technology worldwide. In addition, the Company will sponsor Yissum’s further research and development of the technology for cyclosporine A.

In consideration for the License to be executed between the parties, the Company will be obligated to pay Yissum the following payments:

•	An annual maintenance fee of $30,000 commencing five years following the execution of the License, which maintenance fee shall increase at a rate of 30% each year, up to a maximum of $0.1 million, and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products by the Company in the amount of up to 5%, subject to certain possible reductions.

•	License fees of $0.5 million, payable in four quarterly installments, commencing upon the execution of the License.

•	Up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestones.

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

On May 4, 2015, the Company announced the entry into a strategic partnership with STC Biologics to accelerate the development of NanomAbs, a new generation of Antibody Nanoparticle Conjugates allowing the targeted delivery of chemo-therapeutics. The collaboration is focused on the development of an HER2 targeted NanomAb toward an IND and clinical trials.

(c) Litigation

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. During the nine months ended September 30, 2015, in connection with the trial, the Company incurred approximately $0.4 million of legal costs, $0.2 million which were settled in cash, and 116,594 shares of stock, with a fair value of $0.2 million which is included in general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2015. The Company issued an additional 40,000 shares on April 1, 2015, with a fair value of $70,000 to settle current outstanding legal costs. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial and on October 9, 2015; the plaintiffs filed a notice of appeal to the court. No ruling has been made by the court on plaintiff’s motion.

In October 2014, the Company received a written demand from a former lender (“Lender”), for $9.1 million, which is based on an agreement with Immune Ltd., from 2011, relating to a loan of $0.3 million, which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. The Company currently estimates that its future loss would range between $0.3 million (as accrued for) to $1.0 million, which if determined to be payable to Lender, the Company believes would be likely to be settled in equity. The Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter will be initiated.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

(d) Consulting Agreements

On February 13, 2015, the Company entered into an agreement with third parties which provided these parties the right to participate in future financings of the Company and to receive a minimum of $0.8 million over the next twelve months and $0.1 million in restricted stock, fully vested upon issuance consisting of 53,476 shares at a price of $1.87 per share which was recognized as deferred financing costs in other current assets in the Company’s consolidated balance sheets. On April 15, 2015, the agreements were amended to extend the payment term to May 30, 2016. As of September 30, 2015, the Company has not paid any amounts under these agreements.

Note 14 - Related-Party Transactions

Melini Capital Corp.

In April 2014, the Company entered into a three-year, $5.0 million revolving line of credit with Melini Capital Corp. (“Melini”), an existing stockholder, who is related to the Chairman of the board of directors. Borrowings under this revolving line of credit incur interest at a rate of 12% per year, payable quarterly. Any amounts borrowed under the line of credit become due upon the maturity date of April 7, 2017. Drawdowns are available to us within four weeks of an official request. The revolving line of credit is unsecured and subordinated to the Loan Agreement. Either party to the revolving line of credit has the right to terminate this line upon completion of a capital raise in excess of $5.0 million. On April 14, 2015, the revolving line of credit was amended to remove Melini’s right to terminate the line of credit and extended to provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, or (ii) the completion of a capital raise in excess of $5.0 million. The revolving line of credit was further amended upon the completion of the July 29, 2015 financings in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015, Melini agreed to extend the revolving line of credit until September 30, 2015 and on October 14, 2015, Melini agreed to extend the line of credit until November 30, 2016. In October 2015, the Company paid Melini $0.3 million as reimbursement for direct financial and administrative expenses accrued for the maintenance of the revolving line of credit from April 2014 to March 2016. To date, no amounts have been drawn under the revolving line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of the Company’s product candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further clinical trials. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

This report refers to trademarks of the Company, as well as trademarks of third parties. All trademarks referenced herein are property of their respective owners.

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune”, “we”, “us”, “our” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development and commercialization of novel targeted therapeutics in the fields of immuno-inflammation and immuno-oncology. The Company favors a precision medicine approach to treatment, with patient selection and companion diagnostics. The Company’s product candidates pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, a key regulator of immuno-inflammation based on the use of biomedicine in clinical development for ulcerative colitis and bullous pemphigoid, topical nano-formulated cyclosporin-A for the treatment of atopic dermatitis (eczema) and psoriasis and NanomAbs® a technology platform that allows the targeted delivery of cancer drugs. The Company continues to review opportunities relating to the Company’s non-core assets with a focus on AmiKetTM, a late stage clinical candidate for the treatment of neuropathic pain.

Recent Developments

On November 9, 2015, the Company announced that FDA has cleared an Investigational New Drug (“IND”) in the U.S. application to allow the Company’s recruiting for its Phase II clinical trials with bertilimumab, for the treatment of bullous pemphigoid (“BP”), a rare autoimmune skin disease known to have increased eotaxin-1 levels in serum and blister fluids.

July 2015 Financings

On July 29, 2015, the Company announced that we have secured financings of up to $21.5 million through two financing agreements. The first, with Hercules Technology Growth Capital, Inc. ("Hercules"), for a term loan of $4.5 million (“Hercules Loan”) with the option to draw down additional capital of up to $5.0 million prior to June 15, 2016, subject to certain clinical milestones and other conditions. The second agreement, with mutual fund Discover Growth Fund (“Discover”), for the sale to Discover of newly created Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) for up to $12.0 million in gross proceeds to the Company. In July 2015, we received $13.5 million in gross proceeds: $9.0 million from Discover and $4.5 million from Hercules, following the execution of the two agreements. On September 29, 2015, pursuant to the Stock Purchase Agreement with Discover and upon the satisfaction of the closing conditions included therein, we issued and sold 316 shares of our Series D Preferred Stock for a total gross proceeds of $3.0 million, which the Company received on September 29, 2015 (see Notes 8 and 11).

The net proceeds of the financings described above are intended to be used to finance clinical trials, other research and development expenditures, and for general corporate purposes, including working capital. The Company also repaid the MidCap Financial Trust (“MidCap”) $2.1 million senior secured term loan (see Note 8- footnote 2) from the proceeds of the financings plus prepayment fees of $0.5 million.

Securities Exchange Agreements

On July 16, 2015, we entered into Securities Exchange Agreements (the “Exchange Agreements”) with certain holders (the “Holders”) of all of their shares of Series C 8% Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), pursuant to which the Company agreed to issue the Holders an aggregate of 2,256,504 shares of the Company’s common stock and five-year warrants to purchase an aggregate of up to 421,208 shares of Common Stock, at an exercise price of $3.00 per share and exercisable commencing six months following the date of issuance. In exchange, the Holders’ agreed to exchange an aggregate of 2,309 shares of Series C Preferred Stock, originally issued by the Company on March 14, 2014, including any accrued but unpaid dividends payable thereon (the “Exchange”), pro rata to each Holder’s Preferred Stock ownership. The shares of common stock were issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. In addition, in July 2015, Daniel G. Teper, our Chief Executive Officer, and Daniel Kazado, our Chairman, converted an aggregate of 32 Series C Preferred Stock into an aggregate of 23,561 shares of our common stock pursuant to the original terms of the Series C Preferred Stock. As of September 30, 2015, 10 shares of our Series C Preferred Stock remain outstanding, which are convertible into 2,234 shares of our common stock.

Revolving Line of Credit

August 7, 2015, Melini agreed to extend the revolving line of credit until September 30, 2015. In October 2015, the Company paid a fee of $0.3 million to Melini as reimbursement for direct financial and administrative expenses accrued for the maintenance of the line of credit from April 2014 to March 2016. On October 14, 2015, Melini agreed to extend the revolving line of credit until November 30, 2016. To date, no amounts were drawn under the revolving line of credit (see Note 8).

On June 25, 2015, the Company entered into a definitive research and license agreement (the “License”) with The Hebrew University of Jerusalem, Ltd. (“Yissum”). Under the License, the Company has obtained an exclusive, worldwide license from Yissum, with certain sublicensing rights, to make commercial use of certain of Yissum’s patents and know-how in connection with a topical nano-formulated delivery of AmiKet for the development, manufacturing, marketing, distribution and commercialization of products based on the technology. In consideration for the License, the Company shall pay Yissum the following payments throughout the term of the License:

•	An annual maintenance fee of $30,000 commencing on June 25, 2020, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products (as such term is defined in the License) by the Company in the amount of up to 3%, subject to certain possible reductions in certain jurisdictions.

•	Milestones payments of up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestone.

In addition, the Company shall reimburse Yissum within 60 days for all of Yissum’s past, documented expenses and costs, if any, relating to the registration and maintenance of the licensed patents. The Company has also certain indemnification obligations under the License and it is obligated to procure and maintain certain comprehensive general liability insurance policies. As of September 30, 2015, Yissum had not incurred any expenses subject to reimbursement by the Company.

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

On June 10, 2015, the Company entered into a binding memorandum of understanding (the “MOU”) with Yissum regarding certain of Yissum’s patents developed by Prof. Simon Benita in connection with nanoparticles for topical delivery of active agents for cyclosporine A. Oral cyclosporine A was approved by the U.S. Food and Drug Administration for the treatment of psoriasis and by the European Medicines Agency for psoriasis and atopic dermatitis. Topical cyclosporine A may be used, subject to regulatory approval, as an alternative to the oral formulation and other topical drugs and it will expand our dermatology development portfolio. Pursuant to the MOU, the Company will enter into a definitive license agreement (the “License”) with BNS, Ltd., a company to be established by Yissum and Prof. Benita (“BNS”), within six months of the date of the MOU (subject to an extension), for the commercial development and marketing of the technology worldwide. In addition, the Company will sponsor Yissum’s further research and development of the technology for cyclosporine A.

In consideration for the License to be executed between the parties, the Company will be obligated to pay Yissum the following payments:

•	An annual maintenance fee of $30,000 commencing five years following the execution of the License, which maintenance fee shall increase at a rate of 30% each year, up to a maximum of $0.1 million, and may be credited against royalties or milestone payments payable in the same calendar year.

•	Royalties on net sales of products by the Company in the amount of up to 5%, subject to certain possible reductions.

•	License fees of $0.5 million, payable in four quarterly installments, commencing upon the execution of the License.

•	Up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestones.

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

Bertilimumab

Our lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in inflammation. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases. We initiated the Phase II clinical trials at the end of the second quarter. A placebo-controlled, double-blind Phase II clinical trial with bertilimumab for the treatment of ulcerative colitis (“UC”) and a Phase II clinical trial for bullous pemphigoid (“BP”), an auto-immune dermatological orphan indication. We are currently planning to expand the bertilumimab development program to a series of pre-clinical and pilot clinical studies in multiple indications, which may include severe asthma, atopic dermatitis and liver disease such as NASH. On September 9, 2015, Immune discussed with the liver disease scientific advisory board a pre-clinical and clinical plan to evaluate the relevance of bertilimumab on liver diseases such as Nonalcoholic Steatohepatitis (“NASH”) and Primary Sclerosing Cholangitis (“PSC”).

Topical Nano-Formulated Cycolosporin-A

Immune entered into a binding Memorandum of Understanding with Yissum, the Technology Transfer Company of the Hebrew University of Jerusalem regarding the worldwide exclusive licensing and development of a topical, biodegradable, nano-capsule formulation of cyclosporin-A. Cyclosporin-A, when administered systemically (Sandimmune®, Neoral®), is an effective treatment for the mores severe cases of psoriasis, atopic dermatitis and other severe inflammatory dermatoses. The topical nano-formulated cyclosporin-A will be developed as an alternative to high potency steroids and other topical immune-suppressants for the treatment of mild to moderate psoriasis and atopic dermatitis.

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

AmiKet

AmiKet is a prescription topical analgesic cream containing a formulation of two FDA-approved drugs; amitriptyline, which is a widely-used antidepressant, and ketamine, an N-methyl-D-aspartic acid (“NMDA”), antagonist that is used as an intravenous anesthetic. AmiKet has completed Phase I and II clinical trials involving 1,700 patients for the treatment of neuropathic pain. In 2010, the FDA granted AmiKet Orphan Drug status for the treatment of PHN. The PHN Phase III program has been designed on the basis on two statistically significant Phase II clinical studies. AmiKet Nano, a novel nano-formulation is expected to provide patent protection until 2036 and allow for the development of additional indications including diabetic peripheral neuropathy; chemotherapy induced peripheral neuropathy and chronic back pain. On October 7, 2015 Immune discussed with its new Pain Scientific Advisory Board comprised of several US key opinion leaders, an improved targeted product profile for AmiKet based on a Phase III clinical development aiming at a broad neuropathic Pain label and on the benefits of its novel AmiKet nano formulation. The Pain Staff Advisory Board recommendation will serve as the basis for maximizing the partnering value of AmiKet/AmiKet Nano. The Company continues to review opportunities relating to the Company’s non-core assets with focus on AmiKet. There can be no assurance that we can be able to enter into an agreement with respect to commercialization of AmiKet on acceptable terms at all.

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014 (in thousands):

Revenues

	Three months ended September 30,
	2015	2014	Change

Revenue	$-	$-	$-

We recorded no revenue during the three months ended September 30, 2015 and 2014. We have devoted substantially all of our financial resources and efforts to developing bertilimumab, our Phase II product candidate, for the treatment of BP and other inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed the development of bertilimumab, NanomAbs or other product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense

	Three months ended September 30,
	2015	2014	Change

Research and development	$1,127	$2,690	$(1,563)

Research and development expense decreased by $1.6 million during the three-month period ended September 30, 2015 to $1.1 million compared with $2.7 million during the three-month period ended September 30, 2014. The decrease was mainly due to a decrease in share-based compensation, which decreased by $0.5 million for the three months, ended September 30, 2015 as compared to the prior period. This decrease is primarily due to the vesting in 2014 of restricted stock granted in 2014. The remainder of the decrease in research and development expenses is mostly due to differences in the timing of the incurrence of R&D expenses during the three months ended September 30, 2015 as the change in the nine months ended September 30, 2015 vs. nine months ended September 30, 2014 R&D expenses were relatively flat. Our research and development effort has been focused on the development of bertilimumab, anti-Ferritin mAb and NanomAbs. We have made substantial investments in research and development and will need to make additional investments in research and development to further advance our products and clinical development.

We expect that a large percentage of our future research and development expenses will be incurred in support of current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test our product candidates in numerous preclinical studies for toxicology, safety and efficacy. We then conduct early stage clinical trials for each product candidate. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus resources on more promising product candidates or programs. Completion of clinical trials may take several years but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate.

General and administrative expense

	Three months ended September 30,
	2015	2014	Change

General and administrative	$2,227	$3,718	$(1,491)

General and administrative expense decreased $1.5 million to $2.2 million for the three months ended September 30, 2015 as compared to $3.7 million for the three months ended September 30, 2014 primarily due to a decrease in the stock based compensation expense of $1.0 million due to the vesting of shares issued to consultants in 2014. The remainder of the decrease is primarily due to a reduction in professional fees of $0.5 million for the three months ended September 30, 2015.

Non-operating expense

	Three months ended September 30,
	2015	2014	Change

Non-operating expense	$(806)	$(5,533)	$4,727

Our non-operating expense amounted to $0.8 million during the three month period ended September 30, 2015 compared with a non-operating expense of $5.5 million during the three month period ended September 30, 2014. Our non-operating expense for the three months ended September 30, 2015 consisted of interest expense of $0.2 million primarily relating to our senior secured term loan with MidCap, loss on the change in fair value of derivative instruments of $0.1 million and loss on extinguishment of debt of $0.5 million. The loss on the change in fair value of derivative instruments of $0.1 million for the three months ended September 30, 2015 represents the change in fair value of the Hercules warrants issued in conjunction with the Hercules Loan and the derivative liability associated with the Series D Preferred Stock. During the three months ended September 30, 2015, the Company repaid the MidCap senior secured term loan. In conjunction with the payoff of the MidCap senior secured term loan, the Company recorded a loss on extinguishment of debt of $0.5 million, which primarily represented early termination fees relating to the MidCap senior secured term loan.

The non-operating expense for the three months ended September 30, 2014 is comprised mainly of an expense of $2.3 million recorded in connection with revaluation of the March 2014 Warrants, and a loss of $3.1 million recorded in connection with the amendment of March 2014 Warrants. The change in the derivative liability is mainly influenced by changes in the price of our common stock during the period. On August 13, 2014, pursuant to an amendment agreement, the Company and all of the holders of March 2014 Warrants agreed to amend and restate the March 2014 warrants to remove all anti-dilution provisions. As a result of the removal of the anti-dilution provision, the Company is no longer required to fair value and mark to market the March 2014 warrants.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 (in thousands):

Revenues

	Nine months ended September 30,
	2015	2014	Change

Revenue	$-	$2	$(2)

We recorded no revenue during the nine months ended September 30, 2015. Revenue for the nine months ended September 30, 2014 consisted of government grants and royalties on licensed patents.

Research and development expense

	Nine months ended September 30,
	2015	2014	Change

Research and development	$3,404	$4,014	$(610)

Research and development expense (“R&D”) decreased by $0.6 million during the nine-month period ended September 30, 2015 to $3.4 million compared with $4.0 million during the nine-month period ended September 30, 2014 primarily due to a reduction in R&D related share based compensation. Not considering the decrease in R&D related share based compensation expense R&D spending has been consistent for the nine months ended September 30, 2015 as it related to the nine months ended September 30, 2014. We have made substantial investments in research and development and we will need to make additional investments in research and development to further advance our products and clinical development.

General and administrative expense

	Nine months ended September 30,
	2015	2014	Change

General and administrative	$6,211	$8,294	$(2,083)

General and administrative expense decreased by $2.1 million, during the nine month period ended September 30, 2015 to $6.2 million, compared with $8.3 million during the nine month period ended September 30, 2014. The decrease was primarily due to a reduction in stock compensation expense of $2.1 million due to the vesting of shares issued to consultants in 2014 and a $0.6 million reversal in the second quarter of fiscal 2015 of a previously recorded liability for a leased space we no longer occupy and are for which we are no longer liable. These reductions were partially offset by increased staffing charges in the New York office.

Non-operating expense

	Nine months ended September 30,
	2015	2014	Change

Non-operating expense	$(977)	$(4,154)	$3,117

Our non-operating expense amounted to $1.0 million during the nine month period ended September 30, 2015 compared with a non-operating expense of $4.2 million during the nine month period ended September 30, 2014.

Our non-operating expense for the nine months ended September 30, 2015 consisted of interest expense of $0.3 million primarily relating to our senior secured term loan with MidCap, loss on the change in fair value of derivative instruments of $0.1 million and loss on extinguishment of debt of $0.5 million. The loss on the change in fair value of derivative instruments of $0.1 million for the nine months ended September 30, 2015 represents the fair value of the Hercules warrants issued in conjunction with the Hercules Loan and the derivative liability associated with the Series D Preferred Stock. During the three months ended September 30, 2015, the Company repaid the MidCap senior secured term loan. In conjunction with the payoff of the MidCap senior secured term loan, the Company recorded a loss on extinguishment of debt of $0.5 million, which primarily represented early termination fees relating to the MidCap loan.

The non-operating expense for the nine months ended September 30, 2014 is comprised mainly from an expense of $0.5 million recorded in connection with revaluation of the March 2014 Warrants, and a loss of $3.1 million recorded in connection with the amendment of March 2014 Warrants. The change in the derivative liability is mainly influenced by changes in the price of our common stock price during the period. On August 13, 2014, pursuant to an amendment agreement, the Company and all of the holders of March 2014 Warrants agreed to amend and restate the March 2014 warrants to remove all anti-dilution provisions. As a result of the removal of the anti-dilution provision, the Company was no longer required to fair value and mark to market the March 2014 warrants.

	As of September 30, 2015	As of December 31, 2014	Change

Cash and cash equivalents	$8,956	$6,767	$2,189
Working capital (deficit)	$5,957	$(530)	$6,487
Notes and loans payable, current portion	$(391)	$(2,011)	$1,620

Liquidity and Capital Resources

Our ability to continue as a “going concern” is dependent on a combination of several of the following factors: our ability to raise capital, the potential exercise for cash of warrants held by existing warrant holders, our ability to monetize assets, the receipt of grants and access to an established credit line. We have limited capital resources and our operations, and have been funded by the proceeds of equity and debt financings.  We have devoted substantially all of our cash resources to research and development programs and incurred significant general and administrative expenses to enable us to finance and grow our business and operations. To date, we have not generated any significant revenues and may not generate any such revenue for a number of years, if at all.

We have historically funded our operations primarily through debt, the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. During 2014, we raised a total of $22.5 million. On July 29, 2015, we secured financings of up to $21.5 million through two financing agreements. The first, with Hercules, for a term loan of $4.5 million with the option to draw down additional capital of up to $5.0 million prior to June 15, 2016, subject to certain clinical milestones and other conditions. Immune received $13.5 million in gross proceeds: $9.0 million from Discover and $4.5 million from Hercules, following the execution of the two agreements. On September 29, 2015, pursuant to the Stock Purchase Agreement dated as of July 28, 2015 entered into by Immune and Discover and upon the satisfaction of the closing conditions included therein, the Company issued and sold 316 shares of the Company’s Series D Preferred Stock, for a total gross proceeds of $3.0 million which the Company received on September 29, 2015 (see Notes 8 and 11). From the proceeds of the July 2015 financings, the Company repaid the MidCap Financial Trust (“MidCap”) $2.1 million senior secured term loan and early termination fees of $0.5.

We have incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. As of September 30, 2015, we had working capital of $6.0 million. At September 30, 2015, the Company has an accumulated deficit of $56.4 million. For the nine months ended September 30, 2015, the Company had a loss from operations of $9.6 million. Management believes existing cash and cash equivalents at September 30, 2015 of $9.0 million, together with the $5.0 million available under the revolving line of credit, for a total of $14.0 million is sufficient to fund its operations in the next twelve months. Based on the current liquidity level, the Company has enough funding to ensure funding of the core R&D program which includes bertilimumab for the treatment of ulcerative colitis (“UC”) and bullous pemphigoid (“BP”). Any additional discretionary spending may be subject to the Company’s liquidity at that time.

We will require additional financing in fiscal 2016 in order to continue at our expected level of operations. If we fail to obtain needed capital, we will be forced to delay, scale back, partner out or eliminate some or all of our research and development programs, which could result in an impairment of our intangible assets and a material adverse impact on our financial condition. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2016. We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. As an alternative source of liquidity, we are exploring acquisition opportunities, which would be dilutive to our existing stockholders. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow. In addition, the Company may partner or license the Company’s assets, which may allow for additional non-dilutive financing in the future. The Company has previously received grants in the U.S. and Israel and may receive additional grant funding in 2016.

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

	Nine months ended September 30,
	2015	2014	Change

Net cash used in operating activities	$(9,857)	$(10,511)	$654
Net cash (used in) provided by investing activities	$(80)	$115	$(195)
Net cash provided by financing activities	$12,126	$11,281	$845

Operating Activities

Net cash used in operating activities for the nine-month period ended September 30, 2015 was $9.9 million compared with net cash used in operating activities of $10.5 million for the nine-month period ended September 30, 2014. The net cash used in operating activities in the nine months ended September 30, 2015, exclusive of changes in operating assets and liabilities, was $7.2 million; the net loss of $10.3 million included non-cash charges for share based compensation of $2.6 million and depreciation and amortization of $0.2 million. The cash used in operating activities in the first nine months ended September 30, 2014, exclusive of changes in operating assets and liabilities, was $7.1 million; the net loss of $16.5 million included non-cash charges for stock based compensation of $5.5 million, warrant amendment expense of $3.1 million recorded in connection with the amendment of March 2014 Warrants and derivative liability expense of $0.5 million due to the revaluation as of September 30, 2014 of the March 2014 Warrants issued in connection with the March 2014 Financing.

Cash used by changes in operating assets and liabilities in the nine months ended September 30, 2015 was $2.7 million primarily due to the decrease in accrued liabilities of $2.3 million. Cash provided by changes in operating assets and liabilities in the nine months ended September 30, 2014 was $3.4 million, principally due to the decrease in the level of accounts payable of $2.5 million, decrease in accrued liabilities of $0.4 million and a decrease in due to related parties of $0.5 million.

Investing Activities

During the nine month period ended September 30, 2015, our net cash used in investing activities amounted to $80 and included the acquisitions of office equipment and an increase in our restricted cash. During the nine month period ended September 30, 2014, our net cash provided by investing activities of $0.1 million was primarily due to a decrease of $0.1 million in our restricted cash, which is mainly due to repayment of interest on our MidCap secured term loan.

Financing Activities

During the nine months ended September 30, 2015, our net cash provided by financing activities of $12.1 million is primarily due to the proceeds from the issuance of Series D Preferred Stock of $12.0 million, payment of fees in connection with the Series D Preferred Stock issuance of $0.8 million, proceeds from the July 2015 financing of $4.5 million, offset by repayment of loans of $3.2 million primarily due to the repayment of the MidCap senior secured term loan. During the nine months ended September 30, 2014, our net cash provided by financing activities of $11.3 million consisted of cash provided by the March 2014 financing of $10.2 million, proceeds from the issuance of shares, net of $2.4 million, offset by repayment of loans of $1.0 million.

Loan and Security Agreement

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp. entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules to borrow $4.5 million with a Company option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and other conditions. The Company will not record the additional $5.0 million loan availability as a liability until the cash is received due to its contingent nature. The Hercules Loan’s maturity date is September 1, 2018 and includes a nine month interest-only payment period following the closing in which escalating principal payments of $0.13 million per month will begin on April 1, 2016.

The Loan includes customary representations, warranties and restrictive covenants, including certain restrictions on the Company’s ability to incur liens and indebtedness.  In connection with the Loan, the Company has issued to Hercules a five-year warrant to purchase an aggregate of 214,853 shares of its common stock (or 279,412 shares if the Company closes on the additional $5.0 million), at an exercise price of $1.70 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date. The Company determined the fair value of the Hercules Warrants of $0.3 million on July 29, 2015 using the Binomial Lattice pricing model and recorded that amount as part of debt issuance costs in the condensed consolidated balance sheets since considered as part of the cost of the financing. The fair value of the Hercules Warrants as of September 30, 2015 was $0.2 million and the Company recorded a gain on the change in the estimated fair value of the Hercules warrants of $0.1 million for the three months ended September 30, 2015 which is recorded in non-operating income (expense) in the condensed consolidated statements of operations.

The Hercules Loan is collateralized by a first priority perfected security interest in all tangible and intangible assets of the Company and its subsidiaries, senior to all indebtedness. The interest rate on the Hercules Loan is calculated at the greater of 10% and the prime rate plus 5.25%. The Hercules Loan may be prepaid by the Company at any time, subject to certain prepayment penalties.  Hercules may convert up to $1.0 million of the loan in any subsequent institutionally led Company financing on the same terms, conditions and pricing of such subsequent financing. This option to convert would be at the then fair value, as it will be at the same term and pricing as the new investors, therefore it is deemed to have minimal value.

The Loan includes an end of term charge of $0.5 million payable on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that Borrower prepays the outstanding Secured Obligations in full, or (iii) the date that the Secured Obligations become due and payable in full (as defined in the Hercules Loan Agreement). The Company will accrue this charge as of each reporting period up to the $0.5 million charge over the 37-month term of the Hercules because this charge is a cost of the debt and the Company is obligated to make this payment in the future. For the three months ended September 30, 2015, the Company recorded a charge of $24,000, which has been recorded in non-operating income (expense) in the condensed consolidated statements of operations.

The net proceeds of the Hercules Loan and the Stock Purchase Agreements with Discover (see Note 11) are intended to be used to finance clinical trials, other research and development expenditures, and for general corporate purposes, including working capital. The Company also repaid the MidCap Financial Trust (“MidCap”) $2.1 million senior secured term loan from the proceeds of the offerings plus prepayment fees of 0.5 million (see Note 8). Interest expense for the Hercules Loan was $39,000 for the three months ended September 30, 2015.

Senior Secured Term Loan

In connection with the Merger with Epicept Corporation, which occurred on August 25, 2013, the Company assumed a senior secured term loan, collateralized by substantially all assets of the Company, from MidCap.  In conjunction with the financing transactions, on July 29, 2015, the Company paid off the MidCap $2.1 million senior secured term loan. In addition, we paid early termination fees of $0.5 million in connection with the repayment of the senior secured term loan in July 2015, which were recorded as loss on extinguishment of debt in the consolidated financial statements for the three and nine months ended September 30, 2015. Interest on the MidCap senior secured loan was 11.50% percent per year.  Interest expense recognized for the senior secured term loan was $21,000 and $0.2 million, respectively for the three and nine months ended September 30, 2015 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2014 (see Note 8).

MabLife Notes Payable

In March 2012, we acquired from MabLife S.A.S. (“Mablife”), through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences and its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $0.6 million payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement) and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. Immune is required to assign the foregoing rights back to MabLife, if the Company fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. $60 was paid upon execution of agreement in April 2012.  Remaining payments of $0.1 million per year are due in 2015 through 2017.

In February 2014, we acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As full consideration for the secondary patent rights, we will pay a total of $150,000, of which $15,000 was paid in 2014 and $25,000 will be paid on the first through fourth anniversary of the agreement and an additional $35,000 on the fifth anniversary of the agreement. Interest expense recognized on the first and secondary patents for the three months ended September 30, 2015 and 2014, aggregated to $0 and $28,000 respectively and $4,000 and $28,000 respectively for the nine months ended September 30, 2015 and 2014, which included amortization of the debt discount of $4,000 and $28,000 respectively. As a result of the purchase of the patent rights, the Company recorded an intangible asset of $0.5 million (see Note 4).

In the first quarter of 2015, MabLife informed the Company that it has filed for bankruptcy. The Company is considering its options relating to the MabLife assignment agreement.

Revolving Line of Credit

In April 2014, we entered into a three-year, $5.0 million revolving line of credit with Melini, an existing stockholder, who is related to the Chairman of our board of directors. Borrowings under this line of credit incur interest at a rate of 12% per year, payable quarterly and are due upon the maturity date of April 7, 2017. Drawdowns are available to us within up to four weeks from an official request. This facility is unsecured and subordinated to the Hercules Loan. Either party to revolving line of credit has the right to terminate this line upon completion of a capital raise in excess of $5.0 million. The November 2014 financing exceeded $5.0 million, however Melini did not terminate the revolving line of credit. On April 14, 2015, Melini’s right to terminate was amended to provide Melini the right to terminate the line on the earlier of (i) one year from the amendment date, and (ii) the completion of a new capital raise in excess of $5.0 million. The revolving line of credit has been further amended upon the completion of the July 29, 2015 financing in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015, Melini agreed to extend the revolving line of credit until September 30, 2015 and on October 14, 2015, Melini agreed to extend the line of credit until November 30, 2016. In October 2015, the Company paid a fee of $0.3 million to Melini as reimbursement for direct financial and administrative expenses accrued for the maintenance of the revolving line of credit from April 2014 to March 2016. To date, no amounts have been drawn under this revolving line of credit.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. In conjunction with the closing of the Hercules Loan, the Company has early adopted this standard effective the third quarter of 2015 and recorded $1.3 million of debt issuance costs as a debt discount, which will be amortized over the term of the Hercules Loan and recorded interest expense of $62 for the three months ended September 30, 2015, relating to the amortization of the debut discount.

Off-Balance Sheet Arrangement

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under rules of the Securities and Exchange Commission.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those policies during the nine months ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management has identified the following material weaknesses in our internal control over financial reporting: lack of sufficient personnel and processes to adequately and timely process and approve certain financial transactions and significant contracts, and adequately and timely record certain complex financial transactions. Management has begun to implement certain remediatory measures, including a more rigorous and timely review of complex agreements prior to their execution, that is intended to reasonably assure management that its disclosure controls and procedures are effective and the hiring of finance personnel. These measures also include staff training, an expanded review of our outstanding agreements, and the implementation of additional entity level controls to ensure timely reviews of agreements pre- and post-execution. Remediation efforts will continue through the next several financial close cycles until such time as management is able to conclude that its remediation efforts are operating and effective.

During the nine months ended September 30, 2015, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weaknesses described above and in our 2014 Annual Report on Form 10-K.

•	In January 2015, Gad Berdugo was appointed as our Chief Financial Officer. Mr. Berdugo has extensive experience in accounting and finance, and pharmaceutical and biotechnology experience.

•	In April 2015, we hired a senior level Controller with expertise in applying complex accounting and financial reporting and disclosure rules required under U.S. GAAP and SEC reporting regulations.

•	The Company has begun the process of moving its accounting and financial reporting from Israel to the United States.

•	In October 2015, the Company has purchased the license to a new accounting general ledger system, which is expected to be implemented in fiscal 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. During the nine months ended September 30, 2015, in connection with the trial, we incurred approximately $0.4 million of legal costs, which were settled in cash, and 116,594 shares of stock, which are included in general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2015. The Company issued an additional 40,000 shares on April 1, 2015 with a fair value of $70,000 to settle current outstanding legal costs. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial and on October 9, 2015; the plaintiffs filed a notice of appeal to the court. No ruling has been made by the court on plaintiff’s motion.

In October 2014, the Company received a written demand from a former lender (“Lender”), for $9.1 million which is based on an agreement with Immune Ltd., from 2011, relating to a loan of $0.3 million, which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. The Company currently estimates that its future loss would range between $0.3 million (as accrued for) to $1.0 million, which if determined to be payable to Lender, the Company believes would be likely settled in equity. The Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter will be initiated.

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

During the three months ended September 30, 2015, Discover converted 100 shares of Series D Preferred Stock for a total of 400,000 common shares and an additional 763,209 common shares issued as payment of dividends and conversion premium. Subsequent to September 30, 2015, Discover converted an additional 100 shares of Series D Preferred Stock for a total of 300,000 common shares and an additional 1,023,084 common shares issued as payment of dividends and conversion premium.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2015, we issued to a consultant 5,000 shares of common stock for services performed during the month.

On August 1, 2015, we issued to a consultant 5,000 shares of common stock for services performed during the month.

On August 24, 2015, we issued to a consultant 100,000 shares of common stock for services performed.

On September 14, 2015, we issued to a consultant 100,000 shares of common stock for services performed.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Designations of Preferences, Rights and Limitations of Series D Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).

4.1	Form of Warrant (July 16, 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2015).
4.2	Form of Warrant to be issued to Hercules Technology Growth Capital, Inc. (July 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.1	Second Amendment to Lease Agreement, dated as of August 31, 2015, by and between Immune Pharmaceuticals Inc. and ARE-East River Science Park, LLC**
10.2	Amendment, by and between Immune Pharmaceuticals Inc. and Endo Pharmaceuticals Inc., dated July 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015).

10.3	Form of Securities Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July17, 2015).

10.4	Loan and Security Agreement, dated July 29, 2015, by and among Immune Pharmaceuticals Inc. and Immune Pharmaceuticals USA Corp., Immune Pharmaceuticals Ltd., as guarantor, and Hercules Technology Growth Capital, Inc., as agent for itself and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.
** Furnished herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Daniel G. Teper
Daniel G. Teper
Chief Executive Officer (Principal Executive Officer)
November 16, 2015

By:	/s/ Gad Berdugo
Gad Berdugo
Chief Financial Officer –Executive VP Finance and Administration, Secretary (Principal Financial Officer and Principal Accounting Officer)
November 16, 2015

