Form 10-K
period 2015-12-31
IMMUNE PHARMACEUTICALS INC
filed 2016-03-30
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing bid price of such shares on the NASDAQ Capital Markets was $39,353,570.

As of March 24, 2016, the registrant had 35,985,761 shares of common stock, par value $0.001 per share, outstanding

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2015.

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

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others:

•	our ability to continue to meet our obligations under our existing debt agreements;
•	our ability to obtain approval to market and commercialize any of our product candidates;
•	our dependence upon key personnel;
•	our reliance on collaborative partners and others for further clinical trials, development, manufacturing and commercialization of our product candidates;
•	the cost, delays and uncertainties associated with our scientific research, product development, clinical trials and regulatory approval process;
•	our ability to find partners for our products on attractive terms, on a timely basis, or at all;
•	our history of operating losses since our inception;
•	the highly competitive nature of our business;
•	our ability to maintain the listing of our common stock on NASDAQ;
•	risks associated with litigation;
•	risks associated with our ability to protect our intellectual property;
•	risks associated with our ability to raise additional funds;
•	our ability to complete our planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays
•	our ability to continue to operate as a going concern; and
•	our liquidity.

Further, any forward-looking statement speaks only as of the date on which it is made. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, or how they may affect us. Except as required by law, we do not intend to, update or revise the forward-looking statements in this Form 10-K after the date of this Form 10-K, whether as a result of any new information, future events, changed circumstances or otherwise. This Form 10-K also contains market data related to our business and industry. This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

 ii

PART I

ITEM 1. BUSINESS

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune”, “we”, “us”, “our” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development and commercialization of novel targeted therapeutics in the fields of immuno-inflammation and immuno-oncology. On August 25, 2013, Immune Pharmaceuticals Inc. (formerly EpiCept Corporation), a Delaware corporation closed a merger transaction (“Merger”) with Immune Pharmaceuticals Ltd., a privately held Israeli company (“Immune Ltd.”), pursuant to a definitive Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, as amended, (“Merger Agreement”), by and among Immune, EpiCept Israel Ltd., (“Merger Sub”), an Israeli company and a wholly-owned subsidiary and Immune Ltd. Pursuant to the Merger Agreement, Merger Sub merged with and into Immune Ltd., following which Immune Ltd. became a wholly-owned subsidiary of Immune Pharmaceuticals Inc. and the former stockholders of Immune Ltd. received shares of Immune Pharmaceuticals Inc. that constituted a majority of the outstanding shares of Immune.

The Company focuses on a precision medicine approach to treatment of diseases by incorporating methods for better patient selection in its clinical trials and the potential for development of companion diagnostics. The Company’s Immuno-inflammation product pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, a key regulator of immuno-inflammation, a portfolio of clinical-stage immune oncology products and nanocyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis.

The Company’s current product portfolio is summarized in the table below:

Product(s)/ Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights
BERTILIMUMAB	Bullous Pemphigoid	Phase II	Immune (Worldwide)

	IBD (Crohn's and ulcerative colitis)	Phase II	Immune (Worldwide)
	Atopic Dermatitis	Phase I/II	Immune (Worldwide)
	NASH	Phase I/II	Immune (Worldwide)
NANOCYCLO (cyclosporin-A)	Atopic Dermatitis, Psoriasis	Preclinical	Immune (Worldwide)

IMMUNO-ONCOLOGY
Crolibulin	Solid Tumors	Phase II	Immune (Worldwide)
Azixa	Glioblastoma multiforme	Phase II	Immune (Worldwide)
NanomAbs	Solid Tumors	Preclinical	Immune (Worldwide)
Bispecific Antibodies	Oncology	Preclinical	Immune (Worldwide)
Ceplene	Acute Myeloid Leukemia (in combination with IL-2)	Phase III/ (marketed in the EU by Meda AB)	Immune (Americas, Israel), Meda (EU, RoW)

OTHER/ PAIN
AmiKet	Neuropathic Pain	Phase III (Ready)	Immune (Worldwide)
LidoPAIN	Pain	Phase II	Immune (Worldwide)

The Company’s immuno-oncology pipeline includes Ceplene, a first-in-class small molecule targeting the Histamine-2 Receptor (“H2R”) to overcome immunosuppression in Acute Myeloid Leukemia (“AML”) and potentially other malignancies. Ceplene has completed Phase III clinical trials and is approved by the European Medicines Agency (“EMA”) and in Israel and is marketed by Meda AB. Azixa and crolibulin are Phase II clinical stage vascular disrupting agents (“VDA”). NanomAbs is a technology platform that allows the targeted delivery of chemotherapeutics into cancer cells and a novel technology platform for the construction of bispecific antibodies for immunotherapies. The Company continues to review opportunities relating to the Company’s non-core assets for the treatment of neuropathic pain.

Strategy

Immune’s goal is to be a leading biotechnology company focused on the discovery, development and commercialization of novel immunotherapies for the treatment of diseases that currently lack effective therapies. The Company’s work targets are primarily in severe inflammatory diseases in dermatology, gastro-enterology and cancer. The Company plans to achieve this by:

•	unlocking the value of its pipeline by allowing financing of specific asset groups such as but not limited to Immuno-Oncology through the establishment independently funded asset-centric subsidiaries;
•	Securing scientific expert collaborative partnerships with academia to develop its products;
•	accelerating clinical development of its products;
•	expanding its product portfolio through targeted acquisitions and through the development of new drug candidates utilizing the Company’s proprietary nanoparticle and bispecific technologies; and
•	securing collaborative partnerships with other companies to co-develop and commercialize its products.

Products and Programs

Bertilimumab

The Company’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in inflammation. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases. In 2015, the Company initiated and is currently enrolling patients in Phase II clinical trials, comprised of a placebo-controlled, double-blind study with bertilimumab for the treatment of ulcerative colitis (“UC”), a common form of inflammatory bowel disease (“IBD”), and an open label trial in newly diagnosed patients with bullous pemphigoid (“BP”), a rare auto-immune disease. The Company is also currently planning to expand the bertilumimab clinical development program to include severe atopic dermatitis (“AD”) and a series of preclinical and pilot clinical studies in multiple indications including liver disease such as nonalcoholic steatohepatitis (“NASH”).

In February 2015, Immune announced publication of new data on the role of eotaxin-1 in UC and Crohn's disease (“CD”). The article, published in Digestive Disease Science, presented results of an observational clinical study intended to characterize serum and intestinal wall eotaxin-1 levels in IBD patients, and explored the effects of targeting eotaxin-1 by specific antibodies in an animal IBD model. These studies were conducted under the oversight of Professor Eran Goldin, Chairman of the Digestive Diseases Institute at Shaare Zedek Medical Center of the Hebrew University School of Medicine in Jerusalem, and supported in part by an unrestricted grant from Immune. Professor Goldin, the principal investigator for the study, stated: "The observational clinical study shows that tissue eotaxin-1 correlates with disease severity in both UC and CD. The Company believes that the results obtained in the clinical study support the role of eotaxin-1 as a target in IBD, a therapeutic area in which over half of patients fail to sustain remission. A first-in-class alternative to currently available therapies will offer a new treatment option.” In 2013 Immune filed a patent for anti-eotaxin-1 monoclonal antibodies (“mAbs”) for the treatment of UC and CD.

In November 2015, Immune obtained clearance of its Investigational New Drug application from the Food and Drug Administration (“FDA”) allowing for expansion in 2016 of its phase II clinical trial in BP to multiple sites in the United States. Additionally, in November 2015, the first patient was dosed in the Phase II clinical trials with bertilimumab in UC.

Bertilimumab addresses large unsatisfied markets such as Crohns disease, UC and severe AD as well as an orphan indication, bullous pemphigoid (BP), with limited treatment alternatives. Upon successful development, regulatory approval and commercialization in multiple indications, bertilimumab has the potential to address the following markets based on research from GlobalData Plc (“GlobalData”) and on multiple analysts’ reports:

•	the $14.0 billion crohn’s & colitis market

•	the $7.3 billion atopic dermatitis market

•	the $1.6 billion bullous pemphigoid market.

The Company’s strategy is to enter into a strategic partnership with a large pharmaceutical or biotechnology company in order to accelerate the development of bertilimumab and maximize its commercial potential.

NanoCyclo

In January 2016, Immune entered into a worldwide exclusive licensing agreement with BioNanoSim Ltd., an Israeli company led by Professor Simon Benita, former Head of the Drug Research Institute at the Hebrew University of Jerusalem, for the development of a topical nanocapsule formulation of cyclosporine. NanoCyclo is the first stable formulation to leverage nanotechnology to ensure local dermal penetration of and minimize systemic exposure to cyclosporine, a drug used orally for the treatment of psoriasis and AD. NanoCylco has the possibility of development under a 505(b)2-regulatory submission, which is typically a faster process than the traditional 505(b)1 regulatory submission utilized by new chemical entities. Based on market research from GlobalData and multiple analysts’ reports, NanoCyclo could the estimated $7.3 billion AD market and the $5.3 billion psoriasis market.

Immuno Oncology

The Company's Immuno Oncology programs include the following:

Ceplene

Ceplene® (histamine dihydrochloride), the Company’s lead oncology product candidate functions in AML by reducing the immunosuppressive effects of reactive oxygen species on T cells and Natural Killer (“NK”) cells, permitting their effective activation by Interleukin-2 (“IL-2”) in order to eliminate residual leukemic cells in patients who are in clinical complete remission. New findings emerging from work performed by the Company’s scientific collaborators from the University of Gothenburg, Sweden, has led to the identification of a patient cohort, which is most likely to benefit from combination Ceplene/IL-2 immunotherapy treatment. The Company’s current research is in delineating the value of combining Ceplene with immune checkpoint inhibitors, which should pave the way for future trials and label expansion. Celpene is already approved for marketing in Europe and Israel and has Orphan Drug status in the U.S and EU.

In March 2016 the Company announced that new clinical pharmacology and outcomes data will be presented by Prof. Kristoffer Hellstrand, Dr. Anna Martner and their scientific colleagues from the University of Gothenburg and Università di Roma, Italy, at the upcoming American Association of Cancer Research annual conference to be held April 16-20, 2016, in New Orleans, LA. Results of a post-marketing clinical study using Ceplene in patients with AML will also be presented at the conference. The study showed that immunotherapy with Ceplene and low-dose IL-2 led to a re-distribution of cytotoxic T-cell subsets in blood towards a tumor-killing phenotype. These immunological properties of Ceplene and IL-2 therapy significantly predicted clinical outcomes such as relapse and survival. The results illustrated the potential for the use of T-cell bio-markers to accurately predict the efficacy of Ceplene and IL-2 in patients with AML, and to focus treatment on those patients most likely to benefit.

In February 2016 the Company announced that it had filed a patent application directed to the treatment of AML and other cancers. The new invention provides methods of treating cancer by administration of Ceplene in combination with immune checkpoint inhibitors. The new patent also provides methods of predicting the efficacy of Ceplene and IL-2 therapy in patients with AML.

Immune intends to leverage recent data on predictive bio-markers and post-adhoc analysis of earlier studies to design and seek FDA guidance for a pivotal Overall Survival study in AML supporting a New Drug Application in the U.S. Immune is evaluating options for Ceplene in ex-U.S. territories where Ceplene is approved or could be approved based on the EU registration and where Immune has or may obtain the commercial rights.

Azixa

Azixa (verubulin) is a Phase II novel microtubular destabilizer that functions as a VDA. It evades multidrug resistance pumps, thus crossing the blood-brain-barrier and achieving high central nervous system concentrations. In Phase I and II clinical trials in glioblastoma multiforme (“GBM”), evidence of objective response was seen, including in patients who had failed previous bevacizumab (Avastin) therapy. Many scientists in the field of angiogenesis have suggested that the combination of anti-angiogenic and VDAs may be synergistic by both disrupting existing tumor vessels and inhibiting the formation of new vessels simultaneously. In addition, the Company is continuing preclinical work studying the potential advantages of combining Azixa with immune checkpoint inhibitors. If the results of these studies warrant further investigation, the Company may plan further clinical studies for GBM as well as other solid tumors. Azixa has Orphan Drug status for GBM in the U.S.

Crolibulin

Crolibulin is a novel small molecule VDA and apoptosis inducer for the treatment of patients with solid tumors and is a novel microtubule destabilizer that is selective for pathologic vasculature. Crolibulin is being studied by the National Cancer Institute in Phase I/II clinical trials for the treatment of anaplastic thyroid cancer (“ATC”). Crolibulin has shown promising vascular targeting activity with potent anti-tumor activity in preclinical in vitro and in vivo studies and in a Phase I clinical trial conducted in part by the National Cancer Research Institute and the Company. The molecule has been shown to induce tumor cell apoptosis and selectively inhibit growth of proliferating cell lines, including multi-drug resistant cell lines. Murine models of human tumor xenografts demonstrated crolibulin inhibits growth of established tumors of a number of different cancer types. In preclinical animal tumor models, combination therapy has demonstrated synergistic activity with cytotoxic drugs as well as anti-angiogenic drugs. This may support further development of crolibulin by the Company or with a partner in a variety of cancers other than ATC, including but not limited to refractory ovarian cancer and neuro-endocrine tumors. In a Phase I/II clinical trial of crolibulin in combination with cisplatin several complete responses were observed.

NanomAbs

The Company’s NanomAbs technology platform is an antibody-drug conjugate (“ADC”) platform potentially capable of generating novel drugs with enhanced profiles, as compared to stand-alone antibodies. The technology conjugates mAbs to drug loaded nanoparticles to target drugs to specific cells. NanomAbs selectively accumulates in diseased tissues and cells, resulting in higher drug accumulation at the site of action with minimal off-target exposure. The Company is currently attempting to build a longer-term pipeline of NanomAbs for the treatment of cancer and may seek to enter into collaborative agreements with other companies to acquire complementary drugs or technologies to potentially accelerate the development of NanomAbs product candidates.

Bispecific Antibodies

In December 2015, the Company published data with a novel bispecific antibody in a poster presentation at the IBC Life Sciences Antibody Engineering & Therapeutics Conference in San Diego, CA. Immune's poster presentation titled "Design and Validation of a Novel Tetravalent IgG1-like BiSpecific Antibody Format". In this publication, the Company described positive study results with this novel platform for the production of tetravalent IgG1-like bispecific antibodies. The prototype bispecific antibody retained effector functions and mediated redirect killing of target cells by cytokine induced killer T cells demonstrating direct anti-cancer effects in vitro as well as anti-tumor activity and improved survival in a mouse xenograft model of disseminated leukemia. The Company believes that this newly developed platform may be further used to generate novel bispecific antibodies against immune-oncology targets. The poster was presented by Dr. Boris Shor, PhD, Executive Director Research & Development, Immune Pharmaceuticals Inc. and Dr. Jean Kadouche, PhD, a scientific co-founder of Immune. This work was developed by a collaborative European consortium and funded by a European grant.

In March 2016, the Company announced the publication of preclinical data in support of its bispecific antibody platform in the Journal of Immunology by Dr. Jean Kadouche, scientific co-founder of Immune, and other collaborators from a consortium of academic centers. The authors described the design and validation of a novel platform for the production of tetravalent IgG1-like bispecific antibodies, including final in-vivo proof-of-concept data for the benchmark molecule targeting human leukocyte antigen class II histocompatibility antigen and cluster of differentiation 5 (“HLA-DR/CD5”) protein. This work has been funded in part by a European grant to the collaborative European consortium.

Going forward, the Company is focusing on the development of bispecific antibodies targeting two immune check points, an immune check point and tumor specific target and undisclosed novel targets.

Other / Pain

AmiKet™ / AmiKet Nano

AmiKet is a prescription topical analgesic cream containing a formulation of two FDA approved drugs: amitriptyline, which is a widely-used antidepressant; and ketamine, an N-methyl-D-aspartic acid (“NMDA”), antagonist that is used as an intravenous anesthetic. AmiKet has completed Phase I and II clinical trials involving 1,700 patients for the treatment of neuropathic pain. In 2010, the FDA granted AmiKet Orphan Drug status for the treatment of postherpetic neuralgia (“PHN”). The PHN Phase III clinical trial has been designed on the basis of two statistically significant Phase II clinical trials. The Company is currently developing a new improved formulation of the product utilizing nano-particle technology licensed from Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (“Yissum”). AmiKet Nano is expected to provide patent protection until 2036 and allow for the development of additional indications including diabetic peripheral neuropathy chemotherapy-induced peripheral neuropathy and chronic back pain. In October 2015 Immune’s Pain Scientific Advisory Board met to discuss a Phase III clinical trial aimed at seeking a broad neuropathic pain label and on the benefits of its novel nano formulation. The Company believes that the Advisory Board recommendation could serve as the basis for further development and commercialization for AmiKet/AmiKet Nano with a broader peripheral neuropathic pain indication, addressing an $8 billion market according to GlobalData. The Company continues to review strategic opportunities by seeking investors or potential corporate partners to unlock the value of its Pain franchise with a focus on Amiket Nano.

License Agreements and other Collaborative Research and Development Arrangements

BioNanoSim Ltd - Nano Cyclosporine-A

In January 2016, Immune Pharmaceuticals Inc., through its wholly owned subsidiary, Immune Ltd. entered into a definitive research and license agreement with BioNanoSim Ltd., (“BNS”). The license was entered into pursuant to an existing binding MOU, dated June 10, 2015, by and between the Company and Yissum. Under the license, the Company obtained from BNS an exclusive, worldwide sublicense, with a right to further sublicense, for the development, manufacturing and commercialization of certain inventions and research results regarding Yissum’s patents in connection with nanoparticles for topical delivery of cyclosporine-A (Nanocyclo), for all topical skin indications. In consideration for the License, the Company will pay BNS the following payments throughout the term of the License:

•	an annual maintenance fee of $30,000, commencing on January 1, 2021, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year;
•	a license fee in the amount of $0.5 million, to be paid in four equal installments to be made between January 4, 2016 and October 1, 2016;
•	royalties on net sales of products (as such term is defined in the License) by the Company in the amount of up to 5%, subject to certain possible reductions in certain jurisdictions;

Sublicense fees in the amount of 18% of any non-sales related consideration received by the Company from a sublicense or an option to receive a sublicense for the products and/or the licensed technology (as such terms are defined in the license); and milestones payments of up to approximately $4.5 million and 250,000 shares of the Company’s common stock upon the achievement of certain regulatory, clinical development and commercialization milestones, though in the event that the Company receives consideration from a sublicensee for any such milestones, the Company will pay to BNS the higher of either (a) the amount of the particular milestone payment or (b) the amount of the sublicense fees that are due for such sublicensee consideration paid to the Company. In addition, the Company shall reimburse BNS within 60 days for expenses relating to patent fees and will sponsor a 12-month research program to prepare the program for investigational new drug (“IND”) submission.

Yissum – AmiKet Nano

In June 2015, the Company entered into a definitive research and license agreement with Yissum. Under the license, the Company has obtained an exclusive, worldwide license from Yissum, with certain sublicensing rights, to make commercial use of certain of Yissum’s patents and know-how in connection with a topical nano-formulated delivery of AmiKet for the development, manufacturing, marketing, distribution and commercialization of products based on the technology. In consideration for the license, the Company shall pay Yissum the following payments throughout the term of the license:

•	an annual maintenance fee of $30,000 commencing on June 25, 2020, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year;
•	royalties on net sales of products (as such term is defined in the license) by the Company in the amount of up to 3%, subject to certain possible reductions in certain jurisdictions;
•	milestones payments of up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestone; and
•	reimbursement of related patent fees

Furthermore, the Company will fund an annual research program in the amount of approximately $0.4 million annually, plus VAT and any applicable taxes, commencing on October 1, 2015 (or such other time as mutually agreed between the parties). The results of the research, including any patents or patent applications shall automatically be licensed to the Company. As of December 31, 2015, the Company accrued the first installment of the annual research fee of $0.2 million, which was paid in the first quarter of 2016.

Yissum – NanomAbs

In April 2011, the Company entered into a license agreement with Yissum that includes patents, research results and know-how developed by Professor Simon Benita related to the NanomAbs technology. Yissum granted the Company an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. As consideration for the grant of the license, the Company is required to pay the following consideration:

•	royalties in the amount of up to 4.5% of net sales;
•	an annual license maintenance fee between $30,000 for the first year and up to a maximum of $0.1 million from the first year through the sixth year;
•	research fees of at least $0.3 million for the first year and at least $0.1 million from the second year through the sixth year (but, not to exceed $1.8 million in the aggregate);
•	milestone payments up to $8.6 million, based on the attainment of certain milestones, including IND application submission, patient enrollment in clinical trials, regulatory approval and commercial sales;
•	sub-license fees in amounts up to 18% of any sub-license consideration; and
•	equity consideration in the amount of 8% of the Company’s shares of common stock on a fully diluted basis. The license expires, on a country-by-country basis, upon the later of the expiration of (i) the last valid licensed patent, (ii) any exclusivity granted by a governmental or regulatory body on any product developed through the use of the licensed technology or (iii) the 15-year period commencing on the date of the first commercial sale of any product developed through the use of the licensed technology. Upon the expiration of the license, the Company will have a fully paid, non-exclusive license to the licensed technology.

Atlante Biotech SAS (“Atlante”)

In December 2015, the Company entered into an exclusive license with Atlante to the patents and know-how for a new format of bispecific antibody platform. The technology, the result of a collaborative European consortium led by Dr. Kadouche and funded by a European grant, developed the novel platform for the production of tetravalent IgG1-like bispecific antibodies. A prototype bispecific antibody utilizing the platform was shown to retain effector functions and mediate redirect killing of target cells by cytokine induced killer T cells. Moreover, the bispecific antibody demonstrated direct in-vitro and in-vivo anti-cancer effects in tumor models and improved survival in a mouse xenograft model of disseminated leukemia.

Dr. Jean Kadouche, and Alan Razafindrastita

In December 2011, Dr Jean Kadouche sold, assigned and transferred to the Company the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies for nominal cash consideration paid to Dr. Jean Kadouche and 800,000 of shares of the Company’s common stock (registered in the name of Dr. Jean Kadouche) and $20,000 (paid to Jean Kadouche and Alan Razafindrastita), collectively, the Human Antibody Production Technology Platform.  Through the Human Antibody Production Technology Platform and additional laboratory work, human immune systems and specific cell lines were introduced in mice, enabling the mice to produce human mAbs.  With additional laboratory work, the human mAbs can be produced in an efficient manner.

Shire Biochem Inc. (“Shire Biochem”)

In connection with the Merger, the Company acquired a license agreement for the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, (formerly known as BioChem Pharma, Inc.). Under the agreement, the Company is required to provide Shire Biochem a portion of any sublicensing payments it receives if Immune relicense the series of compounds or makes milestone payments to Shire BioChem totaling up to $26.0 million, assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales.

Lonza Sales AG

In May 2012, Lonza Sales AG (“Lonza”), granted the Company a sublicensable, non-exclusive worldwide license under certain know-how and patent rights to use, develop, manufacture, market, sell, offer, distribute, import and export bertilimumab, as it is produced through the use of Lonza’s system of cell lines, vectors and know-how.  If Lonza manufactures bertilimumab, the Company must pay to Lonza a royalty of 1% of the net selling price of the product, if the Company or one of its strategic partners manufactures bertilimumab, the Company must pay to Lonza approximately $0.1 million, annually during the course of the license agreement (first payable upon commencement of Phase II clinical trials) plus a royalty of 1.5% of the net selling price of the product, and if any other party manufactures the bertilimumab, the Company must pay to Lonza approximately $0.5 million per sublicense annually during the duration of such sublicense plus a royalty of 2% of the net selling price of the product.  In addition, the Company must pay Lonza approximately $3,000 for the supply of certain cell lines, if the Company uses such cell lines.  Notwithstanding the foregoing, Immune is not obligated to manufacture bertilimumab through the use of Lonza’s system.  The royalties are subject to a 50% reduction based on the lack of certain patent protections, including the expiration of patents, on a country-by-country basis.  Unless earlier terminated (including, but not limited to, the reasons set forth below), the license agreement continues until the expiration of the last enforceable valid claim to the licensed patent rights, which began to expire in 2014 and will continue to expire between 2015 and 2016. The Company may terminate the license agreement for convenience upon 60 days prior written notice to Lonza.  Either Lonza or Immune may terminate the license agreement by prior written notice if (i) the other party commits a breach that is not remedied within 30 days of notice of such breach requiring its remedy (if such breach is capable of being remedied) or (ii) the other party is unable to pay its debts, enters into liquidation, has a receiver appointed or ceases to carry on its business.  Additionally, Lonza may terminate the license agreement if the Company knowingly, directly or indirectly, oppose, dispute or assist any third party to oppose or dispute the patents or patent applications, or the validity of such, with respect to any of the licensed patent rights.  In addition to the license agreement, on June 27, 2011, Immune and Lonza entered into an agreement for the manufacture of bertilimumab for use in certain of the Company’s Phase II clinical trials.  See “Manufacturing” below.

MabLife SAS (“MabLife”)

In March 2012, the Company acquired from MabLife, through an assignment agreement, all right, title and interest in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb (“AMB8LK”), including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins.  The consideration was as follows: (i) $0.6 million payable in six equal installments (total payments to date totaled $0.2 million); and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK.  The Company is required to assign the foregoing rights back to MabLife if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. During the first quarter of 2015, MabLife informed the Company that it had filed for bankruptcy. The Company is considering its options relating to the MabLife assignment agreement.

iCo Therapeutics Inc. (“iCo”)

In December 2010, iCo granted Immune an option to sub-license the use of bertilimumab from iCo, which obtained certain exclusive license rights to intellectual property relating to bertilimumab pursuant to a license agreement with Cambridge Antibody Technology Group Plc, a biotechnology company, dated December 20, 2006, and to which the Company became a party. On June 24, 2011, the Company exercised its option and obtained a worldwide license from iCo for the use and development of bertilimumab for all human indications, other than ocular indications, pursuant to a product sub-license agreement. The Company paid iCo upfront consideration of $0.5 million, plus common stock and warrants to purchase Immune common stock.  In addition, iCo may receive from the Company up to $32.0 million in milestone payments plus royalties. These milestones include the first dosing in a Phase III clinical trial, filing a Biologics License Application/Marketing Authorization Application (“BLA/MMA”), approval of a BLA/MAA and the achievement of $100.0 million in aggregate sales of licensed products for use in IBD.  The term of the license lasts until the expiration of all payment obligations on a country-by-country basis, at which point the license will be deemed fully paid, perpetual and irrevocable with respect to that country.  However, iCo retains the worldwide exclusive right to the use of bertilimumab (iCo-008) for all ocular applications.

Dalhousie University (“Dalhousie”)

In July 2007, Immune entered into a direct license agreement with Dalhousie, under which the Company was granted an exclusive license to certain patents for the topical use of tricyclic anti-depressants and N-methyl-D-aspartate (“NMDA”) receptor antagonists as topical analgesics for neuralgia. These and other patents cover the combination treatment consisting of amitriptyline and ketamine in AmiKet. This technology has been incorporated into AmiKet. Immune has also been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is further obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or a New Drug Application (“NDA”) for AmiKet is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. In April 2014, the Company entered into a Waiver and Amendment to the license agreement pursuant to which Dalhousie agreed to irrevocably waive the Company’s obligation to pay the $0.5 million maintenance fee that was due on August 27, 2012 and August 27, 2013 and in any subsequent year. In addition, the Company has agreed to pay Dalhousie royalties of 5% of net sales of licensed technology in countries in which patent coverage is available and 3% of net sales in countries in which data protection is available. The parties have also agreed to amend the timing and increase the amounts of the milestone payments payable under the license agreement. As of December 31, 2015 and 2014, no amounts were due to Dalhousie.  Additional milestones payments will become due upon sub licensing and receipt of certain regulatory approvals, none of which have yet been met or received.

Endo Pharmaceuticals Inc. (“Endo”)

In December 2003, and prior to the consummation of the Merger, EpiCept entered into a license agreement (“License Agreement”) with Endo under, which EpiCept granted Endo (and its affiliates) the exclusive (including as to EpiCept and its affiliates) worldwide right to commercialize LidoPAIN BP. EpiCept also granted Endo worldwide rights to use certain of EpiCept’s patents for the development of certain other non-sterile, topical lidocaine patches, including Lidoderm, Endo’s non-sterile topical lidocaine-containing patch for the treatment of chronic lower back pain. The Company assumed the license agreement at the time of the Merger.

Under this license agreement the Company shall receive payments of up to $52.5 million upon the achievement of various milestones relating to product development, regulatory approval and commercial success for both the Company’s LidoPAIN BP product and Endo’s own back pain product, so long as, in the case of Endo’s product candidate, the Company’s patents provide protection thereof. The Company is also expected to receive royalties from Endo based on the net sales of LidoPAIN BP. These royalties are payable until generic equivalents to the LidoPAIN BP product are available or until expiration of the patents covering LidoPAIN BP, whichever is sooner. The Company is also eligible to receive milestone payments from Endo of up to $30.0 million upon the achievement of specified regulatory and net sales milestones of Lidoderm, Endo’s chronic lower back pain product candidate, so long as the Company’s patents provide protection thereof. The license terminates upon the later of the conclusion of the royalty term, on a country-by-country basis, and the expiration of the last applicable EpiCept patent covering licensed Endo product candidates on a country-by-country basis. Either party may terminate the agreement upon an uncured material breach by the other or, subject to the relevant bankruptcy laws, upon a bankruptcy event of the other.

In July 2015, the Company amended its 2003 Licensing Agreement with Endo. As a result, Immune transferred to Endo its previously licensed patents related to the use of topical lidocaine in acute and chronic back pain and Endo granted to Immune a royalty-free, non-exclusive, fully transferable license to those patents. Endo will make undisclosed milestone payments to Immune if Endo receives a back pain indication for a lidocaine-based product, as per the original 2003 Licensing Agreement. Immune re-gained full exclusive rights to develop, commercialize and license LidoPAIN. The Company is assessing strategic alternatives for this non-core asset.

Intellectual Property and Exclusivity

The Company seeks to protect its product candidates and its technology through a combination of patents, trade secrets, proprietary know-how, regulatory exclusivity and contractual restrictions on disclosure.

Patents and Patent Applications

The Company owns or licenses rights with respect to patents and patent applications relating to bertilimumab, AmiKet, Ceplene, AMB8LK and other product candidates. In addition, the Company has licensed rights to several technology platforms for the development of proprietary products including rights to: antibody nanoparticle conjugates (NanomAbs); Human Antibody Production Technology; Bispecific Antibody Technology and nanoparticles for dermal and systemic delivery of drugs, which are necessary to conduct its business. Patents related to such product candidates and technology platforms may provide future competitive advantages by providing exclusivity related to the composition of matter, formulation, and methods of use of the applicable product candidate or technology platform. The patent positions for the Company’s product candidates and platforms are described below and include at least 10 granted U.S. patents, 33 granted foreign patents, 4 pending U.S. applications, and 19 pending foreign patent applications that it owns or licenses. These patents generally have a term of 20 years from the date of the non-provisional filing unless referring to an earlier filed application. Some of the Company’s U.S. patents have a term of 17 years from the grant date. Where possible, the Company intends to seek patent term extensions in the U.S. for approved products. The length of the patent term extension will vary and is related to the length of time the drug is under regulatory review while the patent is in force. The Hatch-Waxman Act may permit a patent term extension of up to five years beyond the expiration date set for the patent. The Company’s patent positions are as follows:

•	A license to a patent family that covers a composition of matter of bertilimumab and a method of using bertilimumab to screen for an antibody or antibody fragment that binds eotaxin-1, including: four registered patents in the U.S. and registered patents in Europe (Switzerland, Germany, France, and Ireland), Brazil, Canada, Israel, Australia, Japan, New Zealand and Singapore, and one pending patent applications in the U.S. The foreign patents and patents granted with respect to pending patent applications in this family will expire, without extension, in March 2021.
•	All rights, title and interest in and to a patent application family that covers a method for treating an IBD with an anti-human eotaxin antibody, including bertilimumab in the US, Europe, Australia, Canada, China, Israel, and New Zealand. Any patents granted with respect to the pending patent application will expire, without extension, in March 2034.
•	All rights, title and interest in and to the U.S. and European (Germany, Switzerland, Spain, UK, Italy, and France) registered patents that cover AMB8LK composition of matter and/or methods of use for targeting of a molecule to certain tumors and for localizing a tumor in a subject. The European patent granted with respect to the pending patent applications in this family will expire, without extension, in January 2020. The U.S. patent, which benefits from patent term adjustment from the United States Patent and Trademark Office (“USPTO”), will expire in January 2022.
•	All rights, title and interest in and to a registered U.S. patent, a registered European patent (Belgium, Switzerland, Germany, Spain, France, UK, Ireland, Italy, and the Netherlands), and two pending patent applications in Canada and the U.S. claiming a chimeric AMB8LK. The granted U.S. patent, which benefits from patent term adjustment from the USPTO, will expire in July 2030. The European patents and any patents granted with respect to the pending patent applications will expire, without extension, in September 2027.

•	A license to a patent family that covers polymer-based nanoparticles for the dermal or systemic delivery of therapeutic compounds. Patent applications for this family are pending in Australia, Canada, China, Europe, Israel, India, Japan, South Korea, and the U.S. Any patents granted with respect to this pending patent application will expire, without extension, in January 2032.
•	All rights, title and interest in and to a U.S. patent application related to the Human Antibody Production Technology Platform. Any patent granted with respect to the pending patent application will expire, without extension, in May 2033.
•	All rights, title and interest in and to several families of patents related to the AmiKet product, including four granted U.S. patents, as well as granted patents in Australia, Canada, China, Hong Kong, Israel, Mexico, and New Zealand. Patent applications for this family are pending in Chile, Japan, Mexico and Venezuela. These granted patents and any patents granted with respect to any pending patent applications will expire, without extension, between 2017 and 2023. These patents and patent application have claims directed to topical uses of tricyclic antidepressants, such as amitriptyline, and NMDA receptor antagonists, such as ketamine, as treatments for relieving pain, including neuropathic pain.
•	All rights, title and interest in and to patents covering the synthesis of histamine dihydrochloride (Ceplene) and its use for treating cancer, including three granted U.S. patents, as well as a registered European patent (Austria, Belgium, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Monaco, Netherlands, Portugal, Spain, Sweden, Switzerland, and UK). The U.S. patents will expire in May 2016 and January 2019, and the other patents will expire in December 2019.
•	All rights, title and interest in and to U.S. Canadian, and Japanese patents and a European patent application related to crolibulin, structurally related analogs, and uses thereof. The U.S. patent will expire, without extension, in November 2029. The granted Canadian patent and any pending patent applications will expire in July 2027.

The Company seeks to protect its proprietary information by requiring its employees, consultants, contractors, outside partners and other advisers to execute, as appropriate, nondisclosure and assignment of invention agreements upon commencement of their employment or engagement. Immune also require confidentiality or material transfer agreements from third parties that receive its confidential data or materials.

Immune believes that the Company’s owned and licensed patents and pending patent applications provide coverage for its product candidates and technology platforms and it intends to aggressively enforce its intellectual property rights if necessary to preserve such rights and to gain the benefit of its investment. The patent positions of companies like Immune are generally uncertain and involve complex legal and factual questions. The Company’s ability to maintain and solidify its proprietary position for its product candidates and technology platforms will depend on the Company’s success in obtaining effective claims and enforcing those claims once granted. The Company does not know whether any of its patent applications or those patent applications that it license will result in the issuance of any patents. The Company’s granted patents and those that it may issue in the future, or those licensed to it, may be challenged, narrowed, circumvented or found to be invalid or unenforceable, which could limit the Company’s ability to stop competitors from marketing related products or the length of term of patent protection that the Company may have for its products. Neither Immune nor its licensors can be certain that they were the first to invent the inventions claimed in the Company’s owned or licensed patents or patent applications. In addition, Immune’s competitors may independently develop similar technologies or duplicate any technology developed by the Company, and the rights granted under any granted patents may not provide Immune with any meaningful competitive advantages against these competitors. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of the Company’s products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

The Company’s commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of its technologies and product candidates as well as successfully defending these patents against third-party challenges. The Company has various compositions of matter and use patents, which have claims directed to its product candidates or their methods of use. The Company’s patent policy is to pursue, maintain, defend, retain and secure patents and patent rights, whether developed internally or licensed from third parties, for the technology, inventions and improvements related to its core portfolio of product candidates and that are or may be commercially important to the development of its business. The Company also relies on trade secrets, technical know-how and continuing innovation to develop and maintain its competitive position.

The pharmaceutical, biotechnology and other life sciences industries are characterized by the existence of a large number of patents and frequent litigation based upon allegations of patent infringement. While the Company’s product candidates are in clinical trials, and prior to commercialization, the Company believes that its current activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S. and Section 55.2(1) of the Canadian Patent Act, each of which covers activities related to developing information for submission to the FDA and its counterpart agency in Canada. As the Company’s product candidates’ progress toward commercialization, the possibility of an infringement claim against it increases. While Immune attempts to ensure that its product candidates and the methods it employs to manufacture them do not infringe other parties’ patents and other proprietary rights, competitors or other parties may assert that the Company infringed on their proprietary rights.

Trade Secrets and Proprietary Information

In addition to patents, the Company relies on trade secrets and technical know-how to develop and maintain its competitive position. Trade secrets and technical know-how can be difficult to protect. The Company seeks to protect its proprietary processes, in part, by confidentiality agreements and invention assignment agreements with its employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect its proprietary information. The Company also seeks to preserve the integrity and confidentiality of its data, trade secrets and technical know-how by maintaining physical security of its premises and physical and electronic security of its information technology systems. While the Company has confidence in these individuals, organizations and systems, such agreements or security measures may be breached, and it may not have adequate remedies for any breach. In addition, the Company’s trade secrets may otherwise become known or be independently discovered by competitors or others.

Manufacturing

Immune does not own or operate manufacturing facilities for any of its products, nor does it plan to develop its own manufacturing operations in the foreseeable future. The Company currently depends on third party contract manufacture organizations for all of its bulk drug substance and drug candidates for its preclinical and clinical trials. The raw materials that the Company requires to manufacture its product candidates are readily available commodities commonly used in the pharmaceutical industry. On June 27, 2011, Immune signed a manufacturing agreement with Lonza, which relates to the Phase II production of bertilimumab using Lonza’s proprietary cell line technology. Under the agreement, Lonza will produce Phase II clinical trial material at its mammalian development and manufacturing facility and prepare documentation required for submission to the FDA, including the applicable clinical trial application.  To date, two clinical batches have been produced and delivered by Lonza under this agreement. A third batch is currently being manufactured to support conducting additional pilot clinical trials. On May 2, 2012, Immune entered into a license agreement with Lonza with respect to, among other uses, the production, sale and distribution of bertilimumab as manufactured using Lonza’s system of cell lines, vectors and know-how.  See “—License Agreements—Lonza Sales AG” above. In addition, the Company relies on certain third parties to perform filling, finishing, labeling, packaging, distribution, laboratory testing and other services related to the manufacture of bertilimumab clinical supply.

In 2014, the Company entered into an agreement with Probiogen AG to develop a new Chinese Hamster Ovary (“CHO”) derived cell line with improved characteristics, including higher productivity. A new manufacturing process was developed for bertilimumab by STC Biologics Inc. The agreements are based on fee for service and does not include any licensing fees. Effective the first quarter of 2016, the Company signed a new agreement to transfer the manufacturing of bertilimumab to MassBiologics.

Manufacturers of Immune’s products are required to comply with applicable Good Manufacturing Practices (“GMP”) regulations. GMP regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Accordingly, manufacturers must continue to spend time, money, and effort in the area of production and quality control in order to maintain GMP regulatory compliance. In addition, changes to the manufacturing process generally require prior Regulatory Health Authority approval before being implemented.

The Company and its contract manufacturers must ensure that all of the processes, methods and equipment are compliant with GMP for drugs on an ongoing basis, as mandated by the FDA and other regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers.

Contract Research Organizations

Immune outsources clinical trial activities to Clinical Research Organizations (“CROs”). The Company’s clinical CROs comply with guidelines from the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, which attempt to harmonize the FDA and the EMA regulations and guidelines. Immune creates and implements the drug development plans and manage the CROs according to the specific requirements of the drug candidate under development. To the extent clinical research is conducted by the CROs (or the Company in the future), compliance with certain federal regulations, including but not limited to 21 C.F.R. parts 50, 54, 56, 58 and 318, which pertain to, among other things, institutional review boards, informed consent, financial conflicts of interest by investigators, good laboratory practices and submitting IND applications, may be required.

Marketing, Sales and Commercialization

Given the Company’s stage of development, it does not have any internal sales, marketing or distribution infrastructure or capabilities. In the event the Company receives regulatory approval for its product candidates, it intends, where appropriate, to pursue commercialization relationships, including strategic alliances and licensing, with pharmaceutical companies and other strategic partners, which are equipped to market and/or sell the Company’s products, if any, through their well-developed sales, marketing and distribution organizations in order to gain access to global markets. In addition, the Company may out-license some or all of its worldwide patent rights to more than one party to achieve the fullest development, marketing and distribution of any products it develops. Over the longer term, the Company may consider ultimately building an internal marketing, sales and commercial infrastructure.

Environmental Matters

The Company, its agents and its service providers, including its manufacturers, may be subject to various environmental, health and safety laws and regulations, including those governing air emissions, water and wastewater discharges, noise emissions, the use, management and disposal of hazardous, radioactive and biological materials and wastes and the cleanup of contaminated sites. The Company believes that its business, operations and facilities, including, to its knowledge, those of its agents and service providers, are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. All information with respect to any chemical substance is filed and stored as a Material Safety Data Sheet, as required by applicable environmental regulations. Based on information currently available to the Company, Immune does not expect environmental costs and contingencies to have a material adverse effect on the Company. However, significant expenditures could be required in the future if Immune, its agents or its service providers are required to comply with new or more stringent environmental or health and safety laws, regulations or requirements.

United States Government Regulations

New Drug Application (“NDA”) Approval Processes

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on the Company. These sanctions could include refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, warning letters, product seizures, total or partial suspension of production or distribution, or injunctions, fines, disgorgement, and civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (“GLPs”), or other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (“GCPs”), to establish the safety and efficacy of the proposed drug for its intended use;
•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, (“cGMPs”), to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•	satisfactory completion of FDA inspections of clinical sites and GLP toxicology studies; and
•	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and Immune cannot be certain that any approvals for its product candidates will be granted on a timely basis, if at all.

Once a product candidate is identified for development, it enters the preclinical or nonclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical testing may continue after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a clinical trial protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND, due to safety concerns or non-compliance, and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. These regulations include the requirement that all research subjects provide informed consent. Further, an Institutional Review Board (“IRB”) must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative and must monitor the study until completed. All clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject inclusion and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors must also report within set timeframes to the FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase I. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•	Phase II. Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase III. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. Phase III clinical trials are conducted to provide sufficient data for the statistically valid evidence of safety and efficacy.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase II and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase II to discuss their Phase II clinical results and present their plans for the pivotal Phase III clinical trial that they believe will support the approval of the NDA. If a Phase II clinical trial is the subject of discussion at the end of Phase II meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase III clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

According to published guidance on the SPA process, a sponsor, which meets the prerequisites, may make a specific request for a SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. There is no indication that the Company will be able to meet the requirements necessary for an SPA.

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

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The Company expects to seek a waiver of these fees as a small company submitting its first marketing application. If the waiver is granted it would not extend to establishment or product fees. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

In addition, under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Submission of a pediatric assessment is not required for an application to market a product for an orphan-designated indication, and waivers are not needed at this time. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its’ manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested. The FDA will also inspect selected clinical sites that participated in the clinical studies and may inspect the testing facilities that performed the GLP toxicology studies cited in the NDA.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases, subpopulations, and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a company to conduct Phase IV testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of product candidates, U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, the Company intends to apply for restorations of patent term for some of its currently owned patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

Market exclusivity provisions under the Federal Food, Drug and Cosmetic Act (“FDCA”) also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five year and three year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Any drug product manufactured or distributed by the Company pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things record-keeping requirements; reporting of adverse experiences with the drug; providing the FDA with updated safety and efficacy information; drug sampling and distribution requirements; notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and complying with FDA promotion and advertising requirements.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws.

The Company expects to rely on third parties for the production of clinical and commercial quantities of its products. Future FDA and state inspections may identify compliance issues at the facilities of its contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect the Company’s business and its products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

International Regulations

Whether or not Immune obtains FDA approval for a product, the Company must obtain approval of a product by the comparable regulatory authorities of foreign countries before it can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered with the three-phase sequential process that was discussed above under “Government Regulation—U.S.” However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.

Under European Union regulatory systems, the Company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is required for oncology products and is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all member states. This authorization is a marketing authorization application. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure.

In addition, regulatory approval of prices is required in most countries other than the U.S. Immune faces the risk that the resulting prices would be insufficient to generate an acceptable return to the Company, its shareholders or its collaborators.

Research and Development

Since the Company’s inception, it has made substantial investments in research and development. The Company incurred research and development expenses of $5.9 million and $5.6 million during the fiscal years ended December 31, 2015 and 2014, respectively. The Company will require additional investments in research and development to bring its product candidates to market.

Competition

Immune operates in highly competitive segments of the biotechnology and biopharmaceutical markets. The Company faces competition from many different sources, including commercial pharmaceutical and biotechnology companies, academic institutions, government agencies, and private and public research institutions. Many of the Company’s competitors have significantly greater financial, product development, manufacturing and marketing resources than the Company. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. As a result, these companies may obtain marketing approval more rapidly than Immune may be able to and may be more effective in selling and marketing their products. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with the Company. Adequate protection of intellectual property, successful product development, adequate funding and retention of skilled, experienced and professional personnel are among the many factors critical to success in the pharmaceutical industry.

Immune’s competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than the products that the Company is currently developing or that it may develop, which could render Immune’s products obsolete and noncompetitive. Immune expects any products that it develops and commercializes to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payers. The Company also expects to face competition in its efforts to identify appropriate collaborators or partners to help commercialize its product candidates in its target commercial markets.

Employees

As of March 24, 2016, the Company’s workforce consisted of eight U.S. and four Israeli employees, all of whom are full-time.

Corporate and Available Information

Immune Pharmaceuticals Inc. (formerly EpiCept) was incorporated in Delaware in March 1993. Immune Ltd., incorporated in Israel in July 2010, entered into a definitive merger agreement with Immune in November 2012, which was completed on August 25, 2013. Immune’s principal executive offices are located at 430 East 29th Street, Suite 940, New York, NY 10016, and the Company’s telephone number is (646) 440-9310, and its website address is www.immunepharmaceuticals.com. The information contained in, or accessible through, the Company’s website does not constitute a part this Annual Report on Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investors — SEC Filings” section of its website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s shares of common stock are listed on The NASDAQ Capital Market and NASDAQ OMX, First North Premier, Stockholm under the symbol “IMNP.”

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

Risks Relating to our Financial Position and Need for Additional Capital

We are an early stage corporation. Our limited operating history makes it difficult to evaluate our current business and future prospects, and our profitability in the future is uncertain.

We commenced operations in 2010 and are a new, early stage company. We face the problems, expenses, difficulties, complications and delays, many of which are beyond our control, associated with any business in its early stages and has no operating history on which an evaluation of our prospects can be made. Such prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a business in a new industry, characterized by a number of market entrants and intense competition, and in the shift from development to commercialization of new products based on innovative technologies.

We expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.

Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;
•	the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage against companies with broader product lines;
•	unforeseen costs associated with expanding our own sales and marketing team for new products or with entering into a partnering agreement with an independent sales and marketing organization; and
•	efforts by our competitors to commercialize competitive products.

Moreover, we may incur significant operating losses over the next several years. Our ability to achieve profitable operations in the future will depend in large part upon successful in-licensing of products approved by the FDA, selling and manufacturing these products, completing development of our products, obtaining regulatory approvals for these products, and bringing these products to market. The likelihood of the long-term success of our company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new drug products, competitive factors in the marketplace, as well as the regulatory environment in which we operate.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

 Our management has identified internal control deficiencies, which our management believes constitute material weaknesses. Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

In connection with the preparation of our audited financial statements for the year ended December 31, 2015 we concluded that a material weakness existed in internal control over financial reporting. As of December 31, 2015, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations (2013) (“COSO Framework”).  Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.  In connection with the above assessment, Immune management identified a material weakness in the control environment relating to segregation of duties due to lack of sufficient accounting and finance personnel and lack of a sufficient technology infrastructure to support the financial reporting function.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions. Although the Company has attempted to address the identified material weaknesses by hiring a new controller and is in process of implementing a new general ledger system, management concluded that the Company's internal controls over financial reporting were not effective at December 31, 2015. Management is in the process of taking the steps as outlined in Item 9A to remediate the December 31, 2015 material weaknesses. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, financial condition or liquidity.

Our auditors have expressed doubt about our ability to continue as a going concern. We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing substantial doubt about our ability to continue as a going concern.

The Independent Registered Public Accounting Firm’s Reports issued in connection with our audited financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern”. Because we have been issued an opinion by our auditors that substantial doubt exists as to whether it can continue as a going concern, it may be more difficult to attract investors. If we are not able to continue our business as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose part or all of their investment. Our ability to continue as a going concern is dependent on a combination of several of the following factors: our ability to generate revenues and raise capital, the “cash” exercise of warrants by holders and access to an established credit line. We have limited capital resources and our operations, since inception, have been funded by the proceeds of equity and debt financings.

We have incurred operating losses since our inception. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

We believe that our available cash and short-term investments as of the date of this filing may not be sufficient to fund our anticipated level of operations for at least the next 12 months. Management believes the Company’s ability to continue its operations depends on its ability to generate and grow revenue, results of operations and its ability to access capital markets when necessary to accomplish its strategic objectives. Management believes that we will continue to incur losses for the immediate future. The Company expects to finance its cash needs from additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

At December 31, 2015, we had working capital deficit of $1.4 million. Our accumulated deficit amounted to $63.0 million and $45.8 million, at December 31, 2015 and December 2014, respectively. Our net loss for the years ended December 31, 2015 and 2014 was $17.2 million and $23.6 million, respectively. Net cash used in operating activities for both the years ended December 31, 2015 and 2014 was $13.9 million. Operations since inception have been funded primarily with the proceeds from equity and debt financings. As of December 31, 2015, we had cash, and cash equivalents of $4.5 million. We will continue to fund operations from cash on hand, and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our development activities. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on existing stockholders.

The Company expects that a large percentage of its future research and development expenses to be incurred in support of current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. The Company tests its product candidates in numerous preclinical studies for toxicology, safety and efficacy. The Company then conducts early stage clinical trials for each drug candidate. As the Company obtains results from clinical trials, it may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus resources on more promising product candidates or programs. Completion of clinical trials may take several years but the length of time generally varies according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including:

•	the number of sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that participate in and complete the trials;
•	the number of doses that patients receive;
•	the duration of follow-up with the patient;
•	the product candidate’s phase of development; and
•	the efficacy and safety profile of the product.

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

To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including the discovery of product candidates, successful completion of preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of these activities. We may not be successful enough in these activities to generate revenues that are substantial enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become or remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock may also cause a loss of a part or all of your investment.

We have limited liquidity and, as a result, may not be able to meet our obligations.

We have incurred significant losses since our inception. We expect to incur additional losses for the foreseeable future and may never achieve or maintain profitability. Since our inception on July 11, 2010 (“Inception”), we have incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. For the fiscal year ended December 31, 2015, we incurred net losses of $17.2 million and a total accumulated deficit of $63.0 million. To date, we have financed our operations primarily through private placements of common stock and preferred stock, public offering, convertible debt securities and borrowings under secured loans. Our revenue to date has consisted of royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing bertilimumab, our Phase II drug for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of bertilimumab, NanomAbs or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue the research and development of our product candidates.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose part or all of your investment.

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

The terms of our loan and security agreement place restrictions on our operating and financial flexibility. If we raise additional capital through this facility, the terms of any new debt could further restrict our ability to operate our business.

As of March 24, 2016, the outstanding principal balance of our loan and security agreement with Hercules Capital was $4.5 million, with the option to borrow an additional $5.0 million in the event we meet certain milestones prior to June 15, 2016. The loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making certain investments, incurring liens and selling certain assets in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We may be unable to license our product candidate AmiKet on terms that reflect the current carrying value of the asset, or at all, which would negatively affect our business, financial condition and results of operations.

We periodically perform an analysis to determine whether an impairment of our assets has occurred. As of December 31, 2015 and 2014, $27.5 million was allocated to acquired, in-process, research and development related to the AmiKet license agreement. Our most recent impairment analysis determined that no change in the carrying value of AmiKet was required. However, there is no assurance that future analysis would not result in the impairment of the fair value attributable to AmiKet. In addition, if the assumptions we used in connection with the merger to value our in-process research and development directly related to the AmiKet license agreement turn out to be incorrect, the carrying value of AmiKet may ultimately be impaired which would negatively affect our business, financial condition and results of operations. Furthermore, if we are unable to license AmiKet or to license AmiKet on terms materially less favorable than the assumptions used to value the asset in the merger, the carrying value of the assets would be impaired, which could materially adversely affect our business, financial condition and results of operations.

AmiKet’s successful partnering and commercialization may be affected by regulations on orphan drug status, patent restoration and data exclusivity.

AmiKet primary patents are expiring in 2021 and are essentially limited to the U.S.. We are is assuming that a marketing exclusivity of up to five years will be available under the Patent Term Restoration in the United States and under other forms in Europe and Japan to compensate for the extended development time. This marketing exclusivity may not be deemed to be applicable to AmiKet or may be reduced to less than five years in one or multiple jurisdiction. AmiKet has been granted orphan drug status for Post Herpetic Neuralgia (“PHN”), which confers a seven-year marketing exclusivity in the U.S. for that indication. Orphan drug exclusivity may be reduced or eliminated by regulators before AmiKet enjoys all or part of this protection.

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

We may be exposed to market risk, i.e. the risk of loss related to changes in market prices, including foreign exchange rates, of financial instruments that may adversely impact our financial position, results of operations or cash flows. In addition, our investments may be exposed to market risk due to fluctuation in interest rates, which may affect its interest income and the fair market value of investments, if any. At present, our investments consist primarily of cash and cash equivalents. We may invest in investment-grade marketable securities with maturities of up to three years, including commercial paper, money market funds, and government/non-government debt securities. The primary objective of our investment activities is to preserve principal while maximizing the income that we receive from our investments without significantly increasing risk of loss.

We are exposed to fluctuations in currency exchange rates, which could have a material adverse effect on us.

Our foreign currency exposures gives rise to market risk associated with exchange rate movements of the U.S. dollar, our functional and reporting currency, mainly against the New Israeli Shekel, (“NIS”), the Euro and the British pound sterling. A significant portion of our expenses are denominated in U.S. dollars (with certain expenses payable to Lonza, if any, in the British pound sterling and to Israeli personnel, including sub-contractors and consultants, in the NIS). Our U.S. dollar expenses consist principally of payments made to personnel in the U.S., including sub-contractors and consultants for preclinical studies, clinical trials and other research and development activities. We anticipate that the bulk of our expenses will continue to be denominated in U.S. dollars, the NIS or the British pound sterling. If the U.S. dollar fluctuates significantly against the NIS or the British pound sterling (to the extent we must make payments to Lonza) it may have a negative impact on our results of operations. In addition, non-U.S. dollar linked balance sheet items may create foreign exchange gains or losses, depending upon the relative dollar values of the non-U.S. currencies at the beginning and end of the reporting period, affecting our net income and earnings per share.

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

Our product candidates and the activities associated with their development, applications for regulatory approval, and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the U.S. and Europe. Failure to obtain approval of clinical trial applications, CTAs, in EU countries may delay or prevent us from developing our drugs in one or more jurisdictions. Similarly, failure to obtain marketing approval for a product candidate (NDA, BLA, or MAA) will prevent us from commercializing our product candidate. While our executives have experience with the IND, NDA, BLA, CTA and MAA processes, we expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing development and later marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. For example, new drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates with such an indication receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

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

Ceplene is approved by the EMA and registered in over 30 countries in Europe and Israel. It also has Orphan Drug status in both the EU and US for AML. The FDA however, refused to file the Ceplene NDA submission due to the lack of an Overall Survival primary endpoint in the study and the lack of an IL-2 treatment alone control arm. Based on new biologic and clinical findings that have been studied and analyzed since the last communication with the FDA, we are planning further formal discussions with the FDA regarding a path forward for registration in the U.S., including the reaching an agreement with the agency on a Special Protocol Assessment (SPA).

Azixa and crolibulin are still in early-mid-stage clinical development and the next steps are being considered. Once those are determined, discussions will ensue with the FDA regarding the developmental pathways for these drugs. Azixa has Orphan Drug status in the US for glioblastoma multiforme (GBM).

AmiKet has received Fast Track designation from the FDA for the treatment of chemotherapy-induced peripheral neuropathy (“CIPN”), which allows for guidance, rolling submission of NDA components and a shorter review cycle than with standard applications. However there is no guarantee that the FDA will not change its requirements or that the studies reviewed by FDA will be adequate for marketing approval.

NanomAbs are novel nano-therapeutics. Although the FDA and other regulatory authorities have approved nano-therapeutics in the past, the agency is monitoring whether nanotechnology-based therapeutics pose any specific health and human safety risks. While they have not issued any regulations to date, it is possible that the FDA and other regulatory authorities could issue regulations or establish policy positions in the future regarding nano-therapeutics that could adversely affect our product candidates.

With the recent approval of Blincyto (blinatumomab), a novel constructed bispecific T-cell engager monoclonal antibodies (BiTEs), the clinical and regulatory pathway for bispecifics drugs is now validated. However, as with all therapeutic antibodies, issues such as immunogenicity and possible inhibition of critical non-redundant biologic pathways must be considered regulatory risks.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) as part of the Health Care Reform Law, an abbreviated pathway for the approval of bio-similar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve bio-similar biologics, including the possible designation of a bio-similar as “interchangeable.” The FDA defines an interchangeable bio-similar as a product that, in terms of safety or diminished efficacy, presents no greater risk when switching between the bio-similar and its reference product than the risk of using the reference product alone. Under the BPCIA, an application for a bio-similar product cannot be submitted to the FDA until four years, or approved by the FDA until 12 years, after the original brand product identified as the reference product was approved under a BLA. The new law is complex and is only beginning to be interpreted by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that if any of our product candidates were to be approved as biological products under a BLA, such approved products should qualify for the 12-year period of exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period as proposed by President Obama, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a bio-similar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the bio-similar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

We may not be able to obtain orphan drug exclusivity for our product candidates, particularly for bertilimumab in bullous pemphigoid or for NanomAbs in certain less frequent cancer indications.

Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. One of our strategic assumptions is that we can obtain Orphan Drug Designation for bertilimumab in bullous pemphigoid, a disease with a patient population of less than 15,000 individuals in the U.S. and for certain formulations of NanomAbs in various cancer indications.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the U.S. and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Risks Related to Our Dependence on Third Parties

Any collaborations that we enter into could be important to our business. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We intend to enter into collaborations with other biopharmaceutical companies to develop NanomAbs based on therapeutic payloads and/ or ligands or antibodies from their product pipelines. We also intend to partner AmiKet for Phase III development and commercialization and bertilimumab after we achieve Phase II Proof of Concept although we currently have no agreement with any commercial partner and may never secure a commercial partner. If entered into, these collaborations are expected to generate funding for our research programs and may pose a number of risks, including the following:

•	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	collaborations may be terminated for the convenience of the collaborator and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;
•	collaborators may learn about our technology and use this knowledge to compete with us in the future;
•	results of collaborators’ preclinical or clinical trials could produce results that harm or impair other products using our technology;
•	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others; and
•	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

If any collaborations we enter into do not result in the successful development and commercialization of our products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to our product development, regulatory approval and commercialization also apply to the activities of our collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices (“GCPs”), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We do not have any manufacturing facilities that meet the FDA’s current cGMP requirements for the production of any product candidates used in humans. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for the commercial manufacture if any of our product candidates once they receive marketing approval. This reliance on third parties increases the risk that we may not have sufficient quantities of our product candidates on a timely basis or at all or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the U.S.. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for required raw materials used in the manufacture of our product candidates, including our lead product candidate bertilimumab. If our current contract manufacturer, Lonza, cannot perform as agreed, we may be required to replace such manufacturer and we may be unable to replace them on a timely basis or at all. Our contract with Lonza imposes restrictions, including additional payments if we elect to work with another contract manufacturer. Additionally, we have not yet secured cGMP manufacturers for NanomAbs, which may delay regulatory development toward an IND authorization and initial of clinical trials.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property rights will be critically important to the success of our business, and we may not be able to protect or enforce these rights in the U.S. or abroad.

We own or hold licenses to a number of issued U.S. patents and U.S. pending patent applications, as well as foreign patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the U.S. and in other countries for our product candidates, as well as the methods for treating patients in the product indications using these product candidates. Our ability to protect our product candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Even if our product candidates, as well as methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes.

In addition, we cannot guarantee that any patents issued from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the U.S. and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries offer different degrees of protection against use of the patented invention by others. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated, or circumvented. Our patents can be challenged by our competitors who can argue that our patents are invalid, unenforceable, lack utility, or sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. The Federal Food, Drug, and Cosmetic Act and FDA regulations and policies create a regulatory environment that encourages companies to challenge branded drug patents or to create non-infringing versions of a patented product in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage competitors to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor, providing a less burdensome pathway to approval.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
•	We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.
•	We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing on our intellectual property rights.
•	It is possible that our pending patent applications will not lead to issued patents.
•	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
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

In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.. If we fail to apply for intellectual property protection or if we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more effectively against us, which could adversely affect our competitive position, as well as our business, financial condition and results of operations.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S.. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a significant disadvantage in defending our intellectual property rights and in defending against claims that our technology infringes or misappropriates third party intellectual property rights. However, we may seek to use various post- grant administrative proceedings, including new procedures created under the America Invents Act, to invalidate potentially overly-broad third party rights. Even if we are able to defend our position, the cost of doing so may adversely affect our ability to grow, generate revenue or become profitable. Although we have not yet experienced any patent litigation, we may in the future be subject to such litigation and may not be able to protect our intellectual property at a reasonable cost, or at all, if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including Patent Office administrative proceedings, such as inter-party reviews, and reexamination proceedings before the USPTO or oppositions and revocations and other comparable proceedings in foreign jurisdictions. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Despite safe harbor provisions, third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents, of which we are currently unaware, with claims to materials, formulations, methods of doing research or library screening, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be published patent applications, which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license, limit our use, or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available to us on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, limit our use, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

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

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete. Because we operate in a highly technical field of research and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position

We license patent rights from third-party owners. Such licenses may be subject to early termination if we fail to comply with our obligations in our licenses with third parties, which could result in the loss of rights or technology that are material to our business.

We are a party to licenses that give us rights to third-party intellectual property that is necessary or useful for our business, and we may enter into additional licenses in the future. Under these license agreements we are obligated to pay the licensor fees, which may include annual license fees, milestone payments, royalties, a percentage of revenues associated with the licensed technology and a percentage of sublicensing revenue. In addition, under certain of such agreements, we are required to diligently pursue the development of products using the licensed technology. If we fail to comply with these obligations and fail to cure our breach within a specified period of time, the licensor may have the right to terminate the applicable license, in which event we could lose valuable rights and technology that are material to our business. If the licensor retains control of prosecution of the patents and patent applications licensed to us, we may have limited or no control over the manner in which the licensor chooses to prosecute or maintain its patents and patent applications and have limited or no right to continue to prosecute any patents or patent applications that the licensor elects to abandon. The loss of any such rights provided under our license agreements could materially harm our financial condition and operating results.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If we are unable to obtain licenses needed for the development of our product candidates, or if we breach any of the agreements under which we license rights to patents or other intellectual property from third parties, we could lose licensing rights that are important to our business.

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

We may need to obtain licenses to patents and other proprietary rights held by third parties to successfully develop, manufacture and market our drug products. As an example, it may be necessary to use a third party’s proprietary technology to reformulate one of our drug products in order to improve upon the capabilities of the drug product. If we are unable to timely obtain these licenses on reasonable terms, our ability to commercially exploit such drug products may be inhibited or prevented.

Risks Related to Our Business and Industry

We have a limited operating history and are heavily dependent on the success of our technologies and product candidates, and we cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. Because we only recently commenced operations, we have a limited operating history upon which you can evaluate our business and prospects. Also, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently generate no revenues from the sale of any drugs, and we may never be able to develop or commercialize a marketable drug.

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

Although we are planning for certain clinical trials relating to bertilimumab and AmiKet, we may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	obtaining IRB, approval at each site;
•	recruiting suitable patients to participate in a trial;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	developing and validating companion diagnostics on a timely basis, if required;
•	adding new clinical trial sites;
•	manufacturing sufficient quantities of product candidate for use in clinical trials; or
•	Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

Furthermore, we intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we intend to have agreements governing their committed activities, for which we will have limited influence over their actual performance.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (“DSMB”), for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Our experience in making acquisitions, entering collaborations and in-licensing product candidates is limited. We cannot assure you that any acquisition, collaboration or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions, collaborations and in-licenses. We cannot assure you that we would be able to successfully combine our business with that of acquired businesses, manage a collaboration or integrate in-licensed product candidates or that such efforts would be successful. Furthermore, the development or expansion of our business or any acquired business or company or any collaboration or in-licensed product candidate may require a substantial capital investment by us. We may use our securities as payment for all or a portion of the purchase price or acquisitions. If we issue significant amounts of our equity securities for such acquisitions, this would result in substantial dilution of the equity interests of our stockholders.

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

The time required to obtain approval from the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, review and approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere;
•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•	the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

We have not previously submitted a BLA or an NDA to the FDA or similar drug approval filings to comparable foreign authorities for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Our most rapid and cost effective access to market approval for NanomAbs depends on meeting the conditions for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, (“FFDCA”).

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

In both the U.S. and certain foreign jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. The U.S. government and other governments have shown significant interest in pursuing healthcare reform. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products under the Medicare program in the United States. This has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Healthcare Reform Law, was enacted. The Healthcare Reform Law substantially changes the way healthcare is financed by both governmental and private insurers. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payors.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and physicians may continue to rely on these treatments. In addition, many new drugs have been recently approved and many more are in the pipeline for the same diseases for which we are developing our product candidates. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	their efficacy, safety and other potential advantages compared to alternative treatments;
•	our ability to offer them for sale at competitive prices;
•	their convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement for our product candidates
•	the prevalence and severity of their side effects;
•	any restrictions on the use of our products together with other medications;
•	interactions of our products with other medicines patients are taking; and
•	inability of certain types of patients to take our product.

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

In the future, we expect to build a focused specialty sales and marketing infrastructure to market or co-promote some of our product candidates in the U.S. and potentially elsewhere, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

 Outside the U.S., we expect to rely on third parties to sell, market and distribute our product candidates. We may not be successful in entering into arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product-licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control, including possible price reductions, even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy period of time, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved for by the FDA or similar regulatory authorities outside the U.S.. Moreover, eligibility for reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We currently hold $3.0 million in clinical trial liability insurance coverage in the aggregate and per incident, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Common Stock

In the event that we elect to pay dividends or conversion premiums related to our outstanding Series D convertible preferred stock in the form of common stock instead of cash, our existing stockholders could be diluted.

Although the $12.0 million Series D convertible Preferred Stock represents the issuance of 4.8 million shares of common stock at a $2.50 fixed conversion price, we may decide to pay the dividends or conversion premiums in the form of common stock instead of cash.  To the extent we issue shares of common stock in payment of the conversion premiums, or elect to pay dividends on the Series D Preferred Stock in the form of our common stock rather than cash, such issuances would significantly dilute the ownership interests of existing stockholders. During the year ended December 31, 2015, Discover converted 300 shares of Series D Preferred Stock for a total of 1.2 million common shares and an additional 3.3 million common shares were issued as payment of dividends and conversion premium.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments related to our existing or any future collaboration;
•	regulatory or legal developments in the U.S. and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business or us. Three analysts in the U.S. and one in Sweden currently cover our stock. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target animal studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

The Series D Preferred Stock bears an accrued annual dividend rate of 8.0% per annum, based on the stated value of $10,000 per share, which may range from 0% to 15% payable in cash or, at our option and subject to the satisfaction of certain conditions, in shares of common stock, based on certain adjustments and conditions, including changes in the volume weighted average price of the Company’s common stock. Upon conversion, we shall pay the holders of the Series D Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise issued if they had been held through the 6 and one half-year maturity date of the Series D Agreement. Dividends on the Preferred Stock will accrue from the date of issuance until maturity and be paid on the date of conversion thereof.

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

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market LLC (“NASDAQ”), our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the NASDAQ. We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company’s common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a "compliance period" of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.

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

On January 5, 2016, we received a notification letter from NASDAQ informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share. This notice has no immediate effect on our NASDAQ listing and we have 180 calendar days, or until July 5, 2016, to regain compliance. To regain compliance, the closing bid price of our securities must be at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by July 5, 2016, we may be eligible for additional time to regain compliance or if we are otherwise not eligible, we may request a hearing before a hearings panel.

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

In addition to our U.S. operations, we have operations in Israel through our wholly owned subsidiary, Immune Pharmaceuticals Ltd., and may have other such international operations in the future. We face risks associated with our operations in Israel, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We are also conducting and in the future plan to continue to conduct clinical trials of product candidates in Israel. We are subject to numerous risks associated with international business activities in Israel and elsewhere, including:

•	compliance with differing or unexpected regulatory requirements for our products;
•	compliance with Israeli laws with respect to our wholly owned subsidiary, Immune Ltd.;
•	difficulties in staffing and managing foreign operations;
•	foreign government taxes, regulations and permit requirements;

•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;
•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues;
•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;
•	changes in diplomatic and trade relationships; and
•	challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In February 2015, the Company’s corporate headquarters was relocated to New York, NY under a lease agreement with Alexandria Real Estate, which expires in 2020. On August 13, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for lab space and offices for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space, as amended, is $30,000 per month, subject to annual rent escalations. On January 15, 2016, Immune Ltd. signed a one year lease agreement with a renewal option for an additional year for new office space in Israel For the years ended December 31, 2015 and, 2014, the Company recorded rent expense of $0.4 million and $0.2 million, respectively.

ITEM 3. LEGAL PROCEEDINGS

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. During the year ended December 31, 2015, in connection with the trial, the Company incurred approximately $0.5 million of legal costs, $0.2 million which were settled in cash, and 116,594 shares of stock, with a fair value of $0.2 million which is included in general and administrative expenses in the consolidated statements of operations. The Company issued an additional 40,000 shares on April 1, 2015 with a fair value of $70,000 to settle current outstanding legal costs. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial and on October 9, 2015; the plaintiffs filed a notice of appeal to the court. No ruling has been made by the court on plaintiff’s motion.

In October 2014, the Company received a written demand from a former lender (“Lender”), for $9.1 million which was based on an agreement with Immune Ltd., from 2011, relating to a loan of $0.3 million, which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. The Company currently estimates that its future loss would range between $0.3 million (as accrued for) to $1.0 million, which if determined to be payable to Lender, the Company believes would be likely settled in common stock. The Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter is initiated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock has been listed on The NASDAQ Capital Market under the symbol “IMNP” since August 21, 2014. Prior to August 21, 2014, the Company’s common stock was quoted on the OTCQX under the symbol “IMNP.” The last reported sale price for the Company’s common stock on March 24, 2016 was $0.46 per share.

The table below sets forth closing information on the range of high and low sales prices for the Company’s common stock as reported by The NASDAQ Capital Market since August 21, 2014 and the high and low bid prices for the Company’s common stock as reported on the OTCQX prior to August 21, 2014, during the periods indicated.

	High	Low
2015
First Quarter	$2.32	$1.50
Second Quarter	2.28	1.69
Third Quarter	1.97	1.02
Fourth Quarter	1.54	0.61

2014
First Quarter	$5.65	$2.04
Second Quarter	5.21	2.51
Third Quarter	4.25	2.50
Fourth Quarter	3.29	1.81

Stockholders

As of March 24, 2016, there were approximately 89 stockholders of record of the Company’s 35,985,761 outstanding shares of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

The Company has never declared or paid dividends on its common stock and does not anticipate paying any cash dividends on the Company’s capital stock in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of the Company’s Board of Directors and will depend on applicable law and then-existing conditions, including the Company’s financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors the Company’s Board of Directors may deem relevant. In addition, the Company’s ability to pay cash dividends is currently prohibited by the terms of its credit facility with Hercules Capital. The Company currently intends to retain all available funds and any future earnings to fund the development and growth of its business.

 However, the Company’s Series D Preferred Stock bears an accrued annual dividend rate of 8.0% per annum, based on the stated value of $10,000 per share, which may range from 0% to 15%, based on certain adjustments and conditions, including changes in the volume weighted average price of the Company’s common stock. Dividends on the Preferred Stock will accrue from the date of issuance until maturity and will be paid on the date of conversion thereof. As of December 31, 2015, the dividend rate of the Series D Preferred Stock was 15%.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

On November 24, 2015, the Company issued to a consultant 117,647 shares of common stock for services performed.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the Company’s consolidated financial statements (including notes to the consolidated financial statements) and the other consolidated financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Some of the information contained in this discussion and analysis, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this report, actual results may differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune”, “we”, “us”, “our” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development and commercialization of novel targeted therapeutics in the fields of immuno-inflammation and immuno-oncology. The Company focuses on a precision medicine approach to treatment of diseases by incorporating methods for better patient selection in its clinical trials and the potential for development of companion diagnostics. The Company’s Immuno-inflammation product pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, a key regulator of immuno-inflammation, a portfolio of clinical-stage immune oncology products and NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis.

The Company’s current product portfolio is summarized in the table below:

Product(s)/ Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights
BERTILIMUMAB	Bullous Pemphigoid	Phase II	Immune (Worldwide)

	IBD (Crohn's and ulcerative colitis)	Phase II	Immune (Worldwide)
	Atopic Dermatitis	Phase I/II	Immune (Worldwide)
	NASH	Phase I/II	Immune (Worldwide)
NANOCYCLO (cyclosporin-A)	Atopic Dermatitis, Psoriasis	Preclinical	Immune (Worldwide)

IMMUNO-ONCOLOGY

Crolibulin	Solid Tumors	Phase II	Immune (Worldwide)
Azixa	Glioblastoma multiforme	Phase II	Immune (Worldwide)
NanomAbs	Solid Tumors	Preclinical	Immune (Worldwide)
Bispecific Antibodies	Oncology	Preclinical	Immune (Worldwide)
Ceplene	Acute Myeloid Leukemia (in combination witj IL-2	Phase III/ (marketed in the EU by Meda AB)	Immune (Americas, Israel), Meda (EU, RoW)

OTHER/ PAIN
AmiKet	Neuropathic Pain	Phase III (Ready)	Immune (Worldwide)
LidoPAIN	Pain	Phase II	Immune (Worldwide)

The Company’s immuno-oncology pipeline includes Ceplene, a first-in-class small molecule targeting the Histamine-2 Receptor to overcome immunosuppression in Acute Myeloid Leukemia (“AML”) and potentially other malignancies. Ceplene has completed Phase III clinical trials and is approved by the European Medicines Agency and in Israel and is marketed by Meda AB. Azixa and crolibulin are Phase II clinical stage vascular disrupting agents. NanomAbs, is a technology platform that allows the targeted delivery of chemotherapeutics into cancer cells; and a novel technology platform for the construction of bispecific antibodies for immunotherapies. The Company continues to review opportunities relating to the Company’s non-core assets for the treatment of neuropathic pain.

Strategy

Immune’s goal is to be a leading biotechnology company focused on the discovery, development and commercialization of novel immunotherapies for the treatment of diseases that currently lack effective therapies. The Company’s work targets are primarily in severe inflammatory diseases in dermatology and gastro-enterology and cancer. The Company plans to achieve this by;

•	unlocking the value of its pipeline by allowing financing of specific asset groups such as but not limited to Immuno-Oncology through the establishment of independently funded asset-centric subsidiaries;
•	Securing scientific expert collaborative partnerships with academia to develop its products;
•	accelerating clinical development of its products;
•	expanding its product portfolio through targeted acquisitions and through the development of new drug candidates utilizing the Company’s proprietary nanoparticle and bispecific technologies; and
•	securing collaborative partnerships with other companies to co-develop and commercialize its products.

Business and Recent Developments

On March 22, 2016, the Company announced the publication of preclinical data in support of its bispecific antibody platform in the Journal of Immunology by Dr. Jean Kadouche, scientific co-founder of Immune, and other collaborators from a consortium of academic centers. The authors described the design and validation of a novel platform for the production of tetravalent IgG1-like bispecific antibodies, including final in-vivo proof-of-concept data for the benchmark molecule targeting human leukocyte antigen class II histocompatibility antigen and cluster of differentiation 5 (“HLA-DR/CD5”) protein. This work has been funded in part by a European grant to the collaborative European consortium.

On March 17, 2016 the Company announced that new clinical pharmacology and outcomes data will be presented by Prof. Kristoffer Hellstrand, Dr. Anna Martner and their scientific colleagues from the University of Gothenburg, Sweden and Università di Roma, Italy, at the upcoming American Association of Cancer Research annual conference to be held April 16-20 in New Orleans. Results of a post-marketing clinical study using Ceplene in patients with AML will be presented at the conference. The study showed that immunotherapy with Ceplene and low-dose IL-2 led to a re-distribution of cytotoxic T-cell subsets in blood towards a tumor-killing phenotype. These immunological properties of Ceplene/IL-2 therapy significantly predicted clinical outcomes such as relapse and survival. The results illustrate the potential for the use of T-cell biomarkers to accurately predict the efficacy of Ceplene/IL-2 in patients with AML, and to focus treatment on those patients most likely to benefit.

On February 24, 2016, Immune announced publication of new data on the role of eotaxin-1 in Ulcerative Colitis and Crohn's Disease. The article, published in Digestive Disease Science, presented results of an observational clinical study intended to characterize serum and intestinal wall eotaxin-1 levels in inflammatory bowel disease (“IBD”) patients, and explored the effect of targeting eotaxin-1 by specific antibodies in an animal IBD model. These studies were conducted under the oversight of Professor Eran Goldin, Chairman of the Digestive Diseases Institute at Shaare Zedek Medical Center of the Hebrew University School of Medicine in Jerusalem, and supported in part by an unrestricted grant from the Company.

On February 10, 2016 the Company announced that it had filed a patent application directed to the treatment of AML and other cancers. The new invention provides methods of treating cancer by administration of Ceplene (histamine dihydrochloride) in combination with immune checkpoint inhibitors. The new invention also provides methods of predicting the efficacy of Ceplene and IL-2 therapy in patients with AML.

On January 1, 2016, Immune Pharmaceuticals Inc., through its wholly owned subsidiary, Immune Pharmaceuticals Ltd. (“Immune Ltd.”) entered into a definitive research and license agreement with BioNanoSim Ltd., (“BNS”). The license was entered into pursuant to an existing binding MOU, dated June 10, 2015, by and between the Company and Yissum. Under the license, the Company obtained from BNS an exclusive, worldwide sublicense, with a right to further sublicense, for the development, manufacturing and commercialization of certain inventions and research results regarding Yissum’s patents in connection with nanoparticles for topical delivery of cyclosporine-A (Nanocyclo), for all topical skin indications. In consideration for the License, the Company will pay BNS the following payments throughout the term of the License:

•	an annual maintenance fee of $30,000, commencing on January 1, 2021, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year;
•	a license fee in the amount of $0.5 million, to be paid in four equal installments to be made between January 4, 2016 and October 1, 2016; and

•	royalties on net sales of products (as such term is defined in the License) by the Company in the amount of up to 5%, subject to certain possible reductions in certain jurisdictions.

Sublicense fees in the amount of 18% of any non-sales related consideration received by the Company from a sublicense or an option to receive a sublicense for the products and/or the licensed technology (as such terms are defined in the license); and milestones payments of up to approximately $4.5 million and 250,000 shares of the Company’s common stock upon the achievement of certain regulatory, clinical development and commercialization milestones, though in the event that the Company receives consideration from a sublicensee for any such milestones, the Company will pay to BNS the higher of either (a) the amount of the particular milestone payment or (b) the amount of the sublicense fees that are due for such sublicensee consideration paid to the Company. In addition, the Company shall reimburse BNS within 60 days for expenses relating to patent fees and will sponsor a 12-month research program to prepare the program for investigational new drug (“IND”) submission.

On December 28, 2015, the Company entered into an exclusive license with Atlante Biotech SAS (“Atlante”) to the patents and know-how for a new format of bispecific antibodies. The research and development (“R&D”) work on the bispecific antibodies will be performed in Immune's recently established Immunology R&D unit at the Alexandria Center for Life Sciences in New York City, NY, under the leadership of Dr. Boris Shor, Executive Director of R&D, who joined the Company from Pfizer Oncology. In recently presented data, the platform prototype bispecific antibody was shown to retain effector functions and mediate redirect killing of target cells by cytokine induced killer T cells. The bispecific antibody demonstrated direct anti-cancer effects in vitro, as well as in vivo anti-tumor activity and improved survival in a mouse xenograft model of disseminated leukemia. A collaborative European consortium led by Dr. Jean Kadouche from Atlante, and funded by a European grant developed the novel platform for production of tetravalent IgG1-like bispecific antibodies.

On November 19, 2015, the Company announced two new additions to its leadership team with the appointment of Miri Ben-Ami, M.D., President of Immune Pharmaceuticals Ltd and Executive Vice President (EVP), Oncology; and Monica E. Luchi, M.D., FACR, MBA to EVP Global Drug Development, Chief Medical Officer. On December 7, 2015 the Company announced that it has appointed G. John Mohr as Senior Vice President of Business Development and a member of the Immune Executive Committee. In this role, Mr. Mohr will be responsible for overseeing alliance and business development activities for the Company. In January 2016 Mark Levitt, MD, PhD joined the Company as Senior Vice President, Clinical Affairs, Oncology.

On November 9, 2015, the Company announced that the FDA had cleared an IND application in the U.S. to allow the Company to begin recruiting for its Phase II clinical trial with bertilimumab, for the treatment of bullous pemphigoid (“BP”), a rare autoimmune skin disease known to have increased eotaxin-1 levels in serum and blister fluids. On November 17, 2015, the Company announced that the first patient has been enrolled into the Phase II clinical trial evaluating the safety and efficacy of its first-in-class fully human monoclonal antibody, bertilimumab in UC.

In September 2015, the Company announced that Boris Shor, Ph.D. joined the Company as Executive Director, R&D and Scientific Partnerships and Dr. Shor will be establishing and directing a new immunology research laboratory at the Alexandria Center for Life Science in New York City for Immune, at the Company's headquarters.  He will lead translational research efforts to support the development of the company's lead clinical stage candidate, bertilimumab, as well as the discovery and development of pipeline drugs utilizing NanomAbs®, antibody nano-conjugates for the targeted delivery of cancer drugs.

On August 7, 2015, Melini Capital Corp (“Melini”) agreed to extend the revolving line of credit to the Company until September 30, 2015. On October 14, 2015, Melini agreed to extend the revolving line of credit until November 30, 2016. In October 2015, the Company paid a fee of $0.3 million to Melini as reimbursement for direct financial and administrative expenses accrued for the maintenance of the line of credit from April 2014 to March 2016. To date, no amounts have been drawn under the revolving line of credit. Any amounts borrowed under the revolving line of credit are required to be repaid by the November 30, 2016 maturity date.

On July 29, 2015, the Company announced that it had secured financings (“July 2015 Financing”) of up to $21.5 million through two financing agreements. The first, with Hercules Capital ("Hercules"), was for a term loan of $4.5 million (“Hercules Loan”) with the option to draw down additional capital of up to $5.0 million prior to June 15, 2016, subject to certain clinical milestones and other conditions. The second agreement, with mutual fund Discover Growth Fund (“Discover”), for the sale to Discover of newly created Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) was for up to $12.0 million in gross proceeds to the Company. On July 29, 2015, the Company received $13.5 million in gross proceeds: $9.0 million from Discover through the issuance and sale of 947 shares of its Series D Preferred Stock and $4.5 million from Hercules, following the execution of the two agreements. On September 29, 2015, pursuant to the Stock Purchase Agreement with Discover and upon the satisfaction of the closing conditions included therein, the Company issued and sold 316 shares of its Series D Preferred Stock for total gross proceeds of $3.0 million, which the Company received on September 29, 2015. The Company repaid the MidCap Financial Trust (“MidCap”) $2.1 million senior secured term loan from the proceeds of the financings plus prepayment fees of $0.5 million.

On July 16, 2015, the Company entered into Securities Exchange Agreements (the “Exchange Agreements”) with certain holders (the “Holders”) of all of their shares of Series C 8% Convertible Preferred Stock, (the “Series C Preferred Stock”), pursuant to which the Company agreed to issue the Holders an aggregate of 2.25 million shares of the Company’s common stock and five-year warrants to purchase an aggregate of up to 431,457 shares of Common Stock, at an exercise price of $3.00 per share and exercisable commencing six months following the date of issuance. In exchange, the Holders’ agreed to exchange an aggregate of 2,286 shares of Series C Preferred Stock, originally issued by the Company on March 14, 2014, including any accrued but unpaid dividends payable thereon (the “Exchange”), pro rata to each Holder’s Preferred Stock ownership. The shares of common stock were issued in reliance on the exemption from the registration contained in Section 3(a)(9) of the Securities Act for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. In addition, in July 2015, Daniel G. Teper, the Company’s Chief Executive Officer, and Daniel Kazado, the Chairman of Immune’s Board of Directors converted an aggregate of 32 Series C Preferred Stock into an aggregate of 23,561 shares of Immune’s common stock pursuant to the original terms of the Series C Preferred Stock. As of December 31, 2015, no shares of the Company’s Series C Preferred Stock remained outstanding.

On June 25, 2015, the Company entered into a definitive research and license agreement with Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (“Yissum). Under the license, the Company has obtained an exclusive, worldwide license from Yissum, with certain sublicensing rights, to make commercial use of certain of Yissum’s patents and know-how in connection with a topical nano-formulated delivery of AmiKet for the development, manufacturing, marketing, distribution and commercialization of products based on the technology. In consideration for the license, the Company will pay Yissum the following payments throughout the term of the license:

•	an annual maintenance fee of $30,000 commencing on June 25, 2020, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year;
•	royalties on net sales of products (as such term is defined in the license) by the Company in the amount of up to 3%, subject to certain possible reductions in certain jurisdictions;
•	milestones payments of up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestone; and
•	reimbursement of related patent fees.

Furthermore, the Company will fund an annual research program in the amount of approximately $0.4 million annually, plus VAT and any applicable taxes, commencing on October 1, 2015 (or such other time as mutually agreed between the parties). The results of the research, including any patents or patent applications shall automatically be licensed to the Company. During the year ended December 31, 2015, the Company accrued the first installment of the annual research fee of $0.2 million.

Results of Operations

The Company’s Management believes that Immune will continue to incur losses for the immediate future. Therefore the Company may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain its operations until it can achieve profitability and positive cash flows from operating activities, if ever. The Company’s future depends on the costs, timing, and outcome of regulatory reviews of its product candidates and the costs of commercialization activities, including product marketing, sales and distribution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Year ended December 31, 2015 compared to the year ended December 31, 2014

Revenues ($ in thousands)

	Years ended December 31,
	2015	2014	Change

Revenue	$-	$2	$(2)

The Company recorded no revenue during the year ended December 31, 2015. Revenue for the year ended December 31, 2014 was $2,000, which was primarily derived from royalties on licensed patents. The Company has devoted substantially all of its financial resources and efforts to developing bertilimumab, the Company’s Phase II drug candidate, for the treatment of inflammatory diseases and NanomAbs, the Company’s platform for the targeted delivery of cancer drugs, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. The Company is still in the early stages of development of its product candidates, and it has not completed the development of bertilimumab, NanomAbs or other drug candidates. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense ($ in thousands)

	Years ended December 31,
	2015	2014	Change

Research and development	$5,935	$5,640	$295

R&D expenses increased by $0.3 million or 5% during the year ended December 31, 2015 to $5.9 million compared with $5.6 million during the year ended December 31, 2014. The increase was mainly due to an increase in outsourced consulting services, related to the Phase II clinical trials of bertilimumab.

General and administrative expense ($ in thousands)

	Years ended December 31,
	2015	2014	Change

General and administrative	$9,789	$10,725	$(936)

General and administrative expense decreased by approximately $0.9 million or 9% during the year ended December 31, 2015 to $9.8 million, compared with $10.7 million during year ended December 31, 2014. The decrease was primarily due to a reduction in stock compensation expense of $2.6 million due to the vesting of shares issued to consultants in 2014. These reductions were partially offset by increased salaries due to the moving of the Company’s headquarters to New York in 2015.

Non-operating expense ($ in thousands)

	Years ended December 31,
	2015	2014	Change

Non-operating expense	$1,433	$7,187	$(5,754)

Non-operating expense amounted to $1.4 million during year ended December 31, 2015 compared with non-operating expense of $7.2 million during year ended December 31, 2014, a decrease of $5.7 million.

Non-operating expense for the year ended December 31, 2015 consisted of interest expense of $0.8 million primarily relating to cash interest paid and amortization of the debt discount for the Company’s loan and security agreement with Hercules and the senior secured term loan with Midcap, loss on the change in fair value of derivative liability instrument of $0.1 million and loss on extinguishment of debt of $0.5 million. The loss on the change in fair value of derivative liability instrument of $0.1 million for the year ended December 31, 2015 represents the change in fair value of the Hercules warrants issued in conjunction with the Hercules loan and security agreement and the change in fair value of the derivative liability associated with the Discover Series D Preferred Stock. In conjunction with the repayment of the MidCap senior secured term loan during 2015, the Company recorded a loss on extinguishment of debt of $0.5 million, which primarily represented early termination fees related to the repayment of the MidCap loan.

Non-operating expense for the year ended December 31, 2014 consisted of interest expense of $3.4 million primarily due to a $2.2 million charge for the accelerated vesting of restricted stock recorded as debt issuance costs and $0.7 million of debt discount expensed due to the conversion of the November 2014 convertible promissory note. Non-operating expense also included $3.1 million in warrant amendment expense in conjunction with the amendment of the March 2014 Warrants. In addition, non-operating expense included a $0.6 million loss on the change in the fair value of derivative liability instrument. The change in the derivative liability was mainly influenced by changes in the price of the Company’s common stock price during the period. On August 13, 2014, pursuant to an amendment agreement, the Company and all of the holders of March 2014 Warrants agreed to amend and restate the March 2014 warrants to remove all anti-dilution provisions. As a result of the removal of the anti-dilution provision, the Company was no longer required to fair value and mark to market the March 2014 warrants.

Deemed Dividend

The Company recorded approximately $7.0 million in deemed dividend for the year ended December 31, 2015. The Series D Preferred Stock accrues dividend and contains a conversion premium that may be settled in cash or stock. For the year ended December 31, 2015, the Company recorded approximately $5.4 million in deemed dividend primarily related to the conversion of its Series D Preferred Stock. In addition the Company recorded approximately $1.6 million in deemed dividend also primarily related to the conversion of its Series C Preferred Stock for the year ended December 31, 2015.

In 2014, the Company accounted for the amendment of its Preferred C Stock, classified as mezzanine equity prior to such amendment, as a modification of terms, as the additional fair value granted to investors for such modification was less than 10% of pre-amendment value of Preferred C Stock. As such, on June 23, 2014, the Company recognized the value of June 2014 Warrants, in the total amount of $0.4 million as a deemed dividend. In addition, an accrued dividend liability for investors of Preferred C Stock of $20.3 million for the year ended December 31, 2014 was recorded as a deemed dividend. Furthermore, in September 2014, the Company’s Board of Directors agreed to extend the expiration date of 235,333 warrants, at an exercise price of between $3.36 and $4.20 until December 31, 2015. As a result, the Company recorded the incremental value of $0.2 million as a deemed dividend.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as at December 31, 2015 and December 31, 2014 ($ in thousands):

	As of	As of
	December 31,	December 31,
	2015	2014	Change

Cash and cash equivalents	$4,543	$6,767	$(2,224)
Working capital deficit	$(1,370)	$(530)	$(840)
Notes and loans payable, current portion	$(997)	$(2,011)	$1,172

The Company believes that its available cash as of the date of this filing may not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to raise capital, the potential exercise for cash of warrants and options, the Company’s ability to monetize assets, the receipt of grants and access to an established credit line. The Company has limited capital resources and its operations have been funded by the proceeds of equity and debt offerings.  The Company has devoted substantially all of its cash resources to R&D programs and incurred significant general and administrative expenses to enable it to finance and grow its business and operations. To date, the Company has not generated any significant revenues and may not generate any such revenue for a number of years, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities. In addition the Company could be forced to delay or discontinue certain or all product developments, and forego attractive business opportunities.

At December 31, 2015, the Company had working capital deficit of approximately $1.4 million. Accumulated deficit amounted to $63.0 million and $45.8 million at December 31, 2015 and December 31, 2014, respectively. Net loss for the years ended December 31, 2015 and 2014 was $17.2 million and $23.6 million, respectively. Net cash used in operating activities was $13.9 million for both years ended December 31, 2015 and 2014. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of December 31, 2015, the Company had cash and cash equivalents of $4.5 million.

The Company has historically funded its operations primarily through debt, the sale of its securities, including sales of common stock, convertible notes, preferred stock and warrants. During 2015, the Company raised a total of up to $21.5 million through two financing agreements. The first, on July 29, 2015 with Hercules, was for a term loan of $4.5 million with the option to draw down additional capital of up to $5.0 million prior to June 15, 2016, subject to certain clinical milestones and other conditions, for which no additional capital has been drawn as of December 31, 2015. The second on July 28, 2015, was with Discover through the issuance and sale of 947 shares of the Company’s Series D Preferred Stock for gross proceeds of $9.0 million. On September 29, 2015, pursuant to the Stock Purchase Agreement the Company issued and sold an additional 316 shares of its Series D Preferred Stock, for a total gross proceeds of $3.0 million. The Company repaid the MidCap $2.1 million senior secured term loan and an early termination fee of $0.5 million from the proceeds of the July 2015 financings.

The Company will require additional financing in fiscal 2016 in order to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, partner out or eliminate some or all of its R&D programs, which could result in an impairment of the Company’s intangible assets and have a material adverse impact on its financial condition and results of operation. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2016. The Company anticipate that it will continue to issue equity and/or debt securities as a source of liquidity, when needed, until its able to generate positive cash flow to support its operations. The Company cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance the Company will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will ever generate positive cash flow. In addition, the Company may partner or license the Company’s assets, which may allow for additional non-dilutive financing in the future. The Company has previously received grants in Israel and may receive additional grant funding in 2016. The Independent Registered Public Accounting Firms’ Reports issued in connection with the Company’s audited consolidated financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern.”

Funding Requirements

The Company’s future financing requirements will depend on many factors, some of which are beyond the Company’s control. Factors affecting the Company’s financing requirements include, but are not limited to:

•	the rate of progress and cost of the Company’s clinical trials, preclinical studies and other discovery and research and development activities;
•	the timing of, and costs involved in, seeking and obtaining marketing approvals for the Company’s products, and in maintaining quality systems standards for the Company’s products;
•	The Company’s ability to manufacture sufficient quantities of its future products to meet expected demand;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, litigation costs and the results of litigation;
•	The Company’s ability to enter into collaboration, licensing or distribution arrangements and the terms and timing of these arrangements;
•	the potential need to expand the Company’s business, resulting in additional payroll and other overhead expenses;
•	the potential need to acquire, by acquisition or in-licensing, other products or technologies; and
•	the emergence of competing technologies or other adverse market or technological developments.

Future capital requirements will also depend on the extent to which the Company acquires or invests in additional complementary businesses, products and technologies. The Company’s strategy to fund its operations is to monetize its multiple asset groups, raise capital, and the potential exercise for cash of warrants and options. The Company’s strategy to fund its operations is to monetize its multiple asset groups either through partnerships, asset-centric subsidiaries or joint ventures, raise capital, and the potential exercise for cash of warrants and options. On March 30, 2016, the Company executed a binding term sheet with Regatta Select Healthcare LLC (“Regatta”) whereby Regatta shall purchase up to 3.5 million shares of the Company’s common stock over a twelve-month term at the discretion of the Company.

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below ($ in thousands):

	For the year ended December 31,
	2015	2014	Change

Net cash used in operating activities	$(13,906)	$(13,864)	$(42)
Net cash (used in) provided by investing activities	$(177)	$117	$(294)
Net cash provided by financing activities	$11,859	$20,465	$(8,606)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2015 was unchanged at $13.9 million compared with net cash used in operating activities of $13.9 million used in the year ended December 31, 2014. The Company’s increased operating cash outflows was driven by continued R&D spending on its lead drug candidate bertilimumab, and general and administrative spending resulting from relocation of corporate headquarters to New York, NY and related staffing needs. It also reflected lower accrued expenses for the year ended December 31, 2015. Net cash used in operating activities for the year ended December 31, 2014 was also $13.9 million. The Company’s increased operating cash outflows was primarily due to the settlement of liabilities assumed as part of the Merger, as well as repayment of accrued payments to vendors and related parties delayed up until the closing of the March 2014 Financing.

The Company’s net cash used in operating activities could increase if it engages in future business development activities. As the Company expects to move towards revenue generation in the future, the Company expects that these amounts will be offset over time by the collection of revenues.

Investing Activities

During the year ended December 31, 2015, the Company’s net cash used in investing activities was $0.2 million, primarily driven by the acquisitions of office and laboratory equipment. During the year ended December 31, 2014, the Company’s net cash provided by investing activities amounted to $0.1 million and included the acquisitions of office equipment offset by a decrease in restricted cash. The Company expects that net cash used in investing activities will increase should it acquire additional intellectual property, assets and invest surplus cash, according to the Company’s investment policy.

Financing Activities

For the year ended December 31, 2015, the Company’s net cash provided by financing activities was $11.9 million. This was primarily comprised of proceeds from the Company’s July 2015 Financing, which included proceeds from the issuance of the Series D Preferred Stock of $12.0 million and proceeds from the loan and security agreement with Hercules of $4.5 million. This was partially offset by the repayment of the Midcap senior secured term loan in the amount of $3.2 million and the payment of $1.6 million in financing costs related to the July 2015 financing. For the year ended December 31, 2014, net cash provided by financing activities included cash provided by the March 2014 Financing, the private placements in August and September of 2014, the November 2014 underwritten public offering, the November 2014 convertible promissory note, and the exercise of options and warrants totaling of $22.5 million, and repayment of loans of $1.5 million.

The Company has historically funded its operations primarily through the sale of its debt and equity securities. The Company anticipates issuing equity and/or debt as a source of liquidity, when needed, until it starts generating positive cash flow to support its operations. The Company cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms.

Critical Accounting Policies and Estimates

Immune's discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and related disclosures in compliance with U.S. GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies involves judgments regarding future events, including the likelihood of success of particular product candidates, regulatory challenges, and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

On an ongoing basis, the Company evaluates these estimates, utilizing historic experience, consultation with experts and other methods the Company considers reasonable. In any event, actual results may differ substantially from the Company's estimates. Any effects on the Company's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the information that gives rise to the revision becomes known.

Immune's significant accounting policies are summarized in Item 15 — Note 3, Summary of Significant Accounting Policies, Note 4, Derivative Financial Instruments and Note 5, Fair Value Measurements to the Consolidated Financial Statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain.

Accounting Policy	Judgments/Uncertainties Affecting Application
Derivative Instruments	Assumptions used in valuation techniques
Assumptions used in forecasting borrowings
Market maturity and economic conditions
Contract interpretation
Income Taxes and Valuation Allowance for Deferred Tax Assets	Ability to be sustained upon audit examination of taxing authorities
Interpret existing tax statute and regulations upon application to transactions
Ability to utilize tax benefits through carry backs to prior periods and carry forwards to future periods
Impairment of Long Lived Assets	Recoverability of investment through future operations
Regulatory and political environments and requirements
Estimated useful lives of assets
Estimates of future cash flows
Estimates of fair value
Judgment about triggering events indicating impairment
Intangible Assets	Estimated useful lives for intangible assets
Judgment about impairment triggering events
Estimates of fair value
Fair value estimate of intangible assets acquired in business combinations
Contingencies	Estimated financial impact of event(s)
Judgment about likelihood of event(s) occurring
Regulatory and political environments and requirements

Recent Accounting Pronouncements

See Item 15 — Note 3, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting developments.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had no off-balance sheet arrangements. Immune has no guarantees or obligations other than those, which arise, out of the Company’s ordinary business operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Immune’s management, with the participation and supervision of its Chief Executive Officer and Principal Financial Officer, are responsible for the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Immune’s management, including its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, Immune’s management concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in the Company’s internal control over financial reporting as of December 31, 2015 (discussed in paragraph (b) to this Item 9A), which the Immune’s management views as an integral part of the Company’s disclosure controls and procedures.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Immune’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting: segregation of duties issues due to lack of sufficient accounting and finance personnel and lack of a sufficient technology infrastructure to support the financial reporting function.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Because of the material weaknesses described above, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on those criteria.

During the year ended December 31, 2015, the Company’s management undertook the following actions that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting and to remediate the material weaknesses in the Company’s 2015 Annual Report on Form 10-K. Remediation efforts will continue through the next several financial close cycles until such time as management is able to conclude that its remediation efforts are operating and effective:

•	The Company hired a senior level VP of Finance, Controller, Chief Accounting Officer with expertise in applying complex accounting and financial reporting and disclosure rules required under U.S. GAAP and SEC reporting regulations.
•	The Company moved its accounting and financial reporting from Israel to the U.S.

•	In October 2015, the Company purchased the license to a new accounting general ledger system, which will be implemented in first quarter of fiscal 2016.
•	The Company has hired consultants during the year ended December 31, 2015 to help document the Company’s internal control environment.

(c)	Changes in Internal Controls

Except for the remediation measures described above, there were no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of the Company’s last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by this Item may be found in the Immune’s definitive Proxy Statement in connection with the Company’s 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by this Item may be found in Immune’s definitive Proxy Statement in connection with the Company’s 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Officer and Director Compensation” and “Management and Corporate Governance” and is incorporated by reference in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item may be found in Immune’s definitive Proxy Statement in connection with the Company’s 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item may be found in Immune’s definitive Proxy Statement in connection with the Company’s 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” and is incorporated by reference in this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by this Item may be found in Immune’s definitive Proxy Statement in connection with the Company’s 2015 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm” and is incorporated by reference in this Item 14.

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
2.1

Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, by and among EpiCept Corporation, EpiCept Israel Ltd. and Immune Pharmaceuticals Ltd.; Amendment to Merger Agreement and Plan of Reorganization, dated as of November 27, 2012; Amendment No. 2 to Merger Agreement and Plan of Reorganization, dated as of February 11, 2013; Amendment No. 3 to Merger Agreement and Plan of Reorganization, dated as of March 14, 2013; and Amendment No. 4 to Merger Agreement and Plan of Reorganization, dated as of June 17, 2013; (incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on June 18, 2013).

2.2

Agreement and Plan of Merger, dated as of September 6, 2005, among EpiCept Corporation, Magazine Acquisition Corp. and Maxim Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Maxim Pharmaceuticals Inc.’s Current Report on Form 8-K filed with the SEC on September 6, 2005).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2008).
3.2	Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009).
3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January14, 2010).
3.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2013).
3.5

Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014).

3.6

Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014).

3.7	Certificate of Designations of Preferences, Rights and Limitations of Series D Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2010).
4.4	Common Stock Purchase Warrant, dated August 23, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 11, 2014).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014).
4.7	Form of Restated Series A Warrant and Restated Series B Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2014).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2014).
4.9	Form of Warrant (July 16, 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2015).
4.10	Form of Warrant to be issued to Hercules Capital (July 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.1	Loan and Security Agreement, dated May 27, 2011, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2011.

10.2	Consent Agreement, dated June 18, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2012).
10.3	First Amendment to Loan and Security Agreement dated August 27, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2012).
10.4	Second Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2013).
10.5	Third Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated August 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013).
10.6	Fourth Amendment, Consent and Waiver to Loan and Security Agreement by and among Immune Pharmaceutical Inc., Maxim Pharmaceuticals Inc., Cytovia, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.7†	Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2007).
10.8†	Immune Pharmaceuticals Inc. 2013 Stock Ownership and Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 2, 2014).
10.9†	Form of incentive stock option granted under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 2, 2014).
10.10†	Form of 102 capital gains stock option award agreement, granted in Israel, under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 2, 2014).
10.11†	Immune Pharmaceuticals Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 24, 2015).
10.12†	Form of Stock Option Award Agreement under the Registrant’s 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 24, 2015).
10.13†	Employment Letter Agreement dated June 4, 2014, by and between Immune Pharmaceuticals Inc. and Daniel G. Teper (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2014).
10.14†	Employment Agreement dated as of September 1, 2011, between Immune Pharmaceuticals Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.15†	Amendment to Employment Agreement dated June 23, 2014, by and between Immune Pharmaceuticals Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014).
10.17	Securities Purchase Agreement dated March 10, 2014, by and among the Company and the Purchasers part thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.18	Services Agreement, dated as of August 6, 2013, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2013).
10.19	Option Agreement, dated as of August 10, 2013, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2013).
10.21	Consulting Services Agreement, dated as of August 10, 2013, by and between Immune Pharmaceuticals Ltd. and Jean Kadouche (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2013) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.22	Research and License Agreement, dated as of April 6, 2011, by and between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.23	First Amendment to the Research and License Agreement dated September 26, 2011, between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
Research and License Agreement, dated as of June 25, 2015, by and between Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. and Immune Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2015).

10.24±	Product Sublicense Agreement dated as of December 7, 2010, by and between Immune Pharmaceuticals Ltd., Immune Pharmaceuticals Corporation and iCo Therapeutics Incorporated (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to the Company’s Annual Report on Form 10-K filed with the SEC on October 3, 2013).
10.25	Assignment Agreement, dated as of March 28, 2012, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.26	Assignment Agreement Amendment, dated as of February 8, 2014, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.27	Sublicense Agreement, dated as of August 27, 1999, between Epitome Pharmaceuticals Limited (Dalhousie University) and American Pharmed Labs, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 3, 2005).
10.28	License Agreement, dated as of March 1, 2004, by and between Shire Biochem Inc., Maxim Pharmaceuticals, Inc. and Cytovia, Inc., as amended (incorporated by reference to Exhibit 10.1 to each of Maxim Pharmaceuticals, Inc.’s Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2004 and May 5, 2005, respectively).
10.29	Waiver and Amendment to License Agreement, dated as of April 3, 2014, by and between Immune Pharmaceuticals Inc. and Dalhousie University (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.30	Revolving Line of Credit, dated as of April 17, 2014, by and between Immune Pharmaceuticals Inc. and Melini Capital Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2014).
10.31	Form of Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2014).
10.32	Lease Agreement, dated as of December 30, 2014, by and between Immune Pharmaceuticals Inc. and ARE-East River Science Park, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).
10.33	Second Amendment to Lease Agreement, dated as of August 31, 2015, by and between Immune Pharmaceuticals Inc. and ARE-East River Science Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).
10.34†	Employment Letter Agreement dated January 21, 2015, by and between Immune Pharmaceuticals Inc. and Gad Berdugo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on January 21, 2015).
10.35	License Agreement, dated as of December 18, 2003, by and between Endo Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 3, 2005).
10.36	Amendment, by and between Immune Pharmaceuticals Inc. and Endo Pharmaceuticals Inc., dated July 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on with the SEC on July 8, 2015).
10.37†

First Amendment to Employment Agreement, dated February 28, 2015, by and between Immune Pharmaceuticals Inc. and Daniel G. Teper (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).

10.38†	Termination Agreement and General Release, dated February 28, 2015, by and between Immune Pharmaceuticals, Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).
10.39	Form of Securities Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July17, 2015).
10.40	Loan and Security Agreement, dated July 29, 2015, by and among Immune Pharmaceuticals Inc. and Immune Pharmaceuticals USA Corp., Immune Pharmaceuticals Ltd., as guarantor, and Hercules Capital, as agent for itself and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.41	Stock Purchase Agreement, dated as of July 28, 2015, by and between Immune Pharmaceuticals Inc. and the investor named therein (registered direct offering) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.42	Stock Purchase Agreement, dated as of July 28, 2015, by and between Immune Pharmaceuticals Inc. and the investor named therein (private placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.43	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).

10.44†*	Employment Agreement dated November 1, 2015, by and between Immune Pharmaceuticals Ltd. and Miri Ben-Ami.
10.45†*	Employment Agreement dated November 18, 2015 , by and between Immune Pharmaceuticals Inc. and Monica E. Luchi.
10.46†	Employment Agreement, dated as of December 31, 2015, by and between Immune Pharmaceuticals Inc. and John Militello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015).
10.47†	Release and Consulting Agreement, dated as of December 28, 2015, by and between Immune Pharmaceuticals Inc. and Gad Berdugo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015).
10.48	Research and License Agreement, dated as of January 1, 2016, by and between BioNanoSim Ltd. and Immune Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2016).
21.1*	List of Subsidiaries of Immune Pharmaceuticals Inc.
23.1*	Consent of BDO USA, LLP.
23.2*	Consent of EisnerAmper LLP.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBLR Instance Document
101.SCH*	XBLR Taxonomy Extension Schema Document
101.CAL*	XBLR Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBLR Taxonomy Extension Definition Linkbase Document
101.LAB*	XBLR Taxonomy Extension Label Linkbase Document
101.PRE*	XBLR Taxonomy Extension Presentation Linkbase Document

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
March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/Dr. Daniel G. Teper	Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Dr. Daniel G. Teper

/s/ John Militello	VP Finance, Controller and Chief Accounting Officer	March 30, 2016
John Militello	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Kazado	Director	March 30, 2016
Daniel Kazado

/s/ Dr. Cameron Durrant	Director	March 30, 2016
Dr. Cameron Durrant

/s/ Elliot M. Maza	Director	March 30, 2016
Elliot M. Maza

/s/ John A. Neczesny	Director	March 30, 2016
John A. Neczesny

/s/ Dr. Jeffrey Paley	Director	March 30, 2016
Jeffrey Paley

59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Immune Pharmaceuticals Inc.
New York, New York

We have audited the accompanying balance sheet of Immune Pharmaceuticals Inc. as of December 31, 2015 and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immune Pharmaceuticals Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, an accumulated deficit, recurring losses from operations and expects continuing future losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, New York
March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Immune Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheet of Immune Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immune Pharmaceuticals Inc. and Subsidiaries as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

April 15, 2015

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$4,543	$6,767
Restricted cash	31	21
Other current assets	258	99
Total current assets	4,832	6,887
Property and equipment, at cost, net of accumulated depreciation of $77 and $51	371	41
In-process research and development acquired	27,500	27,500
Intangible assets, net	3,111	3,415
Other assets	370	21
Total assets	$36,184	$37,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,439	$1,243
Accrued expenses	2,660	4,133
Due to related parties	-	30
Derivative financial instruments, warrants	84	-
Notes and loans payable, current portion, net of debt discount	997	2,011
Obligations under capital lease, current portion	106	-
Total current liabilities	6,286	7,417
Grants payable	-	469
Notes and loans payable, net of current portion	2,886	1,564
Obligations under capital lease, net of current portion and debt discount	91	-
Series D Preferred Stock derivative liability	6,529	-
Deferred tax liability	10,870	10,870
Total liabilities	26,662	20,320

Series D Preferred Stock, net of discount, par value $0.0001, 12,000 shares authorized, 1,263 shares issued and 963 shares outstanding as of December 31, 2015 and 0 shares issued and outstanding as of December 31, 2014	1,659	-
Commitments and contingencies

Stockholders’ Equity
Series C Preferred Stock, par value $0.0001; 15,000 shares authorized, 2,832 shares issued and 0 shares outstanding as of December 31, 2015, and 2,832 shares issued and outstanding, as of December 31, 2014	-	821
Common stock, $0.0001 par value; authorized 225,000,000 shares; 32,434,942 and 23,975,358 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	70,846	62,550
Accumulated deficit	(62,986)	(45,829)
Total stockholders’ equity	7,863	17,544
Total liabilities and stockholders’ equity	$36,184	$37,864

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

($ in thousands, except share and per share amounts)

	For The Years Ended
	December 31,
	2015	2014

Revenue	$-	$2

Costs and expenses:
Research and development	5,935	5,640
General and administrative	9,789	10,725
Total costs and expenses	15,724	16,365
Loss from operations	(15,724)	(16,363)

Non-operating expense:
Interest expense	(827)	(3,404)
Derivative liability instrument expense	(128)	(558)
Warrant amendment expense	-	(3,145)
Loss on extinguishment of debt	(463)	-
Other expense, net	(15)	(80)
Total non-operating expense:	(1,433)	(7,187)
Net loss before income taxes	(17,157)	(23,550)
Net loss	(17,157)	(23,550)
Deemed dividend	(6,959)	(616)
Series C Preferred Stock dividend	-	(256)
Loss attributable to common stockholders	$(24,116)	$(24,422)
Basic and diluted loss per common share	$(0.90)	$(1.46)

Weighted average common shares outstanding - basic and diluted	26,741,392	16,742,550

Comprehensive loss	$(17,157)	$(23,550)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2015 and 2014

($ in thousands, except share amounts)

	Series C Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	-	$-	13,276,037	$1	$27,761	$(22,279)	$5,483
Reclassification of warrants from liability to equity	-	-	-	-	10,202	-	10,202
Issuance of shares of common stock as part of March 2014 Warrant amendment	-	-	224,127	-	825	-	825
Exercise of options and warrants	-	-	97,292	-	251	-	251
Issuance of shares and warrants, net of issuance costs of $1,136	-	-	4,505,697	1	11,028	-	11,029
Settlement of derivative liability	-	-	300,000	-	750	-	750
Conversion of convertible promissory note	-	-	400,000	-	1,000	-	1,000
Conversion of Series C Preferred Stock reclassified from mezzanine to equity	-	-	-	-	1,209		1,209
Reclassification of Series C Preferred Stock from mezzanine	6,512	1,887	-	-	-	-	1,887
Conversion of Series C Preferred Stock	(3,680)	(1,066)	2,975,319	-	1,066	-	-
Accrued dividend for Series C Preferred Stock	-	-	-	-	(256)	-	(256)
Acceleration of stock awards in connection with November 2014 convertible promissory note	-	-	866,666	-	2,217	-	2,217
Stock-based compensation, stock awards	-	-	1,330,220	-	4,000	-	4,000
Stock-based compensation, option awards	-	-	-	-	2,497	-	2,497
Loss for the period	-	-	-	-	-	(23,550)	(23,550)

Balance at December 31, 2014	2,832	821	23,975,358	2	$62,550	(45,829)	17,544

Exercise of options and warrants	-	-	388,052	-	143	-	143

Conversion of Series C Preferred Stock and associated dividends	(2,832)	(821)	2,627,563	-	1,071	-	250
Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	-	-	4,511,730	1	2,438	-	2,439
Stock-based compensation	-	-	588,169	-	2,833	-	2,833
Shares issued to settle liabilities	-	-	290,594	-	537	-	537
Shares issued for financing costs	-	-	53,476	-	100	-	100
Warrants issued in connection with debt financing	-	-	-	-	416	-	416
Warrants issued in connection with Series D financing	-	-	-	-	758	-	758
Loss for the period	-	-	-	-	-	(17,157)	(17,157)

Balance at December 31, 2015	-	$-	32,434,942	$3	$70,846	$(62,986)	$7,863

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,157)	$(23,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	328
Amortization of debt discount and debt issuance costs	318	-
Stock-based compensation expense	2,833	6,497
Non-cash interest expense	-	2,887
Disposals of property and equipment	-	4
Issuance of common stock to consultant	280	-
Derivative liability instrument expense	128	558
Warrant amendment expense	-	3,145
Interest amortization	-	45
Decrease in long term grants payable	(469)	(52)
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(160)	38
Increase in security deposit	(177)	(21)
Increase (decrease) in accounts payable	1,447	(3,895)
Increase (decrease) in accrued expenses	(1,250)	591
Decrease in due to related parties	(30)	(439)
Net cash used in operating activities	(13,906)	(13,864)
Cash flows from investing activities:
Change in restricted cash	(10)	140
Purchase of property and equipment	(167)	(23)
Net cash provided by (used in) investing activities	(177)	117
Cash flows from financing activities:
Proceeds received from issuance of shares, net of original issuance costs	-	11,029
Proceeds from Series D Preferred Stock	12,000	-
Proceeds received from exercise of options and warrants	143	251
Proceeds from issuance of debt	4,500	-
Proceeds received from sale of convertible note	-	1,000
Proceeds received from March 2014 financing	-	10,171
Repayment of loans	(3,191)	(1,486)
Payment of financing fees	(1,593)	-
Decrease in deposits for future financing	-	(500)
Net cash provided by financing activities	11,859	20,465
Net increase (decrease) in cash	(2,224)	6,718
Cash and cash equivalents at beginning of year	6,676	49
Cash at end of year	$4,543	$6,767

Supplemental disclosure of cash flow information:
Cash paid for interest	$378	$505
Cash paid for income taxes	-	-
Supplemental disclosure of non-cash financing activities:
Deemed dividend	6,959	616
Warrants issued to Series D Preferred Stock placement agents	758	-
Warrants issued to July 2015 debt financing placement agent	416	-
Series D Preferred Stock original issue discount	632	-
Shares issued to settle liabilities	537	-
Shares issued for financing costs	100	-
Dividend on Series C Preferred stock settled in common stock	-	129
Conversion of Series C Preferred Stock reclassified from mezzanine to equity	821	1,209
Reclassification of Series C Preferred Stock from mezzanine to equity	-	1,887
Reclassification of warrants from liability to equity	-	10,202
Intangible assets acquired with note payable	-	111
Accrued dividends on Series C Preferred Stock	-	256
Offset of debt in March 2014 financing (See Note 15)	-	329
Conversion of promissory note	-	1,000
Non-cash warrants with common stock	-	1,396
June warrants issued for Series C Preferred Stock amendment	-	441

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1.   NATURE OF OPERATIONS

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune”, “we”, “us”, “our” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development and commercialization of novel targeted therapeutics in the fields of immuno-inflammation and immuno-oncology. The Company focuses on a precision medicine approach to treatment of diseases by incorporating methods for better patient selection in its clinical trials and the potential for development of companion diagnostics. The Company’s Immuno-inflammation product pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, a key regulator of immuno-inflammation, a portfolio of clinical-stage immune oncology products and nanocyclo, a topical nanocapsule formulation of cyclosporine A, for the treatment of atopic dermatitis and psoriasis.

NOTE 2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company believes that its available cash as of the date of this filing may not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to raise capital, the potential exercise for cash of outstanding warrants and options, the Company’s ability to monetize assets, the receipt of grants and access to an established line of credit. The Company has limited capital resources and its operations have been funded by the proceeds of equity and debt offerings.  The Company has devoted substantially all of its cash resources to research and development (“R&D”) programs and incurred significant general and administrative expenses to enable it to finance and grow its business and operations. To date, the Company has not generated any significant revenue and may not generate any revenue for a number of years, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities. In addition, the Company could be forced to delay or discontinue certain or all product developments, and forego attractive business opportunities.

At December 31, 2015, the Company had a working capital deficit of approximately $1.4 million. Accumulated deficit amounted to $63.0 million and $45.8 million at December 31, 2015 and 2014, respectively. Net loss for the years ended December 31, 2015 and 2014 was $17.2 million and $23.6 million, respectively. Net cash used in operating activities was $13.9 million for both years ended December 31, 2015 and 2014. At December 31, 2015, the Company had cash and cash equivalents of $4.5 million.

The Company has historically funded its operations primarily through debt, the sale of its securities, including sales of common stock, convertible notes, preferred stock and warrants. During July 2015, the Company raised a total of up to $21.5 million through two financing agreements (“July 2015 financings”). The first, on July 29, 2015 with Hercules Capital (“Hercules”), was for a term loan of $4.5 million with the option to draw down additional capital of up to $5.0 million prior to June 15, 2016, subject to certain clinical milestones and other conditions, for which no additional capital has been drawn as of December 31, 2015. The second on July 28, 2015, was with Discover Growth Fund (“Discover”) through the issuance and sale of 947 shares of the Company’s Series D Preferred Stock for total gross proceeds of $9.0 million. On September 29, 2015, pursuant to the Stock Purchase Agreement the Company issued and sold an additional 316 shares of its Series D Preferred Stock, for a total gross proceeds of $3.0 million. The Company repaid the MidCap Financial Trust (“MidCap”) $2.1 million of its senior secured term loan and an early termination fee of $0.5 million from the proceeds of the July 2015 financings.

The Company will require additional financing in fiscal 2016 in order to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, partner out or eliminate some or all of its R&D programs, which could result in an impairment of the Company’s intangible assets and have a material adverse impact on its financial condition and results of operations. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2016. The Company anticipate that it will continue to issue equity and/or debt securities as a source of liquidity, when needed, until its able to generate positive cash flow to support its operations. The Company cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance the Company will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will ever generate positive cash flow. In addition, the Company may partner or license the Company’s assets, which may allow for additional non-dilutive financing in the future. The Company has previously received government grants in Israel and may receive additional grant funding in 2016. The Independent Registered Public Accounting Firms’ Report issued in connection with the Company’s audited consolidated financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern.”

The Company’s strategy to fund its operations is to monetize its multiple asset groups either through partnerships, asset-centric subsidiaries or joint ventures, raise capital, and the potential exercise for cash of warrants and options. On March 30, 2016, the Company executed a binding term sheet with Regatta Select Healthcare LLC (“Regatta”) whereby Regatta shall purchase up to 3.5 million shares of the Company’s common stock over a twelve-month term at the discretion of the Company.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Immune and its wholly-owned subsidiaries: Immune Pharmaceuticals Ltd. (“Immune Ltd.”), Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc., Cytovia, Inc. and EpiCept GmbH (closed January 2015). All material inter-company transactions and balances have been eliminated in consolidation.

On August 25, 2013, the Company closed the merger with Immune Ltd. (“Merger”). After giving effect to the acquisition and the issuance of Immune Pharmaceuticals Inc. common stock to the former shareholders of Immune Ltd., the Company had 13,276,037 shares of common stock issued and outstanding, with the shareholders of Immune Pharmaceuticals Inc. before August 26, 2013 (“Pre-merged Immune Inc.”) collectively owning approximately 19%, and the former Immune Pharmaceuticals Ltd. stockholders owning approximately 81%, of the outstanding common stock of the Company.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated statements of financial position, consolidated statements of operations and comprehensive loss, consolidated statements of stockholders’ equity and consolidated statements of cash flows, for the periods indicated, have been made. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported periods. Significant estimates include impairment of long lived assets (including intangible assets and In Process R&D (“IPR&D”)), amortization of intangible assets, stock based compensation, valuation of options, warrants and derivative liabilities and valuation of uncertain tax position. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company. The Company maintains cash and cash equivalents with certain major financial institutions in the U.S. and Israel. At certain times during the year cash may exceed U.S. federally insured limits.

Intangible Assets

The Company accounts for the purchases of intangible assets in accordance with the provisions of Accounting Standards Classification (“ASC”) 350, Intangibles. Intangible assets are recognized based on their acquisition cost. Intangible assets determined to have indefinite lives are not amortized, but rather tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may no longer be recoverable. If any of the Company’s intangible assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Intangible assets with definitive lives are also reviewed for impairment only if indicators exist in accordance with ASC 360, Property, Plant and Equipment, and are amortized or depreciated over the shorter of their estimated useful lives or the statutory or contractual term, and in the case of patents on a straight-line basis.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

	Method	Estimated Useful Life (Years)

Computers and accessories	Straight-line	3 - 5
Equipment	Straight-line	3 - 5
Furniture and fixtures	Straight-line	3 - 7

Property and equipment consisted of the following ($ in thousands):

	December 31,
	2015	2014
Computers and accessories	$85	$16
Equipment	273	17
Furniture and fixtures	90	59
	448	92
Less accumulated depreciation	(77)	(51)
	$371	$41

Depreciation expense amounted to $26,000 and $25,000 for the years ended December 31, 2015 and 2014, respectively.

In-Process Research and Development (“IPR&D”)

IPR&D represents the estimated fair value assigned to R&D projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use.  IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period prior to completion or abandonment, these acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. The Company completed an impairment analysis as of December 31, 2015 and 2014 and concluded that there was no impairment to IPR&D. This assessment was based on a discounted cash flow valuation analysis coupled with qualitative market assumptions performed in 2015.

Segment Information

The Company operates in one reportable segment: acquiring, developing and commercializing prescription drug products. Accordingly, the Company reports the accompanying consolidated financial statements in the aggregate, including all of its activities in one reportable segment. As of December 31, 2015 and 2014, approximately 8% and 7%, respectively, of the Company's assets were located outside of the U.S.

Research and Development (“R&D”)

R&D expenses consist primarily of the cost of the Company’s development and operations personnel, the cost of its clinical trials, manufacturing costs, as well as the cost of outsourced services and are expensed as incurred.

Translation into U.S. dollars

The Company’s functional currency is the U.S. dollar. The Company conducts certain transactions in foreign currencies, particularly, the Israeli Shekel and the Euro, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected as non-operating income or expense in the statement of operations, as they arise.

Stock-based Compensation

The Company recognizes compensation expense for all equity-based payments. Stock based compensation issued to employees is accounted for under ASC 718, Compensation – Share Compensation (“ASC 718”). The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options were calculated using the short cut method per the provisions of ASC 718. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. As the Company common stock does not have an adequate length of trading history, coupled with significant changes to the business since the Merger, the expected stock price volatility for the Company’s common stock was estimated by taking the average historical price volatility for industry peers combined with the Company’s historical data based on daily price observations. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impacts the amount of compensation expense to be recognized in future periods.

The Company accounts for stock-based transactions with non-employees in which services are received in exchange for equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Factors that most significantly affect the expense related to equity-based payments to non-employees include the estimated fair market value of the common stock underlying the stock options and the estimated volatility of such fair market value. The value of such options is re-measured every quarter until performance is complete and income or expense is recognized during the vesting terms. Accounting for equity-based payments to non-employees granted by the Company requires fair value estimates of the equity instrument granted or sold. When stock-based grants are granted in exchange for the receipt of goods or services, the Company estimates the value of the stock-based compensation based upon the value of its common stock at the date of grant.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. The Company is required to file income tax returns in the appropriate U.S. federal, state and local jurisdictions, including New York State, New York City and Israel. All of the tax years from Inception to date are still open for the Company and its subsidiaries.

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of December 31, 2015 and 2014, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. ASC 740 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, which criteria is a matter of significant judgment. The Company had gross liabilities recorded of $50,000 for both years ended December 31, 2015 and 2014 to account for potential state income tax exposure. The Company’s policy is to record interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision, of which such amounts were immaterial for the years ended December 2015 and 2014.

Patents

The Company expenses external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent applications pending. The Company also expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has early adopted this standard effective the third quarter of 2015 in conjunction with the closing of the Hercules Loan and recorded $1.3 million of debt issuance costs as a debt discount which will be amortized over the term of the Hercules Loan and recorded interest expense of $0.3 million for the year ended December 31, 2015, relating to the amortization of the debt discount.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. However, an entity shall not offset deferred tax liabilities and assets attributable to different tax jurisdictions. ASU 2015-17 is effective for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted, and the new guidance may be applied either prospectively or retrospectively. The Company adopted this guidance prospectively as of December 31, 2015. Therefore, prior periods have not been adjusted to reflect this adoption. This change in accounting principle does not change the Company’s results of operations, cash flows or stockholders’ equity. As of December 31, 2015 and 2014, no amounts of the Company’s deferred tax assets and liabilities were reclassified as current on its consolidated balance sheets.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with ASC 815-40, “Derivative and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Hercules Warrants are classified as liability instruments due to an anti-dilution provision that provides for a reduction to the exercise price of the Hercules Warrants if the Company issues additional equity or equity linked instruments within six months from the execution of the agreement at an effective price per share less than the exercise price then in effect.

Hercules Warrants

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp. entered into a Loan and Security Agreement with Hercules to borrow $4.5 million with a Company option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and satisfaction of certain other conditions. In connection with the Hercules Loan, the Company has issued to Hercules a five-year warrant to purchase an aggregate of 214,853 shares of its common stock (or 279,412 shares if the Company closes on the additional $5.0 million), at an exercise price of $1.70 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date (the “Hercules Warrants”) (see Note 9).

The Company determined the fair value of the Hercules Warrants of $0.3 million on July 29, 2015 using the Binomial Lattice pricing model and recorded that amount as part of debt discount in the consolidated balance sheets since considered as part of the cost of the financing which will be amortized over the life of the loan using the effective interest method. The Hercules Warrants are re-measured at each balance sheet date until the expiration of the anti-dilution provision on January 29, 2016. The fair value of the Hercules Warrants as of December 31, 2015 was $0.1 million and the Company recorded a gain on the change in the estimated fair value of the Hercules Warrants of $0.2 million for the year ended December 31, 2015, which was recorded in non-operating expense in the consolidated statements of operations.

Discover Series D Convertible Preferred Stock

The Company issued Series D Preferred Stock to Discover, with a fixed conversion price of $2.50 per share and automatic conversion to common stock at six and a half years. Discover can convert at any time and at conversion it will receive a conversion premium equal to the amount of dividends it would have received if the shares had been held to term. The Series D Preferred Stock dividend rate includes an adjustment feature that fluctuates inversely to the changes in the value of the Company’s common stock price. The conversion premium and dividends are redeemed upon conversion of the Series D Preferred Stock.  The Company determined that the conversion premium and dividends with the noted features require liability treatment. Accordingly, the conversion premium and the dividend feature have been bifurcated from the convertible preferred stock and are carried as a derivative liability at fair value. Changes in the fair value of this derivative liability are recognized in earnings each reporting period. At issuance, the fair value of the total derivative liability was $8.0 million, and this amount has been recorded as a deemed dividend. As conversions occur, the associated derivative liability will be settled and recorded as a deemed dividend. Discover converted 300 Series D Preferred Stock during the year ended December 31, 2015, the associated derivative liability was settled for $1.8 million and has been reflected as a deemed dividend in additional paid-in capital. The Company recorded a loss on the change in the estimated fair value of the Discover derivative liability of $0.3 million for the year ended December 31, 2015, which was recorded in non-operating expense in the consolidated statements of operations. The fair value of the Discover derivative liability as of December 31, 2015 was $6.5 million (see Note 11).

March 2014 Warrants

The Company's derivative instruments as of December 31, 2014 included warrants issued in March 2014 (“March 2014 Warrants”), which were recorded as a liability at fair value. The warrants were revalued at each reporting date through the consolidated statements of operations as non-operating expense. The Company recorded a loss on a change in the estimated fair value of the March 2014 Warrants of $0.6 million for the year ended December 31, 2014. When the warrants were amended in August 2014, the Company incurred a $3.1 million charge, and the warrants were classified as equity instruments in the consolidated balance sheets.

The March 2014 Warrants were valued using the Monte-Carlo simulation as these warrants included down-round protection clauses. The Hercules Warrants were valued using the Binomial Lattice options pricing model. The assumptions used during the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Fair value of common stock	$ 0.73 – 1.18	$4.11
Expected life (in years based on the term of the warrants)	4.58	2.03-2.08
Risk-free interest rate	1.33% - 1.66%	0.46%-0.52%
Expected volatility	91.55% - 93.16%	74.8%
Dividend yield	0.00%	0.00%

Expected volatility is based on an analysis of the Company’s volatility, as well as the volatilities of peer companies. The risk free interest rate is based on the U.S. Treasury security rates for the remaining term of the warrants at the measurement date. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

The Series D Preferred Stock derivative liability was valued using the Binomial Lattice options pricing model. The assumptions used at December 31, 2015 were as follows:

December 31, 2015
Face value of Series D Preferred Stock	$10,000
Conversion price	$2.50
Dividend period (in years)	6.50
Dividend yield	15.00%

NOTE 5. FAIR VALUE MEASUREMENTS

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

The financial instruments recorded in the Company’s consolidated balance sheets consist primarily of cash and cash equivalents, restricted cash, debt and accounts payable. The carrying amounts of the Company’s cash and cash equivalents and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s debt approximates its carrying value due to their variable interest rates, which are indexed to market, market conditions and variability in pricing from multiple lenders and term of debt and are classified as Level 1 within the fair value hierarchy.

In estimating the fair value of the Company’s Hercules and Discover derivative liabilities, the Company used the Binomial Lattice options pricing model at inception and on each subsequent valuation date. Based on the fair value hierarchy, in 2015, the Company classified the Hercules and Discover derivative liability within Level 3. In 2014, the Company’s derivative liabilities included its March 2014 Warrants and November 2014 convertible promissory note side letter, all of which had been recorded as a liability at fair value, and were revalued at each measurement date until extinguishment of the liability, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating expense.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2015 ($ in thousands). The Company had no assets or liabilities that were measured at fair value as of December 31, 2014.

	As of December 31, 2015	Fair Value Hierarchy at December 31, 2015
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Liabilities:
Series D Preferred Stock Derivative Liability	$6,529	$-	$		$6,529
Derivative liability related to Hercules Warrants	$84	$-		$-	$84

Hercules Warrants

The following table sets forth a summary of changes in the estimated fair value of the Company’s Hercules Warrant derivative liability for the period from January 1, 2015 through December 31, 2015 ($ in thousands):

Fair Value Measurements of Hercules Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2015	—
Warrants issued with July 2015 debt financing	$315
Change in estimated fair value of liability classified warrants	(231)
Balance at December 31, 2015	$84

Series D Preferred Stock

The following table sets forth a summary of changes in the estimated fair value of the Company’s Series D Preferred Stock derivative liability for the period from January 1, 2015 through December 31, 2015 ($ in thousands):

Fair Value Measurements of Series D Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2015	—
Series D Preferred Stock derivative liability at inception- July 28, 2015 ($9.0 million financing)	$5,930
Series D Preferred Stock derivative liability at inception- September 29, 2015 ($3.0 million financing)	2,077
Series D Preferred Stock conversions	(1,836)
Change in estimate fair value of Series D Preferred Stock derivative liability	358
Balance at December 31, 2015	$6,529

March 2014 Warrants

Until its amendment, on August 13, 2014, the March 2014 warrants derivative liability was classified within Level 3 because they were valued using the Monte-Carlo model (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market. The following table summarizes the changes in the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) from January 1, 2014 through December 31, 2014 ($ in thousands):

Level 3
Balance at January 1, 2014	$-
Derivative warrants issued to investors in connection with the March 2014 Financing	7,404
Reclassification into additional paid in capital due to Amendment Agreement	(7,882)
Derivative issued in connection with convertible promissory note	670
Settlement of derivative liability of convertible promissory note	(750)
Fair value adjustment at reclassification, included in statement of operations	558
Balance at December 31, 2014	$-

The table below outlines the key inputs in valuing the March 2014 warrants derivative liability.

Unobservable inputs	As of March 10, 2014	As of August 13, 2014 (Restated Warrant Date)
Volatility	82.90%	74.8%
Risk free interest rate	0.40% - 0.60%	0.46% - 0.52%
Expected term, in years	2.50	2.03-2.08
Dividend yield	0%	0%
Probability and timing of down-round triggering event	63.5% for on August 1, 2014; 33.5% for on October 1, 2014; and 3% for every six months from September 10, 2014	63.5% for on September 1, 2014; 33.5% for on October 1, 2014; and 3% for every six months from September 10, 2014
Stock Price	$3.04	$4.11

During November 2014, the Company issued a convertible promissory note and side letter to an existing investor (See Note 15). As a result of this transaction the Company recognized a derivative liability of $0.7 million. The initial fair value was determined by calculating the probability and timing of future scenarios. Unobservable inputs included 100% of the volume weighted average price (“VWAP”) over a set period of time as well as 5% discount off VWAP over the same period of time. On November 20, 2014, the date the derivative liability was extinguished (See Note 15), the Company used the known closing price of the financing of $2.50 per share to calculate fair value on that date and recognized an increase in the derivative liability of $80,000 which was recorded in the consolidated statement of operations.

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative liabilities at December 31, 2015, included the risk-free interest rate, expected volatility, dividend yield, dividend period, expected life and the market price of the Company’s stock.

Significant changes in any of these inputs in isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s shares of common stock, and an increase in the volatility of the Company’s shares of common stock, or an increase in the remaining term of the warrant or Series D Preferred Stock, or an increase of a probability of a down-round triggering event would each result in a similar change in the estimated fair value of the Company’s warrants and Series D Preferred Stock and thus an increase in the associated derivative liabilities and vice-versa. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated derivative liability. The Company has not, nor plans to, declare dividends on its shares of common stock, and thus, there is no change in the estimated fair value of the warrants or Series D Preferred Stock due to the dividend assumption.

NOTE 6. LICENSING AGREEMENTS

Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”)

Yissum – AmiKet Nano

On June 25, 2015, the Company entered into a definitive research and license agreement with Yissum. Under the license, the Company has obtained an exclusive, worldwide license from Yissum, with certain sublicensing rights, to make commercial use of certain of Yissum’s patents and know-how in connection with a topical nano-formulated delivery of AmiKet for the development, manufacturing, marketing, distribution and commercialization of products based on the technology. In consideration for the license, the Company will pay Yissum the following payments throughout the term of the license:

•	an annual maintenance fee of $30,000 commencing on June 25, 2020, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year;
•	royalties on net sales of products (as such term is defined in the license) by the Company in the amount of up to 3%, subject to certain possible reductions in certain jurisdictions;
•	milestones payments of up to approximately $4.5 million upon the achievement of certain regulatory, clinical development and commercialization milestone; and
•	reimbursement of related patent fees.

Furthermore, the Company will fund an annual research program in the amount of approximately $0.4 million annually, plus VAT and any applicable taxes, commencing on October 1, 2015 (or such other time as mutually agreed between the parties). The results of the research, including any patents or patent applications shall automatically be licensed to the Company. During the year ended December 31, 2015, the Company accrued the first installment of the annual research fee of $0.2 million, which was paid in the first quarter of 2016.

Atlante Biotech SAS (“Atlante”)

On December 28, 2015, the Company entered into an exclusive license with Atlante, to the patents and know-how for a new format of bispecific antibodies. The R&D work on the bispecific antibodies will be performed at the Company’s recently established Immunology R&D unit at the Alexandria Center for Life Sciences in New York City, under the leadership of Dr. Boris Shor, Executive Director of R&D of Immune. In recently presented data, the platform prototype bispecific antibody was shown to retain effector functions and mediate redirect killing of target cells by cytokine induced killer T cells. The bispecific antibody demonstrated direct anti-cancer effects in vitro, as well as in vivo anti-tumor activity and improved survival in a mouse xenograft model of disseminated leukemia. A collaborative European consortium led by Dr. Kadouche and funded by a European grant developed the novel platform for production of tetravalent IgG1-like bispecific antibodies.

Dr. Jean Kadouche and Alan Razafindrastita

In March 2011, Dr. Jean Kadouche, a related party (see Note 16), sold, assigned and transferred to Immune the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies, collectively, the Human Antibody Production Technology Platform. Immune Ltd paid Dr. Kadouche a total consideration of: (i) $20,000 in cash, and (ii) 800,000 ordinary shares of Immune Ltd, which were valued at approximately $0.7 million. Through the Human Antibody Production Technology Platform and additional laboratory work, human immune systems and specific cell lines are introduced in mice, enabling them to produce human mAbs.

Endo Pharmaceuticals Inc.

On July 7, 2015, the Company amended its 2003 Licensing Agreement with Endo. As a result, Immune transferred to Endo its previously licensed patents related to the use of topical lidocaine in acute and chronic back pain and Endo granted to Immune a royalty-free, non-exclusive, fully transferable license to those patents. Endo will make undisclosed milestone payments to Immune if Endo receives a back pain indication for a lidocaine-based product, as per the original 2003 Licensing Agreement. Immune re-gained full exclusive rights to develop, commercialize and license LidoPAIN. The company is assessing strategic alternatives for this non-core asset.

Dalhousie University (“Dalhousie”)

In connection with the Merger, the Company maintains a direct license agreement with Dalhousie University under which the Company has an exclusive license to certain patents for the topical use of tricyclic anti-depressants and N-methyl-D-aspartate (“NMDA”) receptor antagonists as topical analgesics for neuralgia. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in AmiKet.

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is further obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or a New Drug Application (“NDA”) for AmiKet is filed with the FDA, or Dalhousie will have the option to terminate the contract. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. On April 3, 2014, the Company entered into a Waiver and Amendment to the license agreement pursuant to which Dalhousie agreed to irrevocably waive the Company’s obligation to pay the $0.5 million maintenance fee that was due on August 27, 2012 and August 27, 2013 and in any subsequent year. In addition, the Company has agreed to pay Dalhousie royalties of 5% of net sales of licensed technology in countries in which patent coverage is available and 3% of net sales in countries in which data protection is available. The parties have also agreed to amend the timing and increase the amounts of the milestone payments payable under the license agreement. As of December 31, 2015 and 2014, no amounts were due to Dalhousie. Additional milestones payments will become due upon sub licensing and receipt of certain approvals, none of which have yet been met or received.

Shire BioChem (“Shire”)

In connection with the Merger, the Company acquired a license agreement for the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem, Inc. (formerly known as BioChem Pharma, Inc.). Under the agreement, the Company is required to provide Shire BioChem a portion of any sublicensing payments the Company receives, if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales. As of December 31, 2015 and 2014, no amounts were due to Shire.

Lonza Sales AG (“Lonza”)

On May 2, 2012, Lonza granted Immune a sub-licensable, non-exclusive worldwide license under certain know-how and patent rights to use, develop, manufacture, market, sell, offer, distribute, import and export bertilimumab, as it is produced through the use of Lonza’s system of cell lines, vectors and know-how. If Lonza is to manufacture bertilimumab, the Company is required to pay Lonza a royalty of 1% of the net selling price of the commercial product but no annual license fee as described below. If Immune or one of its strategic partners manufactures bertilimumab, Immune is required to pay Lonza approximately $0.1 million annually during the course of the license agreement (first payable upon commencement of Phase II clinical trials) plus a royalty of 1.5% of the net selling price of the product, and if any other party manufactures bertilimumab, The Company is also required to pay Lonza approximately $0.5 million, or, per sublicense annually during the duration of such sublicense plus a royalty of 2% of the net selling price of the product. In addition, the Company is required to pay Lonza approximately $3,000 or, for the supply of certain cell lines, if it uses such cell lines. Notwithstanding the foregoing, Immune is not obligated to manufacture bertilimumab through the use of Lonza’s system. The royalties are subject to a 50% reduction based on the lack of certain patent protections, including the expiration of patents, on a country-by-country basis. Unless earlier terminated (including, but not limited to, the reasons set forth below), the license agreement continues until the expiration of the last enforceable valid claim to the licensed patent rights, which began to expire in 2014 and will continue to expire between 2015 and 2016. As of December 31, 2015 and 2014, no amounts were due under the license agreement.

MabLife SAS (“MabLife”)

In March 2012, Immune Ltd. acquired from MabLife, through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins The consideration was as follows: (i) $0.6 million payable in six equal installments of which $0.2 million had been paid through December 31, 2015; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK.  The Company is required to assign the foregoing rights back to MabLife if it fails to make any of the required payments, are declared insolvent or bankrupt or terminate the agreement. In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences for $0.1 million (see Notes 7 and 9). During the first quarter of 2015, MabLife informed the Company that it had filed for bankruptcy. The Company is considering its options relating to the MabLife assignment agreement. As of December 31, the bankruptcy had no impact on the Company’s Anti-ferritin Antibody intangible asset.

iCo Therapeutics Inc. (“iCo”)

In December 2010, iCo granted Immune Ltd. an option to sub-license the use of bertilimumab from iCo, which obtained certain exclusive license rights to intellectual property relating to bertilimumab pursuant to a license agreement with Cambridge Antibody Technology Group Plc, and to which Immune became a party. In June 2011, Immune exercised its option and obtained a worldwide license from iCo for the use and development of bertilimumab for all human indications, other than ocular indications, pursuant to a product sub-license agreement. iCo retained the worldwide exclusive right to the use of bertilimumab for all ocular applications. Under the agreement, Immune Ltd. paid an initial consideration of $1.7 million comprised of (i) $0.5 million in cash, (ii) 600,000 ordinary shares, which were valued at approximately $1 million (or $1.72 per share) and (iii) 200,000 warrants, which were valued at approximately $0.2 million (or $0.95 per warrant). In addition to this consideration, iCo received anti-dilution rights equal to 6.14% of the Company’s issued and outstanding share capital on a fully diluted basis. iCo will be subject to dilution up to 2.5% (on a fully diluted and as converted basis) upon, and at any time following, any future issuance of securities in connection with a financing made at a Company pre-money valuation that is higher than $30 million. This right was to lapse upon the earlier of: the consummation of an initial public offering involving the listing of the Company's shares on an internationally-recognized stock exchange, or a Deemed Liquidation event, as defined in the Immune Ltd.’s Amended and Restated Articles of Association. The Company believes that the Merger qualified as a Deemed Liquidation event, therefore the anti-dilution rights have lapsed. Upon initial valuation, the anti-dilution shares were determined to be a derivative liability with a fair value of approximately $0.8 million. At both December 31, 2015 and 2014, the derivative liability was $0. During the years ended December 31, 2015 and 2014, no expenses were charged to the consolidated statements of operations, respectively. As of December 31, 2015 and 2014, after giving effect to the Merger, iCo holds 654,486 shares of common stock and 123,649 warrants of the Company.

iCo may receive from Immune up to $32.0 million in milestone payments plus royalties. These milestones include the first dosing in a Phase III clinical trial, filing a Biologics License Application/Marketing Authorization Application, (“BLA/MMA”), approval of a BLA/MAA and the achievement of $100.0 million in aggregate sales of licensed products. The term of the license lasts until the expiration of all payment obligations on a country-by-country basis, at which point the license will be deemed fully paid, perpetual and irrevocable with respect to that country. As of December 31, 2015 and 2014, no milestones requiring payments had been reached.

NOTE 7. INTANGIBLE ASSETS

The value of the Company’s intangible assets including gross asset value and carrying value is summarized below ($ in thousands):

			Human	Anti-ferritin
	Bertilimumab	NanomAbs	Antibodies	Antibody
	iCo	Yissum	Kadouche	MabLife	Total
Balance as of December 31, 2013	$2,087	$567	$568	$385	$3,607
Addition	-	-	-	111	111
Amortization	(167)	(46)	(47)	(43)	(303)
Balance, December 31, 2014	1,920	521	521	453	3,415
Additions	-	-	-	-	-
Amortization	(167)	(46)	(46)	(45)	(304)
Balance, December 31, 2015	$1,753	$475	$475	$408	$3,111

Gross asset value	$2,509	$694	$700	$547	$4,450
Accumulated amortization	(756)	(219)	(225)	(139)	(1,339)
Carrying value December 31, 2015	$1,753	$475	$475	$408	$3,111

See Note 6 for a discussion of specific rights acquired in connection with the purchase of each intangible asset.

The Company’s intangible assets above were determined by its management to have a useful life between 7 and 15 years. Amortization expense amounted to $0.3 million each for the years ended December 31, 2015 and 2014.

Estimated amortization expense for each of the five succeeding years, based upon the Company’s intangible assets owned at December 31, 2015 is as follows ($ in thousands):

Period Ending December 31,	Amount
2016	$305
2017	305
2018	305
2019	305
2020	305
2021 and thereafter	1,586
Total	$3,111

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following ($ in thousands):

	December 31,	December 31,
	2015	2014
Professional fees	$549	$1,934
Salaries and employee benefits	545	488
Rent	691	631
Provision for a claim (see Note 13)	300	300
Severance	180	-
Financing costs	88	287
Accrued dividend for Series C Preferred Stock	-	256
Franchise taxes payable	-	36
Other	307	201
Total	$2,660	$4,133

NOTE 9. NOTES AND LOANS PAYABLE

The Company is party to loan agreements as follows ($ in thousands):

	December 31,	December 31,
	2015	2014
Loan and security agreement, net of original issue discount of $1.0 million (1)	$3,496	$-
Senior secured term loan (2)	-	3,166
Note payable (3) (4)	387	409
Total notes and loans payable	$3,883	$3,575

Notes and loans payable, current portion	$997	$2,011
Notes and loans payable, long-term	2,886	1,564
Total notes and loans payable, net of original issue discount of $1.0 million and $0 (1)	$3,883	$3,575

Repayments under the Company’s existing debt agreements consist of the following ($ in thousands):

Period Ending December 31,	Amount
2016	$1,444
2017	1,926
2018	1,496
2019	21
Total	$4,887

Loan and Security Agreement (1)

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp. entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules to borrow $4.5 million with a Company option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and other conditions. The Company did not record the additional $5.0 million loan availability as a liability until the cash is received due to its contingent nature. The Hercules Loan’s maturity date is September 1, 2018 and includes a nine month interest-only payment period following the closing in which escalating principal payments of $0.1 million per month will begin on April 1, 2016. Interest expense for the year ended December 31, 2015, was approximately $0.3 million.

The Loan Agreement includes customary representations, warranties and restrictive covenants, including certain restrictions on the Company’s ability to incur liens and indebtedness.  In connection with the Loan, the Company issued to Hercules a five-year warrant to purchase an aggregate of 214,853 shares of its common stock (or 279,412 shares if the Company closes on the additional $5.0 million), at an exercise price of $1.70 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date.

The Loan Agreement is collateralized by a first priority perfected security interest in all tangible and intangible assets of the Company and its subsidiaries, senior to all indebtedness. The interest rate on the Hercules Loan is calculated at the greater of 10% or the prime rate plus 5.25%. The Company may prepay the Hercules Loan at any time, subject to certain prepayment penalties.  Hercules may convert up to $1.0 million of the loan in any subsequent institutionally led Company financing on the same terms, conditions and pricing of such subsequent financing. This option to convert would be at the then fair value, as it will be at the same term and pricing as the new investors, therefore it is deemed to have minimal value.

The Loan Agreement includes an end of term charge of $0.5 million payable on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that Borrower prepays the outstanding Secured Obligations in full, or (iii) the date that the secured obligations become due and payable in full (as defined in the Loan Agreement). The Company will accrue this charge as of each reporting period accruing up to the $0.5 million charge over the 37-month term of the Loan Agreement because this charge is a cost of the debt and the Company is obligated to make this payment in the future. For the year ended December 31, 2015, the Company recorded a charge of approximately $0.1 million, which has been recorded in non-operating expense in the consolidated statements of operations.

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

The Company early adopted ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs and recorded debt issuance costs of $1.3 million relating to placement agent fees, legal fees, closing costs and the fair value of the placement agent warrants as a debt discount in the consolidated balance sheet as of December 31, 2015. ASU 2015-03 requires the use of the effective interest method for the amortization of the debt discount. The Company will amortize the debt discount costs over the term of the Loan, which expires on September 1, 2018. The Company has recorded interest expense of $0.3 million for the year ended December 31, 2015, relating to the amortization of the debt discount, which is recorded in non-operating expense in the consolidated statements of operations. The Company recognized interest expense of approximately $0.3 million for the year ended December 31, 2015 related to the Hercules loan.

Senior Secured Term Loan (2)

In connection with the Merger, the Company assumed a senior secured term loan, collateralized by substantially all assets of the Company, from MidCap. The senior secured term loan contained customary affirmative and negative covenants and events of default applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions.

The Third Amendment entered into in August 2013, restructured the Company's loan in connection with the completed Merger. In addition to providing MidCap’s consent to the Merger, the amendment fixed the outstanding principal balance of the initial borrowing (“Tranche 1”) of the loan at approximately $4.4 million. Principal repayments on the Tranche 1 amount was set to commence on December 1, 2013 and was later amended under the Fourth Amendment to commence on May 1, 2014. Principal repayments became due in approximately equal monthly installments commencing on the first repayment date. The scheduled maturity date of the loan is August 1, 2016.

The Third Amendment also provided availability for a second borrowing (“Tranche 2”) of $1.0 million, which was to be available for drawing by the Company through August 1, 2014, at the Company’s discretion. The Company did not draw any amounts under Tranche 2. Interest on the Tranche 1 loan accrues at the rate of 11.5% per annum and is paid monthly in arrears.

As part of the Third Amendment, in consideration for the restructuring of the loan, subsequent to the closing of the Merger, the Company granted to MidCap five-year warrants to purchase 101,531 shares of the Company’s common stock at $3.50 per share having a grant date fair value of approximately $0.3 million.

In March 2014, in connection with the issuance of the Preferred C Stock and the March 2014 Warrants (see Note 15), the Company signed a Fourth Amendment to a senior secured term loan agreement (the “Fourth Amendment”). This amendment fixed the amortization schedule for the Tranche 1. According to the new schedule, principal payments of approximately $0.2 million each were to resume monthly as of May 1, 2014. In addition, the parties agreed to waive defaults that had occurred since the consummation of the Merger. The overall accounting impact of the Fourth Amendment was not material. On May 1, 2014, the Company commenced repayments of principal, as per the new schedule.

In conjunction with the July 2015 financing transactions, the Company repaid the MidCap $2.1 million senior secured term loan and paid early termination fees of $0.5 million in connection with the repayment of the senior secured term loan which was recorded as a loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2015.   Interest expense recognized for the senior secured term loan was $0.2 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

MabLife Notes Payable (3)

In March 2012, the Company acquired from MabLife through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences and its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $0.6 million payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement), and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. The Company is required to assign the foregoing rights back to MabLife, if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. Remaining payments of $0.1 million per year are due each year in 2016 and 2017.

In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As full consideration for the secondary patent rights, the Company will pay a total of $150,000 of which $15,000 was paid in 2014 and $25,000 will be paid on the first through fourth anniversary of the agreement and an additional $35,000 on the fifth anniversary of the agreement. Interest expense recognized on the first and secondary patents for the year ended December 31, 2015 and 2014, aggregated to $0 and $45,000 respectively. As a result of the purchase of the patent rights, the Company recorded an intangible asset of $0.5 million at December 31, 2014 (see Note 7).

Revolving Line of Credit (4)

In April 2014, the Company entered into a three-year, $5.0 million revolving line of credit with Melini Capital Corp. (“Melini”), an existing stockholder who is related to the Chairman of the Company’s Board of Directors. Borrowings under this revolving line of credit incur interest at a rate of 12% per year, payable quarterly. Drawdowns are available to the Company within four weeks of an official request. The revolving line of credit is unsecured and subordinated to the Loan Agreement. Either party to the revolving line of credit has the right to terminate this line of credit upon completion of a capital raise in excess of $5.0 million. On April 14, 2015, the revolving line of credit was amended to extend the line of credit and to provide Melini the right to terminate the line of credit on the earlier of (i) one year from the amendment date, or (ii) the completion of a capital raise in excess of $5.0 million. The revolving line of credit was further amended upon the completion of the July 2015 financings in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015, Melini agreed to extend the line of credit until September 30, 2015 and on October 14, 2015, Melini agreed to extend the line of credit until November 30, 2016. In October 2015, the Company paid Melini $0.3 million as reimbursement for direct financial and administrative expenses incurred for the maintenance of the revolving line of credit from April 2014 to March 2016. To date, no amounts have been drawn under the revolving line of credit. Any amounts borrowed under the revolving line of credit must be repaid upon the maturity date of November 30, 2016 (see Note 16).

NOTE 10. STOCKHOLDERS’ EQUITY

(a) Stock options and stock award activity

The following table illustrates the common stock options granted for the years ended December 31, 2015 and 2014:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January – December 2015	1,762,000	$0.69-$2.20	$1.25-$2.20	0 to 3.0 years	Volatility	84.33% -96.49%
						Risk free interest rate	0.23%-2.17%
						Expected term, in years	6.00-10.00
						Dividend yield	0.00%

Consultants	May 2015	160,000	$1.98-$2.01	$1.89-$2.01	1.0 years	Volatility	91.55%
						Risk free interest rate	0.23% -0.27%
						Expected term, in years	6.00
						Dividend yield	0.00%

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	February - August 2014	1,603,630	$2.38 - $3.58	$2.38 - $3.58	Over 1.0-3.0 years	Volatility	87.53%-89.00%
						Risk free interest rate	2.65%-2.82%
						Expected term, in years	10
						Dividend yield	0.00%

Consultants	February - September 2014	1,050,000	$2.38-$4.00	$2.38-$4.00	Over 1.0-3.0 years	Volatility	84.33%-87.21%
						Risk free interest rate	2.17%-2.68%
						Remaining expected term, in years	9.09-10.00
						Dividend yield	0.00%

The following table illustrates the stock awards granted for the years ended December 31, 2015 and 2014:

Title	Grant date	No. of stock awards	Share price at grant date	Vesting terms
Employees	January - December 2015	14,000	$2.47	Immediately
Consultants	January – December 2015	744,469	$1.16-$2.00	Immediately to 1 Year
Consultants	January-December 2014	2,357,588	$1.70-$4.82	Over 0.0-3.0 years

The following table summarizes information about stock awards and stock option activity for the year ended December 31, 2015:

	Options
		Weighted		Weighted	Aggregate
		Average		Average	Intrinsic
	Number	Exercise	Exercise Price	Grant Date	Value
	of Options	Price	Range	Fair Value	(000)s

Outstanding at January 1, 2014	3,192,849	$3.81	$0.04 - $5,648.40	$1.67	$4,940
Granted	2,653,630	$2.98	$2.38 - $4.00	$2.36	$-
Exercised	(20,012)	$0.99	$0.99	$1.47	$38
Forfeited	(372,724)	$3.92	$0.99 - $4.00	$2.95	$-
Expired	(106,889)	$88.73	$0.04 - $5,648.40	$-	$-
Outstanding at January 1, 2015	5,346,854	$1.70	$0.04 - $4.00	$1.95	$3,266
Granted	1,922,000	1.64	$0.69-$2.20	$1.24	-
Exercised	(635,350)	$0.50	$0.04-$0.71	$-	194
Forfeited/Expired	(1,644,516)	$4.92	$2.38-$4.00	$-	-
Outstanding at December 31, 2015	4,988,988	$1.56	$0.04-$4.00	$1.97	527
Exercisable at December 31, 2015	3,733,767	$1.34	$0.04-$4.00	$1.66	$526

	Stock awards
	Number of Stock	Weighted Average
	Awards	Fair Value
Unvested at January 1, 2014	-	$-
Granted	2,357,588	3.27
Vested	(2,196,886)	3.21
Forfeited	-	-
Expired	-	-
Unvested at December 31, 2014	160,702	4.06
Granted	650,135	1.69
Vested	(758,469)	1.73
Forfeited	(52,368)	-
Expired	-	-
Unvested at December 31, 2015	-	$-

Stock-based compensation expense for the years ended December 31, 2015 and 2014 was $2.8 million and $6.5 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

(b) Warrants

The following table summarizes information about warrants outstanding at December 31, 2015 and 2014:

		Weighted
		Average	Exercise
	Number of	Exercise	Price
	Warrants	Price	Range
Warrants outstanding and exercisable January 1, 2014	2,005,684	$16.23	$1.85-$124.20
Issued in connection with March 2014 Financing (1)	3,361,904	$4.68	$4.25-$5.10
Adjustment to amount of warrants issued in connection with March 2014 Financing (2)	1,468,832	$3.53	$3.39-$4.07
Warrants issued for amendment of Preferred C Stock (3)	427,179	$3.00	$3.00
Issuance to lead investors (4)	134,004	$5.04	$5.04
Warrants issued in connection with private placements (5)	412,000	$4.44	$3.75-$5.00
Warrants issued to March 2014 Financing placement agent (6)	295,366	$3.28	$3.00-$3.50
Issued in connection with November 2014 Financing (7)	1,078,725	$3.75	$3.75
Exercised (8)	(77,280)	$3.00	$3.00
Expired	(180,029)	$94.04	$3.00-$124.20
Warrants outstanding and exercisable at December 31, 2014	8,926,385	$5.06	$1.85-$65.60

Warrants issued to consultants (9)	160,000	$1.98	$1.98
Warrants issued to Hercules as part of July 2015 debt financing (10)	214,853	$1.70	$1.70
Warrants issued to July 2015 debt financings placement agent (10)	350,000	$1.78	$1.78
Warrants issued to placement agents in connection with Series D financing (11)	778,000	$2.50	$2.50
Warrants issued in conjunction with Series C Exchange (12)	431,457	$3.00	$3.00
Expired	(168,557)	$-	-
Warrants outstanding at December 31, 2015	10,692,138	$3.93	$1.66-$65.60
Warrants exercisable at December 31, 2015	8,917,828	$4.23	$1.66-$65.60

(1)	As part of the units given to participants in the March 2014 Financing, the Company granted its investors with (i) a five-year warrant to purchase 50% or 100% (as per the agreement made with each investor) of the shares of common stock issuable for conversion of Preferred C stock shares, at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred C Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement made with each investor) of a share of common stock at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Preferred C Stock then in effect.

(2)	On April 25, 2014, the Company filed a Registration Statement on Form S-1 to register the resale of the shares of common stock underlying the Preferred C Stock, the shares of common stock underlying the March 2014 Warrants and certain shares of common stock that may be issuable as payment for dividends on the Preferred C Stock, which registration statement was declared effective by the SEC. Subsequently, and in accordance with the terms of the Preferred C Stock, such registration triggered a reduction of the conversion price of the Preferred C Stock from $3.40 to $2.71 and the exercise price of the warrants was reduced from $4.75 to $3.39 and from $5.10 to $4.07, as applicable. In addition, according to the warrant agreements, the number of warrants was increased, so that an additional 427,983 March 2014 Warrants at an exercise price of $3.39 and 427,983 at an exercise price of $4.07 were issued. Furthermore, on August 13, 2014, pursuant to an Amendment Agreement, the exercise prices of the March 2014 Warrants were reduced from $3.39 to $3.00 and from $4.07 to $3.50, and the number of warrants was increased from 2,108,938 to 2,381,342 and from 2,108,938 to 2,449,380, respectively. See Note 15.

(3)	On June 23, 2014, in connection with the amendment of its Certificate of Designations, the Company issued the June Warrants to purchase up to an aggregate of 427,179 shares of the Company’s Common Stock to the original purchasers of the Preferred C Stock. See Note 15.

(4)	On February 24, 2014, the Company’s Board of Directors approved an amendment to 2012 and 2013 warrant grants to investors of pre-Merger Immune Ltd. Such investors were originally granted with the option to purchase 20% instead of 50% of the shares of Immune Ltd. Therefore, as a remedy, the Company issued an additional 134,004 warrants, at an exercise price of $5.04. The total fair value of $0.3 million was determined using the Black-Scholes option-pricing model, with an expected term of 1.95-4.48 years, volatility of 90%, risk-free interest rate of 0.27%-1.43%. Because the issuance reflects a correction to previous grant, these warrants were accounted for within equity, following the accounting for the original transaction. The impact on current, as well as on any prior financial period was determined not to be material.

(5)	On August 13, 2014, the Company entered into an investment agreement with one of its investors. Pursuant to the agreement, the Company received a total of $2 million upon closing. As consideration, the Company issued the investor 500,000 shares of its common stock, at $4.00 per share, and granted the investor 250,000 warrants, at an exercise price of $5.00 with a term of five years. The fair value of the issued warrants is $0.6 million, which was determined using the Black-Scholes option pricing model, using the following assumptions: stock price of $4.11, expected term of 5.0 years, volatility of 83.44%, risk-free interest rate of 1.72%.

In September 2014, the Company entered into an agreement with one of its investors. According to the agreement, in consideration for $0.4 million, received by the Company in April 2014, it issued the investor 96,000 shares of its common stock and 162,000 warrants at an exercise price of $4.00 and term of five years. The fair value of the issued warrants is $0.4 million, which was determined using the Black-Scholes option pricing model, using the following assumptions: stock price of $3.92, expected term of 5.0 years, volatility of 83.44%, risk-free interest rate of 1.72%.

(6)	Prior to its March 2014 Financing, the Company entered into an agreement with its placement agent, according to which it was obligated to pay the agent 7% in cash and 7% in warrants of the total amount sold in the March 2014 Financing, as placement agent compensation. The warrants were to bear the same terms and conditions as the March 2014 Warrants. Although the cash fees were paid, the warrants due to the placement agent were inadvertently neither issued nor accounted for. The overall impact in prior periods, of such issuance, was: (i) an additional expense of $0.3 million, $0.1 million and $0.2 million in the statement of operations, in the three month periods ended March 31, 2014, June 30, 2014 and the six month period ended June 30, 2014, respectively; (ii) a total of $0.3 million and $0.3 million decrease in stockholders’ equity as of March 31, 2014 and June 30, 2014; (iii) a total of $0.4 million and $0.3 million increase in a long term derivative liability as of March 31, 2014 and June 30, 2014; The impact is deemed to be not material to the periods and therefore was recorded during the three month period ended September 30, 2014.

As of December 31, 2014, the Company accounted for the placement agent warrants, at a total fair value of $0.5 million, which was determined using the Black-Scholes option pricing model, with an expected term of 2.25 years, volatility of 74.4%, risk free interest rate of 0.71%. These warrants were accounted for following the accounting method used for the original transaction.

(7)	In connection with the November 2014 Offering (see Note 15), the Company issued warrants to purchase 1,078,725 shares of common stock exercisable immediately for a period of three years with a total exercise price of $3.75 per share. The fair value of the issued warrants is $1.4 million, which was determined using the Black-Scholes option pricing model, using the following assumptions: stock price of $2.75, expected term of 3.0 years, volatility of 84.66%, risk-free rate of 0.94%.

(8)

In September 2014, the Company’s Board of Directors agreed to extend the expiration date of 235,333 warrants, originally issued in connection with a financing transaction, at an exercise price of between $3.36 and $4.20, and original expiration dates of between September 2014 and February 2015, until December 31, 2015. As a result, the Company recorded an incremental value of $0.2 million, as a deemed dividend. Such value was determined using the Black-Scholes option-pricing model, with an expected term of 1.32 years, volatility of 75%, risk-free interest rate of 1.50%. Furthermore, the Company entered into agreements with certain warrant holders, according to which, a total of 162,288 warrants at an exercise prices ranging from $4.20 to $5.04 and remaining term of between one and four years, were exchanged for 162,288 warrants at an exercise price of $3.00 and expiration on October 30, 2014. As of December 31, 2014, a total of 77,280 were exercised and the remaining warrants expired. The modification did not have an impact on the Company’s consolidated financial statements, since the fair value of the new warrants was less than the fair value of the existing warrants prior to the modification.

(9)

In June 2015, the Company issued 160,000 shares to a consultant for services performed, at an exercise price of $1.98 per share, exercisable commencing six months from the date of issuance and ending five years following the issuance date.

(10)

In connection with the Loan Agreement with Hercules, the Company issued to Hercules a five-year warrant to purchase an aggregate of 214,853 shares of its common stock at an exercise price of $1.70 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date. The placement agent for the Loan Agreement received $0.3 million upon the closing of the Hercules Loan and warrants to purchase an aggregate of 350,000 shares of common stock, at an exercise price of $1.78 per share, exercisable commencing six months following the issuance date and ending five years following the issuance date.

(11)

Upon closing of the $9.0 million Discover financing, the co-placement agents received an aggregate of $0.6 million upon closing and each received warrants to purchase an aggregate of 275,000 shares of the Company’s common stock, for a total of 550,000 shares of common stock, at an exercise price of $2.50 per share, exercisable commencing six months following the issuance date and ending five years following the issuance date. Upon closing of the additional $3.0 million Discover financing, the co-placement agents received an aggregate of $0.2 million in cash and each received warrants to purchase an aggregate of 114,000 shares of the Company’s common stock, for a total of 228,000 shares of common stock, at an exercise price of $2.50 per share, exercisable six months following the issuance date and ending five years following the issuance date.

(12)	In July 2015, in connection with the Exchange Agreement with Holders of all of the shares of Series C Preferred Stock, the Company agreed to issue the Holders an aggregate of 2,238,282 shares of its common stock and five-year warrants to purchase an aggregate of up to 431,457 shares of the Company’s common stock, at an exercise price of $3.00 per share and exercisable commencing six months following the date of issuance. See Note 10(d).

(c) Performance Based Options

On May 6, 2015, the Company’s Board of Directors, pursuant to the recommendation of the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”), granted an option to purchase up to 250,000 shares of the Company’s common stock to Dr. Daniel G. Teper, the Company’s Chief Executive Officer, as performance-based compensation.  The performance-based options were granted at an exercise price of $1.87 per share and will vest upon the Company’s achievement of certain operational, financing and partnership objectives that were determined by the Compensation Committee.

In connection with the granting of the performance-based options to Dr. Teper, the Company recorded a charge to stock compensation expense of $0.2 million for the year ended December 31, 2015 because the Company determined that the achievement of the performance options vesting criteria was deemed to be probable. The Company is amortizing the expense over the expected term of the performance options (see Note 16).

(d) Series C Preferred Stock

In July 2015, the Company entered into Securities Exchange Agreements (“Exchange Agreement”) with certain holders (“Holders”) of all of their shares of Series C 8% Convertible Preferred Stock (“Series C Preferred Stock”), pursuant to which the Company agreed to issue the Holders an aggregate of 2,238,282 shares of its common stock and five-year warrants to purchase an aggregate of up to 431,457 shares of the Company’s common stock, at an exercise price of $3.00 per share and exercisable commencing six months following the date of issuance. In exchange, the Holders’ agreed to exchange an aggregate of 2,286 shares of Series C Preferred Stock, originally issued by the Company on March 14, 2014, including any accrued but unpaid dividends payable thereon (the “Exchange”), pro rata to each Holder’s Preferred Stock ownership. As of December 31, 2015, 0 shares of the Company’s Series C Preferred Stock remained outstanding. The Exchange Agreement was considered to be an inducement in accordance with ASC 470 and as a result, the Company recorded the excess of (i) the fair value of all securities and other consideration transferred by the Company to the Series C Preferred Stock holders and (ii) the fair value of securities issuable pursuant to the original conversion terms are added to the Company’s net loss to arrive at loss available to common stockholders in the calculation of loss per share. Prior to the Exchange Agreement, the Company issued 389,281 shares of its common stock in exchange for the conversion of 546 shares of Series C Preferred Stock. For the year ended December 31, 2015, the Company charged to additional paid-in capital approximately $1.6 million in deemed dividend related to the Series C Preferred Stock. See Note 15.

(e) 10b5-1 Plan

On September 1, 2015, Dr. Daniel G. Teper, the Company’s Chief Executive Officer, purchased 7,569 shares of the Company’s common stock at $1.29 per share. On September 15, 2015, Dr. Teper, established a stock trading plan (the “10b5-1 Plan”) with respect to purchases in the open market of up to an aggregate of $0.3 million worth of the Company’s common stock in accordance with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended (the “Act”) and other applicable federal securities laws and regulations adopted by the Securities and Exchange Commission (the “SEC”). Through March 2016, Dr. Teper had purchased $0.3 million worth of the Company’s common stock in purchases under the 10b5-1 Plan. On September 14, 2015, the Chairman of the Company’s Board of Directors purchased 50,000 shares of the Company’s common stock at $1.47 per share and on December 7, 2015 purchased an additional 240,623 shares of the Company’s common stock at a price of $0.79.

(f) Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan, as amended and restated, expired in September 2015. On December 9, 2015, the 2015 Equity Incentive Plan (“2015 Plan) was approved at the Company’s 2015 Annual Meeting of Stockholders. The 2015 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary company’s employees and consultants. The Company’s Board of Directors determines the terms of the 2015 Plan such as vesting period. A total of 5,000,000 shares of the Company’s common stock is reserved for issuance pursuant to the 2015 Plan. No optionee may be granted an option to purchase more than 1,500,000 shares in any fiscal year. Options issued pursuant to the 2015 Plan have a maximum maturity of 10 years.  The 2015 Plan will expire on November 12, 2025. On December 24, 2015, the Company filed a Registration Statement on Form S-8 (Registration No. 333-208754), which registered the 5,000,000 common shares that may be issued or sold under the plan.

(g) Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company's common stock on the first day of offering or (ii) 85% of the fair market value of a share of the Company's common stock on the last trading day of the purchase period. Each offering period will have six-month duration. There were no shares issued under the ESPP during the year ended December 31, 2015, and no expense has been recorded. A total of 998,043 shares are available for issuance under the ESPP as of December 31, 2015.

NOTE 11. SERIES D PREFERRED STOCK

On July 28, 2015, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with mutual fund Discover pursuant to which the Company agreed to issue and sell up to an aggregate of 947 shares of the Company’s newly designated Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) of the Company, par value $0.0001 per share, convertible into shares of the Company’s Common Stock, at a fixed conversion price of $2.50 per share (the “Conversion Price”), at a purchase price of $10,000 per share, for total gross proceeds of $9.0 million after taking into account a 5% original issue discount, or the sale of approximately $9.47 million. Original issue discount of approximately $0.4 million was recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheets as of December 31, 2015.

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

The Company agreed to issue and sell an additional 316 shares of Series D Preferred Stock for gross proceeds of $3.0 million (with a 5% original issue discount) upon the satisfaction of certain customary closing conditions for transactions of this type as well as (i) approval by the Company’s stockholders of issuance of shares of Common Stock in accordance with the requirements of NASDAQ Listing Rule 5635(d) and (ii) a registration statement registering the shares of common stock issuable under the terms of the Series D Preferred Stock being declared effective by the SEC.

On September 24, 2015, the Company held a Special Meeting of Stockholders (the “Special Meeting”) to vote on a proposal to approve the potential issuance of more than 19.99% of the Company’s outstanding common stock upon conversion of the Series D Preferred Stock, together with certain additional shares the Company issued pursuant to other transactions that are aggregated under the NASDAQ Listing Rules in accordance with the stock purchase agreements between the Company and Discover dated July 28, 2015. This proposal was approved at the Special Meeting. On September 29, 2015, pursuant to the Stock Purchase Agreement and the satisfaction of the closing conditions included therein, the Company issued and sold 316 shares of the Company’s Series D Preferred Stock to Discover for total gross proceeds of $3.0 million, after taking into account a 5% original issue discount, or the sale of approximately $3.16 million of Series D Preferred Stock. The Company received the additional $3.0 million on September 29, 2015. Total original issue discount of $0.2 million was recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheets as of December 31, 2015.

The Series D Preferred Stock is convertible at a fixed price of $2.50 per share and has a six and a half year maturity term, at which time it will convert automatically into common stock at $2.50 per share. The Series D Preferred Stock bears an accrued annual dividend rate of 8.0%, which may range from 0% to 15%, based on certain adjustments and conditions, including changes in the volume weighted average price of the Company’s common stock. Upon conversion, the Company shall pay the holders of the Series D Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise been issued if they had been held through the maturity date (“Conversion Premium”).

The dividends and conversion premium may be paid in cash or, at the Company’s option, shares of common stock. If the Company elects to pay the dividends or conversion premium amount in the form of common stock, the number of shares to be issued is calculated as follows: (i) if there is no triggering event (as such term is defined in the Certificate of Designations), 90.0% of the average of the five lowest individual daily volume weighted average prices during the applicable measurement period, which may be non-consecutive, less $0.05 per share of common stock, not to exceed 100% of the lowest sales price on the last day of such measurement period, less $0.05 per share of common stock, or (ii) following any triggering event, 80.0% of the lowest daily volume weighted average price during any measurement period, less $0.05 per share of common stock, not to exceed 80.0% of the lowest sales price on the last day of any measurement period, less $0.05 per share of common stock.

The face value of the Series D Preferred Stock of $12.6 million, inclusive of $0.6 million in debt discount, has been accounted for as mezzanine equity in the consolidated balance sheets at December 31, 2015 in accordance with ASC 480 “Distinguishing Liabilities from Equity”, as upon liquidation, the Company will be required to redeem the outstanding Series D Preferred Stock for cash. The beneficial conversion feature relating to the Series D Preferred Stock resulted in a deemed dividend of $3.0 million on the date of issuance of the Series D Preferred Stock and was reflected as a reduction of the net loss attributable to common stockholders as the effective conversion price of the Series D Preferred Stock was below the Company’s stock price.

The conversion premium and the dividends associated with the Series D Preferred Stock contain an anti-dilution feature within the dividend rate, which fluctuates inversely to the changes in the value of the Company’s stock price. The conversion premium and dividends with the noted features are redeemed upon conversion of the Series D Preferred Stock.  The Company’s management analyzed the conversion premium and dividends with the noted features and determined that they required liability treatment. Accordingly, the conversion premium and the dividends have been bifurcated from the Series D Preferred Stock. Initial and subsequent measurement of this derivative liability will be at fair value, with changes in fair value recognized in earnings on a quarterly basis. The Company calculated the fair value of the total derivative liability of $8.0 million at inception of the two tranches of the Series D Preferred Stock issued to Discover, which have been recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheet since redemption is not currently deemed to be probable. A proportionate amount of the derivative liability that was recorded at inception of each tranche of the issuance of the Series D Preferred Stock will be reflected as a deemed dividend as the conversions occur. The Discover derivative liability was reduced by $1.8 million upon the Series D Preferred Stock conversions during the year ended December 31, 2015. The Company recorded a loss on the change in the estimated fair value of the derivative liability of $0.3 million for the year ended December 31, 2015, which was recorded in non-operating expense in the consolidated statements of operations. The fair value of the Discover derivative liability as of December 31, 2015 was $6.5 million (see Note 5).

Upon closing of the $9.0 million Discover financing, the co-placement agents received an aggregate of $0.6 million upon the closing and each received warrants to purchase an aggregate of 275,000 shares of the Company’s common stock, for a total of 550,000 shares of common stock, at an exercise price of $2.50 per share, exercisable commencing six months following the issuance date and ending five years following the issuance date. The Company valued the warrants issued to the placement agents using the Black-Scholes options-pricing model and calculated a fair value of $0.6 million, which has been recorded as a reduction to the Series D Preferred Stock in the consolidated balance sheet. Upon closing of the additional $3.0 million Discover financing, the co-placement agents received an aggregate of $0.2 million in cash and each received warrants to purchase an aggregate of 114,000 shares of the Company’s common stock, for a total of 228,000 shares of common stock, at an exercise price of $2.50 per share, exercisable six months following the issuance date and ending five years following the issuance date. The Company valued the 114,000 warrants issued to placement agents using the Black-Scholes options-pricing model and calculated a fair value of $0.2 million.

In addition, the Company paid legal fees of $0.1 million, which were recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheet. Total Series D Preferred Stock issuance costs of approximately $1.7 million were recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheet as of December 31, 2015.

During the year ended December 31, 2015, Discover converted 300 shares of Series D Preferred Stock into a total of 1,200,000 of the Company’s common stock. In addition, the Company issued an additional 3,311,730 of common stock to Discover as payment of dividends and conversion premium. The Company recorded a proportionate amount of the Series D Preferred Stock as a deemed dividend of $2.4 million upon conversion, which was charged to additional paid-in capital. In addition, during the year ended December 31, 2015, $3.0 million was credited to additional paid-in capital from the conversion of the 300 shares of Series D Preferred Stock. Subsequent to December 31, 2015, Discover converted an additional 100 shares of Series D Preferred Stock for a total of 400,000 common shares and the Company issued an additional 2,604,434 common stock as payment of dividends and conversion premium.

Below is the activity for the Company’s Series D Preferred Stock issuances for the periods presented ($ in thousands):

	Shares	Amount
December 31, 2014	-	$-
Issuance of Series D Preferred Stock	1,263	12,632
Series D Preferred Stock original issue discount	-	(632)
Series D Preferred Stock derivative liability	-	(8,007)
Conversion of Series D Preferred Stock	(300)	(3,000)
Accretion of Series D Preferred Stock	-	2,398
Series D Preferred Stock issuance costs	-	(1,732)
December 31, 2015	963	$1,659

NOTE 12. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the years ended December 31, 2015 and 2014 excludes shares underlying stock options and warrants and convertible preferred, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Such excluded shares are summarized as follows:

	Year Ended December 31,
	2015	2014
Common stock options	4,988,988	5,346,854
Restricted stock units (unvested)	-	160,702
Common shares issuable upon conversion of Series C Preferred Stock (not including dividends)	-	1,165,351
Common shares issuable upon conversion of Series D Preferred Stock (not including dividends and conversion premium paid in common stock)	3,852,000	-
Warrants	10,464,138	8,926,385
Total shares excluded from calculation	19,305,126	15,599,292

NOTE 13. COMMITMENTS AND CONTINGENCIES

(a) Leases

In February 2015, the Company’s corporate headquarters was relocated to New York, NY under a lease agreement with Alexandria Real Estate, which expires in 2020. On August 31, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for lab space and offices for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space, as amended, is $30,000 per month, subject to annual rent escalations. On January 15, 2016, the Company signed a one year lease agreement with an option for an additional year for new office space in Israel. For the years ended December 31, 2015 and 2014, the Company recorded rent expense of $0.4 million and $0.2 million, respectively.

Future minimum lease payments under non-cancelable leases for office space, as of December 31, 2015, are as follows ($ in thousands):

Period Ending December 31,	Amount
2016	$432
2017	378
2018	392
2019	405
2020	139
Total	$1,746

(b) Licensing Agreements

The Company is a party to a number of research and licensing agreements, including iCo, MabLife, Yissum, Dalhousie, Lonza and Shire, which may require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments under these agreements. See also Note 6.

(c) Litigation

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. During the year ended December 31, 2015, in connection with the trial, the Company incurred approximately $0.5 million of legal costs, $0.2 million which were settled in cash, and 116,594 shares of stock, with a fair value of $0.2 million which is included in general and administrative expenses in the consolidated statements of operations. The Company issued an additional 40,000 shares on April 1, 2015, with a fair value of $70,000 to settle current outstanding legal costs. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial and on October 9, 2015; the plaintiffs filed a notice of appeal to the court. No ruling has been made by the court on plaintiff’s motion.

In October 2014, the Company received a written demand from a former lender (“Lender”), for $9.1 million, which was based on an agreement with Immune Ltd., from 2011, relating to a loan of $0.3 million, which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. The Company currently estimates that its future loss would range between $0.3 million (as accrued for) to $1.0 million, which if determined to be payable to Lender, the Company believes would be likely to be settled in equity. The Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter will be initiated.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 14. INCOME TAXES

The Company recorded a deferred tax liability of $10.9 million as of December 31, 2015 and 2014 related to the purchase of the AmiKet IPR&D. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the Merger. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. As such, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2015 and 2014.

At December 31 2015, the Company had deferred tax assets of $22.5 million, against which a full valuation allowance of $22.5 million had been recorded. The determination of this valuation allowance did not take into account the Company’s deferred tax liability for IPR&D assigned an indefinite life for book purposes, also known as a “naked credit”, in the amount of $10.9 million at December 31, 2015. The change in the valuation allowance for the year ended December 31, 2015 was an increase of $3.5 million. The increase in the valuation allowance for the year ended December 31, 2015 was mainly attributable to an increase in net operating losses, which resulted in an increase in the deferred tax assets with a corresponding valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2015 and 2014 are as follows ($ in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Property, plant & equipment	$1	$688
Patents and other intangible assets	-	359
Accrued liabilities	503	119
Other	45	57
Net operating loss carryforwards – U.S.	11,511	3,524
Net operating loss carryforwards – Israel	5,757	9,655
Stock-based compensation	4,659	4,616
Gross deferred tax assets	22,476	19,018
Valuation allowance	(22,476)	(19,018)
Gross deferred tax assets after valuation allowance	-	-
Deferred tax liability – AmiKet IPR&D assets	(10,870)	(10,870)
Net deferred tax liability	$(10,870)	$(10,870)

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2015 and 2014 is as follows:

	For the Year Ended
	December 31,
	2015	2014
U.S. federal statutory tax rate	34.0%	34.0%
State income taxes, net of federal benefit	4.0	4.4
U.S. vs. foreign tax rate differential	(2.4)	(1.9)
Equity-based compensation	-	(4.5)
Other	(0.1)	(1.4)
Change in valuation allowance	(35.5)	(33.4)
Effective tax rate	-%	-%

The Company had approximately $81.2 million and $67.1 million of gross net operating loss (“NOL”) carryforwards (federal, state and Israel) as of December 31, 2015 and 2014, respectively. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. The Company reduced its tax attributes (NOL’s and tax credits) as a result of the Company’s ownership changes in 2007, 2009, 2013 and 2015 and the limitation placed on the utilization of its tax attributes, as a substantial portion of the NOL’s and tax credits generated prior to the ownership changes will likely expire unused. The most significant reduction in tax attributes occurred in 2013 as a result of the Merger. The Company does not have any material foreign earnings, due to a history of losses in its foreign subsidiary. A reconciliation of the Company’s NOLs for the years ended December 31, 2015 and 2014 is as follows ($ in thousands):

	December 31,
	2015	2014
U.S. Federal NOL's	$29,100	$24,300
U.S. State NOL's	29,100	24,300
Israel NOL's	23,000	18,500
Total NOL’s	$81,200	$67,100

The Company’s federal and state NOL’s of $29.1 million each begin to expire after 2030 through 2033. The Company’s Israel NOL of $23.0 million does not expire.

The Company has adopted guidance on accounting for uncertainty in income taxes which clarified the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The Company has gross liabilities recorded of $50,000 for both years ended December 31, 2015 and 2014, to account for potential state income tax exposure.  The Company is obligated to file income tax returns in the U.S. federal jurisdiction and Israel and various states.  Since the Company had losses in the past, all prior years that generated NOL’s are open and subject to audit examination in relation to the NOL generated from those years.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows ($ in thousands):

	2015	2014
Balance at January 1,	$50	$40
Additions related to tax positions	-	10
Reductions related to tax positions	-	-
Balance at December 31,	$50	$50

On May 1, 2015, the Company received a notice from New York State relating to audits of the 2011 to 2013 tax years. The Company has provided requested information to New York State and the Company does not expect this to have a material effect on the Company’s unrecognized tax benefits. As of December 31, 2015, the Company has not recorded any liabilities as a result of the audits. In addition, during the third quarter of 2015, the Company received tax notices from the Israeli Tax Authority relating to the 2010 to 2014 tax years. As of December 31, 2015, the Company has not recorded any liabilities as a result of the Israel tax notices as the Company is unable to determine whether any amounts will be due as a result of the receipt of the Israeli tax notices.

NOTE 15. 2014 FINANCINGS

March 2014 Financing

In March 2014, the Company signed agreements to raise $11.7 million (“March 2014 Financing”) through the sale of its newly designated Series C 8% Convertible Preferred Stock (“Series C Preferred Stock”), convertible into shares of the Company’s common stock, at an initial conversion price per share equal to the lower of $3.40 and 85% of the offering price in a future public equity offering of at least $10 million, a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of a share of common stock at an exercise price equal to the lower of $4.25 and 125% of the conversion price of the Preferred C Stock then in effect, and a five-year warrant to purchase 50% or 100% (as per the agreement with each investor) of its shares of common stock, at an exercise price equal to the lower of $5.10 and 150% of the conversion price of the Series C Preferred Stock then in effect (collectively, the “March 2014 Warrants”). One investor defaulted on payments of $1 million under a short-term promissory note, resulting in rejection by the Company of the investor’s participation in the March 2014 Financing. A total of approximately $0.4 million received from that investor during the second quarter of 2014 was applied for participation in later financing done by the Company (refer to Note 15 (d) (5)). In addition, two board members who participated in the March 2014 Financing and paid for their securities by fees earned for service as members of the Board of Directors, reduced their subscriptions by $20,000 each, resulting in the cancellation of an aggregate of 40 shares of the Series C Preferred Stock and the related warrants.

The Series C Preferred Stock carries a dividend of 8% per annum, based on the stated value of $1,000 per share, payable in cash or, at the option of the Company and subject to the satisfaction of certain conditions, in shares of common stock. Dividends on the Series C Preferred Stock accrue from the date of issuance and are paid on the date of conversion thereof. As of December 31, 2015 and 2014, a total of $0 and $0.3 million, respectively, was recorded for dividend liability.

In total, the Company issued 10,680 shares of Series C Preferred Stock, 1,680,945 March 2014 Warrants at an exercise price of $4.25 and 1,680,945 March 2014 Warrants at an exercise price of $5.10, for $1,000 per share. The Company received total net proceeds of approximately $10.2 million after deduction of related fees and expenses of $0.2 million, which were allocated to the value of the Series C Preferred Stock, and $0.3 million which was offset against existing debt to the Company’s employees, consultants, officers and directors. Additional offering expenses of $0.4 million were allocated to the March 2014 Warrants and recorded in the consolidated statement of operations during the year ended December 31, 2014. Included in net proceeds, was a deposit of $0.5 million the Company received in November and December 2013. Furthermore, in the third quarter of 2014, the Company accounted for the value of additional warrants to be issued to its placement agent. See Note 10.

The March 2014 Warrants were accounted for as a derivative liability, as both the exercise price and the number of warrants issued were subject to certain anti-dilution adjustments. See Notes 5 and 10. Therefore, on March 10, 2014 (agreement date), the March 2014 Warrants were recorded at their fair value of $7.4 million. The Series C Preferred Stock was recorded as the difference between overall consideration and the fair value of the March 2014 Warrants on grant date. Initially, a total amount of $3.1 million was recorded as mezzanine equity according to ASC 480 “Distinguishing Liabilities from Equity”, as such shares bear clauses allowing for a future adjustment to the number of shares issued to investors. As per above, such adjustment may only increase the number of shares issued, as the conversion price may only be reduced from the initially set level of $3.40.

In connection with the March 2014 Financing, the Company filed a Registration Statement on Form S-1 (Registration No. 333-195251) to register the resale of the shares of common stock underlying the Series C Preferred Stock, the shares of common stock underlying the March 2014 Warrants and certain shares of common stock that may be issuable as payment for dividends on the Series C Preferred Stock, which registration statement was declared effective by the SEC on April 25, 2014. Subsequently, and in accordance with the terms of the Series C Preferred Stock, such registration triggered a reduction of the conversion price of the Series C Preferred Stock from $3.40 to $2.71 and the exercise price of the warrants was reduced from $4.75 to $3.39 and from $5.10 to $4.07, as applicable. In addition, the number of March 2014 Warrants was adjusted to reflect the decrease in exercise price. Consequently, as of May 2, 2014, an additional 786,977 shares of common stock may be issuable upon the conversion of the Series C Preferred Stock, an additional 62,958 shares may be issuable as payment for dividends thereon (the dividend amount represents the annual 8% accrual for the additional common stock to be issued due to ratchet triggering event) and additional 427,983 March 2014 Warrants at an exercise price of $3.39 and 427,983 additional March 2014 Warrants at an exercise price of $4.07 were issued.

During the three month period ended June 30, 2014, prior to its reclassification out of mezzanine into equity, 4,168 shares of the Series C Preferred Stock were converted into 1,529,262 shares of the Company’s common stock. In addition, during the six-month period ended December 31, 2014, after reclassification from mezzanine into equity, certain investors elected to convert an additional 3,680 shares of the Series C Preferred Stock. As a result, 1,446,057 shares of common stock were issued by the Company.

On June 23, 2014, the holders of the Series C Preferred Stock agreed to amend the Company’s Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Stock (“Certificate of Designations”). Pursuant to the amendment, the holders of the Series C Preferred Stock were entitled, subject to the limitations on beneficial ownership contained in the Certificate of Designation, to vote on all matters as to which holders of the Company’s shares of common stock are entitled to vote. Each share of the Series C Preferred Stock entitles its holder to such number of votes per share equal to the number of shares of common stock, which would be obtained upon the conversion of such share of the Series C Preferred Stock as if converted at market value of the common stock on the date of issuance. In addition, pursuant to the amendment, in the event of future adjustments, the conversion price of the Series C Preferred Stock will not be less than $0.25. As a result of the amendment, which limited the down round ratchet provision and fixed the maximum number of shares to be issued upon conversion, all then outstanding Series C Preferred Stock, in the total value of $1.9 million, was reclassified from mezzanine equity into stockholders equity of the Company.

In consideration for the consent of the Series C Preferred Stockholders to amend the Certificate of Designation, and pursuant to the consent of greater than 67% of the holders of the securities issued in the Company’s March 2014 Financing allowing issuance of new securities by the Company, on June 23, 2014, the Company agreed to issue two-year warrants (the “June Warrants”) to purchase up to an aggregate of 427,179 shares of the Company’s common stock to the original purchasers of the Series C Preferred Stock, at an exercise price of $3.00 per share.

The June Warrants were valued at approximately $0.4 million, using the Black-Scholes option pricing model, using the following assumptions: volatility of 81.38%, risk free interest rate of 0.45%, grant date stock price of $2.60, expected term of 2 years and 0% dividend yield. The June Warrants were accounted for within the Company’s equity. The Company accounted for the amendment of its Series C Preferred Stock, classified as mezzanine equity prior to such amendment, as a modification of terms, as the additional fair value granted to investors for such modification was less than 10% of pre-amendment value of the Series C Preferred Stock. As such, as of December 31, 2014, the Company recognized approximately $0.4 million, which was the total value of its June Warrants, as a deemed dividend.

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

The Company accounted for the Amendment Agreement using the guidance in ASC 815 “ Derivatives and Hedging ” and ASC 470-50 “ Debt - Modifications and Extinguishments ”. Under ASC 470-50-40, as the overall modification was significant, extinguishment accounting was applied. As such, the difference between the fair value of the March 2014 Warrants just prior to the amendment and the fair value of the restated warrants and the restricted shares of common stock issued to investors, is to be recognized as a gain or a loss. As of August 13, 2014, the fair value of the original March 2014 Warrants was determined to be $7.9 million, the fair value of the restated warrants was determined to be $10.2 million and the value of the unregistered shares of common stock was approximately $0.8 million. As a result, a non-operating expense of $3.1 million was recorded in the consolidated statement of operations to reflect the extinguishment. Additionally, a total non-operating expense of $2.3 million was recorded in the third quarter of 2014, representing the revaluation of the March 2014 Warrants derivative liability to its fair value just prior to its amendment on August 13, 2014. Since the warrants no longer contain the anti-dilution protection provisions after the amendment, they were no longer classified as liabilities, and therefore the fair value of the restated March 2014 Warrants of $10.2 million was reclassified to stockholders’ equity.

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

On August 22, 2014, the Company filed a registration statement on Form S-3 (Registration No. 333-198309) to register for resale the additional shares of common stock issuable upon conversion of shares of the Series C Preferred Stock based on the adjusted conversion price of $2.71 per share, shares of common stock that may be issued as payment for dividends on the additional Series C Preferred Stock, payable through May 2, 2015, shares of common stock issuable upon exercise of the June Warrants, and the shares of its common stock issuable upon exercise of the Company’s restated warrants. This registration statement on Form S-3 was declared effective on October 28, 2014, and subsequently, as a result, and in accordance with the terms of the Series C Preferred Stock, such registration triggered a reduction of the conversion price of the Series C Preferred Stock from $2.71 to $2.43. See Note 10 (b). In addition, as of December 31, 2014, the Company had paid $68,000 for its obligation to compensate its holders for the delayed filing of its registration statement, and $54,000 remained accrued for potential future obligations.

August 2014 Financing

In August 2014, the Company entered into an investment agreement with one of its investors. Pursuant to the agreement, the Company received gross proceed of $2.0 million upon closing. As consideration, the Company issued the investors 500,000 shares of its common stock, at $4.00 per share, and granted the investor 250,000 warrants (see Note 10 (b)(5)). Total issuance costs related to this financing were insignificant.

September 2014 Financing

In September 2014, the Company entered into an investment agreement with one of its investors. Pursuant to the agreement, the Company received gross proceed of approximately $0.4 million upon closing. As consideration, the Company issued the investors 96,000 shares of its common stock, at $4.00 per share, and granted the investor 162,000 warrants (see Note 10 (b)(5)). Total issuance costs related to this financing were insignificant.

November 2014 Convertible Promissory Note

On November 12, 2014, the Company received $1.0 million in cash proceeds resulting from a bridge financing (“Bridge”) by an investor who previously invested $2.0 million in August 2014. Under the agreement, the Company issued to the investor a convertible promissory note (the “Note”), bearing an annual interest rate of 12%. The Note was subordinated to the Company’s senior secured term loan from its lender, MidCap. If the Company completed an offering of common stock prior to November 6, 2019, the maturity date of the Note, the balance remaining outstanding under the Note would automatically convert into shares of its common stock, at the price per share of common stock sold in its next financing transaction. In addition, as consideration for the bridge financing, the Company entered into a side letter and agreed that if the price per share in its next public offering was less than $4.00 per share (the subscription price paid by such investor in the August 2014 Financing), it will issue additional shares of common stock to the investor in an amount such that the total subscription price paid in August 2014, when divided by the total number of shares issued to such investor will result in an actual price paid per share of common stock equal to such lower price. As a result, on November 12, 2014, the Company recognized a derivative liability, and a debt discount, in the same amount of approximately $0.7 million, to be accreted to interest expense through the maturity date of the Note, or upon conversion, if earlier.  The derivative liability would be marked to market through the consolidated statement of operations at each reporting period until the next financing transaction of common stock.

Furthermore, in connection with the Note, the Company accelerated the vesting of 433,333 restricted shares held by Melini, a related party (see Note16), and of 433,333 restricted shares previously granted to another existing investor, as a fee for assisting the Company in obtaining the Bridge. Upon the acceleration of vesting, $2.2 million of previously unrecognized expense relating to these restricted shares was recorded as debt issuance costs which will be amortized as interest expense over the term of the debt, or to conversion, if earlier.

On November 20, 2014, the Company completed an underwritten offering of common stock that triggered the conversion of the Note, re-measurement and reclassification of the derivative liability and the expensing of the related debt discount and debt issuance costs. Prior to the reclassification of the derivative liability into equity the derivative was revalued and a derivative liability expense of $80,000 was recorded in the consolidated statement of operations. Subsequently, the total derivative liability of approximately $0.8 million was re-classified to equity. Additionally, the total debt discount of approximately $0.7 million and debt issuance costs of $2.2 million were amortized to interest expense in November 2014.

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

The warrants issued in the offering are exercisable for a period of three years following the issuance, at an exercise price of $3.75 per share. The warrants were not be listed on The NASDAQ Capital Market or any other exchange and no trading market for the warrants is expected to develop. The shares of Common Stock and warrants will be mandatorily separable immediately upon issuance.

On November 26, 2014, the Company announced the completion of the underwriter’s partial exercise of the over-allotment option to purchase 459,697 units, each consisting of (i) one share of common stock of the Company and (ii) a warrant to purchase 0.25 of a share of common stock of the Company, at a public offering price of $2.50 per share.

The gross proceeds received by the Company from the primary offering, the partial exercise of overallotment shares and conversions of board fees owed for past services was $9.8 million. Underwriting commissions of approximately $0.7 million as well as additional financing fees of approximately $0.4 million offset the total gross proceeds. The offering resulted in the issuance of 3,909,697 shares of common stock and 1,078,725 warrants. The fair value of the issued warrants was approximately $1.4 million, which was determined using the Black-Scholes option pricing model, using the following assumptions: stock price of $2.75, expected term of 3.0 years, volatility of 84.66%, risk-free rate of 0.94%.

NOTE 16. RELATED-PARTY TRANSACTIONS

(a) Dr. Daniel G. Teper

In September 2011, Immune Ltd. entered into an employment agreement with Dr. Teper under which he continued as Immune Ltd.’s Chief Executive Officer. Immune Ltd. agreed to compensate Dr. Teper with a monthly salary of approximately $10,000 plus benefits and reimbursement of certain expenses. Dr. Teper was eligible for an annual bonus of up to 50% of his annual salary, based 50% upon successful achievement of personal objectives and the overall performance of his duties and obligations, and 50% on general corporate performance. The agreement was cancelable by Dr. Teper with six months’ prior notice and by Immune Ltd. with twelve months’ prior notice. On June 1, 2014, Immune Ltd., and Dr. Teper entered into an amendment to an employment agreement, according to which, Dr. Teper’s compensation is to be adjusted to reflect an annual compensation of $0.1 million per annum. Effective January 1, 2015, Dr. Teper’s employment agreement with Immune Ltd. was terminated.

On June 1, 2014, Dr. Teper entered into an additional employment agreement with Immune Inc. According to the agreement between Immune Inc. and Dr. Teper, an annual total compensation of $0.3 million is to be paid to Dr. Teper by the Company. In addition, the Company agreed to pay Dr. Teper a sign-on bonus for the services provided prior to the date of this agreement. Moreover, Dr. Teper is entitled for an annual incentive award, in cash or in equity, based on mutually agreed goals. Effective January 1, 2015, concurrent with his terminated agreement Dr. Teper’s employment agreement with the Immune Inc. was amended to increase total compensation to $0.4 million.

In June 2011, Immune Pharmaceuticals Corporation, Inc., a wholly owned subsidiary of Immune Ltd., entered into a services agreement with 21 West Partners LLC (“21 West”), a company owned and controlled by Dr. Teper, a founder and CEO of Immune Ltd, under which, the Company agreed to pay $0.2 million annually for services rendered plus reimbursement for certain expenses. The agreement with 21 West was terminated by the parties in December 2013. In addition, Dr. Teper offset $60,000 of the amounts due to him under the service agreement with 21 West for participation in the March 2014 Financing. Total expenses recorded for 21 West Partners LLC and Dr. Teper in the aggregate amounted to $0, and $0.2 million in each of the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014 no amounts were due to Dr. Teper.

In February 2014, the Company granted Dr. Teper 750,000 options to the Company’s shares of common stock, at an exercise price of $2.38. These options will vest quarterly over a three-year period. Total fair value at grant date was approximately $1.5 million.

(b)	Dr. Jean Kadouche, Ph.D.

In July 2010, Immune Ltd. issued Dr. Kadouche shares of its ordinary stock, so that at the time of the transaction, Dr. Kadouche became a 50% owner of Immune Ltd. Immune Ltd. assigned no value to the shares issued in this transaction.

In August 2013, Immune Ltd. and Dr. Kadouche entered into a consulting agreement, pursuant to which, Dr. Kadouche agreed to serve as Immune Ltd.’s Vice President Biologics Research and Development and as a member of the Scientific Advisory Board. In consideration for his services, Immune Ltd. agreed to pay a consulting fee of up to $10,000 per any calendar month plus reimbursement of expenses if and when services are provided. Dr. Kadouche is also eligible to receive bonus compensation in any calendar year at the discretion of the Company’s Board of Directors. In 2013, Immune Ltd. issued 22,917 of its ordinary shares to Dr. Kadouche as compensation for any past services rendered for which payment had not already been made. The shares were valued at $55,000.

Total expenses recorded for Dr. Kadouche in the aggregate amounted to $0.1 million and $15,000 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, no amounts were due to Dr. Kadouche.

(c)	Isaac Kobrin

In October 2013, in connection with his board service, the Company awarded Dr. Kobrin ten-year options to purchase 100,000 ordinary shares at an exercise price of $2.50 per share. Half of the options were immediately vested and half of the options vest within a three year period. The fair value of the options, based on the Black-Scholes option-pricing model, was approximately $0.2 million. In addition, in October 2013, the Company agreed to pay Dr. Isaac Kobrin $60,000 per year for his board services.

In July 2014, Dr. Kobrin resigned from the Company’s Board of Directors and signed a consulting agreement, under which he will be paid monthly fees of $5,000 for his services to the Company. In addition, his options continue to vest under their original terms. The related modification charge was insignificant.

Total expenses recorded for Dr. Kobrin in the aggregate amounted to $0 and $30,000 in each of the years ended December 31, 2015 and 2014, respectively. In addition, Dr. Kobrin participated in the March 2014 financing by converting $60,000 owed to him by the Company. As of December 31, 2015 and 2014, $0 and $30,000 was due to Dr. Kobrin, respectively.

(d)	Mark E. Rothenberg, M.D., Ph.D.

Mark E. Rothenberg, M.D., Ph.D. was the co-chairman of Immune Ltd.’s Scientific Advisory Board. In March 2011, Immune Ltd. agreed to compensate Dr. Rothenberg $5,000 per month for consulting services if and when services are provided plus 400,000 ordinary shares. The share grant was valued at $0.3 million based on the fair value of the share as of the date of grant.

In December 2013, in connection with his board service, Immune Ltd. awarded Dr. Rothenberg options to purchase 50,000 ordinary shares at an exercise price of $2.35 per share. The options were immediately vested. The fair value of the options, based on the Black-Scholes option pricing formula, was approximately $0.1 million.

Total expenses recorded for Dr. Rothenberg in the aggregate amounted to $0 and $20,000 for the years ended December 31, 2015 and 2014, respectively. In addition, Dr. Rothenberg participated in the March 2014 Financing by converting $39,000 into shares of the Company’s Series C Preferred Stock for consulting fees due to him. As of December 31, 2015 and 2014, there were no amounts due to Dr. Rothenberg.

(e)	Daniel Kazado and Melini Capital Corp (“Melini”).

Mr. Kazado originally served on the Board of Directors of Immune Ltd. and is now Chairman of Immune’s Board of Directors. In January 2014, the Company entered into a consulting agreement with Melini, to which Mr. Kazado is related. In accordance with the agreement, Melini received a grant of 600,000 restricted shares of common stock of the Company, to vest monthly over three years. The vesting of these restricted shares was accelerated in connection with the November 2014 Note (see Note 15). In connection with this grant, and acceleration, the Company recorded an expense of approximately $1.6 million for the year ended December 31, 2014.

In 2012, Melini had previously received options to purchase an aggregate of 750,000 shares of the Company’s common stock. As of December 31, 2015, those options were fully vested. The options had a grant date fair value aggregating approximately $1.2 million based on the Black-Scholes option-pricing model.

In April 2014, the Company entered into a three-year, $5.0 million revolving line of credit with Melini, an existing stockholder, who is related to the Chairman of the Board of Directors. Borrowings under this revolving line of credit incur interest at a rate of 12% per year, payable quarterly. Drawdowns are available to the Company within four weeks of an official request. The revolving line of credit is unsecured and subordinated to the Loan Agreement. Either party to the revolving line of credit has the right to terminate this credit facility upon completion of a capital raise in excess of $5.0 million. On April 14, 2015, the revolving line of credit was amended to remove Melini’s right to terminate the line of credit and extended to provide Melini the right to terminate the line of credit on the earlier of (i) one year from the amendment date, or (ii) the completion of a capital raise in excess of $5.0 million. The revolving line of credit was further amended upon the completion of the July 29, 2015 financings in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015, Melini agreed to extend the revolving line of credit until September 30, 2015 and on October 14, 2015, Melini agreed to extend the line of credit until November 30, 2016. In October 2015, the Company paid Melini $0.3 million as reimbursement for direct financial and administrative expenses accrued for the maintenance of the revolving line of credit from April 2014 to March 2016. To date, no amounts have been drawn under the revolving line of credit. Any amounts borrowed by the Company under the revolving line of credit become due upon the maturity date of November 30, 2016.

Mr. Kazado offset $20,000 of existing debt by the Company for participation in the March 2014 Financing. As of December 31, 2015 and 2014, $30,000 and $0 were due to Mr. Kazado for his board services.

(f)	Soho Mavericks LLC

In September 2014, the Company entered into a consulting agreement with Soho Mavericks LLC, which was founded, and is being managed by Mr. Benjamin Teper, the son of the Company’s CEO, Dr. Daniel Teper. According to the agreement, the Company is to pay a $5,000 monthly retainer for services received. In December 2014, the Company terminated the agreement with Soho Mavericks LLC. No expense was incurred under this agreement during the year ended December 31, 2015.  During the year ended December 31, 2014, total payment under the consulting agreement of $20,000 was recorded. The Company paid $7,500 to Soho Mavericks LLC for media services performed during the year ended December 31, 2015 unrelated to the 2014 consulting agreement.

NOTE 17.  Subsequent Events

BioNanoSim Ltd - Nano Cyclosporine-A

On January 1, 2016, the Company, through its wholly owned subsidiary, Immune Pharmaceuticals Ltd. entered into a definitive research and license agreement (the “License”) with BioNanoSim Ltd., (“BNS”). The License was entered into pursuant to an existing binding MOU, dated June 10, 2015, by and between the Company and Yissum. Under the License, the Company obtained from BNS an exclusive, worldwide sublicense, with a right to further sublicense, for the development, manufacturing and commercialization of certain inventions and research results regarding Yissum’s patents in connection with nanoparticles for topical delivery of cyclosporine-A (“Nanocyclo”), for all topical skin indications. In consideration for the License, the Company will pay BNS the following payments throughout the term of the License:

•	an annual maintenance fee of $30,000, commencing on January 1, 2021, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year;
•	a license fee in the amount of $0.5 million, to be paid in four equal installments to be made between January 4, 2016 and October 1, 2016; and
•	royalties on net sales of products (as such term is defined in the License) by the Company in the amount of up to 5%, subject to certain possible reductions in certain jurisdictions;
•	sublicense fees in the amount of 18% of any non-sales related consideration received by the Company from a sublicense or an option to receive a sublicense for the products and/or the licensed technology (as such terms are defined in the license); and
•	milestones payments of up to approximately $4.5 million and 250,000 shares of the Company’s common stock upon the achievement of certain regulatory, clinical development and commercialization milestones, though in the event that the Company receives consideration from a sublicensee for any such milestones, the Company will pay to BNS the higher of either (a) the amount of the particular milestone payment or (b) the amount of the sublicense fees that are due for such sublicensee consideration paid to the Company.

In addition, the Company shall reimburse BNS within 60 days for expenses relating to patent fees and will sponsor a 12-month research program to prepare the program for investigational new drug (“IND”) submission.

Unless earlier terminated by the Company or by BNS pursuant to the provisions of the License, the License shall terminate on a country-by-country, product- by-product basis, upon the later of (i) the date of expiration of the last valid claim included in the licensed technology that covers the particular product; (ii) the end of any exclusivity on the product granted by a regulatory or government body; or (iii) the end of a period of 15 years from the date of the first commercial sale of the particular product (as such terms are defined in the License). Should the periods referred to in (i) or (ii) expire prior to 15 years from the date of the first commercial sale in a particular country or countries, the license in that country or those countries shall be deemed a license to the know-how. At the end of the later of the periods as set forth above, the Company shall have a fully paid nonexclusive license to the licensed technology.

