Form 10-K/A
period 2015-12-31
IMMUNE PHARMACEUTICALS INC
filed 2016-04-29
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    Yes     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 27, 2016, the registrant had 39,321,848 shares of common stock, par value $0.001 per share, outstanding

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Immune Pharmaceuticals Inc. (the “Company”) for the year ended December 31, 2015, as filed on March 30, 2016 (the “Original Form 10-K”), is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Form 10-K and with our filings with the SEC subsequent to our Original Form 10-K.

In accordance with Rule 12b-15 of the Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment.

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

SMALLER REPORTING COMPANY - SCALED DISCLOSURE

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies.”

IMMUNE PHARMACEUTICALS INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth the name, age and position of each of our current directors and executive officers as of April 27, 2016.

Name	Age	Position

Directors and Executive Officers
Daniel G. Teper, Pharm. D.	56	Chief Executive Officer and Director
John C. Militello	42	Vice President of Finance, Controller and Chief Accounting Officer (Principal Financial Officer)
Daniel Kazado (3) (4)	51	Chairman of the Board of Directors
Cameron Durrant, M.D. (1) (2) (3)	55	Lead Director
Elliot Maza (1) (2) (4)	60	Director
John Neczesny (1) (4)	52	Director
Jeffrey Paley, M.D. (2) (3)	48	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.
(4)	Member of Transactions Committee.

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Daniel Gedeon Teper, Pharm. D., M.B.A, 56, has been the Chief Executive Officer of the Company since August 25, 2013, when he was appointed to such positions pursuant to the terms of the August 2013 merger transaction between the Company and Immune Pharmaceuticals Ltd. (“Immune Ltd.”), now a wholly-owned subsidiary of the Company (the “Merger”). From August 25, 2013 to December 15, 2014, Dr. Teper also served as Chairman of our Board of Directors. Dr. Teper founded Immune Pharmaceuticals Ltd. and served as its chairman and chief executive officer from January 2010 to August 2013.  From 2005 to 2009, Dr. Teper served as New York-based Managing Partner and Head of North America at Bionest Partners, a global management consulting firm, where he advised pharmaceutical and public biotechnology companies with respect to corporate strategy, business development, mergers and acquisitions, new product development and commercialization. From 2000 to 2004, Dr. Teper held various senior management roles in the U.S., including senior vice president of sales and business development at Softwatch, an Internet healthcare company, where he assisted in raising $30 million in venture capital and expanding the company to over 150 employees. From 1996 to 1999, Dr. Teper served as global president of HAVAS-Euro Rscg Healthcare Worldwide, where he expanded operations internationally and advised pharmaceutical companies on global launches of major new drugs in multiple disease areas. Dr. Teper worked for Novartis from 1984 to 1990, serving at the headquarters in Basel, Switzerland from 1984 to 1985 and serving out of the U.S. from 1985 to 1990, during which time he held management responsibilities in sales and marketing and was appointed head of new product development for Cardiovascular Products. From 1990 to 1992, Dr. Teper held general management positions in France, including Senior Vice President and head of marketing and sales of Laboratories at GlaxoSmithKline and President and Chief Operating Officer of Laboratories at Delagrange (which was acquired by Synthelabo, a predecessor to Sanofi). In 1993, Dr. Teper founded and began serving as chief executive officer of WINTEC Pharma, a specialty pharmaceutical company. In 1995, Dr. Teper sold the anti-infectives segment of WINTEC Pharma to Norgine (UK) and the dermatology segment to Galephar (Belgium). In 1999, Dr. Teper co-founded Novagali (NYSE Euronext: NOVA), a pharmaceutical company specializing in ophthalmology and which was recently acquired by Japan’s Santen. Dr. Teper holds a Doctor of Pharmacy degree from Paris XI University and an MBA from INSEAD, where he was a J. Salmon scholar. We believe that Dr. Teper is qualified to serve as on our board of directors due to his many years of service as our Chief Executive Officer and as former Chief Executive Officer of Immune Ltd., his extensive knowledge of our Company and his extensive experience within our industry.

John Militello, 42, was appointed as our Vice President of Finance, Controller and Chief Accounting Officer, effective January 1, 2016. Mr. Militello will also serve as the Company’s Principal Financial Officer. Mr. Militello joined the Company in April 2015 as our Executive Director of Finance and Corporate Controller. Prior to that, Mr. Militello was an Assistant Controller with Retrophin, Inc. (NASDAQ GM: RTRX), a San Diego based biotech company, and the Manager, External Reporting & Compliance at Volt Information Sciences, Inc. (NYSE MKT: VISI), a publicly traded staffing company. Prior to Volt Information Sciences, Inc., Mr. Militello was a Senior Manager with BDO USA, LLP serving multi-national SEC registrants. Mr. Militello is a Certified Public Accountant and earned his Bachelor of Science degree in Accounting from St. Joseph’s College.

Daniel Kazado, 51, became a Director of the Company on October 10, 2013 and became the Chairman of the Board of Directors on December 15, 2014. Mr. Kazado has served as a senior advisor to Melini Capital, a family owned private and public equity firm investing internationally in several industries, since its incorporation in 2010.  Melini Capital has been an early and significant investor in Immune Pharmaceuticals. From March 2011 to August 2013, Mr. Kazado served as a director. In 1992, Mr. Kazado founded DMA Altiam, a management consulting firm that advised boards of directors and senior management in multiple industries.  DMA Altiam grew to include 25 professionals over the course of fifteen years, and in 2002 Mr. Kazado sold the company to Altran Technologies, a global engineering and management consulting group with revenues of over $1 billion. Mr. Kazado holds a bachelor’s degree in Business Administration and a master’s degree in Management from Lyon University in France. We believe that Mr. Kazado is qualified to serve on our board of directors based on his experience with advising boards of directors and senior management of in multiple industries, including our industry, with respect to management and other business aspects.

Cameron Durrant, MD, MBA, 55, joined our board of directors in July 2014. Mr. Durrant is CEO and Chairman of the Board of KaloBios Pharmaceuticals, Inc., effective as of March 1, 2016. Dr. Durrant served as President and Chief Executive Officer of ECR Pharmaceuticals Co., Inc. (“ECR”) a subsidiary of Hi-tech Pharmacal Co., Inc. (NASDAQ: HITK), from September 2012 to April 2014. From January 2010 to September 2012, Dr. Durrant served as a consultant to several biopharma companies, as the Founder, CEO and CFO of PediatRx, Inc. (subsequently divested) and on several biotech and medical device company boards. As well as holding CEO and CFO roles, he has acted as Chairman, Treasurer and Chief Accounting Officer and convened, sat on or chaired audit, nominating, governance, compensation and special board committees. He has been an executive at blue-chip big pharma, including Johnson and Johnson, Pharmacia Corporation (until its acquisition by Pfizer), GSK and Merck. He is a founding director of Bexion Pharmaceuticals, a private company with a Phase I, novel lipid/protein nanotech oncology therapeutic and a board member of Alcyone Life Sciences, a private medical device company. He has served as a founding investor, Chairman, CEO and CFO of PediatRx (a public company), Executive Chairman and CEO of Anavex (a public company), former Chairman of Pressure Point (a medical device company), former CEO of PediaMed Pharmaceuticals (acquired by Connetics Corporation) and former board member of Topaz Pharmaceuticals (acquired by sanofi-aventis). He was the 2005 winner of the Ernst and Young Ohio and Kentucky ‘Entrepreneur of the Year’ winner and a national finalist, named in the PharmaVoice 2005, 2006, 2007 and 2010 list of one of the ‘100 most inspiring people in the pharmaceutical industry’ and by Pharmaceutical Executive in 2008 as part of the ‘Change generation - young leaders to watch in pharma’. Cameron earned his MD from the Welsh National School of Medicine, Cardiff, UK, his DRCOG from the Royal College of Obstetricians and Gynecologists, London, UK, his MRCGP from the Royal College of General Practitioners, London, UK, his DipCH from the Melbourne Academy, Australia and his MBA from Henley Management College, Oxfordshire, UK. We believe that Dr. Durrant is qualified to serve on our board of directors based on his experience advising companies in the pharmaceutical industry and his vast experience as an executive and director of several pharmaceutical companies.

Elliot Maza, J.D., M.B.A., 60, became a Director of the Company on January 14, 2015.  Prior to joining the Board of Directors, Mr. Maza served as a consultant to the Company from November 2014 to January 2015. From May 2006 to the present, Mr. Maza has served in several management positions at Intellect Neurosciences, Inc., a biotechnology company focused on the development of therapeutics for Alzheimer’s disease.  Mr. Maza served as the Executive Vice President of Intellect Neurosciences, Inc. from May 2006 to March 2007 and as President from March 2007 to October 2011.  He has served as Chief Financial Officer of Intellect Neurosciences, Inc. from May 2006 to the present. Mr. Maza was appointed to the board of directors of Intellect Neurosciences, Inc. on June 26, 2007. From December 2003 to May 2006, Mr. Maza served as Chief Financial Officer of Emisphere Technologies, Inc., a biopharmaceutical company specializing in oral drug delivery. From March 1999 to December 2003, he was a partner at Ernst and Young, LLP. During the period from May 1989 to March 1999, Mr. Maza served as an Associate and subsequently Vice President in the Fixed Income divisions of Goldman Sachs, Inc. and JP Morgan Securities, Inc. Mr. Maza practiced tax and corporate law at Sullivan and Cromwell in New York from September 1985 to April 1989. We believe that Mr. Maza is qualified to serve as a director of the Company based on his experience as a senior executive in several biotech and biopharma companies.

John Neczesny, M.B.A., 52, became a Director of the Company on February 2, 2016.   Mr. Neczesny has been a Managing Director at Oberon Securities, LLC, a boutique investment bank, since 2012, where he advises on and executes M&A and financing transactions principally for healthcare companies.  Previously, he was Vice President, Corporate Development at Par Pharmaceutical Companies from 2009 to 2011.  From 1998 to 2008, Mr. Neczesny was an investment banker at Bear Stearns & Co. Inc. in the Healthcare group, where he rose to Managing Director and was involved in numerous M&A and capital markets transactions for pharmaceutical, biotechnology and medical technology companies. Mr. Neczesny earned an MBA in Finance from New York University Stern School of Business and a Bachelor of Science degree in Chemistry from the University of Delaware. We believe that Mr. Neczesny is qualified to serve as a director of the Company based on his experience with numerous transactions involving pharmaceutical and biotechnology companies.

Jeff Paley, M.D, 48, became a Director of the Company on February 23, 2016. Mr. Paley brings over 19 years of experience in the healthcare industry. Dr. Paley has been an active clinician and consultant for over 30 analysts and portfolio managers in the biotechnology, pharmaceutical, specialty pharmaceutical and medical technology arenas, reviewing the clinical, preclinical and regulatory pedigrees of numerous therapeutics and devices. Dr. Paley has also consulted for several biotechnology and specialty pharmaceutical companies, most notably in the areas of clinical development and business development and he has engineered transactions worth over $600 million. Dr. Paley founded Access Medical Associates in 2003, after spending five years on the full-time academic faculty of Weill Cornell Medical College, where he served as a Director of Clinical Research at the Cornell Internal Medicine Associates. At Weill Cornell, Dr. Paley was a Principal or Co-Principal Investigator on several studies of diabetes, hypertension, and cholesterol disorders. He has served as a Director of Kellbenx and Retrophin and currently serves as a Director of Kalytera, Avenue Therapeutics and Remote Radiology Inc. Dr. Paley trained at Harvard Medical School and completed a residency in Internal Medicine at Massachusetts General Hospital. We believe that Dr. Paley is qualified to serve as a Director of the Company based on his extensive experience in the healthcare industry.

Family Relationships

There are no family relationships among any of our current or former directors or executive officers.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including Directors, pursuant to which the officer was selected to serve as an officer.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Corporate Governance

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

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

To our knowledge, based solely upon a review of Forms 3, 4, and 5 furnished to us during the fiscal year ended December 31, 2015, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2015.

Code of Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all our employees, and a Supplemental Code of Ethics that specifically applies to our Chief Executive Officer and Principal Financial Officer. The text of the Code of Business Conduct and Ethics and the Supplemental Code of Ethics are publicly available on our website at www.immunepharmaceuicals.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investors-Corporate Governance” section of our website at www.immunepharmaceuicals.com or will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Nominating and Governance Committee

The Board has a standing Nominating and Governance Committee. The Nominating and Governance Committee consists of Jeffrey Paley, M.D. (Chairman), Cameron Durrant, M.D., and Daniel Kazado. The Nominating and Governance Committee may employ a variety of methods for identifying and evaluating nominees for director. Both members of the Nominating and Governance Committee qualify as independent as defined by the rules of the NASDAQ Stock Market.

The Nominating and Governance Committee regularly assesses the size of the Board, the need for particular expertise on the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. Candidates may be evaluated at regular or special meetings of the Nominating and Governance Committee, and may be considered at any point during the year.

Compensation Committee

The Compensation Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of The NASDAQ Capital Market. None of the members of the Compensation Committee during fiscal 2015 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director. The current members of the Compensation Committee are Cameron Durrant, M.D. (Chairman), Elliot Maza, and Jeffrey Paley, M.D.

The Compensation Committee is responsible for establishing and administering our executive compensation policies. The role of the Compensation Committee is to (i) formulate, evaluate and approve compensation of the Company’s directors, executive officers and key employees, (ii) oversee all compensation programs involving the use of the Company’s stock, and (iii) produce, if required under the securities laws, a report on executive compensation for inclusion in the Company’s proxy statement for its annual meeting of stockholders. The duties and responsibilities of the Compensation Committee under its charter include:

●	Annually reviewing and setting compensation of executive officers;

●	Periodically reviewing and making recommendations to the Board with respect to compensation of non-employee directors;

●	Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation;

●	Reviewing competitive practices and trends to determine the adequacy of the executive compensation program;

●	Approving and overseeing incentive compensation and equity-based plans for executive officers that are subject to Board approval;

●	Making recommendations to the Board as to the Company’s compensation philosophy and overseeing the development and implementation of compensation programs;

●	Periodically reviewing and making recommendations to the Board with respect to compensation of non-employee directors;

●	Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation;

When appropriate, the Compensation Committee may, in carrying out its responsibilities, form and delegate authority to subcommittees. This process leads to a recommendation for any changes in salary, bonus terms and equity awards, if any, based on performance, which recommendations are then reviewed and approved by the Compensation Committee.

The Compensation Committee has the authority, at the Company’s expense, to select, retain, terminate and set the fees and other terms of the Company’s relationship with any outside advisors who assist it in carrying out its responsibilities, including compensation consultants or independent legal counsel.

Audit Committee and Financial Experts

Our Audit Committee currently consists of Mr. Maza (Chairman) and Messrs. Durrant and Neczesny. Mr. Rene-Pierre Azria served on our Audit Committee during the fiscal year ended December 31, 2015 until his resignation from the Board of Directors on December 8, 2015. Mr. Neczesny was appointed to the Board of Directors and to our Audit Committee on February 2, 2016. Our Audit Committee met four times during the fiscal year ended December 31, 2015. Our Audit Committee is responsible for retaining and overseeing our independent registered public accounting firm, approving the services performed by our independent registered public accounting firm and reviewing our annual financial statements, accounting policies and our system of internal controls. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and The NASDAQ Stock Market LLC; as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Maza is an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on the “Investors-Corporate Governance-Committees” section of our website at www.immunepharmaceuicals.com.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned, paid or accrued during the last two fiscal years ended December 31, 2015 and 2014 by (i) our Chief Executive Officer, and (ii) our two next most highly compensated former executive officers who earned more than $100,000 during the fiscal year ended December 31, 2015 and 2014, collectively referred to as the “named executive officers.”

Name/Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards($) (1)		All Other Compensation ($)		Total ($)
Daniel G. Teper,	2015	362,575	-	352,055	(3)	-		714,630
Chief Executive Officer	2014	342,456	-	1,541,613		2,098	(4)	1,886,167

Gad Berdugo, former Chief Financial Officer	2015	259,534	-	2,991	(2)			262,525

Robert W. Cook, former Chief Financial Officer(5)	2014	130,342	-	205,548		3,194	(6)	339,084

Stephane Allard, former Chief Medical Officer(7)	2014	192,292	-	-		5,483	(6)	197,775

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(2)	Mr. Berdugo was hired on January 21, 2015 as the Company’s Chief Financial Officer and served in this position until his resignation from the Company, on December 31, 2015. Mr. Berdugo was granted an option to purchase 370,000 shares upon his hiring. In connection with Mr. Berdugo’s resignation from the Company on December 31, 2015, options to purchase 123,333 shares of the Company’s common stock held by Mr. Berdugo were accelerated to vest on December 31, 2015 and options to purchase 246,667 shares of common stock that were scheduled to vest after January 2016, were forfeited as of December 31, 2015. The fair value for Mr. Berdugo’s option awards represents the fair value of 123,333 vested options as of December 31, 2015.

(3)	On May 6, 2015, the Company’s Board, pursuant to the recommendation of the Compensation Committee granted an option to purchase up to 250,000 shares of the Company’s common stock to Dr. Teper, as performance-based compensation. The performance-based options were granted at an exercise price of $1.87 per share and will vest upon the Company’s achievement of certain operational, financing, and partnership objectives that were determined by the Compensation Committee.

(4)	Represents contributions to: (a) continued savings fund (Keren Hishtalmut), (b) disability insurance (Ovdan Kosher Avoda) and (c) statutory national insurance (Bituach Leumi) in the aggregate total amount of $2,098 in 2014. Based on an average exchange rate of 3.5932 between the NIS and U.S. Dollar for 2014.

(5)	Until his resignation effective on April 10, 2014, Mr. Cook served as our Chief Financial Officer.

(6)	Includes premiums for health benefits and for life and disability insurance paid on behalf of the named executive officer.

(7)	As of March 11, 2014, Dr. Allard’s employment as our Chief Medical Officer was terminated.

Narrative Disclosure to Summary Compensation Table

Dr. Daniel G. Teper

On June 4, 2014, we entered into an employment agreement with Dr. Teper (the “Teper Employment Agreement”). Under the terms of the Teper Employment Agreement, Dr. Teper is entitled to receive an annual base salary of $260,000. His first base salary payment also includes a sign-on bonus of $48,208 for services provided by Dr. Teper to us prior to June 1, 2014. In addition, Dr. Teper is eligible to receive, subject to the board of directors’ approval, an annual incentive award, contingent upon his achievement of goals mutually agreed upon by Dr. Teper and us, of up to $360,000 for each calendar year of his term of employment, which may be granted in cash or in equity equivalent and an annual bonus of up to 100% of his base salary. During fiscal years 2014 and 2015, no bonus was paid to Dr. Teper. Under the term of the Employment Agreement, Dr. Teper is also eligible to participate in all employee benefit plans, programs and arrangements, and all fringe benefits and perquisites that are made available to our senior executives, including but not limited to, health insurance coverage in accordance with the terms of our health insurance plan.

 The Teper Employment Agreement may be terminated upon death, disability, by us with or without Cause (as defined in the Teper Employment Agreement), or by Dr. Teper with or without Good Reason (as defined in the Teper Employment Agreement). In the event the Teper Employment Agreement is terminated for Good Reason by Dr. Teper, he shall be entitled to receive his base salary for a period of three (3) months. If the Teper Employment Agreement is terminated by the Company without Cause, Dr. Teper shall be entitled to receive his base salary for a period of six (6) months. In each case, payment is contingent upon Dr. Teper’s signature of a release that is satisfactory to the Company in form and in substance. The Teper Employment Agreement does not provide for any payments in the event that it is terminated by the Company for Cause or by Dr. Teper without Good Reason.

Furthermore, as part of his compensation, effective February 2, 2014, Dr. Teper was granted an option to purchase 750,000 shares of our common stock, at an exercise price of $2.38, the closing price of our shares of common stock on the date of the grant by the board of directors (the “Board”), which options vest quarterly over a three-year period, subject to acceleration in the event of (i) Change of Control (as defined in the Teper Employment Agreement); or (ii) termination by us without Cause, pursuant to the terms and subject to the conditions of our stock option plan.

On June 23, 2014, Immune Ltd. and Dr. Teper entered into an amendment to that certain employment agreement, by and between Immune Ltd. and Dr. Teper, dated September 1, 2011 (the “Amendment”). The Amendment was effective as of June 1, 2014. Pursuant to the Amendment, (i) Dr. Teper’s base annual salary will be $100,000 (or NIS 20,500 per month) increased to $141,463 (or NIS 29,000 per month) on January 1, 2015, for services rendered by Dr. Teper to Immune Ltd. (ii) the notice period for termination by employee was reduced to three months and by Immune Ltd. was reduced to six months, and (iii) Dr. Teper is entitled to up to 10 paid vacation days, which can be accumulated, subject to certain conditions.

The employment agreement of Dr. Teper with Immune Ltd. was in addition to the existing Employment Agreement between us and Mr. Teper entered into on June 4, 2014, as described above. However, on February 28, 2015, Dr. Teper and Immune Ltd. terminated, effective as of January 1, 2015, Mr. Teper’s employment agreement with Immune Ltd., pursuant to which Dr. Teper was paid, among other benefits, an annual base salary of $100,000. In connection with the termination, we and Dr. Teper amended Dr. Teper’s Employment Agreement. Pursuant to the amendment, effective as of January 1, 2015, Dr. Teper’s annual base salary increased from $260,000 to $360,000.

On May 6, 2015, the Company’s Board, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), granted an option to purchase up to 250,000 shares of the Company’s common stock to Dr. Teper, as performance-based compensation.  The performance-based options were granted at an exercise price of $1.87 per share and will vest upon the Company’s achievement of certain operational, financing, and partnership objectives that were determined by the Compensation Committee.

Gad Berdugo

Gad Berdugo was our Chief Financial Officer until December 31, 2015 when Mr. Berdugo resigned from all of his positions, including Chief Financial Officer, Executive Vice President, Finance and Administration, and Secretary of the Company. Pursuant to the Company’s employment agreement with Mr. Berdugo dated January 21, 2015 (the “Berdugo Employment Agreement”), Mr. Berdugo was entitled to an annual base salary of $300,000, which was subject to at least annual review for increase in the discretion of the Board or our Compensation Committee.

The Company entered into a consulting agreement with Mr. Berdugo, dated December 28, 2015 (the “Berdugo Consulting Agreement”). Under the Berdugo Consulting Agreement, Mr. Berdugo was eligible for an annual bonus up to 50% of his previous base salary. Pursuant to the terms of the Berdugo Consulting Agreement will also provide financial and strategic consulting services to the Company from January 1, 2016 through June 30, 2016. In consideration for Mr. Berdugo’s services as a consultant, the Company has agreed to provide Mr. Berdugo with a monthly fee of $25,000 throughout the term of his consultancy. In addition, the Company will also grant an option to purchase 123,333 shares of the Company’s common stock. Options to purchase shares of the Company’s common stock previously held by Mr. Berdugo were accelerated by our Board to vest upon the effective date of the Berdugo Consulting Agreement and the period of time in which Mr. Berdugo must exercise the options shall not exceed six months following the Effective Date (as defined in the Berdugo Consulting Agreement). Finally, options to purchase 246,667 shares of common stock that were scheduled to vest after January 2016 were forfeited as of December 31, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information for each named executive officer regarding outstanding stock options on the last day of the fiscal year ended December 31, 2015:

					Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Number Exercisable (1)		Number Unexercisable		Option Exercise Price	Option Expiration Date

Daniel G. Teper	185,473	(2)	-		$0.04	7/8/22
	30,912	(3)	-		$0.71	7/10/22
	12,365	(4)	-		$0.99	4/11/23
	250,000	(5)	500,000		$2.38	2/2/24
			250,000	(7)
Gad Berdugo	123,333	(6)	-		1.92	06/30/16

(1)	The options have not been, and may never be, exercised and actual gains, if any, on exercise will depend on the value of the shares of common stock on the date of exercise.

(2)	Vesting of these stock options and stock awards were originally solely subject to the achievement of certain milestones related to the successful financing goals, which have been met, and these options were fully vested.

(3)	These options were fully vested on August 24, 2012.

(4)	These options were fully vested on the date of grant.

(5)	These options vest quarterly over three years from date of grant.

(6)	Upon Mr. Berdugo’s resignation from the Company on December 31, 2015, options to purchase 123,333 shares of the Company’s common stock held by Mr. Berdugo were accelerated to vest and the period of time in which Mr. Berdugo must exercise the options was extended from 90 days to 180 days following December 31, 2015.

(7)	On May 6, 2015, the Company’s Board granted an option to purchase up to 250,000 shares of the Company’s common stock to Dr. Teper, as performance-based compensation. The performance-based options were granted at an exercise price of $1.87 per share and will vest upon the Company’s achievement of certain operational, financing, and partnership objectives.

Director Compensation

The following table sets forth the total compensation paid or accrued during the fiscal year ended December 31, 2015 to our non-employee members of our board of directors who serve on our board of directors.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)

David Sidransky (3)	44,316	10,090	54,406

Ana Stancic (4)	2,500	10,090	12,590

Elliot Maza	57,500	79,066	136,566

Daniel Kazado (5)	110,000	92,035	202,035

Rene Lerer (6)	47,833	61,118	108,951

Rene-Pierre Azria (7)	27,167	12,383	39,550

Cameron Durrant (8)	80,977	92,035	173,012

(1)	All non-employee directors receive an annual cash fee of $40,000 for their service on our board of directors. Such cash fee is for a 1-year term from October 2015 through October 2016.

(2)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(3)	Dr. Sidransky resigned from the Board of Directors effective January 14, 2015.

(4)	Ms. Stancic resigned from the Board of Directors effective January 14, 2015.

(5)	Mr. Kazado was elected as the Chairman of the Board of Director’s effective December 15, 2014 and is entitled to receive an additional annual fee of $80,000 in addition to the $40,000 fee for service on our board of directors.

(6)	Mr. Lerer resigned from the Board of Directors effective April 17, 2015.

(7)	Mr. Azria was appointed to the Board of Directors effective April 17, 2015. As the Chairman of the Pricing Committee, Mr. Azria was entitled to receive an additional annual fee of $20,000. Mr. Azria resigned from the Board of Directors effective December 3, 2015.

(8)	Dr. Durrant was appointed to the Board of Directors effective July 14, 2014. As the Chairman of the Compensation Committee, Dr. Durrant is entitled to receive an additional annual fee of $20,000. Also, on January 10, 2015, Dr. Durrant was appointed the Lead Director of the Company and is entitled to receive an additional annual fee of $20,000.

Narrative to Director Compensation Table

In October 2013, our Board adopted a director compensation plan applicable to our non-employee directors, pursuant to which, we compensate our non-employee directors in cash and stock options. Our non-employee members of the Board are entitled to cash compensation of $40,000 per year as a base fee plus $20,000 per year for service as a chairperson of a committee of the Board, other than the nominating and corporate governance committee, and up to 50% of the base fee for service as the Vice Chair/Lead Independent Director of the Board. In addition to the cash compensation, each member of the Board will be granted stock options to purchase 50,000 shares of our common stock that vest on the date of grant and stock options to purchase 50,000 shares of our common stock that vest quarterly over a three-year period. The exercise price of all of the foregoing options will be the fair market value on the date of the grant. In addition, we will reimburse our non-employee directors for their out-of-pocket expenses incurred in connection with attending board and committee meetings.

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2015, with respect to all of our equity compensation plans then in effect:

Plan Category	(a) No. of securities to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	5,000,000	$1.34	4,439,000
		4.23

(1)	2015 Employee Stock Option Plan. For further information, see Note 10 to the consolidated financial statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our current directors and the named executive officer identified under the heading “Executive Compensation”, and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days after April 27, 2016 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 39,321,848 shares of our common stock issued and outstanding on April 27, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 27, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the stockholders below is in care of Immune Pharmaceutical Inc., 430 East 29th Street, Suite 940, New York, NY 10016.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

5% + Stockholders:

Melini Capital Corp. (1)	2,343,637	5.96%
ADR Tower, 8th floor
Samuel Lewis Av.
Obarrio Urbanization
Panama City, Republic of Panama

Executive Officers and Directors:
Daniel G. Teper (2)	5,817,413	14.79%

John Militello (3)	37,000	*

Daniel Kazado (4)	411,865	*

Cameron Durrant (5)	114,000	*

Elliot Maza (6)	60,000	*

John Neczesny (7)	50,000	*

Jeff Paley (8)	118,000	*

All current executive officers and directors as a group (7 persons) (9)	6,608,278	16.81%

*	Represents beneficial ownership of less than 1% of the shares of common stock.

(1)	This information is based solely on the Company’s records and may not reflect the current beneficial ownership of Melini Capital Corp. Includes warrants to purchase 414,816 shares of our common stock that are exercisable within the next 60 days and options to purchase 463,672 shares of our common stock that are exercisable within the next 60 days.

(2)	Includes 978,751 shares issuable upon the exercise of stock options that are exercisable within the next 60 days and warrants to purchase 27,757 shares of our common stock that are exercisable within the next 60 days.

(3)	Consists of 35,000 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.

(4)	Consists of 160,000 shares issuable upon the exercise of stock options that are exercisable within the next 60 days, warrants to purchase 11,242 shares of our common stock that are exercisable within the next 60 days.

(5)	Consists of 114,000 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.

(6)	Consists of 60,000 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.

(7)	Consists of 50,000 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.

(8)	Includes 50,000 shares issuable upon the exercise of stock options that are exercisable within the next 60 days granted as a Director of the Company. Also includes 60,000 options granted in connection with a consulting agreement prior to becoming a Director of the Company that are fully vested.

(9)	See footnotes 2 through 8.

Change in Control

The Company is not aware of any arrangement that might result in a change in control in the future. The Company has no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Melini Capital Corp. and Daniel Kazado

Mr. Kazado originally served on the Board of Directors of Immune Ltd. and is now Chairman of Immune’s Board of Directors. In January 2014, the Company entered into a consulting agreement with Melini, to which Mr. Kazado is related. In accordance with the agreement, Melini received a grant of 600,000 restricted shares of common stock of the Company, to vest monthly over three years. The vesting of these restricted shares was accelerated in connection with the November 2014 Note. In connection with this grant, and acceleration, the Company recorded an expense of approximately $1.6 million for the year ended December 31, 2014.

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

Director Independence

Our board of directors have reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Messrs. Maza, Durrant, Neczesny, and Paley qualify as independent directors in accordance with the standards set by The NASDAQ Stock Market and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by BDO USA LLP, our independent registered public accounting firm, for the audit of our consolidated financial statements for the year ended December 31, 2015 and fees billed for other services rendered by BDO USA LLP during the period.

2015

Audit fees (1)	$365,550
Audit related fees	-
Tax fees (2)	10,000
All other fees	-
Total	$375,550

(1)	Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements and review of the interim financial statements included in the quarterly reports as well as comfort letters and registration statements.

(2)	Tax fees in 2015 include $10,000 for a tax advisory project.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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

As reported in the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2015, the Audit Committee, on June 30, 2015, notified EisnerAmper LLP (“Eisner”) that it had determined not to engage Eisner as our independent registered public accounting firm for the fiscal year ending December 31, 2015, and, accordingly, dismissed Eisner effective as of such date. On and effective as of that same date, we entered into an engagement letter with BDO USA LLP, approved by our Audit Committee, and engaged BDO USA LLP as our independent registered public accounting firm.

Eisner’s audit reports on the Company’s financial statements for the years ended December 31, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and any subsequent interim period prior to June 30, 2015, there were (i) no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner, would have caused it to make reference to the subject matter thereof in connection with its report; and (ii) during the fiscal years ended December 31, 2014 and 2013 and any subsequent interim period through June 30, 2015, there have been no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission, except that our internal control over financial reporting was not effective due to the existence of material weaknesses in our internal control over financial reporting, identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, relating to the lack of sufficient personnel and processes to adequately and timely process and approve certain financial transactions and significant contracts, and adequately and timely record certain complex financial transactions. The Audit Committee has discussed this matter with Eisner and management has begun to implement remediatory measures as disclosed in our periodic reports.

During our two most recent fiscal years and any subsequent interim period prior to June 30, 2015, neither the we nor anyone acting on its behalf consulted BDO USA LLP regarding the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements.

In deciding to appoint BDO USA LLP, the Audit Committee reviewed auditor independence issues and existing commercial relationships with BDO USA LLP and concluded that BDO USA LLP has no commercial relationship with the Company that would impair its independence for the fiscal year ending December 31, 2015.

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

The exhibits listed below are filed as part of or incorporated by reference into this Annual Report. Where certain exhibits are incorporated by reference from a previous filing, the exhibit numbers and previous filings are identified in parentheses. The SEC file number for each Form 10-K, Form 10-Q, and Form 8-K identified below. The Company’s File Number with the SEC is No. 000-51290.

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
10.24±	Product Sublicense Agreement dated as of December 7, 2010, by and between Immune Pharmaceuticals Ltd., Immune Pharmaceuticals Corporation and iCo Therapeutics Incorporated (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to the Company’s Annual Report on Form 10-K filed with the SEC on October 3, 2013).
10.25	Assignment Agreement, dated as of March 28, 2012, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.26	Assignment Agreement Amendment, dated as of February 8, 2014, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.27	Sublicense Agreement, dated as of August 27, 1999, between Epitome Pharmaceuticals Limited (Dalhousie University) and American Pharmed Labs, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 3, 2005).
10.28	License Agreement, dated as of March 1, 2004, by and between Shire Biochem Inc., Maxim Pharmaceuticals, Inc. and Cytovia, Inc., as amended (incorporated by reference to Exhibit 10.1 to each of Maxim Pharmaceuticals, Inc.’s Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2004 and May 5, 2005, respectively).
10.29	Waiver and Amendment to License Agreement, dated as of April 3, 2014, by and between Immune Pharmaceuticals Inc. and Dalhousie University (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.30	Revolving Line of Credit, dated as of April 17, 2014, by and between Immune Pharmaceuticals Inc. and Melini Capital Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.31	Form of Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2014).
10.32	Lease Agreement, dated as of December 30, 2014, by and between Immune Pharmaceuticals Inc. and ARE-East River Science Park, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).
10.33	Second Amendment to Lease Agreement, dated as of August 31, 2015, by and between Immune Pharmaceuticals Inc. and ARE-East River Science Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).
10.34†	Employment Letter Agreement dated January 21, 2015, by and between Immune Pharmaceuticals Inc. and Gad Berdugo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on January 21, 2015).
10.35	License Agreement, dated as of December 18, 2003, by and between Endo Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 3, 2005).
10.36	Amendment, by and between Immune Pharmaceuticals Inc. and Endo Pharmaceuticals Inc., dated July 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on with the SEC on July 8, 2015).
10.37†	First Amendment to Employment Agreement, dated February 28, 2015, by and between Immune Pharmaceuticals Inc. and Daniel G. Teper (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).
10.38†	Termination Agreement and General Release, dated February 28, 2015, by and between Immune Pharmaceuticals, Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).
10.39	Form of Securities Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July17, 2015).
10.40	Loan and Security Agreement, dated July 29, 2015, by and among Immune Pharmaceuticals Inc. and Immune Pharmaceuticals USA Corp., Immune Pharmaceuticals Ltd., as guarantor, and Hercules Capital, as agent for itself and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.41	Stock Purchase Agreement, dated as of July 28, 2015, by and between Immune Pharmaceuticals Inc. and the investor named therein (registered direct offering) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.42	Stock Purchase Agreement, dated as of July 28, 2015, by and between Immune Pharmaceuticals Inc. and the investor named therein (private placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.43	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.44†*	Employment Agreement dated November 1, 2015, by and between Immune Pharmaceuticals Ltd. and Miri Ben-Ami (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016).
10.45†*	Employment Agreement dated November 18, 2015, by and between Immune Pharmaceuticals Inc. and Monica E. Luchi (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016).
10.46†	Employment Agreement dated as of December 31, 2015, by and between Immune Pharmaceuticals Inc. and John Militello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015).
10.47†	Release and Consulting Agreement, dated as of December 28, 2015, by and between Immune Pharmaceuticals Inc. and Gad Berdugo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015).
10.48	Research and License Agreement, dated as of January 1, 2016, by and between BioNanoSim Ltd. and Immune Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2016).
10.49	Capital Access Agreement, dated as of April 19, 2016, by and between the Company and Regatta Select Healthcare, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016).
21.1	List of Subsidiaries of Immune Pharmaceuticals Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016).
31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBLR Instance Document
101.SCH*	XBLR Taxonomy Extension Schema Document
101.CAL*	XBLR Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBLR Taxonomy Extension Definition Linkbase Document
101.LAB*	XBLR Taxonomy Extension Label Linkbase Document
101.PRE*	XBLR Taxonomy Extension Presentation Linkbase Document

* Previously filed with our Annual Report on Form 10-K filed with the SEC on March 30, 2016.

**Filed herewith.

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
April 29, 2016

