Form 10-Q
period 2016-03-31
IMMUNE PHARMACEUTICALS INC
filed 2016-05-16
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 12, 2016, 40,948,648 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	March 31,
	2016 (Unaudited)	December 31, 2015
ASSETS
Current assets
Cash	$1,087	$4,543
Restricted cash	28	31
Other current assets	265	258
Total current assets	1,380	4,832
Property and equipment, net of accumulated depreciation of $99 and $77	355	371
In-process research and development acquired	27,500	27,500
Intangible assets, net	3,034	3,111
Other assets	339	370
Total assets	$32,608	$36,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,886	$2,439
Accrued expenses	2,431	2,660
Derivative financial instruments, warrants	-	84
Notes and loans payable, current portion, net of debt discount	1,344	997
Obligations under capital lease, current portion	90	106
Total current liabilities	6,751	6,286
Notes and loans payable, net of current portion and debt discount	2,704	2,886
Obligations under capital lease, net of current portion	91	91
Series D Preferred Stock derivative liability	6,208	6,529
Deferred tax liability	10,870	10,870
Total liabilities	26,624	26,662

Series D Preferred Stock, net of discount, par value $0.0001, 12,000 shares authorized, 1,263 shares issued and 863 shares outstanding as of March 31, 2016 and 1,263 shares issued and 963 outstanding as of December 31, 2015	1,545	1,659
Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; authorized 225,000,000 shares; 36,185,761 and 32,434,942 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4	3
Additional paid-in capital	72,553	70,846
Accumulated deficit	(68,118)	(62,986)
Total stockholders’ equity	4,439	7,863
Total liabilities and stockholders’ equity	$32,608	$36,184

The accompanying notes are an integral part of the condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

(Unaudited)

	For The Three Months
	Ended March 31,
	2016	2015

Revenue	$-	$-

Costs and expenses:
Research and development	2,011	1,150
General and administrative	2,413	2,303
Total costs and expenses	4.424	3,453
Loss from operations	(4,424)	(3,453)

Non-operating expense:
Interest expense	(377)	(100)
Change in fair value of derivative liability instrument	(318)	-
Other expense, net	(13)	(3)
Total non-operating expense:	(708)	(103)
Net loss before income taxes	(5,132)	(3,556)
Net loss	(5,132)	(3,556)
Deemed dividend	(886)	-
Series C Preferred Stock dividend	-	(56)
Loss attributable to common stockholders	$(6,018)	$(3,612)
Basic and diluted loss per common share	$(0.17)	$(0.15)

Weighted average common shares outstanding - basic and diluted	34,526,100	24,320,372

The accompanying notes are an integral part of the condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2015	32,434,942	$3	$70,846	$(62,986)	$7,863

Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	3,004,434	1	791	-	792
Reclassification of Hercules warrants derivative liability to additional paid-in capital	-	-	46	-	46
Common stock issued to settle liabilities	200,000	-	60	-	60
Exercise of stock options	216,385	-	8	-	8
Share-based compensation	330,000	-	802	-	802
Net loss	-	-	-	(5,132)	(5,132)
Balance at March 31, 2016	36,185,761	$4	$72,553	$(68,118)	$4,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,132)	$(3,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	82
Amortization of debt issuance costs	165	10
Share-based compensation	845	1,217
Derivative liability expense	318	-
Changes in operating assets and liabilities:
Decrease (increase) in other assets	24	(216)
Increase in accounts payable	507	714
Decrease in accrued expenses	(272)	(499)
Net cash used in operating activities	(3,447)	(2,248)
Cash flows from investing activities:
Change in restricted cash	3	(19)
Purchase of property and equipment	(20)	(27)
Net cash used in investing activities	(17)	(46)
Cash flows from financing activities:
Proceeds received from exercise of stock options	8	37
Repayment of loans	-	(492)
Net cash provided by (used in) financing activities	8	(455)
Decrease in cash	(3,456)	(2,749)
Cash at beginning of period	4,543	6,767
Cash at end of period	$1,087	$4,018

Supplemental disclosure of cash flow information:
Cash paid for interest	$114	$91
Supplemental disclosure of non-cash financing activities:
Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	792	-
Reclassification of Hercules warrants derivative liability to additional paid-in capital	46	-
Shares issued to settle liabilities	60	-
Dividend on Series C Preferred Stock settled in common stock	-	2
Conversion of Series C Preferred Stock settled in common stock	-	12
Services expensed and accrued in 2014 settled in common stock	-	235
Accrued dividends on Series C Preferred Stock	-	56

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

Organization and Description of Business

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development and commercialization of novel targeted therapeutics in the fields of immuno-inflammation and immuno-oncology. The Company focuses on a precision medicine approach to treatment of diseases by incorporating methods for better patient selection in its clinical trials and the potential for development of companion diagnostics. The Company’s Immuno-inflammation product pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, a key regulator of immuno-inflammation, a portfolio of clinical-stage immune oncology products and nanocyclo, a topical nanocapsule formulation of cyclosporine A, for the treatment of atopic dermatitis and psoriasis.

NOTE 2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company believes that its available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to raise capital, the potential exercise for cash of outstanding warrants and options, the Company’s ability to monetize assets, the receipt of grants and access to a revolving line of credit. The Company has limited capital resources and its operations have been funded by the proceeds of equity and debt offerings. The Company has devoted substantially all of its cash resources to research and development (“R&D”) programs and incurred significant general and administrative expenses to enable it to finance and grow its business and operations. To date, the Company has not generated any significant revenue and may not generate any revenue for a number of years, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities. In addition, the Company could be forced to delay or discontinue certain or all product developments, and forego attractive business opportunities.

At March 31, 2016, the Company had a working capital deficit of approximately $5.4 million. Accumulated deficit amounted to $68.1 million and $63.0 million at March 31, 2016 and December 31, 2015 respectively. Net loss for the three months ended March 31, 2016 and 2015 was $5.1 million and $3.6 million, respectively. Net cash used in operating activities was $3.4 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, the Company had cash of $1.1 million.

The Company has historically funded its operations primarily through the sale of equity and/or debt securities, including the sale of common stock, convertible notes, preferred stock and warrants. On April 19, 2016, the Company entered into a Capital Access Agreement with Regatta Select Healthcare, LLC (“Regatta”), which provides for Regatta to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock, par value $0.0001 per share over the 12-month term of the Capital Access Agreement at the Company’s discretion (see Note 10).

The Company will require additional financing during 2016 in order to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, partner out or eliminate some or all of its R&D programs, which could result in an impairment of the Company’s intangible assets and have a material adverse impact on its financial condition and results of operation. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2016. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, when needed, until it is able to generate positive cash flow to support its operations. The Company cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance the Company will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will ever generate positive cash flow. In addition, the Company may partner or license the Company’s assets, which may allow for additional non-dilutive financing in the future. The Company has previously received grants in Israel and may receive additional grant funding in 2016. The Independent Registered Public Accounting Firms’ Reports issued in connection with the Company’s audited consolidated financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern.”

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Immune and its wholly-owned subsidiaries: Immune Pharmaceuticals Ltd., Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc. and Cytovia, Inc. All inter-company transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2015 filed on March 30, 2016. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016, and 2015.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include impairment and amortization of long-lived assets (including intangible assets and in-process research and development (“IPR&D”)), valuation of options, warrants and derivative liabilities and valuation of uncertain tax positions. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its condensed consolidated financial position or results of operations upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements and will adopt this standard as of January 1, 2018.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the standard on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company early adopted the guidance during the first quarter of 2016 and did not have a material impact on its condensed consolidated financial statements.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with ASC 815-40, “Derivative and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”) for instruments which do not have fixed settlement provisions are deemed to be derivative instruments.

Hercules Warrants

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp. entered into a Loan and Security Agreement with Hercules Capital (“Hercules”) to borrow $4.5 million with a Company option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and satisfaction of certain other conditions. In connection with the Hercules Loan, the Company has issued to Hercules a five-year warrant to purchase an aggregate of 214,853 shares of its common stock (or 279,412 shares if the Company closes on the additional $5.0 million), at an exercise price of $1.70 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date (the “Hercules Warrants”).

The Company determined the fair value of the Hercules Warrants of $0.3 million on July 29, 2015 using the Binomial Lattice pricing model and recorded that amount as part of debt discount in the consolidated balance sheets since it was considered as part of the cost of the financing which will be amortized over the life of the loan using the effective interest method. The Hercules Warrants were re-measured at each balance sheet date until the expiration of the anti-dilution provision on January 29, 2016. For the three months ended March 31, 2016, the Company recorded a gain on the change in the estimated fair value of the Hercules Warrants of approximately $38,000 upon the expiration of the anti-dilution provision on January 29, 2016, which was recorded as non-operating expense in the condensed consolidated statements of operations. The remaining $46,000 of the derivative liability was reclassified to additional paid-in-capital upon the expiration of the anti-dilution provision (see Notes 5 and 8).

Discover Series D Convertible Preferred Stock

During 2015, the Company issued Series D Redeemable Convertible Preferred Stock to Discover Growth Fund (“Discover”), with a conversion price of $2.50 per share. Discover can convert at any time and at conversion Discover will receive a conversion premium equal to the amount of dividends it would have received if the Series D Preferred Stock had been held to the term of agreement of 6.5 years. The Series D Preferred Stock dividend rate includes an adjustment feature that fluctuates inversely to the changes in the value of the Company’s common stock price. The conversion premium and dividends are redeemed upon conversion of the Series D Preferred Stock.  The Company determined that the conversion premium and dividends with the noted features required liability accounting. Accordingly, the conversion premium and the dividend feature have been bifurcated from the convertible preferred stock and are carried as a derivative liability at fair value. Changes in the fair value of this derivative liability are recognized in earnings for each reporting period. For the three months ended March 31, 2016, the Company recorded a loss on the change in the estimated fair value of the Discover derivative liability of $0.4 million, which was recorded as non-operating expense in the condensed consolidated statements of operations. The fair value of the Discover derivative liability as of March 31, 2016 and December 31, 2015 was $6.2 million and 6.5 million, respectively (see Notes 5 and 11).

The Series D Preferred Stock derivative liability was valued using the Binomial Lattice options pricing model. The assumptions used at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Face value of Series D Preferred Stock	$10,000	$10,000
Conversion price	$2.50	$2.50
Dividend period (in years)	6.50	6.50
Dividend yield	15.00%	15.00%
Share price	$0.43	$0.73

NOTE 5. FAIR VALUE INSTRUMENTS

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

The financial instruments recorded in the Company’s condensed consolidated balance sheets consist primarily of cash, restricted cash, debt and accounts payable. The carrying amounts of the Company’s cash and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s debt approximates its gross carrying value of approximately $4.9 million (which has been presented net of issuance costs), due to its variable interest rate.  In estimating the fair value of the Company’s Hercules and Discover derivative liabilities, the Company used the Binomial Lattice options pricing model at inception and on each subsequent valuation date. Based on the fair value hierarchy, the Company classified the Hercules and Discover derivative liability within Level 3.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2016 and December 31, 2015 ($ in thousands).

	As of March 31, 2016	Fair Value Hierarchy at March 31, 2016
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Series D Preferred Stock Derivative Liability	$6,208	$-	$-	$6,208

	As of December 31, 2015	Fair Value Hierarchy at December 31, 2015
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Liabilities:
Series D Preferred Stock Derivative Liability	$6,529	$-	$		$6,529
Derivative liability related to Hercules Warrants	$84	$-		$-	$84

Hercules Warrants

The following table sets forth a summary of changes in the estimated fair value of the Company’s Hercules Warrant derivative liability for the period from January 1, 2016 through March 31, 2016 ($ in thousands):

Fair Value Measurements of Hercules Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2016	84
Change in estimated fair value of liability classified warrants	(38)
Reclassification from liability to additional paid-in capital	(46)
Balance at March 31, 2016	$-

Series D Preferred Stock

The following table sets forth a summary of changes in the estimated fair value of the Company’s Series D Preferred Stock derivative liability for the period from January 1, 2016 through March 31, 2016 ($ in thousands):

Fair Value Measurements of Series D Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2016	$6,529
Series D Preferred Stock conversions	(678)
Change in estimate fair value of Series D Preferred Stock derivative liability	357
Balance at March 31, 2016	$6,208

NOTE 6. INTANGIBLE ASSETS

The Company’s intangible assets consist of licenses and patents relating to the Company’s bertilimumab, Nanonabs and AMB8LK technologies and were determined by management to have a useful life between seven and fifteen years.

The value of the Company’s intangible assets as of March 31, 2016 is summarized below ($ in thousands):

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Total
Balance as of December 31, 2015	$1,753	$475	$475	$408	$3,111
Amortization	(42)	(12)	(12)	(11)	(77)
Balance, March 31, 2016	$1,711	$463	$463	$397	$3,034

Gross asset value	$2,509	$694	$700	$547	$4,450
Accumulated Amortization	(798)	(231)	(237)	(150)	(1,416)
Balance, March 31, 2016	$1,711	$463	$463	$397	$3,034

Amortization expense amounted to $77,000 and $76,000 for the three months ended March 31, 2016 and 2015, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at March 31, 2016 is as follows ($ in thousands):

Period Ending December 31,	Amount
2016 (9 months)	$228
2017	305
2018	305
2019	305
2020	305
Thereafter	1,586
Total	$3,034

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following ($ in thousands):

	March 31, 2016	December 31, 2015
Salaries and employee benefits	$686	$545
Rent	694	691
Provision for a claim (see Note 13)	300	300
Financing costs	213	88
Professional fees	113	549
Severance	103	180
Other	322	307
Total	$2,431	$2,660

NOTE 8. NOTES AND LOANS PAYABLE

The Company is party to loan agreements as follows ($ in thousands):

	March 31,	December 31,
	2016	2015
Loan and security agreement, net of original issue discount of $0.8 million and $1.0 million, respectively (1)	$3,661	$3,496
Note payable (2) (3)	387	387
Total notes and loans payable	$4,048	$3,883

Notes and loans payable, current portion	$1,344	$997
Notes and loans payable, long-term	2,704	2,886
Total notes and loans payable, net of original issue discount of $0.8 million and $1.0 million, respectively	$4,048	$3,883

Repayments under the Company’s existing debt agreements consist of the following ($ in thousands):

Period Ending March 31,	Amount
2016	$1,444
2017	1,926
2018	1,496
2019	21
Total	$4,887

Loan and Security Agreement (1)

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp. entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules to borrow $4.5 million with a Company option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and other conditions. The Company has not record the additional $5.0 million loan availability as a liability as the cash has not been received due to its contingent nature. The Loan Agreement is collateralized by a first priority perfected security interest in all tangible and intangible assets of the Company and its subsidiaries, senior to all indebtedness. The interest rate on the Hercules Loan is calculated at the greater of 10% or the prime rate plus 5.25%. The Company may prepay the Hercules Loan at any time, subject to certain prepayment penalties.  Hercules may convert up to $1.0 million of the loan in any subsequent institutionally led Company financing on the same terms, conditions and pricing of such subsequent financing. This option to convert would be at the then fair value, as it will be at the same term and pricing as the new investors, therefore it is deemed to have minimal value. The Hercules Loan’s matures on September 1, 2018 and included a nine-month interest-only payment period following the closing, after which escalating principal payments of $0.1 million per month began on April 1, 2016. Interest expense for the three months ended March 31, 2016 was $0.1 million.

The Loan Agreement includes an end of term charge of $0.5 million payable on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that Borrower prepays the outstanding Secured Obligations in full, or (iii) the date that the secured obligations become due and payable in full (as defined in the Loan Agreement). The Company will accrue this charge as of each reporting period accruing up to the $0.5 million charge over the 37-month term of the Loan Agreement because this charge is a cost of the debt and the Company is obligated to make this payment in the future. For the three months ended March 31, 2016, the Company recorded a charge of approximately $0.1 million, which has been recorded in interest expense in the condensed consolidated statements of operations.

The Company recorded a total of $1.3 million in debt issuance costs relating to placement agent fees, legal fees, closing costs and the fair value of the placement agent warrants in its condensed consolidated balance sheet upon execution of the Loan Agreement. The Company early adopted ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, ASU 2015-03 requires the use of the effective interest method for the amortization of the debt discount. The Company has amortized the debt issuance costs over the term of the Loan, which expires on September 1, 2018. For the three months ended March 31, 2016, the Company recorded $0.2 million in interest expense relating to the amortization of the debt issuance costs. At March 31, 2016 and December 31, 2015, the Company had approximately $0.8 million and 1.0 million, respectively, in debt issuance costs remaining to be amortized in its condensed consolidated balance sheets.

MabLife Notes Payable (2)

In March 2012, the Company acquired from MabLife SAS (“Mablife”) through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences and its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $0.6 million payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement), and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. The Company is required to assign the foregoing rights back to MabLife, if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. Remaining payments of $0.1 million per year are due each year in 2016 and 2017.

In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As full consideration for the secondary patent rights, the Company will pay a total of $150,000 of which $15,000 and $25,000 was paid in 2014 and 2013 and $25,000 will be paid on the second through fourth anniversary of the agreement and an additional $35,000 on the fifth anniversary of the agreement.

During the first quarter of 2015, Mablife informed the Company that it has filed for bankruptcy. The Company is considering its options relating to the Mablife assignment agreement. For the three months ended March 31, 2016, the Company recorded $34,000 in interest expense. No interest expense was recorded at March 31, 2015.

Revolving Line of Credit (3)

In April 2014, the Company entered into a three-year, $5.0 million revolving line of credit with Melini Capital Corp. (“Melini”), an existing stockholder who is related to Daniel Kazado, the Chairman of the Company’s Board of Directors. Borrowings under this revolving line of credit will incur interest at a rate of 12% per year, payable quarterly. Drawdowns are available to the Company within four weeks of an official request. The revolving line of credit is unsecured and subordinated to the Loan Agreement. Either party to the revolving line of credit has the right to terminate the revolving line of credit upon completion of a capital raise in excess of $5.0 million. On April 14, 2015, the revolving line of credit was amended to extend the line of credit and to provide Melini the right to terminate the line of credit on the earlier of (i) one year from the amendment date, or (ii) the completion of a capital raise in excess of $5.0 million. The revolving line of credit was further amended upon the completion of the July 2015 financings in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015, Melini agreed to extend the line of credit until September 30, 2015 and on October 14, 2015, Melini agreed to further extend the revolving line of credit until November 30, 2016. In October 2015, the Company paid Melini $0.3 million as reimbursement for direct financial and administrative expenses incurred for the maintenance of the revolving line of credit from April 2014 to March 2016. To date, no amounts have been drawn under the revolving line of credit. Any amounts borrowed under the revolving line of credit must be repaid upon the maturity date of November 30, 2016 (see Note 14).

NOTE 9. INCOME TAXES

The Company has recognized a deferred tax liability of $10.9 million as of March 2016 and December 31, 2015 related to the purchase of the AmiKet IPR&D. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the Merger. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. As such, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at March 31, 2016 and December 31, 2015.

On May 1, 2015, the Company received a notice from New York State relating to audits of the 2011 to 2013 tax years. On May 12, 2016, the Company received a letter from New York State indicating that the Company owes additional tax of approximately $73,000 relating to the 2011 to 2013 tax years. The Company is currently reviewing the letter and has untill May 27, 2016 to provide a response. In addition, during the third quarter of 2015, the Company received tax notices from the Israeli Tax Authority relating to the 2010 to 2014 tax years. As of March 31, 2016, the Company has not recorded any liabilities as a result of the Israel tax notices as the Company is unable to determine whether any amounts will be due as a result of the receipt of the Israeli tax notices.

NOTE 10. STOCKHOLDERS’ EQUITY

(a) Stock options and stock award activity

The following table illustrates the common stock options granted for the three months ended March 31, 2016:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January - March 2016	1,190,000	$0.63	$0.47	Immediately -3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	92.15% 1.51%-2.06% 6-10 0.00%

The following table illustrates the stock awards for the three months ended March 31, 2016:

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms
Consultants	January - March 2016	530,000	$0.51	Immediately

The fair value of stock awards is determined using the share price on the date of grant.

The following table illustrates the common stock options granted for the three months ended March 31, 2015:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January - March 2015	745,000	$2.04	$1.71	3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	84.33% 2.17% 10 0.00%

The following table illustrates the stock awards for the three months ended March 31, 2015:

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms
Employees	January 2015	14,000	$2.47	Immediately
Consultants	January - March 2015	341,562	$1.87	Immediately

The following table summarizes information about stock option activity for the three months ended March 31, 2016:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,988,988	$1.56	$0.04 - $4.00	$1.97	$527
Granted	1,190,000	$0.63	$0.43-$0.73	$0.47	$-
Exercised	(291,221)	$0.04	$0.04	$-	$220
Forfeited/Expired	(144,334)	$1.17	$0.53-$2.38	$1.04	$29
Outstanding at March 31, 2016	5,743,433	$1.45	$0.04 - $4.00	$1.69	$181
Exercisable at March 31, 2016	3,760,394	$1.42	$0.04 - $4.00	$1.80	$181

At March 31, 2016, unamortized stock-based compensation for stock options was $1.7 million, with a weighted-average recognition period of approximately 1.8 years.

(b) Warrants

The following table illustrates warrants granted for the three months ended March 31, 2016:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January - March 2016	380,000	$0.55	$0.61	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	92.15% 1.24%-1.73% 5 0.00%

The following table summarizes information about warrants outstanding at March 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding at December 31, 2015	10,692,138	$3.93	$1.66-$65.60
Warrants issued to consultants	380,000	$0.55	$0.47-$0.73
Expired	(512,740)	$15.05	$1.85-$65.60
Warrants outstanding and exercisable at March 31, 2016	10,559,398	$3.27	$0.47-$32.40

Stock-based compensation expense for stock options and awards and warrants for the three months ended March 31, 2016 and 2015 was $0.8 million and $1.2 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets

(c) Capital Access Agreement

On April 19, 2016, the Company entered into a Capital Access Agreement with Regatta Select Healthcare, LLC (“Regatta”), which provides for Regatta to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock, par value $0.0001 per share over the 12-month term of the Capital Access Agreement. The aggregate offering amount to be issued and sold by the Company pursuant to the Capital Access Agreement shall not exceed $1.51 million.

Beginning on the day following the date that certain closing conditions in the Capital Access Agreement are satisfied (the “Commencement Date”), which conditions were satisfied on April 19, 2016, the Company shall have the right, but not the obligation, to direct Regatta via written notice (a “Put Notice”) to purchase up to a specific ceiling of Purchase Shares. The Company is permitted to deliver up to four Put Notices per month. The purchase price per a Purchase Share pursuant to such Put Notice (the “Purchase Price”) shall equal 83% of the lowest price of the Company’s Common Stock during the five consecutive trading days immediately following the date of such Put Notice (the “Put Date”). The number of Purchase Shares that may be purchased under each Put Notice is subject to a ceiling of the lesser of (a) $250,000 in Purchase Shares or (b) 200% of average daily volume of the shares traded on the market on which the Company’s Common Stock is traded, computed using the 10 business days prior to the Put Date multiplied by the average of the daily closing price for the 10 business days immediately preceding the Put Date. The Purchase Price is additionally subject to a floor price equal to 75% of the average closing bid price for the Common Stock for the 10 trading days prior to the Put Date.

At any time after the Commencement Date, the Capital Access Agreement may be terminated by the mutual written consent of the Company and Regatta. The Capital Access Agreement shall terminate automatically upon the commencement of certain bankruptcy proceedings, on the date that the Company sells and Regatta purchases the full number of Purchase Shares, or upon the first day of the month immediately following the 12-month anniversary of the Commencement Date (the “Maturity Date”).

During the term of the Capital Access Agreement and for a period of one year thereafter, Regatta has a right of first offer to purchase any equity securities of the Company, as well as any rights, options, or warrants to purchase such equity securities, and any securities of any type whatsoever that are, or may become, convertible or exchangeable into or exercisable for such equity securities, which the Company has a bona fide proposal to sell or offers to sell, other than equity securities offered or sold in an underwritten public offering.

All shares of the Company’s Common Stock will be issued pursuant to the Company’s “shelf” registration statement on Form S-3 (File No. 333-198647), previously filed with the U.S. Securities and Exchange Committee (“SEC”) on September 8, 2014, as amended on October 3, 2014, which was declared effective by the SEC on October 28, 2014 (the “Registration Statement”).

Net proceeds to the Company will depend on the Purchase Price and the frequency of the Company’s sales of Purchase Shares to Regatta. The Company’s delivery of Put Notices will be made subject to market conditions, in light of the Company’s capital needs from time to time and under the limitations contained in the Capital Access Agreement. The Company will use the net proceeds from the offering as described in the prospectus supplement filed in connection with the transaction. As of May 12, 2016, the Company had issued 1,200,000 shares of common stock in connection with this agreement and received $0.4 million in exchange for the shares.

NOTE 11. SERIES D PREFERRED STOCK

During 2015, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with mutual fund Discover pursuant to which the Company agreed to issue and sell up to an aggregate of 1,263 shares of the Company’s newly designated Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) of the Company, par value $0.0001 per share, convertible into shares of the Company’s Common Stock, at a conversion price of $2.50 per share (the “Conversion Price”), at a purchase price of $10,000 per share, for total gross proceeds of $12.0 million after taking into account a 5% original issue discount, or the sale of approximately $12.6 million. Original issue discount of $0.6 million was recorded as a reduction of the Series D Preferred Stock in the condensed consolidated balance sheet as of March 31, 2016.

The Company sold shares of the Series D Preferred Stock to Discover pursuant to a prospectus supplement to the Company's “shelf” registration statement on Form S-3 (File No. 333-198647), which became effective on October 28, 2014. The Company sold additional shares to Discover in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. The Company filed a registration statement on Form S-3 with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series D Preferred Stock issued in the private placement as well as any dividends payable in shares of common stock, which registration statement became was declared effective by the SEC on September 25, 2015.

The Series D Preferred Stock is convertible at a price of $2.50 per share and has a six and a half year maturity term, at which time it will convert automatically into common stock at $2.50 per share. The Series D Preferred Stock bears an accrued annual dividend rate of 8.0%, which may range from 0% to 15%, based on certain adjustments and conditions, including changes in the volume weighted average price of the Company’s common stock. Upon conversion, the Company shall pay the holders of the Series D Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise been issued if they had been held through the 6.5 year term.

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

The Series D Preferred Stock has been accounted for as mezzanine equity in the Company’s condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 in accordance with ASC 480 “Distinguishing Liabilities from Equity,” as upon liquidation, the Company will be required to redeem the outstanding Series D Preferred Stock for cash. The conversion premium and the dividends associated with the Series D Preferred Stock contain an anti-dilution feature within the dividend rate, which fluctuates inversely to the changes in the value of the Company’s stock price. The conversion premium and dividends with the noted features are redeemed upon conversion of the Series D Preferred Stock. The Company’s management has analyzed the conversion premium and dividends with the noted features and has determined that they require liability treatment. Accordingly, the conversion premium and the dividends have been bifurcated from the Series D Preferred Stock. Initial and subsequent measurement of this derivative liability will be at fair value, with changes in fair value recognized in earnings on a quarterly basis.

The fair value of the derivative liability at March 31, 2016 and December 31, 2015 was $6.2 million and $6.5 million, respectively. For the three months ended March 31, 2016, the Company recorded a loss on the change in the estimated fair value of the derivative liability of $0.4 million, which was recorded in non-operating expense in the Company’s condensed consolidated statements of operations.

During the first quarter of 2016, Discover converted 100 shares of Series D Preferred Stock into a total of 400,000 shares of the Company’s common stock. In addition, the Company issued an additional 2,604,434 shares of its common stock as payment of dividends and conversion premium. The Company also recorded a proportionate amount of the Series D Preferred Stock as a deemed dividend of approximately $0.9 million upon conversion which was charged to additional paid-in capital. Subsequent to March 31, 2016, Discover converted an additional 100 shares of Series D Preferred Stock for a total of 400,000 common shares and an additional 3,142,887 shares of common stock as payment of dividends and conversion premium.

Below is the activity for the Company’s Series D Preferred Stock issuances for the periods presented ($ in thousands, except share amounts):

	Shares	Amount
Balance at December 31, 2015	963	$1,659
Conversion of Series D Preferred Stock	(100)	(1,000)
Accretion of Series D Preferred Stock	-	886
Balance at March 31, 2016	863	$1,545

NOTE 12. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three months ended March 31, 2016 and 2015 excludes shares underlying stock options and warrants and convertible preferred, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Such excluded shares are summarized as follows:

	Three Month Ended March 31,
	2016	2015
Common stock options	5,743,433	5,303,845
Restricted stock units (unvested)	-	50,000
Shares issuable upon conversion of Series D Preferred Stock (not including dividends and conversion premium paid in common stock)	3,452,000	-
Shares issuable upon conversion of Series C Preferred Stock	-	2,054,336
Warrants (not including dividends)	10,559,398	8,926,385
Total shares excluded from calculation	19,754,831	16,334,566

NOTE 13. COMMITMENTS AND CONTINGENCIES

(a) Leases

In February 2015, the Company’s corporate headquarters was relocated to New York, NY under a lease agreement with Alexandria Real Estate, which expires in 2020. On August 31, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for lab space and offices for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space, as amended, is approximately $30,000 per month, subject to annual rent escalations. On January 15, 2016, the Company signed a one-year lease agreement with an option for an additional year for new office space in Israel. For the three months ended March 31, 2016 and 2015, the Company recorded rent expense of $0.1 million and $0.1 million, respectively.

Future minimum lease payments under non-cancelable leases for office space, as of March 31, 2016, are as follows ($ in thousands):

Period ending December 31,	Amount
2016 (9 months)	$326
2017	378
2018	392
2019	405
2020	139
$1,640

(b) Licensing Agreements

The Company is a party to a number of research and licensing agreements, including iCo Therapeutics Inc., MabLife, Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd, Dalhousie University, Lonza Sales AG and Shire Biochem Inc., which may require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments under these agreements.

On January 1, 2016, the Company, through its wholly owned subsidiary, Immune Pharmaceuticals Ltd. entered into a definitive research and license agreement (the “License”) with BioNanoSim Ltd., (“BNS”). The License was entered into pursuant to an existing binding MOU, dated June 10, 2015, by and between the Company and Yissum. Under the License, the Company obtained from BNS an exclusive, worldwide sublicense, with a right to further sublicense, for the development, manufacturing and commercialization of certain inventions and research results regarding Yissum’s patents in connection with nanoparticles for topical delivery of cyclosporine-A (“Nanocyclo”), for all topical skin indications. In consideration for the License, the Company will pay BNS the following payments throughout the term of the License:

•	an annual maintenance fee of $30,000, commencing on January 1, 2021, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year;
•	a license fee in the amount of $0.5 million, to be paid in four equal installments to be made between January 4, 2016 and October 1, 2016; and
•	royalties on net sales of products (as such term is defined in the License) by the Company in the amount of up to 5%, subject to certain possible reductions in certain jurisdictions;
•	sublicense fees in the amount of 18% of any non-sales related consideration received by the Company from a sublicense or an option to receive a sublicense for the products and/or the licensed technology (as such terms are defined in the license); and
•	milestones payments of up to approximately $4.5 million and 250,000 shares of the Company’s common stock upon the achievement of certain regulatory, clinical development and commercialization milestones, provided, however, that in the event that the Company receives consideration from a sublicensee for any such milestones, the Company will pay to BNS the higher of either (a) the amount of the particular milestone payment or (b) the amount of the sublicense fees that are due for such sublicensee consideration paid to the Company.

In addition, the Company shall reimburse BNS within 60 days for expenses relating to patent fees and will sponsor a 12-month research program to prepare the program for investigational new drug (“IND”) submission. During the first quarter of 2016, the Company recorded an expense of $0.5 million for the license fee and paid the first installment of $0.1 million.

(c) Litigation

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial and on October 9, 2015; the plaintiffs filed a notice of appeal to the court. The court on plaintiff’s motion has made no ruling. For the three months ended March 31, 2016 and 2015, in connection with the trial, the Company incurred approximately $39,000 and $0.4 million, respectively, of legal costs.

In October 2014, the Company received a written demand from a former lender (“Lender”), for $9.1 million, which was based on an agreement with Immune Ltd., from 2011, relating to a loan of $0.3 million, which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. The Company currently estimates that its future loss, if any, would range between $0.3 million (as accrued for) to $1.0 million, which if determined to be payable to Lender, the Company believes would be likely to be settled in equity. The Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter are ever initiated.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 14. RELATED PARTY TRANSACTIONS

Daniel Kazado and Melini Capital Corp (“Melini”)

Mr. Daniel Kazado is Chairman of Immune’s Board of Directors. In April 2014, the Company entered into a $5.0 million revolving line of credit with Melini, an existing stockholder, who is related to the Chairman of the Board of Directors. Borrowings under this revolving line of credit will incur interest at a rate of 12% per year, payable quarterly. Drawdowns are available to the Company within four weeks of an official request. The revolving line of credit is unsecured and subordinated to the Loan Agreement with Hercules. Either party to the revolving line of credit has the right to terminate this credit facility upon completion of a capital raise in excess of $5.0 million. On April 14, 2015, the revolving line of credit was amended to remove Melini’s right to terminate the line of credit and extended to provide Melini the right to terminate the line of credit on the earlier of (i) one year from the amendment date, or (ii) the completion of a capital raise in excess of $5.0 million. The revolving line of credit was further amended upon the completion of the July 29, 2015 financings in which the Company completed a capital raise greater than $5.0 million. On August 7, 2015, Melini agreed to extend the revolving line of credit until September 30, 2015 and on October 14, 2015, Melini agreed to extend the line of credit until November 30, 2016. In October 2015, the Company paid Melini $0.3 million as reimbursement for direct financial and administrative expenses accrued for the maintenance of the revolving line of credit from April 2014 to March 2016. To date, no amounts have been drawn under the revolving line of credit. Any amounts borrowed by the Company under the revolving line of credit become due upon the maturity date of November 30, 2016.

NOTE 15. SUBSEQUENT EVENT

On May 15, 2016, the Company signed with Novel Pain Therapeutics LLC, (“NPT”), a new company dedicated to the development and commercialization of novel formulations of pain pharmaceuticals, an exclusive option for a worldwide license agreement for Amiket and Amiket Nano for the treatment of peripheral neuropathic pain. Upon execution of the license agreement which is expected within sixty (60) days following the option agreement, NPT will assume all research and development costs and Immune will be eligible to receive up to $160 million, comprised of an upfront fee of at least $15 million in the form of equity in NPT, up to $25 million in development milestones, and up to $120 million in commercial milestones, as well as product sales royalties. Immune will also be eligible to receive 25% and up to 50% of sublicense fees received by NPT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further clinical trials. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development and commercialization of novel targeted therapeutics in the fields of immuno-inflammation and immuno-oncology. The Company focuses on a precision medicine approach to treatment of diseases by incorporating methods for better patient selection in its clinical trials and the potential for development of companion diagnostics. The Company’s Immuno-inflammation product pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, a key regulator of immuno-inflammation, a portfolio of clinical-stage immune oncology products and NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis.

The Company’s current product portfolio is summarized in the table below:

Product(s)/ Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights
BERTILIMUMAB	Bullous Pemphigoid	Phase II	Immune (Worldwide)

	IBD (Crohn's and ulcerative colitis)	Phase II	Immune (Worldwide)
	Atopic Dermatitis	Phase I/II	Immune (Worldwide)
	NASH	Phase I/II	Immune (Worldwide)
NANOCYCLO (cyclosporin-A)	Atopic Dermatitis, Psoriasis	Preclinical	Immune (Worldwide)

IMMUNO-ONCOLOGY

Crolibulin	Solid Tumors	Phase II	Immune (Worldwide)
Azixa	Glioblastoma multiforme	Phase II	Immune (Worldwide)
NanomAbs	Solid Tumors	Preclinical	Immune (Worldwide)
Bispecific Antibodies	Oncology	Preclinical	Immune (Worldwide)
Ceplene	Acute Myeloid Leukemia (in combination with IL-2	Phase III/ (owned in the EU and RoW by Meda AB)	Immune (Americas, Israel), Meda (EU, RoW)

OTHER/ PAIN
AmiKet	Neuropathic Pain	Phase III (Ready)	Immune (Worldwide)
LidoPAIN	Pain	Phase II	Immune (Worldwide)

The Company’s immuno-oncology pipeline includes Ceplene, a first-in-class small molecule targeting the Histamine-2 Receptor to overcome immunosuppression in Acute Myeloid Leukemia (“AML”) and potentially other malignancies. Ceplene has completed Phase III clinical trials and is approved by the European Medicines Agency and in Israel and is marketed by Meda AB. Azixa and crolibulin are Phase II clinical stage vascular disrupting agents “VDAs”). NanomAbs, is a technology platform that allows the targeted delivery of chemotherapeutics into cancer cells; and a novel technology platform for the construction of bispecific antibodies for immunotherapies.

Products and Programs

Bertilimumab

The Company’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in inflammation. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases. In 2016, the Company continued its enrollment of patients in Phase II clinical trials of a placebo-controlled, double-blind study with bertilimumab for the treatment of ulcerative colitis (“UC”), a common form of inflammatory bowel disease (“IBD”), and an open label trial in newly diagnosed patients with bullous pemphigoid (“BP”), a rare auto-immune disease. In November 2015, Immune obtained clearance of its Investigational New Drug application from the Food and Drug Administration (“FDA”) allowing for expansion in 2016 of its phase II clinical trial in BP to multiple sites in the United States. The Company is also currently planning to expand the bertilumimab clinical development program to include severe atopic dermatitis (“AD”) and a series of preclinical and pilot clinical studies in multiple indications including liver disease such as nonalcoholic steatohepatitis (“NASH”).

Bertilimumab addresses large unsatisfied markets such as crohns disease, UC and severe AD as well as an orphan indication and BP, with limited treatment alternatives. Upon successful development, regulatory approval and commercialization in multiple indications, bertilimumab has the potential to address the following markets based on research from GlobalData Plc (“GlobalData”) and multiple analysts’ reports:

•	the $14.0 billion crohn’s & colitis market;

•	the $7.3 billion atopic dermatitis market; and

•	the $1.6 billion bullous pemphigoid market.

The Company’s strategy is to enter into a strategic partnership with a large pharmaceutical or biotechnology company in order to accelerate the development of bertilimumab and maximize its commercial potential.

Immuno Oncology

The Company's Immuno Oncology programs include the following:

Ceplene

Ceplene (histamine dihydrochloride), the Company’s lead oncology product candidate functions in AML by reducing the immunosuppressive effects of reactive oxygen species on T cells and Natural Killer (“NK”) cells, permitting their effective activation by Interleukin-2 (“IL-2”) in order to eliminate residual leukemic cells in patients who are in clinical complete remission. The Company’s current research is in delineating the value of combining Ceplene with immune checkpoint inhibitors, which should pave the way for future trials and label expansion. Celpene is already approved for marketing in Europe and Israel and has orphan drug status in the U.S and European Union.

The Company intends to leverage recent data on predictive bio-markers and post-adhoc analysis of earlier studies to design and seek FDA guidance for a pivotal overall survival study in AML supporting a new drug application in the U.S. The Company is also evaluating options for ceplene in ex-U.S. territories where ceplene is approved or could be approved based on the EU registration and where Immune has or may obtain the commercial rights.

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

NanoCyclo

In January 2016, the Company entered into a worldwide exclusive licensing agreement with BioNanoSim Ltd., an Israeli company led by Professor Simon Benita, former Head of the Drug Research Institute at the Hebrew University of Jerusalem, for the development of a topical nanocapsule formulation of cyclosporine. NanoCyclo is the first stable formulation to leverage nanotechnology to ensure local dermal penetration of and minimize systemic exposure to cyclosporine, a drug used orally for the treatment of psoriasis and AD. NanoCylco has the possibility of development under a 505(b)2-regulatory submission, which is typically a faster process than the traditional 505(b)1 regulatory submission utilized by new chemical entities. Based on market research from GlobalData and multiple analysts’ reports, NanoCyclo could address the estimated $7.3 billion AD market and the $5.3 billion psoriasis market.

NanomAbs

The Company’s NanomAbs technology platform is an antibody-drug conjugate platform potentially capable of generating novel drugs with enhanced profiles, as compared to stand-alone antibodies. The technology conjugates mAbs to drug loaded nanoparticles to target drugs to specific cells. NanomAbs selectively accumulates in diseased tissues and cells, resulting in higher drug accumulation at the site of action with minimal off-target exposure. The Company is currently attempting to build a longer-term pipeline of NanomAbs for the treatment of cancer and may seek to enter into collaborative agreements with other companies to acquire complementary drugs or technologies to potentially accelerate the development of NanomAbs product candidates.

Bispecific Antibodies

In December 2015, the Company published data with a novel bispecific antibody in a poster presentation at the IBC Life Sciences Antibody Engineering & Therapeutics Conference in San Diego, CA. The Company’s poster presentation was titled "Design and Validation of a Novel Tetravalent IgG1-like BiSpecific Antibody Format". In this publication, the Company described positive study results with this novel platform for the production of tetravalent IgG1-like bispecific antibodies. The prototype bispecific antibody retained effector functions and mediated redirect killing of target cells by cytokine induced killer T cells demonstrating direct anti-cancer effects in vitro as well as anti-tumor activity and improved survival in a mouse xenograft model of disseminated leukemia. The Company believes that this newly developed platform may be further used to generate novel bispecific antibodies against immune-oncology targets. This work was developed by a collaborative European consortium and funded by a European grant.

Going forward, the Company is focusing on the development of bispecific antibodies targeting two immune check points, an immune check point and tumor specific target and undisclosed novel targets.

Other / Pain

AmiKet / AmiKet Nano

AmiKet is a prescription topical analgesic cream containing a formulation of two FDA approved drugs: amitriptyline, which is a widely-used antidepressant; and ketamine, an N-methyl-D-aspartic acid (“NMDA”), antagonist that is used as an intravenous anesthetic. AmiKet has completed Phase I and II clinical trials involving 1,700 patients for the treatment of neuropathic pain. In 2010, the FDA granted AmiKet orphan drug status for the treatment of postherpetic neuralgia (“PHN”). The PHN Phase III clinical trial has been designed on the basis of two statistically significant Phase II clinical trials. The Company is currently developing a new improved formulation of the product utilizing nano-particle technology licensed from Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (“Yissum”). AmiKet Nano is expected to provide patent protection until 2036 and allow for the development of additional indications including diabetic peripheral neuropathy, chemotherapy-induced peripheral neuropathy and chronic back pain. In October 2015 Immune’s Pain Scientific Advisory Board met to discuss a Phase III clinical trial aimed at seeking a broad neuropathic pain label and on the benefits of its novel nano formulation. The Company believes that the Advisory Board recommendation could serve as the basis for further development and commercialization for AmiKet/AmiKet Nano with a broader peripheral neuropathic pain indication, addressing an $8.0 billion market according to GlobalData. The Company continues to review strategic opportunities by seeking investors or potential corporate partners to unlock the value of its pain franchise with a focus on Amiket Nano.

Recent Developments

On April 19, 2016 the Company presented data at the American Association of Cancer Research annual conference in New Orleans on the results of a Phase IV international post-marketing clinical study using Ceplene within a group of older patients (above 60 years of age) for treating the more therapy-resistant older AML patient population. The study showed that immunotherapy with Ceplene and low-dose IL-2 led to a re-distribution of cytotoxic T-cell subsets in blood towards a tumor-killing phenotype. These immunological properties of Ceplene/IL-2 therapy significantly predicted clinical outcomes such as relapse and survival.

On April 19, 2016, the Company entered into a Capital Access Agreement with Regatta Select Healthcare, LLC (“Regatta”), which provides for Regatta to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock, par value $0.0001 per share over the 12-month term of the Capital Access Agreement at the Company’s discretion (see Note 10).

On March 22, 2016, the Company announced the publication of preclinical data in support of its bispecific antibody platform in the Journal of Immunology by Dr. Jean Kadouche, scientific co-founder of Immune, and other collaborators from a consortium of academic centers. The authors described the design and validation of a novel platform for the production of tetravalent IgG1-like bispecific antibodies, including final in-vivo proof-of-concept data for the benchmark molecule targeting human leukocyte antigen class II histocompatibility antigen and cluster of differentiation 5 (“HLA-DR/CD5”) protein. This work has been funded in part by an European grant to the collaborative European consortium.

On February 24, 2016, Immune announced publication of new data on the role of eotaxin-1 in UC and crohn's disease. The article, published in Digestive Disease Science, presented results of an observational clinical study intended to characterize serum and intestinal wall eotaxin-1 levels in IBD patients, and explored the effect of targeting eotaxin-1 by specific antibodies in an animal IBD model. These studies were conducted under the oversight of Professor Eran Goldin, Chairman of the Digestive Diseases Institute at Shaare Zedek Medical Center of the Hebrew University School of Medicine in Jerusalem, and supported in part by an unrestricted grant from the Company.

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

On January 1, 2016, Immune Pharmaceuticals Inc., through its wholly owned subsidiary, Immune Pharmaceuticals Ltd. (“Immune Ltd.”) entered into a definitive research and license agreement with BioNanoSim Ltd., (“BNS”). The license was entered into pursuant to an existing binding MOU, dated June 10, 2015, by and between the Company and Yissum. Under the license, the Company obtained from BNS an exclusive, worldwide sublicense, with a right to further sublicense, for the development, manufacturing and commercialization of certain inventions and research results regarding Yissum’s patents in connection with nanoparticles for topical delivery of cyclosporine-A (Nanocyclo), for all topical skin indications. In consideration for the License, the Company will pay BNS the following payments throughout the term of the License:

•	an annual maintenance fee of $30,000, commencing on January 1, 2021, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year;

•	a license fee in the amount of $0.5 million, to be paid in four equal installments to be made between January 4, 2016 and October 1, 2016; and
•	royalties on net sales of products (as such term is defined in the License) by the Company in the amount of up to 5%, subject to certain possible reductions in certain jurisdictions;
•	sublicense fees in the amount of 18% of any non-sales related consideration received by the Company from a sublicense or an option to receive a sublicense for the products and/or the licensed technology (as such terms are defined in the license); and
•	milestones payments of up to approximately $4.5 million and 250,000 shares of the Company’s common stock upon the achievement of certain regulatory, clinical development and commercialization milestones, provided, however, that in the event that the Company receives consideration from a sublicensee for any such milestones, the Company will pay to BNS the higher of either (a) the amount of the particular milestone payment or (b) the amount of the sublicense fees that are due for such sublicensee consideration paid to the Company.

In addition, the Company shall reimburse BNS within 60 days for expenses relating to patent fees and will sponsor a 12-month research program to prepare the program for investigational new drug (“IND”) submission.

Our Business

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

The Company recorded no revenue for the months ended March 31, 2016 and 2015. The Company has devoted substantially all of its financial resources and efforts to developing bertilimumab, the Company’s Phase II drug candidate, for the treatment of inflammatory diseases and NanomAbs, the Company’s platform for the targeted delivery of cancer drugs, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. The Company is still in the early stages of development of its product candidates, and has not completed the development of bertilimumab, NanomAbs or other drug candidates.

Research and development expense ($ in thousands)

	Three months ended March 31,
	2016	2015	Change

Research and development	$2,011	$1,150	$861

R&D expenses increased by $0.9 million, driven by higher salaries and employee benefits, license fees and clinical trial expenses. Salaries and employee benefits increased by $0.3 million primarily due to higher R&D employee head count for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. License fees increased by $0.5 million as a result of the licensed technology agreement with BNS in connection with nanoparticles for topical delivery of cyclosporine-A. Clinical trial expenses increased by $0.1 million as the Company ramped up its clinical trials related to bertilimumab as well as expenses related to the Company's research facility in New York City.

General and administrative expense ($ in thousands)

	Three months ended March 31,
	2016	2015	Change

General and administrative	$2,413	$2,303	$110

G&A expenses increased by $0.1 million or 5% driven primarily by higher salaries and employee expenses and rent expenses partially offset by lower professional fees. Salaries and employee expenses increased by $0.2 million due to higher employee headcount during the quarter ended March 31, 2016 compared to the prior year quarter. Rent expense increased by $0.1 million as a result of a full quarter of rent expense in 2016 related to the Company relocating its headquarters to New York City in February 2015. This was partially offset by lower professional fees of $0.1 million, as a result of lower legal expense.

Non-operating expense ($ in thousands)

	Three months ended March 31,
	2016	2015	Change
Non-operating expense	$708	$103	$605

Non-operating expense was $0.7 million during the three months ended March 31, 2016 compared with non-operating expense of $0.1 million during the three months ended March 31, 2015, an increase of $0.6 million. Non-operating expense for the three months ended March 31, 2016 consisted of interest expense of $0.4 million primarily relating to cash interest paid and amortization of the debt issuance costs for the Company’s loan agreement with Hercules. In addition, non-operating expense included a $0.3 million loss on the change in fair value of derivative liability instrument. The loss on the change in fair value of derivative liability instrument of $0.3 million for the three months ended March 31, 2016 represents a loss in the change in fair value of the derivative liability associated with the Discover Series D Preferred Stock of $0.4 million, partially offset by a gain in the change in the fair value of the Hercules warrants. Non-operating expense for the three months ended March 31, 2015, was primarily comprised of interest expense of $0.1 million related to the MidCap senior secured term loan which was repaid in July 2015.

Deemed Dividend

The Company recorded approximately $0.9 million in deemed dividend for the three months ended March 31, 2016 primarily as a result of dividend and conversion premium on the Company’s Series D Preferred Stock. For the three months ended March 31, 2015, the Company recorded accrued dividend as a deemed dividend of $56,000 related to its Series C Preferred Stock, which was exchanged in connection with the Company’s July 2015 Series C Exchange.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as at March 31, 2016 and December 31, 2015 ($ in thousands):

	As of	As of
	March 31,	December 31,
	2016	2015	Change

Cash	$1,087	$4,543	$(3,456)
Working capital deficit	$(5,371)	$(1,370)	$(4,001)
Notes and loans payable, current portion	$(1,344)	$(997)	$(347)

The Company believes that its available cash as of the date of this filing may not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to raise capital, the potential exercise for cash of warrants and options, the Company’s ability to monetize assets, the receipt of grants and access to a revolving line of credit. The Company has limited capital resources and its operations have been funded by the proceeds of equity and debt offerings.  The Company has devoted substantially all of its cash resources to R&D programs and incurred significant general and administrative expenses to enable it to finance and grow its business and operations. To date, the Company has not generated any significant revenues and may not generate any such revenue for a number of years, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities. In addition the Company could be forced to delay or discontinue certain or all product developments, and forego attractive business opportunities.

At March 31, 2016, the Company had working capital deficit of approximately $5.4 million. Accumulated deficit amounted to $68.1 million and $63.0 million at March 31, 2016 and December 31, 2015, respectively. Net loss for the three months ended March 31, 2016 and 2015 was $5.1 million and $3.6 million, respectively. Net cash used in operating activities was $3.4 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of March 31, 2016, the Company had cash of $1.1 million.

The Company has historically funded its operations primarily through the sale of equity and/or debt securities, including the sale of common stock, convertible notes, preferred stock and warrants. On April 19, 2016, the Company entered into a Capital Access Agreement with Regatta Select Healthcare, LLC (“Regatta”), which provides for Regatta to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock, par value $0.0001 per share over the 12-month term of the Capital Access Agreement at the Company’s discretion (see Note 10).

The Company will require additional financing in during 2016 in order to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, partner out or eliminate some or all of its R&D programs, which could result in an impairment of the Company’s intangible assets and have a material adverse impact on its financial condition and results of operation. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2016. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, when needed, until it is able to generate positive cash flow to support its operations. The Company cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance the Company will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will ever generate positive cash flow. In addition, the Company may partner or license the Company’s assets, which may allow for additional non-dilutive financing in the future. The Company has previously received grants in Israel and may receive additional grant funding in 2016. The Independent Registered Public Accounting Firms’ Reports issued in connection with the Company’s audited consolidated financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern.”

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

Future capital requirements will also depend on the extent to which the Company acquires or invests in additional complementary businesses, products and technologies. The Company’s strategy to fund its operations is to monetize its multiple asset groups either through partnerships, asset-centric subsidiaries or joint ventures, raise capital, and the potential exercise for cash of warrants and options

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below ($ in thousands):

	Three months ended March 31,
	2016	2015	Change
Net cash used in operating activities	$(3,447)	$(2,248)	$(1,199)
Net cash used in investing activities	$(17)	$(46)	$29
Net cash provided by (used in) financing activities	$8	$(455)	$463

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $3.4 million compared with net cash used in operating activities of $2.2 million for the three months ended March 31, 2015. The net cash used in operating activities during the three months ended March 31, 2016, exclusive of changes in operating assets and liabilities, was $3.7 million; including the net loss of $5.1 million, non-cash stock based compensation expense of $0.8 million, amortization of debt issuance costs and changes in the fair value of derivative liability of $0.2 million and $0.3 million respectively. Changes in other assets and liabilities were driven by a $0.5 million increase in account payable, which was offset by a decrease in accrued liabilities. The net cash used in operating activities during the three months ended March 31, 2015, exclusive of changes in operating assets and liabilities, was $2.3 million; including the net loss of $3.6 million and non-cash stock based compensation expense of $1.2 million and depreciation and amortization expense of $0.1 million.

Investing Activities

During the three months ended March 31, 2016, the Company’s net cash used in investing activities amounted to $17,000 primarily related to the acquisition of office equipment. During the three months ended March 31, 2015, the Company’s net cash used in investing activities was $46,000 also primarily related to the acquisition of office equipment.

Financing Activities

During the three months ended March 31, 2016, the Company’s net cash provided by financing activities of $8,000 was due to proceeds received from the exercise of stock options. During the three months ended March 31, 2015, the Company’s net cash used in financing activities of $0.5 million was primarily due to repayment of loans of $0.5 million.

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting developments.

Off-Balance Sheet Arrangement

As of March 31, 2016, the Company had no off-balance sheet arrangements. Immune has no guarantees or obligations other than those, which arise out of the Company’s ordinary business operations.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of the Company’s significant accounting policies is contained in the notes to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those policies during the three months ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our“disclosure controls and procedures”(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting: segregation of duties issues due to lack of sufficient accounting and finance personnel and lack of a sufficient technology infrastructure to support the financial reporting function. Management has begun to implement certain remedial measures, including the purchase of a license to a new accounting general ledger system, which is in the process of being implemented. In addition, the Company has hired consultants to help document the Company’s internal control environment. Remediation efforts will continue through the next several financial close cycles until such time as the Company’s management is able to conclude that its remediation efforts are effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, the Company’s management has taken the following actions that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting and to remediate the material weaknesses described in its 2015 Annual Report on Form 10-K.

•	In March 2016, the Company hired a Senior Director of Finance and Assistant Controller with expertise in understanding complex accounting and financial reporting issues and disclosure rules required under GAAP and SEC reporting regulations.

•	During the first quarter of 2016, the Company began implementing a new general ledger accounting system.

Part II. Other Information

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings which management believes may have a material adverse effect on our business, financial condition, operations, cash flows, or prospects. The Company from time to time is involved in legal proceedings in the ordinary course of our business, which can include employment claims, product claim, patent infringement, etc. The Company does not believe that any of these claims and proceedings against us as they arise are likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 21, 2016, the Company issued to a consultant 80,000 shares of common stock for services performed during the month.

On January 27, 2016, the Company issued to a consultant 250,000 shares of common stock for services performed during the month.

On March 28, 2016, the Company issued to a consultant 200,000 shares of common stock for services performed during the month.

The securities referenced above were offered and sold solely to “accredited investors” in reliance on the exemption from registration afford by Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 15, 2016, the Company entered into a License Option Agreement with Amiket and Amiket Nano with Novel Pain Therapeutics, LLC (“NPT”), a new company dedicated to the development and commercialization of novel formulations of pain pharmaceuticals (the “License Option Agreement"), pursuant to which the parties agreed, subject to the execution of a definitive licensing agreement, to enter into a worldwide license agreement for AmiKet and AmiKet Nano for the treatment of peripheral neuropathic pain. In accordance with the Option Agreement, the license terms are to include the following: NPT will assume all research and development costs upon execution of the option agreement and Immune will be eligible to receive up to $160 million, comprised of an upfront fee of at least $15 million in the form of equity in NPT, up to $25 million in development milestones, and up to $120 million in commercial milestones, as well as product sales royalties. Immune will also be eligible to receive 25% and up to 50% of sublicense fees received by NPT. Immune will own approximately 33% of NPT at a pre-money valuation of no less than $30 million.

The 60 day exclusive Option Agreement and the execution of the Licensing Agreement are conditioned upon certain matters as described in the option agreement. The foregoing description of the License Option Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the License Option Agreement, which is filed as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Research and License Agreement, dated as of January 1, 2016, by and between BioNanoSim Ltd. and Immune Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2016). **

10.2	Capital Access Agreement, dated as of April 19, 2016, by and between the Company and Regatta Select Healthcare, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016). **

10.3	License Option Agreement dated as of May 15, 2016 by and between the Company and Novel Pain Therapeutics LLC.*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.
** Previously filed with the SEC as indicated, and hereby incorporated herein by reference.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Daniel G. Teper
Daniel G. Teper
Chief Executive Officer (Principal Executive Officer)
May 16, 2016

By:	/s/ John C. Militello
John C. Militello
VP of Finance, Controller and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
May 16, 2016

