Form 10-Q
period 2016-06-30
IMMUNE PHARMACEUTICALS INC
filed 2016-08-15
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 11, 2016, 79,178,791 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$406	$4,543
Restricted cash	43	31
Other current assets	283	258
Total current assets	732	4,832
Property and equipment, net of accumulated depreciation of $153 and $77	344	371
In-process research and development acquired	27,500	27,500
Intangible assets, net	2,958	3,111
Other assets	339	370
Total assets	$31,873	$36,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,602	$2,439
Accrued expenses	1,980	2,660
Derivative financial instruments, warrants	-	84
Obligations under capital lease, current portion	71	106
Advances from related parties	356	-
Notes and loans payable, current portion, net of debt discount	1,583	997
Total current liabilities	7,592	6,286
Notes and loans payable, net of current portion and debt discount	2,222	2,886
Obligations under capital lease, net of current portion	91	91
Series D Preferred Stock derivative liability	4,805	6,529
Deferred tax liability	10,870	10,870
Total liabilities	25,580	26,662

Series D Preferred Stock, net of discount, par value $0.0001, 12,000 shares authorized, 1,263 shares issued and 616 shares outstanding as of June 30, 2016 and 1,263 shares issued and 963 outstanding as of December 31, 2015	1,103	1,659

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; authorized 225,000,000 shares; 54,730,318 and 32,434,942 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	5	3
Additional paid-in capital	76,959	70,846
Accumulated deficit	(71,774)	(62,986)
Total stockholders’ equity	5,190	7,863
Total liabilities and stockholders’ equity	$31,873	$36,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Licensing and other revenue	$-	$-	-	-

Costs and expenses:
Research and development	1,945	1,126	3,956	2,277
General and administrative	923	1,682	3,336	3,984
Total costs and expenses	2,868	2,808	7,292	6,261
Loss from operations	(2,868)	(2,808)	(7,292)	(6,261)

Non-operating income (expense):
Interest expense	(334)	(65)	(711)	(166)
Change in fair value of derivative liability instrument	(374)	-	(692)	-
Other expense, net	1	(3)	(12)	(6)
Total non-operating expense	(707)	(68)	(1,415)	(172)
Net loss before income taxes	(3,575)	(2,876)	(8,707)	(6,433)
Income tax expense	81	-	81	—
Net loss	$(3,656)	$(2,876)	(8,788)	(6,433)
Series C Preferred dividend	-	(55)	-	(114)
Deemed dividend	(2,028)	-	(2,914)	(1,701)
Net loss attributable to common stockholders	$(5,684)	$(2,931)	(11,702)	(8,248)
Basic and diluted net loss per common share	$(0.13)	$(0.12)	(0.30)	(0.34)

Weighted average common shares outstanding – basic and diluted:	42,757,932	24,722,980	38,642,016	24,522,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2015	32,434,942	$3	$70,846	$(62,986)	$7,863

Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	16,417,880	2	3,009	-	3,011
Capital Access Agreements	4,700,000	-	1,575	-	1,575
Share Purchase Agreements	411,111	-	348	-	348
Costs related to equity financing	-	-	(206)	-	(206)
Reclassification of Hercules warrants derivative liability to additional paid-in capital	-	-	46	-	46
Common stock issued to settle liabilities	200,000	-	60	-	60
Exercise of stock options	216,385	-	8	-	8
Share-based compensation	350,000	-	1,273	-	1,273
Net loss	-	-	-	(8,788)	(8,788)
Balance at June 30, 2016	54,730,318	$5	$76,959	$(71,774)	$5,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,788)	$(6,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	159
Share-based compensation	1,273	1,733
Common shares issued for services	-	280
Derivative liability loss	692	-
Amortization of debt issuance costs	321	9
Changes in operating assets and liabilities:
Increase (decrease) in other assets	6	39
Increase in security deposits	-	(110)
Increase in accounts payable	1,064	1,461
Decrease in accrued expenses	(680)	(1,560)
Net cash used in operating activities	(5,915)	(4,422)
Cash flows from investing activities:
Decrease in restricted cash	(12)	(40)
Purchase of property and equipment	(52)	(27)
Net cash used in investing activities	(64)	(67)
Cash flows from financing activities:
Proceeds received from exercise of options	8	95
Proceeds received from sale of common stock	1,923	-
Proceeds from advances from related parties	356	-
Payments of transaction costs related to sale of common stock	(47)	-
Principal repayment of loans	(398)	(976)
Net cash (used in) provided by financing activities	1,842	(881)
Decrease in cash	(4,137)	(5,370)
Cash at beginning of period	4,543	6,767
Cash at end of period	$406	$1,397

Supplemental disclosure of cash flow information:
Cash paid for interest	$225	$166
Cash paid for income taxes	11	-
Supplemental disclosure of non-cash financing activities:
Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	3,009	-
Reclassification of Hercules warrants derivative liability to additional paid-in-capital	46	-
Common stock issued to settle liabilities	60	-
Accrued dividends on Series C Preferred Stock	-	114
Dividends settled in common stock	-	55
Conversion of Series C Preferred Stock into common stock	-	149
Services expensed and accrued in 2014 and settled in common stock in 2015	-	258

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

NOTE 2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company believes that its available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to raise capital, the Company’s ability to monetize assets and the receipt of grants. The Company has limited capital resources and its operations have been funded by the proceeds of equity and debt offerings. The Company has devoted substantially all of its cash resources to research and development (“R&D”) programs and incurred significant general and administrative expenses to enable it to finance and grow its business and operations. To date, the Company has not generated any significant revenue and may not generate any revenue for a number of years, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities. In addition, the Company could be forced to delay or discontinue certain or all product developments, and forego attractive business opportunities.

At June 30, 2016, the Company had a working capital deficit of approximately $6.9 million. Accumulated deficit amounted to $71.8 million and $63.0 million at June 30, 2016 and December 31, 2015 respectively. Net loss for the three and six months ended June 30, 2016 was $3.7 million and $8.8 million, respectively. Net loss for the three and six months ended June 30, 2015 was $2.9 million and $6.4 million, respectively. Net cash used in operating activities was $5.9 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively.

The Company has historically funded its operations primarily through the sale of equity and/or debt securities, including the sale of common stock, convertible notes, preferred stock and warrants. On April 19, 2016, the Company entered into a Capital Access Agreement with Regatta Select Healthcare, LLC (“Regatta”), which provided for Regatta to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock, par value $0.0001 per share at the Company’s discretion. Gross proceeds from this agreement were $0.8 million. In addition, on June 10, 2016, the Company entered into a second Capital Access Agreement with Regatta, which also provided for Regatta to purchase up to an aggregate of 3,700,000 shares of the Company’s common stock, par value $0.0001 at the Company’s discretion. Gross proceeds from this agreement were $1.1 million. During the second quarter of 2016, the Company also executed share purchase agreements for the sale of 966,666 shares of the Company’s common stock for gross proceeds of approximately $0.3 million (see Note 10). On July 29, 2016, Company entered into a securities purchase agreement with certain institutional investors for the sale of an aggregate of 3,174,603 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million. Under the agreement, the Company also issued to the investors warrants to purchase 500,000 shares of its common stock.

The Company will require additional financing for the remainder of 2016 in order to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, partner out or eliminate some or all of its R&D programs, which could result in an impairment of the Company’s intangible assets and have a material adverse impact on its financial condition and results of operation. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2016. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, when needed, until it is able to generate positive cash flow to support its operations. The Company cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance the Company will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will ever generate positive cash flow. In addition, the Company may partner or license the Company’s assets, which may allow for additional non-dilutive financing in the future. The Company has previously received grants in Israel and may receive additional grant funding in 2016. The Independent Registered Public Accounting Firms’ Reports issued in connection with the Company’s audited consolidated financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern.”

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2015 filed on March 30, 2016. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015.

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

Hercules Warrants

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp. entered into a Loan and Security Agreement with Hercules Capital (“Hercules”) to borrow $4.5 million with a Company option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and satisfaction of certain other conditions. As of June 15, 2016, the Company had not met certain of the milestones as defined in the Hercules agreement in order to draw down upon the additional $5.0 million and as a result the option expired. In connection with the Hercules Loan, the Company has issued to Hercules a five-year warrant to purchase an aggregate of 214,853 shares of its common stock at an exercise price of $1.70 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date (the “Hercules Warrants”).

The Company determined the fair value of the Hercules Warrants of $0.3 million on July 29, 2015 using the Binomial Lattice pricing model and recorded that amount as part of debt discount in the condensed consolidated balance sheets since it was considered part of the cost of the financing and is being amortized over the life of the loan using the effective interest method. The Hercules Warrants were re-measured at each balance sheet date until the expiration of the anti-dilution provision on January 29, 2016. For the three and six months ended June 30, 2016, the Company recorded a gain on the change in the estimated fair value of the Hercules Warrants of approximately $0 and $38,000, respectively, which was recorded as non-operating expense in the condensed consolidated statements of operations. Upon the expiration of the anti-dilution provision on January 29, 2016, the remaining balance of $46,000 of the derivative liability was reclassified to additional paid-in-capital in the condensed consolidated balance sheets (see Note 5).

Discover Series D Convertible Preferred Stock

During 2015, the Company issued Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) to Discover Growth Fund (“Discover”), with a conversion price of $2.50 per share. Discover can convert at any time and at conversion Discover will receive a conversion premium equal to the amount of dividends it would have received if the Series D Preferred Stock had been held to the term of agreement of 6.5 years. The Series D Preferred Stock dividend rate includes an adjustment feature that fluctuates inversely to the changes in the value of the Company’s common stock price. The conversion premium and dividends are redeemed upon conversion of the Series D Preferred Stock.  The Company determined that the conversion premium and dividends with the noted features required liability accounting. Accordingly, the conversion premium and the dividend feature have been bifurcated from the convertible preferred stock and are carried as a derivative liability at fair value. Changes in the fair value of this derivative liability are recognized in earnings for each reporting period. For the three and six months ended June 30, 2016, the Company recorded a loss of $0.4 million and $0.7 million, respectively, on the change in the estimated fair value of the Discover derivative liability, which was recorded as a non-operating expense in the condensed consolidated statements of operations. The fair value of the Discover derivative liability as of June 30, 2016 and December 31, 2015 was $4.8 million and $6.5 million, respectively (see Notes 5 and 11).

The Series D Preferred Stock derivative liability was valued using the Binomial Lattice options pricing model. The assumptions used at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
Face value of Series D Preferred Stock	$10,000	$10,000
Conversion price	$2.50	$2.50
Dividend period (in years)	6.50	6.50
Dividend yield	15.00%	15.00%
Implied discount	38.0%	42.0%
Share price	$0.40	$0.73

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

The financial instruments recorded in the Company’s condensed consolidated balance sheets consist primarily of cash, restricted cash, debt and accounts payable. The carrying amounts of the Company’s cash and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s debt approximates its gross carrying value of approximately $4.5 million (which has been presented net of issuance costs), due to its variable interest rate.  In estimating the fair value of the Company’s Hercules and Discover derivative liabilities, the Company used the Binomial Lattice options pricing model at inception and on each subsequent valuation date. Based on the fair value hierarchy, the Company classified the Hercules and Discover derivative liability within Level 3.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2016 and December 31, 2015 ($ in thousands).

	As of June 30, 2016	Fair Value Hierarchy at June 30, 2016
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Series D Preferred Stock Derivative Liability	$4,805	$-	$-	$4,805

	As of December 31, 2015	Fair Value Hierarchy at December 31, 2015
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Liabilities:
Series D Preferred Stock Derivative Liability	$6,529	$-	$		$6,529
Derivative liability related to Hercules Warrants	$84	$-		$-	$84

Hercules Warrants

The following table sets forth a summary of changes in the estimated fair value of the Company’s Hercules Warrant derivative liability for the period from January 1, 2016 through June 30, 2016 ($ in thousands):

Fair Value Measurements of Hercules Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2016	84
Change in estimated fair value of liability classified warrants	(38)
Reclassification from liability to additional paid-in capital	(46)
Balance at June 30, 2016	$-

Series D Preferred Stock

The following table sets forth a summary of changes in the estimated fair value of the Company’s Series D Preferred Stock derivative liability for the period from January 1, 2016 through June 30, 2016 ($ in thousands):

Fair Value Measurements of Series D Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2016	$6,529
Series D Preferred Stock conversions	(2,455)
Change in estimate fair value of Series D Preferred Stock derivative liability	731
Balance at June 30, 2016	$4,805

NOTE 6. INTANGIBLE ASSETS

The Company’s intangible assets consist of licenses and patents relating to the Company’s bertilimumab, Nanonabs and AMB8LK technologies and were determined by management to have a useful life between 7 and 15 years.

The value of the Company’s intangible assets as of June 30, 2016 is summarized below ($ in thousands):

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Total
Balance as of December 31, 2015	$1,753	$475	$475	$408	$3,111
Amortization	(84)	(23)	(23)	(23)	(153)
Balance, June 30, 2016	$1,669	$452	$452	$385	$2,958

Gross asset value	$2,509	$694	$700	$547	$4,450
Accumulated Amortization	(840)	(242)	(248)	(162)	(1,492)
Balance, June 30, 2016	$1,669	$452	$452	$385	$2,958

Amortization expense amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively. Amortization expense amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at June 30, 2016 is as follows ($ in thousands):

Period Ending December 31,	Amount
2016 (6 months)	$152
2017	305
2018	305
2019	305
2020	305
Thereafter	1,586
Total	$2,958

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following ($ in thousands):

	June 30, 2016	December 31, 2015
Salaries and employee benefits	$766	$545
Rent	65	691
Provision for a claim (see Note 13)	300	300
Financing costs	268	88
Professional fees	170	549
Severance	50	180
Other	361	307
Total	$1,980	$2,660

NOTE 8. NOTES AND LOANS PAYABLE

The Company is party to loan agreements as follows ($ in thousands):

	June 30,	December 31,
	2016	2015
Loan and security agreement, net of original issue discount of $0.7 million and $1.0 million, respectively (1)	$3,418	$3,496
Note payable (2) (3)	387	387
Total notes and loans payable	$3,805	$3,883

Notes and loans payable, current portion	$1,583	$997
Notes and loans payable, long-term	2,222	2,886
Total notes and loans payable, net of original issue discount of $0.7 million and $1.0 million, respectively	$3,805	$3,883

Repayments under the Company’s existing debt agreements consist of the following ($ in thousands):

Period Ending June 30,	Amount
2016	$1,161
2017	1,810
2018	1,496
2019	21
Total	$4,488

Loan and Security Agreement (1)

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp. entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules to borrow $4.5 million with a Company option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and other conditions. As of June 15, 2016, the Company had not met certain of the milestones as defined in the Hercules agreement in order to draw down upon the additional $5.0 million and as a result the option had expired. The Loan Agreement is collateralized by a first priority perfected security interest in all tangible and intangible assets of the Company and its subsidiaries, senior to all indebtedness. The interest rate on the Hercules Loan is calculated at the greater of 10% or the prime rate plus 5.25%. The Company may prepay the Hercules Loan at any time, subject to certain prepayment penalties.  Hercules may convert up to $1.0 million of the loan in any subsequent institutionally led Company financing on the same terms, conditions and pricing of such subsequent financing. This option to convert would be at the then fair value, as it will be at the same term and pricing as the new investors, therefore it is deemed to have minimal value. The Hercules Loan’s matures on September 1, 2018 and included a nine-month interest-only payment period following the closing, after which escalating principal payments of $0.1 million per month began on April 1, 2016. Interest expense for the three and six months ended June 30, 2016 was $0.1 million and $0.2 million, respectively. As of June 30, 2016, the Company had made $0.4 million in principal payments.

The Loan Agreement includes an end of term charge of $0.5 million payable on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that Borrower prepays the outstanding Secured Obligations in full, or (iii) the date that the secured obligations become due and payable in full (as defined in the Loan Agreement). The Company accrues this charge for each reporting period and will accrue up to the $0.5 million charge over the 37-month term of the Hercules Loan as this charge is deemed a cost of the debt and the Company will be obligated to make this payment in the future. For the three and six months ended June 30, 2016, the Company recorded a charge of approximately $60,000 and $0.1 million, respectively, in interest expense in the condensed consolidated statements of operations.

The Company recorded $1.3 million in debt issuance costs relating to placement agent fees, legal fees, closing costs and the fair value of the placement agent warrants in its condensed consolidated balance sheet upon execution of the Loan Agreement. The Company early adopted ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, ASU 2015-03 requires the use of the effective interest method for the amortization of the debt discount. The Company will amortize the debt issuance costs over the term of the Loan, which expires on September 1, 2018. For the three and six months ended June 30, 2016, the Company recorded $0.2 million and $0.3 million, respectively, in interest expense related to the amortization of the debt issuance costs. At June 30, 2016 and December 31, 2015, the Company had approximately $0.7 million and $1.0 million, respectively; in debt issuance costs remaining to be amortized in its condensed consolidated balance sheets.

On July 21, 2016, Hercules, the Company and the holders of certain promissory notes (see Notes 14) entered into a Subordination Agreement to the Loan Agreement whereby the holders agreed to be subordinated to any security interest or lien that such creditors may have in any assets of the Company to Hercules.

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

During the first quarter of 2015, MabLife informed the Company that it has filed for bankruptcy. The Company is considering its options relating to the MabLife assignment agreement. For the three and six months ended June 30, 2016, the Company recorded $34,000 and $38,000, respectively, in interest expense. No interest expense was recorded for the three and six months ended June 30, 2015. No principal payments have been made as of June 30, 2016 subsequent to the announcement of the MabLife bankruptcy.

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

NOTE 9. INCOME TAXES

The Company has recognized a deferred tax liability of $10.9 million as of June 30, 2016 and December 31, 2015 related to the purchase of the AmiKet IPR&D. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the Merger. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the IPR&D. As such, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at June 30, 2016 and December 31, 2015.

During the second quarter of 2015, the Company received notices from New York State relating to audits of the 2011 to 2013 tax years. In June 2016, the Company paid $9,000 in full settlement of taxes and interest owed to New York State relating to the audits of the 2011 to 2013 tax years. During the third quarter of 2015, the Company received tax notices from the Israeli Tax Authority relating to the 2010 to 2014 tax years. During the second of 2016, the Company recorded a $70,000 liability relating to taxes due for the 2010 to 2014 tax years as a result of a settlement notice received from the Israeli Tax Authority.

NOTE 10. STOCKHOLDERS’ EQUITY

(a) Stock options and stock award activity

The following table illustrates the common stock options granted for the six months ended June 30, 2016:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January - June 2016	2,890,000	$0.57	$0.36	Immediately -3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55%-92.15% 1.39%-2.06% 6-10 0.00%

Consultants	January - June 2016	335,000	$0.34	$0.24	1-3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55%-92.15% 1.24%-1.69% 5 0.00%

The following table illustrates the stock awards for the six months ended June 30, 2016:

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms
Consultants	January - June 2016	550,000	$0.50	Immediately

The fair value of stock awards is determined using the share price on the date of grant.

The following table illustrates the common stock options granted for the six months ended June 30, 2015:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January - June 2015	1,007,000	$2.02	$1.65	3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	84.33%-91.55% 0.23%-2.17% 6-10 0.00%

Consultants	January - June 2015	160,000	$2.00	$1.46	1 years	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55% 0.23%-0.27% 6 0.00%

The following table illustrates the stock awards for the six months ended June 30, 2015:

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms
Employees	January 2015	14,000	$2.47	Immediately
Consultants	January - June 2015	489,469	$1.86	Immediately

The following table summarizes information about stock option activity for the six months ended June 30, 2016:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,988,988	$1.56	$0.04 - $4.00	$1.97	$527
Granted	3,225,000	$0.47	$0.28-$0.73	$0.35	$31
Exercised	(291,221)	$0.04	$0.04	$-	$105
Forfeited/Expired	(144,334)	$1.17	$0.53-$2.38	$1.04	$-
Outstanding at June 30, 2016	7,778,433	$1.17	$0.04 - $4.00	$1.32	$198
Exercisable at June 30, 2016	4,135,394	$1.30	$0.04 - $4.00	$1.67	$173

At June 30, 2016, unamortized stock-based compensation for stock options was $1.8 million, with a weighted-average recognition period of approximately 1.8 years.

(b) Warrants

The following table illustrates warrants granted for the six months ended June 30, 2016:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January - June 2016	476,000	$0.62	$0.54	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	92.15% 1.24%-1.73% 5 0.00%

The following table summarizes information about warrants outstanding at June 30, 2016:

	Number of warrants	Weighted average exercise price	Exercise price range
Warrants outstanding at December 31, 2015	10,692,138	$3.93	$1.66-$65.60
Warrants issued to consultants	476,000	$0.62	$0.47-$0.91
Expired	(512,740)	$15.05	$1.85-$65.60
Warrants outstanding and exercisable at June 30, 2016	10,655,398	$3.25	$0.47-$32.40

Stock-based compensation expense for stock options and awards and warrants for the three and six months ended June 30, 2016 was $0.8 million and $1.3 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets. Stock-based compensation expense for stock options and awards and warrants for the three and six months ended June 30, 2015 was $0.9 million and $1.7 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

On June 1, 2016, the Company’s Board of Directors, pursuant to the recommendation of the Compensation Committee of the Board of Directors (the “Compensation Committee”) granted an option to purchase up to 360,000 shares at an exercise price of $0.40 per share to Dr. Daniel G. Teper, the Company’s Chief Executive Officer, of which 180,000 of the options shall vest over a three year period with one-third vesting after the one-year anniversary of the date of grant and the remaining two-thirds vesting in equal portions at the end of each three-month period over the course of the remaining two years. The grant date fair value of these options was $54,000. 180,000 options were granted as performance based bonus compensation. The options were granted at an exercise price of $0.40 per share and will vest upon the achievement of certain operational, financing and partnership objectives.

(c) Capital Access Agreements

April 19, 2016 Agreement

On April 19, 2016, the Company entered into a Capital Access Agreement (“April 19, 2016 Agreement”) with Regatta Select Healthcare, LLC (“Regatta”), which provided for Regatta to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock, par value $0.0001 per share over the 12-month term of the April 19, 2016 Agreement.

Beginning on the day following the date that certain closing conditions in the April 19, 2016 Agreement were satisfied, which conditions were satisfied on April 19, 2016, the Company had the right, but not the obligation, to direct Regatta via written notice (a “Put Notice”) to purchase up to a specific ceiling of Purchase Shares. The Company was permitted to deliver up to four Put Notices per month. The purchase price per a Purchase Share pursuant to such Put Notice (the “Purchase Price”) shall equal 83% of the lowest price of the Company’s Common Stock during the five consecutive trading days immediately following the date of such Put Notice (the “Put Date”). The number of Purchase Shares that may be purchased under each Put Notice was subject to a ceiling of the lesser of (a) $250,000 in Purchase Shares or (b) 200% of average daily volume of the shares traded on the market on which the Company’s common stock is traded, computed using the 10 business days prior to the Put Date multiplied by the average of the daily closing price for the 10 business days immediately preceding the Put Date. The Purchase Price was additionally subject to a floor price equal to 75% of the average closing bid price for the common stock for the 10 trading days prior to the Put Date.

During the term of the April 19, 2016 Agreement and for a period of one year thereafter, Regatta had a right of first offer to purchase any equity securities of the Company, as well as any rights, options, or warrants to purchase such equity securities, and any securities of any type whatsoever that are, or may become, convertible or exchangeable into or exercisable for such equity securities, which the Company has a bona fide proposal to sell or offers to sell, other than equity securities offered or sold in an underwritten public offering. On June 10, 2016, the Company entered into an amendment to the April 19, 2016 agreement with Regatta such that during the term of the April 19, 2016 Agreement and for a period of one year thereafter, should the Company execute an agreement to sell fixed price equity securities within a 15 day period after the settlement of a put notice to any third party at a price lower than that paid by Regatta in connection with the prior put, the Company would be required to pay Regatta an aggregate fee of approximately $30,000.

During the three months ended June 30, 2016, the Company sold all 3,500,000 shares of its common stock under the April 19, 2016 Agreement to Regatta for an aggregate gross proceeds of $0.8 million.

June 10, 2016 Agreement

On June 10, 2016, the Company entered into a Capital Access Agreement (“June 10, 2016 Agreement”) with Regatta Select Healthcare, LLC (“Regatta”), which provided for Regatta to purchase up to an aggregate of 3,700,000 shares of the Company’s common stock, par value $0.0001 per share over the 12-month term of the June 10, 2016 Agreement.

Beginning on the day following the date that certain closing conditions in the June 10, 2016 Agreement were satisfied (the “Commencement Date”), which conditions were satisfied on June 10, 2016, the Company had the right, but not the obligation, to direct Regatta via written notice (a “Put Notice”) to purchase up to a specific ceiling of Purchase Shares. The Company was permitted to deliver up to four Put Notices per month. The purchase price per a Purchase Share pursuant to such Put Notice (the “Purchase Price”) shall equal 83% of the lowest price of the Company’s Common Stock during the five consecutive trading days immediately following the date of such Put Notice (the “Put Date”). The number of Purchase Shares that may be purchased under each Put Notice was subject to a ceiling of the lesser of (a) $250,000 in Purchase Shares or (b) 200% of average daily volume of the shares traded on the market on which the Company’s Common Stock is traded, computed using the 10 business days prior to the Put Date multiplied by the average of the daily closing price for the 10 business days immediately preceding the Put Date. The Purchase Price was additionally subject to a floor price equal to 75% of the average closing bid price for the Common Stock for the 10 trading days prior to the Put Date.

During the term of the June 10, 2016 Agreement and for a period of one year thereafter, should the Company execute an agreement to sell fixed price equity securities to any third party at a price lower than that paid by Regatta within a 15 day period from the settlement of a put notice, then the Company would be required to pay Regatta an aggregate fee of approximately $30,000. As of June 30, 2016, the Company sold 2,500,000 shares of its common stock for aggregate gross proceeds of $0.8 million. In July 2016, the Company sold the remaining 1,200,000 shares of its common stock under the June 10, 2016 Agreement for an aggregate gross proceeds of $0.3 million.

(d) Share Purchase Agreements

During the second quarter of 2016, the Company entered into share purchase agreements with two accredited investors to sell 966,666 restricted shares of the Company’s common stock at a price of $0.36 per share for total proceeds of $0.3 million. These restricted shares may not be transferred or sold at least for a period of six months and unless they have been registered for sale pursuant to the Securities Act of 1933, as amended. As of June 30, 2016, 411,111 shares of the Company’s common stock had been issued with respect to these agreements and the Company recorded a stock subscription payable for the remaining shares, which were issued in July 2016.

NOTE 11. SERIES D PREFERRED STOCK

During 2015, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with Discover Growth Fund (“Discover”) pursuant to which the Company agreed to issue and sell up to an aggregate of 1,263 shares of the Company’s newly designated Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) of the Company, par value $0.0001 per share, convertible into shares of the Company’s Common Stock, at a conversion price of $2.50 per share (the “Conversion Price”), at a purchase price of $10,000 per share, for total gross proceeds of $12.0 million after taking into account a 5% original issue discount, or the sale of approximately $12.6 million.

The Series D Preferred Stock is convertible at a price of $2.50 per share and has a six and a half year maturity term, at which time it will convert automatically into common stock at $2.50 per share. The Series D Preferred Stock bears an accrued annual dividend rate which may range from 0% to 15%, based on certain adjustments and conditions, including changes in the volume weighted average price of the Company’s common stock. Upon conversion, the Company shall pay the holders of the Series D Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise been issued if they had been held through the 6.5-year term.

The dividends and conversion premium may be paid in cash or, at the Company’s option, shares of common stock. If the Company elects to pay the dividends or conversion premium amount in the form of common stock, the number of shares to be issued is calculated as follows: (i) if there is no triggering event (as such term is defined in the Certificate of Designations), 90.0% of the average of the five lowest individual daily volume weighted average prices during the applicable measurement period, which may be non-consecutive, less $0.05 per share of common stock, not to exceed 100% of the lowest sales price on the last day of such measurement period, less $0.05 per share of common stock, or (ii) following any triggering event, 80.0% of the lowest daily volume weighted average price during any measurement period, less $0.05 per share of common stock, not to exceed 80.0% of the lowest sales price on the last day of any measurement period, less $0.05 per share of common stock. In addition the dividend rate adjusts upward by 10%.

The Series D Preferred Stock has been accounted for as mezzanine equity in the Company’s condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 in accordance with ASC 480 “Distinguishing Liabilities from Equity,” as upon liquidation, the Company will be required to redeem the outstanding Series D Preferred Stock for cash. The conversion premium and the dividends associated with the Series D Preferred Stock contain an anti-dilution feature within the dividend rate, which fluctuates inversely to the changes in the value of the Company’s stock price. The conversion premium and dividends with the noted features are redeemed upon conversion of the Series D Preferred Stock. The Company’s management has analyzed the conversion premium and dividends with the noted features and has determined that they require liability treatment. Accordingly, the conversion premium and the dividends have been bifurcated from the Series D Preferred Stock. Initial and subsequent measurement of this derivative liability will be at fair value, with changes in fair value recognized in earnings on a quarterly basis.

The fair value of the derivative liability at June 30, 2016 and December 31, 2015 was $4.8 million and $6.5 million, respectively. For the three and six months ended June 30, 2016, the Company recorded a loss on the change in the estimated fair value of the derivative liability of $0.4 million and $0.7 million, respectively, which was recorded in non-operating expense in the Company’s condensed consolidated statements of operations.

During the six months ended June 30, 2016, Discover converted 347 shares of Series D Preferred Stock into a total of 1,388,000 shares of the Company’s common stock. In addition, the Company issued an additional 15,029,880 shares of its common stock as payment of dividends and conversion premium. The Company also recorded a proportionate amount of the Series D Preferred Stock as a deemed dividend of approximately $2.9 million upon conversion, which was charged to additional paid-in capital. Subsequent to June 30, 2016 and through July 31, 2016, Discover converted an additional 216 shares of Series D Preferred Stock for a total of 864,000 shares of the Company’s common stock and an additional 14,622,370 shares of common stock as payment of dividends and conversion premium.

Due to the occurrence of a triggering event in July 2016, the dividend rate adjusted upward from 15% to 25% and the calculation of the dividend and conversion premium amount in the form of common stock was adjusted as per the terms of the agreement.

Below is the activity for the Company’s Series D Preferred Stock issuances for the periods presented ($ in thousands, except share amounts):

	Shares	Amount
Balance at December 31, 2015	963	$1,659
Conversion of Series D Preferred Stock	(347)	(3,470)
Accretion of Series D Preferred Stock	-	2,914
Balance at June 30, 2016	616	$1,103

NOTE 12. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three and six months ended June 30, 2016 and 2015 excludes shares underlying stock options and warrants and convertible preferred, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Such excluded shares are summarized as follows:

	Three month period		Six month period
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Common stock options	7,778,433	3,394,029	7,778,433	3,394,029
Restricted stock units (unvested)	-	25,000	-	25,000
Shares issuable upon conversion of Series D Preferred Stock (not including dividends and conversion premium paid in common stock)	2,464,000	-	2,464,000	-
Common shares issuable upon conversion of Series C Preferred Stock	-	1,742,453	-	1,742,453
Warrants	10,655,398	9,086,385	10,655,398	9,086,385
Total shares excluded from calculation	20,897,831	14,247,867	20,897,831	14,247,867

NOTE 13. COMMITMENTS AND CONTINGENCIES

(a) Leases

In February 2015, the Company’s corporate headquarters was relocated to New York, NY under a lease agreement with Alexandria Real Estate, which expires in 2020. On August 31, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for lab space and offices for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space, as amended, is approximately $30,000 per month, subject to annual rent escalations. On January 15, 2016, the Company signed a one-year lease agreement with an option for an additional year for new office space in Israel. For the three and six months ended June 30, 2016, the Company recorded rent expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2015, the Company recorded rent expense of $0.1 million.

Future minimum lease payments under non-cancelable leases for office space, as of June 30, 2016, are as follows ($ in thousands):

Period ending December 31,	Amount
2016 (6 months)	$234
2017	378
2018	392
2019	405
2020	139
$1,548

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

In addition, the Company shall reimburse BNS within 60 days for expenses relating to patent fees and will sponsor a 12-month research program to prepare the program for investigational new drug (“IND”) submission. The Company recorded an expense of $0.5 million for the license fee of which $0.3 million was paid through the first half of 2016.

(c) Litigation

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial and on October 9, 2015; the plaintiffs filed a notice of appeal to the court. The court on plaintiff’s motion has made no ruling. During the three and six months ended June 30, 2016, in connection with the trial, the Company incurred approximately $0 and $39,000, respectively, of legal costs. During the three and six months ended June 30, 2015, in connection with the trial, the Company incurred approximately $0.4 million of legal costs.

In October 2014, the Company received a written demand from a former lender (“Lender”), for $9.1 million, which was based on an agreement with Immune Ltd from 2011, relating to a loan of $0.3 million, which was repaid in full in 2011. The Lender demands to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. The Company currently estimates that its future loss, if any, would range between $0.3 million (as accrued for) to $1.0 million, which if determined to be payable to Lender. The Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter are ever initiated.

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

Promissory Notes issued to Certain Related Parties

Daniel Kazado

On July 15, 2016, the Company’s Board of Directors approved and the Company issued a $0.3 million promissory note to Daniel Kazado. The note bears interest at a rate of 5% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of $0.45 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note by issuing 666,667 restricted shares of the Company’s common stock. These restricted shares may not be transferred or sold at least for a period of six months and unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

Daniel Teper

On June 24, 2016, the Company’s Board of Directors approved and the Company issued a $0.4 million promissory note to Daniel G. Teper, the Company’s Chief Executive Officer and an Immune director. The note bears interest at a rate of 5.0% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of $0.41 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note by issuing 868,902 restricted shares of the Company’s common stock. These restricted shares may not be transferred or sold at least for a period of six months and unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

Monica Luchi

On July 15, 2016, the Company’s Board of Directors approved and the Company issued a $0.4 million promissory note to Monica Luchi, the Company Chief Medical Officer. The note bears interest at a rate of 5.0% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of $0.45 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note by issuing 777,778 restricted shares of the Company’s common stock. These restricted shares may not be transferred or sold at least for a period of six months and unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

NOTE 15. SUBSEQUENT EVENTS

On July 18, 2016, the Company entered into Amendment No. 1 to the License Option Agreement (the “Amendment”) with Novel Pain Therapeutics LLC, (“NPT”), a new company dedicated to the development and commercialization of novel formulations of painpharmaceuticals, an exclusive option for a worldwide license agreement for Amiket and Amiket Nano (the “Products”) for the treatment of peripheral neuropathic pain. The Amendment amends that certain License Option Agreement (the “Option Agreement”) between the Company and NPT dated May 15, 2016. Pursuant to the Option Agreement, the Company granted NPT a 60 day option to negotiate a definitive license agreement for the Company’s products AmiKet™ and Amiket™ Nano for the treatment of peripheral neuropathic pain (the “Products”). The Amendment provides that, as a condition for entry into definitive agreements relating to the Products, (i) the Company shall form a new subsidiary (“New Sub”) to own the Products and related intellectual property and assets and (ii) NPT or its designees shall reimburse the Company up to $0.3 million for amounts contributed to New Sub in research and development capital. NPT or its designees shall own the same percentage of New Sub as they would have owned of NPT had NPT issued membership interests to the Company and entered into a definitive license agreement with the Company as contemplated by the Option Agreement. The Amendment further provides that NPT or its designees shall invest up to $20.0 million in New Sub in tranches and on terms to be agreed upon by the parties, subject to entry into satisfactory definitive agreements relating to the ownership of New Sub and royalties related to the Products. The Amendment extends the term of the Option Agreement to September 15, 2016.

The Company and NPT had previously signed a License Option Agreement on May 15, 2016 whereby NPT will assume all research and development costs upon execution of the license agreement and Immune will be eligible to receive up to $160.0 million in milestone payments which is comprised of an upfront fee of at least $15.0 million in the form of equity in NPT, up to $25.0 million in development milestones, and up to $120.0 million in commercial milestones, as well as product sales royalties. Immune is also eligible to receive 25% and up to 50% of sublicense fees received by NPT.

On July 29, 2016, Company entered into a securities purchase agreement with certain institutional investors for the sale of an aggregate of 3,174,603 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million. Under the agreement, the Company also issued to the investors warrants to purchase 500,000 shares of its common stock. The warrants were sold concurrently with the sale of the shares of common stock, pursuant to the agreement, in a concurrent private placement. The warrants will be exercisable for a period of five years from the date of issuance at an exercise price equal to $1.00 per share, subject to adjustment as provided under the terms of the warrants. The shares of common stock were issued in a registered direct offering pursuant to a prospectus supplement filed with the Securities and Exchange Commission on July 29, 2016, in connection with a takedown from the Registration Statement on Form S-3 (File No. 333-333-198647), which was declared effective by the SEC on October 28, 2014. In connection with the sale of the warrants, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering. The Company paid to the investors a commitment fee of $0.1 million by issuing 350,000 restricted shares of its common stock. These restricted shares may not be transferred or sold at least for a period of six months and unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

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

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development and commercialization of novel targeted therapeutics in the fields of immuno-inflammation and immuno-oncology. The Company focuses on a precision medicine approach to treatment of diseases by incorporating methods for better patient selection in its clinical trials and the potential for development of companion diagnostics. The Company’s Immuno-inflammation product pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, a key regulator of immuno-inflammation a portfolio of clinical-stage immune oncology products and NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis. The Company’s immune-oncology pipeline includes ceplene, and early immune-oncology treatment effective for the maintenance of remission in patients with AML; ceplene is already approved in 30 countries outside the US, and the company plans to work towards US approval for the product beginning this year. Two vascular disrupting agents are Phase II ready, having generated encouraging preliminary proof of concept study results. In addition, there are two platform assets which provide an opportunity for broad application: a bispecific antibody platform and a nanotechnology combination platform.

The Company’s current product portfolio is summarized in the table below:

Product(s)/ Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights
BERTILIMUMAB	Bullous Pemphigoid	Phase II	Immune (Worldwide)

	IBD (Crohn's and ulcerative colitis)	Phase II	Immune (Worldwide)
	Atopic Dermatitis	Phase I/II	Immune (Worldwide)
	NASH	Phase I/II	Immune (Worldwide)
NANOCYCLO (cyclosporin-A)	Atopic Dermatitis, Psoriasis	Preclinical	Immune (Worldwide)

IMMUNO-ONCOLOGY

Crolibulin	Solid Tumors	Phase II	Immune (Worldwide)
Azixa	Glioblastoma multiforme	Phase II	Immune (Worldwide)
NanomAbs	Solid Tumors	Preclinical	Immune (Worldwide)
Bispecific Antibodies	Oncology	Preclinical	Immune (Worldwide)
Ceplene/IL-2	Acute Myeloid Leukemia	Phase III/ (owned in the EU and RoW by Meda AB)	Immune (Americas, Israel), Meda (EU, RoW)

OTHER/ PAIN
AmiKet	Neuropathic Pain	Phase III (Ready)	Immune (Worldwide)
LidoPAIN	Pain	Phase II	Immune (Worldwide)

The Company’s immuno-oncology pipeline includes ceplene, a first-in-class small molecule targeting the Histamine-2 Receptor to overcome immunosuppression in Acute Myeloid Leukemia (“AML”) and potentially other malignancies. Ceplene has completed Phase III clinical trials and is approved by the European Medicines Agency and in Israel and is marketed by Meda AB. Azixa and Crolibulin are Phase II clinical stage vascular disrupting agents “VDAs”). NanomAbs, is a technology platform that allows the targeted delivery of combinations of chemotherapeutics into cancer cells; and a novel technology platform for the construction of bispecific antibodies for immunotherapies has already generated encouraging pre-clinical data.

Products and Programs

Bertilimumab

The Company’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in inflammation. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases. In 2016, the Company continued its enrollment of patients in Phase II clinical trials of a placebo-controlled, double-blind study with bertilimumab for the treatment of ulcerative colitis (“UC”), a common form of inflammatory bowel disease (“IBD”), and an open label trial in newly diagnosed patients with a rare autoimmune skin disease, bullous pemphigoid (“BP”), a rare auto-immune disease. In November 2015, Immune obtained clearance of its Investigational New Drug application from the Food and Drug Administration (“FDA”) allowing for expansion in 2016 of its phase II clinical trial in BP to multiple sites in the United States. The Company is also currently planning to expand the bertilumimab clinical development program to include severe atopic dermatitis (“AD”) and a series of preclinical and pilot clinical studies in multiple indications including liver disease such as nonalcoholic steatohepatitis (“NASH”).

Eotaxin-1 is important for eosinophil transmigration across blood vessels into tissue. Eotaxin-1 is increased in the serum and skin lesions of BP patients. Eosinophils co-localize with basal keratinocytes that have increased eotaxin-1 and chemokine receptor type 3 (“CCR3”) expression; CCR3 is the main receptor on eosinophils and eotaxin-1 has the highest affinity for CCR3 amongst other chemokines that affect eosinophils. Eotaxin-1 is correlated with BP disease severity. Eotaxin-1 is expressed on type 2 T helper (“Th2”) cells and eosinophils in BP lesions and an increasing body of data documents the role of these cells in both the innate and the adaptive arm of the immune system.

Bertilimumab neutralizes eotaxin-1, as illustrated below. A Phase II clinical study in BP is currently underway.

Recent nonclinical studies have demonstrated a link between eosinophils and the pathogenesis of IBD models in vivo, and studies have been performed assessing the molecular mechanisms of eosinophil recruitment and eosinophil function in Crohn’s disease models of colitis. Importantly, these nonclinical experimental analyses have been supported by studies in patients. Gene profiling on a cohort of adult and pediatric patients with UC at diagnosis identified significant upregulation of eotaxin-1 (Garcia-Zepeda et al., 1996; Ahrens et al., 2008). Eotaxin-1 levels correlated with tissue eosinophil numbers, which in turn correlated with the UC Histologic Index of Severity.

Coburn LA et al. (PLoS One, 2013; 8(12): e82300) demonstrated the correlation of high eotaxin-1 levels with disease severity. Tissue eotaxin-1 significantly increased based on Mayo Clinic Disease Activity Index, mucosal injury and histology severity. Increased eotaxin-1 correlates with tissue eosinophil counts. There is greater eotaxin-1 mRNA expression in areas of active vs. inactive disease. Patients on corticosteroids have lower serum eotaxin-1 but persistent high tissue eotaxin-1 levels. These data support patient selection and therapeutic targeting.

Furthermore, intestinal CD68+ macrophages were shown to express eotaxin-1 in colonic biopsy samples from pediatric patients with UC. Also, elevated levels of eosinophils have been observed in colonic biopsy samples from patients with UC. Increased levels of eosinophils and eosinophil-derived granular proteins including major basic protein (“MBP”), eosinophil cationic protein (“ECP”), eosinophil peroxidase (“EPO”), and eosinophil derived neurotoxin (“EDN”) have been shown to correlate with morphological changes to the GI tract, disease severity and GI dysfunction. As models of IBD as well as in human disease the “eotaxin-1: eosinophil” pathway appear to be of importance in the pathogenesis of UC; a phase 2 study is currently underway to test this hypothesis.

In AD, eosinophils are important effector cells that promote inflammation and tissue damage. Tissue eosinophilia has been correlated with eotaxin-1 and CCR-3 expression both at mRNA and protein level and a higher blood eosinophil count has been found in atopic subjects with a marked eotaxin-1 skin expression. There is experimental evidence that CCR3 expression is elevated also in non-lesional skin of atopic subjects suggesting that eotaxin-1 and other CCR3 binding chemokines may be involved in the very initial steps of AD inflammation mechanism. Also the expression of CCR3 on keratinocytes may suggest a role of eotaxin-1 not only in the triggering and maintenance of inflammation, but also in the epidermal changes typical of chronic AD.

Bertilimumab addresses large unsatisfied markets such as UC, with potential for use in Crohn’s disease, and severe AD, as well as an orphan indication and BP, with limited treatment alternatives. Upon successful development, regulatory approval and commercialization in multiple indications, bertilimumab has the potential to address the following markets based on research from GlobalData Plc (“GlobalData”) and multiple analysts’ reports:

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

The Company intends to leverage recent data on predictive bio-markers analysis of the recently completed Phase IV study and earlier studies to design and seek FDA guidance for a pivotal study in AML supporting a new drug application in the U.S. Ceplene’s tumor killing mechanism of action has recently been further elucidated and presented at the conference on “Regulatory Myeloid Suppressor Cells: From Basic Discovery to Therapeutic Application" in Philadelphia, PA.

The diagram below depicts how Ceplene is able to suppress tumor growth by inhibiting NOX-2 in turn inhibiting macrophage and leukemic cell ROS production allowing IL-2 activation of NK cells and T cytotoxic cells with consequent leukemic cell death.

The European Phase IV study, recently completed and analysed, demonstrated Ceplene/IL-2 treatment to be highly efficacious in monocytic forms of AML (FAB M4/M5) as shown below.

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

Other / Pain

AmiKet / AmiKet Nano

AmiKet is a prescription topical analgesic cream containing a formulation of two FDA approved drugs: amitriptyline, which is a widely-used antidepressant often used in chronic pain disorders; and ketamine, an N-methyl-D-aspartic acid (“NMDA”), antagonist that is used as an intravenous anesthetic. AmiKet has completed Phase I and II clinical trials involving 1,700 patients for the treatment of neuropathic pain. In 2010, the FDA granted AmiKet orphan drug status for the treatment of postherpetic neuralgia (“PHN”). The PHN Phase III clinical trial has been designed on the basis of two statistically significant Phase II clinical trials. The Company is currently developing a new improved formulation of the product utilizing nano-particle technology licensed from Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (“Yissum”). AmiKet Nano is expected to provide patent protection until 2036 and allow for the development of additional indications including diabetic peripheral neuropathic pain, chemotherapy-induced peripheral neuropathic pain, as well as chronic back pain. In October 2015 Immune’s Pain Scientific Advisory Board met to discuss a Phase III clinical trial aimed at seeking a broad neuropathic pain label and on the benefits of its novel nano formulation. The Company believes that the Advisory Board recommendation could serve as the basis for further development and commercialization for AmiKet/AmiKet Nano with a broader peripheral neuropathic pain indication, addressing an $8.0 billion market according to GlobalData. The Company continues to review strategic opportunities by seeking investors or potential corporate partners to unlock the value of its pain franchise with a focus on Amiket Nano.

Recent Developments

On July 29, 2016, Company entered into a securities purchase agreement with certain institutional investors for the sale of an aggregate of 3,174,603 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million. Under the securities purchase agreement, the Company also issued to the investors warrants to purchase 500,000 shares of its common stock. The warrants were sold concurrently with the sale of the shares of common stock, pursuant to the agreement, in a concurrent private placement. The warrants will be exercisable for a period of five years from the date of issuance at an exercise price equal to $1.00 per share, subject to adjustment as provided under the terms of the warrants.

On June 28, 2016, the Company announced that recent preclinical experiments conducted by Dr. Boris Shor, Immune's Executive Director of R&D, in collaboration with an independent U.S. based Clinical Research Organization in a murine colon cancer model, demonstrated that the combination of azixa , a microtubule binding vascular disrupting agent , and immune checkpoint inhibitors such as anti-CTLA-4 antibody resulted in enhanced activity compared to the activity elicited by the single agents alone, independent of the dose of azixa. As a result, the Company has filed a provisional patent application with the United States Patent and Trademark Office relating to the combination of azixa in combination with the immune checkpoint inhibitors such as an anti-CTLA-4 antibody and anti-PD1 monoclonal antibodies in the treatment of cancer.

On June 20, 2016, the Company announced in a presentation at a conference on “Regulatory Myeloid Suppressor Cells: From Basic Discovery to Therapeutic Application" in Philadelphia, PA., that ceplene suppresses tumor growth by inhibiting NOX-2, a type of immune check point. The data presented also suggests that ceplene significantly improves the anti-tumor efficacy of immune checkpoint inhibitors targeting PD-1 and PDL-1 in AML, lymphoma and breast cancer, forming the basis for the clinical development of ceplene and other immune checkpoint inhibitors in lymphomas and solid tumors.

On June 14, 2016, the Company announced the expansion of its bertilimumab Phase II clinical trial in bullous pemphigoid to six academic clinical sites in the U.S. The sites include University Hospital Cleveland Medical Center, Mount Sinai in New York, Duke University, the University of Iowa, the University of Buffalo, and the University of Utah.

On June 7, 2016, the Company announced that it had filed a provisional patent together with Hadasit, the Technology Transfer company of The Hadassah Medical Organization in Jerusalem, Israel, on the oral use of anti-eotaxin monoclonal antibodies, including Immune's bertilimumab, for the treatment of inflammatory gastro-intestinal and liver diseases.

On May 15, 2016, the Company signed with Novel Pain Therapeutics LLC, (“NPT”), a new company dedicated to the development and commercialization of novel formulations of pain pharmaceuticals, an exclusive option for a worldwide license agreement for Amiket and Amiket Nano (the “Products”) for the treatment of peripheral neuropathic pain. Upon execution of the license agreement, NPT will assume all research and development costs and Immune will be eligible to receive up to $160.0 million, comprised of an upfront fee of at least $15.0 million in the form of equity, up to $25.0 million in development milestones, and up to $120.0 million in commercial milestones, as well as product sales royalties. Immune will also be eligible to receive 25% and up to 50% of sublicense fees received by NPT. On July 18, 2016, the Company entered into Amendment No. 1 to the license option agreement (the “Amendment”). The Amendment provides that, as a condition for entry into definitive agreements relating to the Products, (i) the Company shall form a new subsidiary (“New Sub”) to own the Products and related intellectual property and assets and (ii) NPT or its designees shall reimburse the Company up to $300,000 for amounts contributed to New Sub in research and development capital. NPT or its designees shall own the same percentage of New Sub as they would have owned of NPT had NPT issued membership interests to the Company and entered into a definitive license agreement with the Company as contemplated by the original option agreement. The Amendment further provides that NPT or its designees shall invest up to $20 million in New Sub in tranches and on terms to be agreed upon by the parties, subject to entry into satisfactory definitive agreements relating to the ownership of New Sub and royalties related to the Products. The Amendment extends the term of the option agreement to September 15, 2016.

On April 19, 2016, the Company entered into a Capital Access Agreement with Regatta Select Healthcare, LLC (“Regatta”), which provided for Regatta to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock, par value $0.0001 per share. Gross proceeds from this agreement were $0.8 million. On June 10, 2016, the Company entered into a second Capital Access Agreement with Regatta, which provided for Regatta to purchase up to an aggregate of 3,700,000 shares of the Company’s common stock, par value $0.0001 per share, at the Company’s discretion (see Note 10). Gross proceeds from this agreement were $1.1 million.

On April 19, 2016, the Company presented data at the American Association of Cancer Research annual conference in New Orleans on the results of a Phase IV European post-marketing clinical study. This study reported on an immune mechanism based biomarker which predicted the efficacy of treatment with Ceplene in all patients with AML and in particularly in the more difficult to treat older AML patient population. The study showed that immunotherapy with Ceplene and low-dose IL-2 led to a re-distribution of cytotoxic T-cell subsets in blood towards a tumor-killing phenotype. These immunological properties of Ceplene/IL-2 therapy significantly predicted clinical outcomes such as relapse and survival.

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

On February 10, 2016 the Company announced that it had filed a patent application directed to the treatment with Ceplene/IL-2 in solid tumors and other cancers. The new invention provides methods of treating cancer by administration of ceplene (histamine dihydrochloride) in combination with immune checkpoint inhibitors. The new invention also provides methods of predicting the efficacy of ceplene and IL-2 therapy in patients with AML.

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

Our Business

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues

	Three months ended June 30,
	2016	2015	Change

Revenue	$-	$-	$-

The Company recorded no revenue for the three months ended June 30, 2016 and 2015. The Company has devoted substantially all of its financial resources and efforts to developing bertilimumab, the Company’s Phase II drug candidate, for the treatment of inflammatory diseases and NanomAbs, the Company’s platform for the targeted delivery of cancer drugs, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. The Company is still in the early stages of development of its product candidates, and has not completed the development of bertilimumab, NanomAbs or other drug candidates.

Research and development (“R&D”) expense ($ in thousands)

	Three months ended June 30,
	2016	2015	Change

Research and development	$1,945	$1,126	$819

R&D expenses increased by $0.8 million or 73%, driven by higher salaries and employee benefits, share based compensation and clinical trial expenses. Salaries and employee benefits increased by $0.4 million while share based compensation expense increased by $0.2 million primarily due to higher R&D employee head count in 2016. Clinical trial expenses increased by $0.4 million as the Company continues to ramp up its clinical trials related to bertilimumab.

General and administrative (G&A) expense ($ in thousands)

	Three months ended June 30,
	2016	2015	Change

General and administrative	$923	$1,682	$(759)

G&A expenses decreased $0.8 million or 45%, driven by lower share based compensation and lower consulting and business development expenses. Share based compensation expense decreased by $0.4 million during the quarter ended June 30, 2016 as the fair value of stock options granted was lower compared to the fair value of stock options and warrants granted during the second quarter of 2015. Lower consulting and business development expense of $0.2 million was due to the Company’s reduction in the use of outside consultants as the Company had more employees in 2016 than in 2015.

Non-operating expense ($ in thousands)

	Three months ended June 30,
	2016	2015	Change

Non-operating expense	$707	$68	$639

Non-operating expense was $0.7 million during the three months ended June 30, 2016 compared with non-operating expense of $0.1 million during the three months ended June 30, 2015, an increase of $0.6 million. Non-operating expense for the three months ended June 30, 2016 consisted of interest expense of $0.3 million primarily relating to cash interest expense and amortization of the debt issuance costs for the Company’s loan agreement with Hercules. In addition, non-operating expense included a $0.4 million loss on the change in fair value of derivative liability instrument. The loss on the change in fair value of derivative liability instrument of $0.4 million for the three months ended June 30, 2016 was related to the derivative liability associated with the Company’s Series D Preferred Stock. Non-operating expense for the three months ended June 30, 2015, was primarily comprised of interest expense of $0.1 million related to the MidCap Financial Trust (“Midcap”) senior secured term loan, which was repaid in July 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues

	Six months ended June 30,
	2016	2015	Change

Revenue	$-	$-	$-

The Company no revenue during the six months ended June 30, 2016 and 2015.

R&D expense

	Six months ended June 30,
	2016	2015	Change

Research and development	$3,956	$2,277	$1,679

R&D expense increased by $1.7 million or 74% during the six-month period ended June 30, 2016 to $4.0 million compared with $2.3 million during the six-month period ended June 30, 2015. The increase was driven by higher salaries and employee benefits, share based compensation, clinical trial expenses and program license expenses. Salaries and employee benefits increased by $0.6 million, while share based compensation expense increased by $0.2 million due to higher R&D headcount. Clinical trial expenses increased by $0.4 million as the Company continues to ramp up its clinical trials related to bertulimumab in both BP and UC. Program license expense increased by $0.5 million driven by the licensed technology agreement with BNS Ltd.

G&A expense

	Six months ended June 30,
	2016	2015	Change

General and administrative	$3,336	$3,984	$(648)

G&A expense decreased by $0.6 million or 16%, during the six month period ended June 30, 2016 to $3.4 million, compared with $4.0 million during the six month period ended June 30, 2015 driven by lower share based compensation expense of $0.6 million and lower legal fees of $0.4 million. This was partially offset by higher investor relations expenses of $0.1 million and professional and consulting services including accounting services of $0.2 million.

Non-operating expense

	Six months ended June 30,
	2016	2015	Change

Non-operating expense	$1,415	$172	$1,243

Non-operating expense was $1.4 million for the six months ended June 30, 2016 compared with non-operating expense of $0.2 million for the six months ended June 30, 2015, an increase of $1.2 million. Non-operating expense for the six months ended June 30, 2016 consisted of interest expense of $0.7 million primarily relating to cash interest expense, amortization of the debt issuance costs and early termination fees related to the Company’s loan agreement with Hercules. In addition, non-operating expense included a $0.7 million loss on the change in fair value of derivative liability instrument associated with the Company’s Series D Preferred Stock. Non-operating expense for the six months ended June 30, 2015, was primarily comprised of interest expense of $0.2 million related to the MidCap senior secured term loan which was repaid in July 2015

Deemed Dividend

The Company recorded approximately $2.0 million and $2.9 million in deemed dividend for the three and six months ended June 30, 2016, respectively, primarily as a result of dividend and conversion premium on the Company’s Series D Preferred Stock. For the three and six months ended June 30, 2015, the Company recorded accrued dividend as a deemed dividend of $55,000 and $1.8 million, respectively, related to its Series C Preferred Stock, which was exchanged in connection with the Company’s July 2015 Series C Exchange.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as at June 30, 2016 and December 31, 2015 ($ in thousands):

	As of	As of
	June 30,	December 31,
	2016	2015	Change

Cash	$406	$4,543	$(4,137)
Working capital deficit	$(6,860)	$(1,370)	$(5,490)
Notes and loans payable, current portion	$1,583	$997	$586

The Company believes that its available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to raise capital, the Company’s ability to monetize assets and the receipt of grants. The Company has limited capital resources and its operations have been funded by the proceeds of equity and debt offerings.  The Company has devoted substantially all of its cash resources to R&D programs and incurred significant G&A expenses to enable it to finance and grow its business and operations. To date, the Company has not generated any significant revenues and may not generate any such revenue for a number of years, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities. In addition the Company could be forced to delay or discontinue certain or all product developments, and forego attractive business opportunities.

At June 30, 2016, the Company had working capital deficit of approximately $6.9 million. Accumulated deficit amounted to $71.8 million and $63.0 million at June 30, 2016 and December 31, 2015, respectively. Net loss for the three and six months ended June 30, 2016 was $3.7 million and $8.8 million, respectively. Net loss for the three and six months ended June 30, 2015 was $2.9 million and $6.4 million, respectively. Net cash used in operating activities was $5.9 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings.

The Company has historically funded its operations primarily through the sale of equity and/or debt securities, including the sale of common stock, convertible notes, preferred stock and warrants. On April 19, 2016, the Company entered into a Capital Access Agreement with Regatta, which provided for Regatta to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock, par value $0.0001 per share. The Company received approximately $0.8 million in proceeds from this agreement. In addition, on June 10, 2016, the Company entered into a second Capital Access Agreement with Regatta, which also provided for Regatta to purchase up to an aggregate of 3,700,000 shares of the Company’s common stock, par value $0.0001 per share. The Company received approximately $1.1 million in proceeds from this agreement (see Note 10). During the second quarter of 2016, the Company also executed share purchase agreements for the sale of 966,666 shares of the Company’s common stock which resulted in proceeds of approximately $0.3 million (See Note 10). In addition, on July 29, 2016, Company entered into a securities purchase agreement with certain institutional investors for the sale of an aggregate of 3,174,603 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million. Under the agreement, the Company also issued to the investors warrants to purchase 500,000 shares of its common stock.

The Company will require additional financing for the remainder of 2016 in order to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, partner out or eliminate some or all of its R&D programs, which could result in an impairment of the Company’s intangible assets and have a material adverse impact on its financial condition and results of operation. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2016. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, when needed, until it is able to generate positive cash flow to support its operations. The Company cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance the Company will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will ever generate positive cash flow. In addition, the Company may partner or license the Company’s assets, which may allow for additional non-dilutive financing in the future. The Company has previously received grants in Israel and may receive additional grant funding in 2016. The Independent Registered Public Accounting Firms’ Reports issued in connection with the Company’s audited consolidated financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern.”

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

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below ($ in thousands):

	Six months ended June 30,
	2016	2015	Change
Net cash used in operating activities	$(5,915)	$(4,422)	$(1,493)
Net cash used in investing activities	$(64)	$(67)	$3
Net cash provided by (used in) financing activities	$1,842	$(881)	$2,723

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $5.9 million. Net cash used in operating activities in the six months ended June 30, 2016, exclusive of changes in operating assets and liabilities, was $6.3 million; the net loss of $8.8 million included non-cash charges for stock based compensation of $1.3 million, depreciation and amortization, including debt issuance costs of $0.5 million and changes in the fair value of derivative liability instrument of $0.7 million. Cash provided from changes in operating assets and liabilities in the six months ended June 30, 2016 was $0.4 million primarily due to an increase in accounts payable of $1.1 million partially offset by a decrease in accrued expenses of $0.7 million.

Investing Activities

For the six months ended June 30, 2016, our net cash used in investing activities was $64,000.

Financing Activities

For the six months ended June 30, 2016, net cash provided by financing activities was $1.8 million primarily driven by the receipt of $1.9 million from the issuance of the Company's common stock related to the Capital Access Agreements and the receipt of cash from share purchase agreements entered into during the second quarter of 2016. In addition the Company received $0.4 million in loans from related parties. This was partially offset by the payment of $0.4 million in principal payments related to the Hercules loan.

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting developments.

Off-Balance Sheet Arrangement

As of June 30, 2016, the Company had no off-balance sheet arrangements. Immune has no guarantees or obligations other than those, which arise out of the Company’s ordinary business operations.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of the Company’s significant accounting policies is contained in the notes to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those policies during the three and six months ended June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2016, the Company’s management has taken the following actions that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting and to remediate the material weaknesses described in its 2015 Annual Report on Form 10-K.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On July 6, 2016, Immune Pharmaceuticals Inc. (the “Company”) received a notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company had been granted an additional 180 calendar day extension, or until January 3, 2017 (the “Extension”), to regain compliance with the requirements under NASDAQ Listing Rule 5810(c)(3) (the “Rule”). The notification stated that Extension determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market, with the exception of the bid price requirement. The notification has no immediate effect on the NASDAQ listing or trading of the Company’s common stock.

As previously reported on a Current Report on Form 8-K dated January 11, 2016, the Company had received a prior notification from NASDAQ, dated January 5, 2016, indicating that the Company was not in compliance with the Rule because the minimum bid price of the Company’s common stock on the NASDAQ Capital Market had closed below $1.00 per share for 30 consecutive business days.

In the event the Company does not regain compliance with the Rule by January 3, 2017, NASDAQ will notify the Company that its common stock will be delisted from the NASDAQ Capital Market, unless the Company requests a hearing before a NASDAQ Hearings Panel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2016, the Company entered into share purchase agreements with two accredited investors to sell 966,666 shares of the Company’s common stock at a price of $0.36 per share for total proceeds of $0.3 million. In connection with the sale of these shares, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering. As of June 30, 2016, 411,111 shares of the Company’s common stock had been issued with respect to these agreements and the Company issued the remaining 555,555 shares in July 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	License Option Agreement dated as of May 15, 2016 by and between the Company and Novel Pain Therapeutics LLC.**

10.2	Capital Access Agreement, dated as of June 10, 2016, by and between the Company and Regatta Select Healthcare, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2016). **

10.3	Amendment No. 1 to Capital Access Agreement, dated as of June 10, 2016, by and between the Company and Regatta Select Healthcare, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2016).**

10.4	Amendment No. 1 to License Option Agreement dated as of July 18, 2016 by and between the Company and Novel Pain Therapeutics, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016). **

10.5	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016). **

10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2016). **

10.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2016). **

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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
August 15, 2016

By:	/s/ John C. Militello
John C. Militello
VP of Finance, Controller and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
August 15, 2016