Form 10-Q
period 2016-09-30
IMMUNE PHARMACEUTICALS INC
filed 2016-11-18
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 17, 2016, 131,291,362 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$317	$4,543
Restricted cash	43	31
Other current assets	138	258
Total current assets	498	4,832
Property and equipment, net of accumulated depreciation of $145 and $77	335	371
In-process research and development acquired	27,500	27,500
Intangible assets, net	2,882	3,111
Other assets	339	370
Total assets	$31,554	$36,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,501	$2,439
Accrued expenses	1,861	2,660
Derivative financial instruments, warrants	-	84
Obligations under capital lease, current portion	25	106
Notes and loans payable, current portion, net of debt discount	1,691	997
Total current liabilities	7,078	6,286
Notes and loans payable, net of current portion and debt discount	1,847	2,886
Obligations under capital lease, net of current portion	91	91
Series D Preferred Stock derivative liability	-	6,529
Deferred tax liability	10,870	10,870
Total liabilities	19,886	26,662

Series D Preferred Stock, net of discount, par value $0.0001, 12,000 shares authorized, 1,263 shares issued and 0 shares outstanding as of September 30, 2016 and 1,263 shares issued and 963 outstanding as of December 31, 2015	-	1,659

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; authorized 225,000,000 shares; 112,691,362 and 32,434,942 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	11	3
Additional paid-in capital	95,680	70,846
Accumulated deficit	(84,023)	(62,986)
Total stockholders’ equity	11,668	7,863
Total liabilities and stockholders’ equity	$31,554	$36,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Licensing and other revenue	$-	$-	-	-

Costs and expenses:
Research and development	2,338	1,127	6,294	3,404
General and administrative	1,646	2,227	4,982	6,211
Total costs and expenses	3,984	3,354	11,276	9,615
Loss from operations	(3,984)	(3,354)	(11,276)	(9,615)

Non-operating expense:
Interest expense	(291)	(197)	(1,002)	(363)
Change in fair value of derivative liability instrument	(7,964)	(141)	(8,656)	(141)
Loss on extinguishment of debt	-	(465)	-	(465)
Other expense, net	(10)	(3)	(22)	(8)
Total non-operating expense	(8,265)	(806)	(9,680)	(977)
Net loss before income taxes	(12,249)	(4,160)	(20,956)	(10,592)
Income tax expense	-	-	81	—
Net loss	$(12,249)	$(4,160)	(21,037)	(10,592)
Series C Preferred dividend	-	(7)	-	(121)
Deemed dividend	(5,059)	(5,363)	(7,973)	(5,363)
Net loss attributable to common stockholders	$(17,308)	$(9,530)	(29,010)	(16,076)
Basic and diluted net loss per common share	$(0.16)	$(0.35)	(0.46)	(0.63)

Weighted average common shares outstanding – basic and diluted	110,267,239	27,418,854	62,691,361	25,490,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share and per share amounts)(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2015	32,434,942	$3	$70,846	$(62,986)	$7,863

Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	61,273,400	6	16,875	-	16,881
Capital Access Agreements	7,200,000	1	1,923	-	1,924
Share Purchase Agreements	8,141,269	1	3,347	-	3,348
Costs related to equity financing	350,000	-	(252)	-	(252)
Promissory note conversions to common stock	2,313,347	-	1,006	-	1,006
Reclassification of Hercules warrants derivative liability to additional paid-in capital	-	-	46	-	46
Common stock issued to settle liabilities	412,019	-	210	-	210
Exercise of stock options	216,385	-	16	-	16
Share-based compensation	350,000	-	1,663	-	1,663
Net loss	-	-	-	(21,037)	(21,037)
Balance at September 30, 2016	112,691,362	$11	$95,680	$(84,023)	$11,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(21,037)	$(10,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296	242
Share-based compensation	1,663	2,635
Common shares issued for services	-	280
Derivative liability loss	8,656	141
Amortization of debt issuance costs	463	71
Changes in operating assets and liabilities:
Increase (decrease) in other assets	151	(90)
Increase in security deposits	-	(177)
Increase in accounts payable	1,223	7
Decrease in due to related parties	-	(30)
Decrease in long term grants payable	-	(4)
Decrease in accrued expenses	(751)	(2,340)
Net cash used in operating activities	(9,336)	(9,857)
Cash flows from investing activities:
Decrease in restricted cash	(12)	(49)
Purchase of property and equipment	(102)	(31)
Net cash used in investing activities	(114)	(80)
Cash flows from financing activities:
Proceeds received from exercise of options	16	143
Proceeds from Series D Preferred Stock issuance	-	12,000
Proceeds from July 2015 debt financing	-	4,500
Payment of fees in connection with Series D Preferred Stock issuance	-	(764)
Payment of fees in connection with July 2015 debt financing	-	(556)
Proceeds received from sale of common stock	5,272	-
Payments of transaction costs related to sale of common stock	(202)	-
Proceeds from advances from related parties	946	-
Principal repayment of notes and loans payable	(808)	(3,197)
Net cash provided by financing activities	5,224	12,126
Increase (decrease) in cash	(4,226)	2,189
Cash at beginning of period	4,543	6,767
Cash at end of period	$317	$8,956

Supplemental disclosure of cash flow information:
Cash paid for interest	$327	$271
Cash paid for income taxes	81	-
Supplemental disclosure of non-cash financing activities:
Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	16,881	5,363
Reclassification of Hercules warrants derivative liability to additional paid-in-capital	46	-
Common stock issued to settle liabilities	210	-
Settlement of liability with promissory note	60	-
Conversion of promissory notes to common stock	1,006	-
Dividends settled in common stock	-	340
Accrued dividends on Series C Preferred Stock	-	121
Conversion of Series C Preferred Stock into common stock	-	818
Services expensed and accrued in 2014 and settled in common stock in 2015	-	258
Common stock issued for future financing	-	100
Warrants issued to Series D Preferred Stock placement agents	-	758
Warrants issued to July 2015 debt financing placement agents	-	731
Series D Preferred Stock original issue discount	-	630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

Organization and Description of Business

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development and commercialization of novel targeted therapeutics in the fields of immuno-inflammation and immuno-oncology. The Company focuses on a precision medicine approach to treatment of diseases by incorporating methods for better patient selection in its clinical trials and the potential for development of companion diagnostics. The Company’s Immuno-inflammation product pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, a key regulator of immuno-inflammation a portfolio of clinical-stage immune oncology products and NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis. The Company’s immune-oncology pipeline includes Ceplene, an early immune-oncology treatment effective for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) in combination with IL-2, as well as two vascular disrupting agents, which are ready for Phase II clinical trials. In addition, the Company has two platform assets, which provide an opportunity for broad application: a bispecific antibody platform and a nanotechnology combination platform.

NOTE 2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company believes that its available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months. The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to raise capital, the Company’s ability to monetize assets and the receipt of grants. The Company has limited capital resources and its operations have been funded by the proceeds of equity and debt offerings. The Company has devoted substantially all of its cash resources to research and development (“R&D”) activities and incurred significant general and administrative expenses to enable it to finance and grow its business and operations. To date, the Company has not generated any revenue and may not generate any revenue for a number of years, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities. In addition, the Company could be forced to delay or discontinue certain or all product development, and forego attractive business opportunities.

At September 30, 2016, the Company had a working capital deficit of approximately $6.6 million. Accumulated deficit amounted to $84.0 million and $63.0 million at September 30, 2016 and December 31, 2015 respectively. Net loss for the three and nine months ended September 30, 2016 was $12.2 million and $21.0 million, respectively. Net loss for the three and nine months ended September 30, 2015 was $4.2 million and $10.6 million, respectively. Net cash used in operating activities was $9.3 million and $9.9 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company has historically funded its operations primarily through the sale of equity and/or debt securities, including the sale of common stock, convertible notes, preferred stock and warrants. On April 19, 2016, the Company entered into a Capital Access Agreement (“Regatta Capital Access Agreement”) with Regatta Select Healthcare, LLC (“Regatta”), pursuant to which Regatta agreed to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock, at the Company’s discretion. Gross proceeds from the sale of common stock under the Regatta Capital Access Agreement were $0.8 million. In addition, on June 10, 2016, the Company entered into a second Capital Access Agreement with Regatta, pursuant to which Regatta agreed to purchase up to an aggregate of 3,700,000 shares of the Company’s common stock, at the Company’s discretion. Gross proceeds from the sale of common stock under this second Capital Access Agreement with Regatta were $1.1 million. During the second quarter of 2016, the Company executed share purchase agreements with two accredited investors for the sale of 966,666 shares of the Company’s common stock for aggregate gross proceeds of approximately $0.3 million. On July 29, 2016, the Company entered into a securities purchase agreement (the “July SPA”) with certain institutional investors for the sale of an aggregate of 3,174,603 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million. Under the July SPA, the Company also issued to the investors warrants to purchase 500,000 shares of its common stock. On September 7, 2016, the Company entered into a securities purchase agreement with an existing investor for the sale of 4,000,000 shares of the Company’s common stock in a registered direct offering, for aggregate gross proceeds of $2.0 million. See Note 10.

The Company will require additional financing for the remainder of 2016 and 2017 in order to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, partner out or eliminate some or all of its R&D programs, which could result in an impairment of the Company’s intangible assets and have a material adverse impact on its financial condition and results of operation and the value of its common stock. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during the remainder of 2016, in 2017 or in future years. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, when needed, until it is able to generate positive cash flow to support its operations. The Company cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of equity securities to finance the Company’s operations will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will ever generate positive cash flow. In addition, the Company may partner or license the Company’s assets, which may allow for additional non-dilutive financing in the future. The Company has previously received grants in Israel and the Company is seeking, and may receive, additional grant funding in 2016 or in future years. The Independent Registered Public Accounting Firms’ Reports issued in connection with the Company’s audited consolidated financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern.”

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The ASU was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The ASU would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. The ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of the ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the standard on the Company’s results of operations, cash flows and financial position.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The ASU was issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The issues addressed by the ASU include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. The ASU is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods in those fiscal years. Early adoption is permitted, including adoption in an interim fiscal period with all amendments adopted in the same period. The adoption of the ASU is required to be applied retrospectively. The Company is currently evaluating the impact of the standard on the Company's statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company early adopted the guidance during the first quarter of 2016 and it did not have a material impact on its condensed consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with ASC 815-40, “Derivative and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”) for instruments which do not have fixed settlement provisions and are deemed to be derivative instruments.

Hercules Warrants

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp., a wholly-owned subsidiary of the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital (“Hercules”) pursuant to which Hercules agreed to lend $4.5 million to the Company with an option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and satisfaction of certain other conditions. As of June 15, 2016, the Company had not met certain of the milestones as defined in the Hercules agreement in order to draw down upon the additional $5.0 million and as a result the option expired. In connection with the execution of the Loan Agreement, the Company has issued to Hercules a five-year warrant (“Hercules Warrant”) to purchase an aggregate of 214,853 shares of its common stock at an exercise price of $1.70 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date (the “Hercules Warrants”).

The Company determined the fair value of the Hercules Warrants to be $0.3 million on July 29, 2015 using the Binomial Lattice pricing model and recorded that amount as part of debt discount in its condensed consolidated balance sheets since the Hercules Warrant was considered part of the cost of the financing and is being amortized over the life of the Hercules Loan Agreement using the effective interest method. The Hercules Warrants were re-measured at each balance sheet date until the expiration of the anti-dilution provision on January 29, 2016. For the three and nine months ended September 30, 2016, the Company recorded a gain on the change in the estimated fair value of the Hercules Warrants of approximately $0 and $38,000, respectively, which was recorded as non-operating expense in its condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, the Company recorded a gain on the change in the estimated fair value of the Hercules Warrants of approximately $0.1 million, which was recorded as non-operating expense in its condensed consolidated statements of operations. Upon the expiration of the anti-dilution provision on January 29, 2016, the remaining balance of $46,000 of the derivative liability associated with the Hercules Warrant was reclassified to additional paid-in-capital in the Company’s condensed consolidated balance sheets (see Note 5).

Discover Series D Convertible Preferred Stock

During the third quarter of 2015, the Company issued Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) to Discover Growth Fund (“Discover”), with a conversion price of $2.50 per share. The Company received total gross proceeds of $12.0 million in connection with the issuance of the Series D Preferred Stock to Discover after taking into account a 5% original issue discount. Discover could convert at any time and at conversion Discover would receive a conversion premium equal to the amount of dividends it would have received with respect to the Series D Preferred Stock if the Series D Preferred Stock had been held to the term of agreement of 6.5 years. The Series D Preferred Stock dividend rate included an adjustment feature that fluctuated inversely to the changes in the value of the Company’s common stock price. The conversion premium and dividends were redeemed upon conversion of the Series D Preferred Stock.  The Company determined that the conversion premium and dividends with the features described above required liability accounting. Accordingly, the conversion premium and the dividend feature were bifurcated from the Series D Preferred Stock on the Company’s condensed consolidated balance sheet and were recorded as a derivative liability at fair value. Changes in the fair value of the derivative liability were recognized in the Company’s condensed consolidated statement of operations for each reporting period. During the third quarter of 2016, Discover converted all of its remaining Series D Preferred Stock outstanding. For the three and nine months ended September 30, 2016, the Company recorded a loss of $8.0 million and $8.7 million, respectively, on the change in the estimated fair value of the Discover derivative liability, which was recorded as a non-operating expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, the Company recorded a loss of $0.3 million, on the change in the estimated fair value of the Discover derivative liability, which was recorded as a non-operating expense in the condensed consolidated statements of operations. The fair value of the Discover derivative liability as of September 30, 2016 and December 31, 2015 was $0 and $6.5 million, respectively (see Notes 5 and 11).

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

The financial instruments recorded in the Company’s condensed consolidated balance sheets consist primarily of cash, restricted cash, debt and accounts payable. The carrying amounts of the Company’s cash and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s debt approximates its gross carrying value of approximately $4.1 million (which has been presented net of issuance costs), due to its variable interest rate.  In estimating the fair value of the Company’s derivative liabilities associated with the Hercules Warrant and the Series D Preferred Stock issued to Discover, the Company used the Binomial Lattice options pricing model at inception and on each subsequent valuation date. Based on the fair value hierarchy, the Company classified the derivative liability associated with the Hercules Warrant and the Series D Preferred Stock issued to Discover within Level 3.

As of September 30, 2016, the Company had no assets or liabilities that were measured and recognized at fair value on a recurring basis. The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2015 ($ in thousands).

	As of December 31, 2015	Fair Value Hierarchy at December 31, 2015
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Derivative liability related to Series D Preferred Stock	$6,529	$-	$-	$6,529
Derivative liability related to Hercules Warrants	$84	$-	$-	$84

Hercules Warrants

The following table sets forth a summary of changes in the estimated fair value of the derivative liability related to the Hercules Warrant for the period from January 1, 2016 through September 30, 2016 ($ in thousands):

Fair Value Measurements of Hercules Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2016	84
Change in estimated fair value of liability classified warrants	(38)
Reclassification from liability to additional paid-in capital	(46)
Balance at September 30, 2016	$-

Series D Preferred Stock

The following table sets forth a summary of changes in the estimated fair value of the derivative liability related to the Series D Preferred Stock for the period from January 1, 2016 through September 30, 2016 ($ in thousands):

Fair Value Measurements of Series D Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2016	$6,529
Change in estimated fair value of Series D Preferred Stock derivative liability	8,695
Reclassification from liability to Additional Paid in Capital upon conversion	(15,224)
Balance at September 30, 2016	$-

NOTE 6. INTANGIBLE ASSETS

The Company’s amortizable intangible assets consist of licenses and patents relating to the Company’s bertilimumab, NanomAbs and AMB8LK technologies and were determined by management to have a useful life between 7 and 15 years.

The value of the Company’s amortizable intangible assets as of September 30, 2016 is summarized below ($ in thousands):

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Total
Balance as of December 31, 2015	$1,753	$475	$475	$408	$3,111
Amortization	(125)	(35)	(35)	(34)	(229)
Balance, September 30, 2016	$1,628	$440	$440	$374	$2,882

Gross asset value	$2,509	$694	$700	$547	$4,450
Accumulated Amortization	(881)	(254)	(260)	(173)	(1,568)
Balance, September 30, 2016	$1,628	$440	$440	$374	$2,882

Amortization expense amounted to $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively. Amortization expense amounted to $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at September 30, 2016 is as follows ($ in thousands):

Period Ending December 31,	Amount
2016 (3 months)	$76
2017	305
2018	305
2019	305
2020	305
Thereafter	1,586
Total	$2,882

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following ($ in thousands):

	September 30, 2016	December 31, 2015
Salaries and employee benefits	$860	$545
Rent	67	691
Provision for a claim (see Note 13)	300	300
Financing costs and accrued interest	320	88
Professional fees	83	549
Severance	50	180
Other	181	307
Total	$1,861	$2,660

NOTE 8. NOTES AND LOANS PAYABLE

The Company is party to loan agreements as follows ($ in thousands):

	September 30,	December 31,
	2016	2015
Loan and security agreement, net of debt discount of $0.5 million and $1.0 million, respectively (1)	$3,151	$3,496
Note payable (2) (3)	387	387
Total notes and loans payable	$3,538	$3,883

Notes and loans payable, current portion	$1,691	$997
Notes and loans payable, long-term	1,847	2,886
Total notes and loans payable, net of original issue discount of $0.5 million and $1.0 million, respectively	$3,538	$3,883

Repayments under the Company’s existing debt agreements consist of the following ($ in thousands):

Period Ending September 30,	Amount
2016 (3 months)	$752
2017	1,810
2018	1,496
2019	21
Total	$4,079

Loan and Security Agreement (1)

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp., a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (“Loan Agreement”) pursuant to which Hercules agreed to lend $4.5 million to the Company with an option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and other conditions. As of June 15, 2016, the Company had not met certain of the milestones described in the Loan Agreement required in order to borrow an additional $5.0 million and as a result the option expired. The Loan Agreement is collateralized by a first priority perfected security interest in all tangible and intangible assets of the Company and its subsidiaries. The Loan Agreement is senior in priority to all other Company indebtedness. The interest rate on the Hercules Loan is calculated at the greater of 10% or the prime rate plus 5.25%. The Company may prepay the Hercules Loan at any time, subject to certain prepayment penalties.  Hercules may optionally convert up to $1.0 million of the unpaid principal balance of the loan in any subsequent institutionally led Company financing on the same terms, conditions and pricing applicable to such subsequent financing. This option to convert the loan to equity would be at the then fair value of the Company’s equity. Because the option to convert will be at the same terms and pricing, as the new investors will be paying in the subsequent Company financing, the option is deemed to have minimal value for financial reporting purposes. The Hercules Loan’s matures on September 1, 2018 and included an interest-only payment period for the first nine months following initial funding of the loan, after which escalating principal payments of $0.1 million per month began on April 1, 2016. Interest expense for the three and nine months ended September 30, 2016 was $0.1 million and $0.3 million, respectively. Interest expense for both the three and nine months ended September 30, 2015 was $43,000. As of September 30, 2016, the Company made $0.8 million in principal repayments.

The Loan Agreement includes an end of term charge of $0.5 million payable on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that Borrower prepays the outstanding secured obligations under the Loan Agreement in full, or (iii) the date that the secured obligations under the Loan Agreement become due and payable in full (as described in the Loan Agreement). The Company accrues a portion of the end of term charge for each reporting period and will accrue up to the full $0.5 million charge over the 37-month term of the Hercules Loan because this charge is deemed a cost of the debt. For the three and nine months ended September 30, 2016, the Company recorded a charge of approximately $0.1 million and $0.2 million, respectively, in interest expense in its condensed consolidated statements of operations related to the Loan Agreement. For the three and nine months ended September 30, 2015, the Company recorded a charge of approximately $24,000, in interest expense in its condensed consolidated statements of operations related to the Loan Agreement.

The Company recorded $1.3 million in debt issuance costs relating to placement agent fees, legal fees, closing costs and the fair value of the placement agent warrants in its condensed consolidated balance sheet upon execution of the Loan Agreement. The Company early adopted ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, ASU 2015-03 requires the use of the effective interest method for the amortization of the debt discount. The Company will amortize the debt issuance costs over the term of the Loan Agreement, which matures on September 1, 2018. For the three and nine months ended September 30, 2016, the Company recorded $0.1 million and $0.5 million, respectively, in interest expense related to the amortization of the debt issuance costs. For the three and nine months ended September 30, 2015, the Company recorded $0.1 million, in interest expense related to the amortization of the debt issuance costs. At September 30, 2016 and December 31, 2015, the Company had approximately $0.5 million and $1.0 million, respectively, in debt issuance costs remaining to be amortized in its condensed consolidated balance sheets.

On July 21, 2016, Hercules, the Company and the holders of certain promissory notes entered into a Subordination Agreement to the Loan Agreement whereby the holders of such promissory notes agreed that their debt shall be subordinated to the Loan Agreement with respect to any security interest or lien that such creditors may have in any assets of the Company. See Notes 14.

MabLife Notes Payable (2)

In March 2012, the Company acquired from MabLife SAS (“MabLife”) through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences and its ability to recognize human acid and basic ferritins. The consideration was as follows: (i) $0.6 million payable in six annual installments (one of such installments being an upfront payment made upon execution of the agreement), and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK. The Company is required to assign the foregoing rights back to MabLife, if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement. In February 2014, the parties revised the payment arrangement for the purchase of the original assignment rights. Pursuant to the amendment to the assignment agreement, remaining payments of $0.1 million per year are due each year in 2016 and 2017.

In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences. As full consideration for the secondary patent rights, the Company will pay a total of $150,000 of which $15,000 and $25,000 was paid in 2014 and 2013, respectively, and $25,000 will be paid on the second through fourth anniversary of the agreement and an additional $35,000 on the fifth anniversary of the agreement.

During the first quarter of 2015, MabLife informed the Company that it has filed for bankruptcy. The Company is considering its options relating to the MabLife assignment agreement. For the three and nine months ended September 30, 2016, the Company recorded $3,000 and $41,000, respectively, in interest expense. No interest expense was recorded for the three and nine months ended September 30, 2015. Subsequent to the announcement of the MabLife bankruptcy through September 30, 2016, no principal payments have been made by the Company.

Revolving Line of Credit (3)

In April 2014, the Company entered into a three-year, $5.0 million revolving line of credit with Melini Capital Corp. (“Melini”), an existing stockholder who is related to Daniel Kazado, who was the Company’s Chairman of the Board until October 19, 2016 and a member of the Board of Directors. Borrowings under the revolving line of credit will incur interest at a rate of 12% per year, payable quarterly. The revolving line of credit is unsecured and subordinated to the Loan Agreement. To date, no amounts have been drawn under the revolving line of credit. Any amounts borrowed under the revolving line of credit must be repaid upon the maturity date of November 30, 2016 (see Note 14).

NOTE 9. INCOME TAXES

The Company has recognized a deferred tax liability of $10.9 million as of September 30, 2016 and December 31, 2015 related to the purchase of the AmiKet IPR&D. This deferred tax liability was recorded to account for the difference between the book basis and tax basis related to the IPR&D intangible asset, which was recorded in connection with the Merger. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the IPR&D. As such, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at September 30, 2016 and December 31, 2015.

During the second quarter of 2015, the Company received notices from New York State relating to audits of the 2011 to 2013 tax years. In June 2016, the Company paid $9,000 in full settlement of taxes and interest owed to New York State relating to the audits of the 2011 to 2013 tax years. During the third quarter of 2015, the Company received tax notices from the Israeli Tax Authority relating to the 2010 to 2014 tax years. During the third quarter of 2016, the Company paid $70,000 in full settlement of taxes and interest owed to the Israeli Tax Authority relating to the audits of the 2010 to 2014 tax years.

NOTE 10. STOCKHOLDERS’ EQUITY

(a) Stock options and stock award activity

The following table sets forth the common stock options granted during the nine months ended September 30, 2016:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January - September 2016	2,740,000	$0.57	$0.36	Immediately -3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	991.55%-102.12% 1.39%-2.06% 6-10 0.00%

Consultants	January - September 2016	485,000	$0.31	$0.23	Immediately-3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55%-102.12% 1.12%-1.69% 10 0.00%

The following table sets forth the stock awards granted during the nine months ended September 30, 2016:

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms
Consultants	January - September 2016	900,000	$0.44	Immediately

The fair value of stock awards is determined using the share price on the date of grant.

The following table sets forth the stock options granted during the nine months ended September 30, 2015:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January - September 2015	1,141,000	$1.95	$1.63	3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	84.33%-96.49% 0.23%-2.17% 6-10 0.00%

Consultants	January - September 2015	160,000	$1.99	$1.46	1 years	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55% 0.23%-0.27% 6 0.00%

The following table sets forth the stock awards granted during the nine months ended September 30, 2015:

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms
Employees	January 2015	14,000	$2.47	Immediately
Consultants	January - September 2015	744,469	$1.20	Immediately

The following table sets forth information about stock option activity during the nine months ended September 30, 2016:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,988,988	$1.56	$0.04 - $4.00	$1.97	$527
Granted	3,225,000	$0.46	$0.28-$0.73	$0.33	$3
Exercised	(476,694)	$0.04	$0.04	$-	$114
Forfeited/Expired	(184,667)	$0.91	$0.53-$3.58	$0.82	$-
Outstanding at September 30, 2016	7,552,627	$1.20	$0.04 - $4.00	$1.36	$3
Exercisable at September 30, 2016	4,299,088	$1.30	$0.04 - $4.00	$1.61	$69

At September 30, 2016, unamortized stock-based compensation for stock options was $1.4 million, with a weighted-average recognition period of approximately 1.7 years.

(b) Warrants

The following table sets forth warrants granted during the nine months ended September 30, 2016:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January - September 2016	976,000	$0.82	$0.26	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	92.15%-102.12% 1.09%-1.73% 5 0.00%

The following table illustrates warrants granted for the nine months ended September 30, 2015

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January - September 2015	1,933,403	$2.35	$1.19	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55%-96.49% 1.52%-1.75% 5 0.00%

The following table summarizes information about warrants outstanding at September 30, 2016:

	Number of warrants	Weighted average exercise price	Exercise price range
Warrants outstanding at December 31, 2015	10,692,138	$3.93	$1.66-$65.60
Warrants issued to consultants	976,000	$0.82	$0.47-$1.00
Expired	(382,561)	$19.19	$1.85-$65.60
Warrants outstanding and exercisable at September 30, 2016	11,285,576	$3.14	$0.47-$32.40

Stock-based compensation expense for stock options and awards and warrants for the three and nine months ended September 30, 2016 was $0.4 million and $1.7 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets. Stock-based compensation expense for stock options and awards and warrants for the three and nine months ended September 30, 2015 was $0.9 million and $2.6 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

(c) Capital Access Agreements

April 19, 2016 Agreement

On April 19, 2016, the Company entered into a Capital Access Agreement (“April 2016 Agreement”) with Regatta Select Healthcare, LLC (“Regatta”), pursuant to which Regatta agreed to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock, par value $0.0001 per share (“Purchase Shares”) over the 12-month term of the April 19, 2016 Agreement. The Company had the right, but not the obligation, to direct Regatta via written notice (a “Put Notice”) to purchase up to a specific number of Purchase Shares. The purchase price per a Purchase Share pursuant to such Put Notice (the “Purchase Price”) was equal to 83% of the lowest trading price of the Company’s common stock on the NASDAQ Stock Market during the five consecutive trading days immediately following the date of such Put Notice (the “Put Date”). The number of Purchase Shares that may be purchased under each Put Notice was subject to a ceiling of the lesser of (a) $250,000 in market value of Purchase Shares or (b) 200% of average daily volume of the shares traded on the market on which the Company’s common stock is traded, computed using the 10 business days prior to the Put Date multiplied by the average of the daily closing price for the 10 business days immediately preceding the Put Date. The Purchase Price was additionally subject to a floor price equal to 75% of the average closing bid price for the common stock for the 10 trading days prior to the Put Date.

During the term of the April 2016 Agreement and for a period of one year thereafter, Regatta had a right of first offer to purchase any equity securities of the Company, as well as any rights, options, or warrants to purchase such equity securities, and any securities of any type whatsoever that are, or may become, convertible or exchangeable into or exercisable for such equity securities, in each case, which the Company makes a bona fide proposal to sell or offers to sell, other than equity securities offered or sold in an underwritten public offering. On June 10, 2016, the Company entered into an amendment to the April 2016 Agreement pursuant to which during the term of the April 2016 Agreement and for a period of one year thereafter, should the Company execute an agreement to sell its equity securities to a third party at a fixed price within a 15 day period after the settlement of a Put Notice at a price lower than that paid by Regatta pursuant to a Put Notice, the Company would be required to pay Regatta an aggregate fee of approximately $30,000. As of September 30, 2016, the Company had sold all of the 3,500,000 shares of its common stock under the April 2016 Agreement to Regatta for aggregate gross proceeds of $0.8 million. The Company incurred approximately $0.1 million in transaction fees related to this transaction.

June 10, 2016 Agreement

On June 10, 2016, the Company entered into a Capital Access Agreement (“June 2016 Agreement”) with Regatta, pursuant to which Regatta agreed to purchase up to an aggregate of 3,700,000 shares of the Company’s common stock, par value $0.0001 per share over the 12-month term of the June 10, 2016 Agreement.

Beginning on the day following the date that certain closing conditions in the June 2016 Agreement were satisfied (the “Commencement Date”), which conditions were satisfied on June 10, 2016, the Company had the right, but not the obligation, to direct Regatta via written notice (a “June Put Notice”) to purchase up to a specific number of June Purchase Shares. The purchase price per June Purchase Share pursuant to such June Put Notice (the “June Purchase Price”) shall be equal to 83% of the lowest trading price of the Company’s common stock on the NASDAQ Stock Market during the five consecutive trading days immediately following the date of such June Put Notice (the “June Put Date”). The number of Purchase Shares that may be purchased under each June Put Notice was subject to a ceiling of the lesser of (a) $250,000 in market value of the June Purchase Shares or (b) 200% of average daily volume of the shares traded on the market on which the Company’s common stock is traded, computed using the 10 business days prior to the June Put Date multiplied by the average of the daily closing price for the 10 business days immediately preceding the June Put Date. The June Purchase Price was additionally subject to a floor price equal to 75% of the average closing bid price for the Company’s common stock for the 10 trading days prior to the June Put Date. The Company incurred approximately $0.1 million in transaction fees related to this transaction.

During the term of the June 2016 Agreement and for a period of one year thereafter, should the Company execute an agreement to sell fixed price equity securities to any third party at a price lower than that paid by Regatta within a 15 day period from the settlement of a put notice, then the Company would be required to pay Regatta an aggregate fee of approximately $30,000. As of September 30, 2016, the Company had sold the 3,700,000 shares of its common stock under the June 10, 2016 Agreement for aggregate gross proceeds of $1.1 million.

(d) Share Purchase Agreements

During the second quarter of 2016, the Company entered into share purchase agreements with two accredited investors to sell 966,666 restricted shares of the Company’s common stock at a price of $0.36 per share for aggregate gross proceeds of $0.3 million. Pursuant to applicable securities laws these restricted shares may not be transferred or sold for a period of at least six months or unless they have been registered for resale pursuant to the Securities Act of 1933, as amended. As of September 30, 2016, 966,666 shares of the Company’s common stock had been issued with respect to these share purchase agreements for aggregate gross proceeds of $0.3 million.

On July 29, 2016, the Company entered into a securities purchase agreement with certain institutional investors for issuance and sale of 3,174,603 shares of the Company’s common stock, for aggregate gross proceeds of $1,000,000. Under this securities purchase agreement, the Company also agreed to issue to the institutional investors warrants to purchase 500,000 shares of common stock. The warrants were sold concurrently with the sale of the shares of common stock, pursuant to the securities purchase agreement, in a concurrent private placement. The warrants are exercisable for a period of five years from the date of issuance at an exercise price equal to $1.00 per share. In connection with the sale of the shares of common stock and the warrants pursuant to this securities purchase agreement, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering. Pursuant to this securities purchase agreement, the Company also agreed to pay to the institutional investors a commitment fee of $100,000, in cash or alternatively, 350,000 shares of common stock. On August 3, 2016, the Company issued 350,000 shares of its common stock as payment for the commitment fee. The Company incurred approximately $40,000 in transaction fees related to this transaction. The Company determined that based on the terms and the features of the warrants they should be classified in equity. As a result, the proceeds received for the issuance on the common stock and warrants were recorded within stockholders equity in its condensed consolidated balance sheet and the transaction fees and the value of the consideration paid to the institutional investors were recorded as a reduction to additional paid in capital in the Company’s condensed consolidated balance sheet.

On September 6, 2016, the Company entered into a stock purchase agreement with an existing stockholder for the sale of 4,000,000 shares of the Company’s common stock for gross proceeds of $2.0 million. These shares of common stock were issued in a registered direct offering pursuant to a prospectus supplement filed with the SEC on September 7, 2016, in connection with a takedown from the Registration Statement on Form S-3 (File No. 333-198647).

NOTE 11. SERIES D PREFERRED STOCK

During 2015, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with Discover Growth Fund (“Discover”) pursuant to which the Company agreed to issue and sell up to an aggregate of 1,263 shares of the Company’s Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) of the Company, par value $0.0001 per share (“Series D Preferred Stock”), which were convertible into shares of the Company’s common stock, at a purchase price of $10,000 per share, for total gross proceeds of $12.0 million after taking into account a 5% original issue discount.

The Series D Preferred Stock was convertible at a price of $2.50 per share (“Conversion Price”) and had a six and a half year maturity term, at which time it would have converted automatically into shares of common stock based on the Conversion Price. The Series D Preferred Stock bore an accrued annual dividend rate which ranged from 0% to 15%, based on certain adjustments and conditions, including changes in the volume weighted average price of the Company’s common stock. Upon conversion, the Company was obligated to pay the holders of the Series D Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise been issued if they had been held through the entire 6.5-year term.

The dividends and conversion premium was payable at the Company’s option in shares of common stock with the number of shares issued calculated as follows: (i) if there was no triggering event (as such term is defined in the Certificate of Designations), 90.0% of the average of the five lowest individual daily volume weighted average prices during the applicable measurement period, which may be non-consecutive, less $0.05 per share of common stock, not to exceed 100% of the lowest sales price on the last day of such measurement period, less $0.05 per share of common stock, or (ii) following a triggering event, 80.0% of the lowest daily volume weighted average price during any measurement period, less $0.05 per share of common stock, not to exceed 80.0% of the lowest sales price on the last day of any measurement period, less $0.05 per share of common stock. In addition, in a triggering event the dividend rate would adjust upwards by 10%.

The Series D Preferred Stock had been accounted for as mezzanine equity in the Company’s condensed consolidated balance sheet in accordance with ASC 480 “Distinguishing Liabilities from Equity,” as upon liquidation, the Company would be required to redeem the outstanding Series D Preferred Stock for cash. The conversion premium and the dividends associated with the Series D Preferred Stock contained an anti-dilution feature within the dividend rate, which fluctuated inversely to the changes in the value of the Company’s stock price. The conversion premium and dividends with the features noted above were to be redeemed upon conversion of the Series D Preferred Stock. The Company’s management had analyzed the conversion premium and dividends with the features noted and had determined that they required liability treatment. Accordingly, the conversion premium and the dividends were bifurcated from the Series D Preferred Stock for financial reporting purposes. Initial and subsequent measurements of this derivative liability were at fair value, with changes in fair value recognized in the Company’s condensed consolidated statement of operations on a quarterly basis.

During the third quarter of 2016, a triggering event occurred resulting in the dividend rate adjusting upward by 10% to 25% which impacted the calculation of the dividend and conversion premium pursuant to the terms of the Purchase Agreements. In addition, during the third quarter of 2016, Discover converted all of its remaining outstanding Series D Preferred Stock into 78,293,892 shares of common stock, in accordance with the terms of such Series D Preferred Stock. For the three and nine months ended September 30, 2016, the Company recorded a loss on the change in the estimated fair value of the derivative liability associated with the Series D Preferred Stock of $8.0 million and $8.7 million, respectively, which was recorded in non-operating expense in the Company’s condensed consolidated statements of operations. For both the three and nine months ended September 30, 2015, the Company recorded a loss on the change in the estimated fair value of the derivative liability associated with the Series D Preferred Stock of $0.3 million, which was recorded in non-operating expense in the Company’s condensed consolidated statements of operations.

For the nine months ended September 30, 2016, Discover had converted all of its remaining 963 shares of Series D Preferred Stock into a total of 3,852,000 shares of the Company’s common stock. For the nine months ended September 30, 2016, the Company issued an additional 57,421,400 shares of its common stock to Discover as payment of dividends and conversion premium. The Company also recorded a proportionate amount of the Series D Preferred Stock as a deemed dividend of approximately $8.0 million upon conversion, which was charged to additional paid-in capital in its condensed consolidated balance sheets. As of September 30, 2016, the Company expects to issue an additional 33,438,372 shares of its common stock to Discover in full satisfaction of dividends and conversion premium due on shares of Series D Preferred Stock already converted as a result of an issuance limitation, preventing Discover from owning more than 4.99% of the Company’s common stock outstanding at any time, per the Purchase Agreements. The issuance of these shares of common stock would be at Discover’s discretion. These shares of common stock have been included in the calculation of the weighted average shares outstanding for purposes of calculating the Company’s basic and diluted earnings per share.

Below is the activity for the Company’s Series D Preferred Stock issuances for the periods presented ($ in thousands, except share amounts):

	Shares	Amount
Balance at December 31, 2015	963	$1,659
Conversion of Series D Preferred Stock	(963)	(9,632)
Accretion of Series D Preferred Stock	-	7,973
Balance at September 30, 2016	-	$-

NOTE 12. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2016 and 2015 excludes shares underlying stock options and warrants and convertible preferred, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Such excluded shares are summarized as follows:

	Three month period		Nine month period
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Shares of common stock underlying outstanding stock options	7,552,627	3,733,503	7,552,627	3,733,503
Shares of common stock issuable upon conversion of Series D Preferred Stock (not including dividends and conversion premium paid in common stock)	-	4,652,632	-	4,652,632
Shares of common stock issuable upon conversion of Series C Preferred Stock	-	27,404	-	27,404
Warrants	11,285,576	10,782,405	11,285,576	10,782,405
Total shares excluded from calculation	18,838,203	19,195,944	18,838,203	19,195,944

NOTE 13. COMMITMENTS AND CONTINGENCIES

(a) Leases

In February 2015, the Company’s corporate headquarters was relocated to New York, NY under a lease agreement with Alexandria Real Estate, which expires in 2020. On August 31, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for lab space and offices for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space under the amended lease agreement, is approximately $30,000 per month, subject to annual rent escalations. On January 15, 2016, the Company signed a one-year lease agreement with an option for an additional year for new office space in Israel. For the three and nine months ended September 30, 2016, the Company recorded rent expense of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2015, the Company recorded rent expense of $0.1 million and $0.2 million, respectively.

Future minimum lease payments under non-cancelable leases for office space, as of September 30, 2016, are as follows ($ in thousands):

Period ending December 31,	Amount
2016 (3 months)	$113
2017	378
2018	392
2019	405
2020	139
$1,427

(b) Licensing Agreements

The Company is a party to a number of research and licensing agreements with various organizations and institutions, including iCo Therapeutics Inc., MabLife, Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd (“Yissum”), Dalhousie University, Lonza Sales AG and Shire Biochem Inc., which may require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments under these agreements.

On January 1, 2016, the Company, through its wholly owned subsidiary, Immune Pharmaceuticals Ltd. entered into a definitive research and license agreement (the “License”) with BioNanoSim Ltd., (“BNS”). The License was entered into pursuant to an existing binding MOU, dated June 10, 2015, by and between the Company and Yissum. Under the License, the Company obtained from BNS an exclusive, worldwide sublicense, with a right to further sublicense, for the development, manufacturing and commercialization of certain inventions and research results regarding Yissum’s patents in connection with nanoparticles for topical delivery of cyclosporine-A (“Nanocyclo”), for all topical skin indications. In consideration for the License, the Company will pay BNS the following payments throughout the term of the License:

•	an annual maintenance fee of $30,000, commencing on January 1, 2021, which maintenance fee shall increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year;

•	a license fee in the amount of $0.5 million, to be paid in four equal installments to be made between January 4, 2016 and October 1, 2016; and

•	royalties on net sales of products (as such term is defined in the License) by the Company in the amount of up to 5%, subject to certain possible reductions in certain jurisdictions;

•	sublicense fees in the amount of 18% of any non-sales related consideration received by the Company from a sublicense or an option to receive a sublicense for the products and/or the licensed technology (as such terms are defined in the license); and

•	milestones payments of up to approximately $4.5 million and 250,000 shares of the Company’s common stock upon the achievement of certain regulatory, clinical development and commercialization milestones, provided, however, that in the event that the Company receives consideration from a sublicensee for any such milestones, the Company will pay to BNS the higher of either (a) the amount of the particular milestone payment enumerated in the License or (b) the amount of the sublicense fees that are due for such sublicensee consideration paid to the Company.

In addition, the Company shall reimburse BNS within 60 days for expenses relating to patent fees and will sponsor a 12-month research program to prepare the program for investigational new drug (“IND”) submission. The Company recorded an expense of $0.5 million for the license fee of which $0.4 million was paid through the third quarter of 2016.

(c) Litigation

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in the Company’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial to begin in November 2014 and a mandatory settlement conference to occur in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial. On October 9, 2015, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and, as of September 30, 2016, the court has made no ruling. During the three and nine months ended September 30, 2016, in connection with this litigation matter, the Company incurred approximately $0 and $39,000, respectively, of legal costs. During the three and nine months ended September 30, 2015, in connection with this litigation matter, the Company incurred approximately $0.4 million of legal costs.

In October 2014, the Company received a written demand from a former lender (“Lender”), for $9.1 million, which was based on an agreement with Immune Pharmaceutical Ltd entered into in 2011, relating to a loan of $0.3 million, which was repaid in full in 2011. The Lender demanded to receive certain warrants to purchase shares of the Company’s common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages. As of September 30, 2016, the Company has accrued $0.3 million in its condensed consolidated balance sheets related to this matter and the Company intends to vigorously defend itself against those demands, if and when official legal proceedings relating to this matter are ever initiated.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 14. RELATED PARTY TRANSACTIONS

Daniel Kazado and Melini Capital Corp (“Melini”)

Daniel Kazado, was the Company’s Chairman of the Board until October 19, 2016 and is a member of the Board of Directors. In April 2014, the Company entered into a $5.0 million revolving line of credit with Melini, an existing stockholder who is related to Mr. Kazado. Borrowings under this revolving line of credit will incur interest at a rate of 12% per year, payable quarterly. The revolving line of credit is unsecured and subordinated to the Loan Agreement with Hercules. To date, no amounts have been drawn under the revolving line of credit. Any amounts borrowed by the Company under the revolving line of credit become due upon the maturity date of November 30, 2016.

Promissory Notes issued to Certain Related Parties

Daniel Kazado

On July 15, 2016, the Company’s Board of Directors approved and the Company issued a $0.3 million promissory note to Daniel Kazado. The note bears interest at a rate of 5% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of $0.45 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note in full by issuing 666,667 restricted shares of the Company’s common stock. Pursuant to applicable securities laws these restricted shares may not be transferred or sold at least for a period of six months or unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

Daniel Teper

On June 24, 2016, the Company’s Board of Directors approved and the Company issued a $0.4 million promissory note to Daniel G. Teper, the Company’s Chief Executive Officer and an Immune director. The note bears interest at a rate of 5.0% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of $0.41 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note in full by issuing 868,902 restricted shares of the Company’s common stock. Pursuant to applicable securities laws these restricted shares may not be transferred or sold at least for a period of six months and unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

Monica Luchi

On July 15, 2016, the Company’s Board of Directors approved and the Company issued a $0.4 million promissory note to Monica Luchi, the Company Chief Medical Officer. The note bears interest at a rate of 5.0% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of $0.45 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note in full by issuing 777,778 restricted shares of the Company’s common stock. Pursuant to applicable securities laws these restricted shares may not be transferred or sold at least for a period of six months and unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

NOTE 15. SUBSEQUENT EVENTS

On November 17, 2016, the Company entered into a securities purchase agreement with HLHW IV, LLC, (“HLHW”), a Delaware limited liability company pursuant to which the Company sold an aggregate of $1.05 million face value convertible note (“Note”). The Note matures in one year and is convertible immediately and bears interest at an annual rate of 7% payable per annum. The note and interest are payable upon conversion. The note including accrued and unpaid interest will be converted at a price equal to 80% of the lowest intraday price on the conversion date, provided, however, that in no event shall the conversion price be at a price less than the market price as defined in the agreement.

In addition, the Company on November 17, 2016, entered into a Common Stock Purchase Agreement to sell up to $10.0 million at the market equity shares of the Company’s common stock to HLHW in regular share purchases not to exceed $250,000 per day and not to exceed $1.0 million per month unless mutually agreed upon by both parties. The sale of shares in the Company’s common stock to HLHW on a purchase day will not be more than thirty percent of the average of the five previous dollar volume of the common stock on the NASDAQ Stock Market although HLHW can waive it at its discretion. In addition, the Company cannot issue a purchase notice to sell shares in its common stock below a closing bid price of $0.10 of its common stock. The term of the agreement will be for a period of 24 months.

Pursuant to the Common Stock Purchase Agreement, the Company entered into a loan agreement on November 1, 2016, in the amount of $300,000 for which the Company shall repay the loan balance in an amount of $306,000 payable in shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016 (and amended by a filing with the SEC on April 29, 2016). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further clinical trials. Except as required by applicable law, the Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015, under the caption “Risk Factors” in Item 1A below, and in the Company’s other filings with the SEC.

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (“Immune” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development and commercialization of novel targeted therapeutics in the fields of immuno-inflammation and immuno-oncology. The Company focuses on a precision medicine approach to treatment of diseases by incorporating methods for better patient selection in its clinical trials and the potential for development of companion diagnostics. The Company’s immuno-inflammation product pipeline includes: bertilimumab, a clinical-stage first-in-class fully human antibody, targeting eotaxin-1, a key regulator of immuno-inflammation a portfolio of clinical-stage immune oncology products and NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis. The Company’s immune-oncology pipeline includes Ceplene, an early immune-oncology treatment effective for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) in combination with IL-2, as well as two vascular disrupting agents, which are ready for Phase II clinical trials, after having generated encouraging preliminary proof of concept study results. In addition, the Company has two platform assets, which provide an opportunity for broad application: a bispecific antibody platform and a nanotechnology combination platform.

The Company’s current product portfolio is summarized in the table below:

Product(s)/ Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights
BERTILIMUMAB	Bullous Pemphigoid	Phase II	Immune (Worldwide)

	IBD (Crohn’s and ulcerative colitis)	Phase II	Immune (Worldwide)
	Atopic Dermatitis	Phase I/II	Immune (Worldwide)
	NASH	Phase I/II	Immune (Worldwide)
NANOCYCLO (cyclosporin-A)	Atopic Dermatitis, Psoriasis	Preclinical	Immune (Worldwide)

IMMUNO-ONCOLOGY

Crolibulin	Solid Tumors	Phase II	Immune (Worldwide)
Azixa	Glioblastoma multiforme	Phase II	Immune (Worldwide)
NanomAbs	Solid Tumors	Preclinical	Immune (Worldwide)
Bispecific Antibodies	Oncology	Preclinical	Immune (Worldwide)
Ceplene/IL-2	Acute Myeloid Leukemia	Phase III/ (owned in the EU and RoW by Meda AB)	Immune (Americas, Israel), Meda (EU, RoW)

OTHER/ PAIN
AmiKet	Neuropathic Pain	Phase III (Ready)	Immune (Worldwide)
LidoPAIN	Pain	Phase II	Immune (Worldwide)

The Company’s immuno-oncology pipeline includes Ceplene, a first-in-class small molecule targeting the Histamine-2 Receptor to overcome immunosuppression in AML and potentially other malignancies. Ceplene has completed Phase III clinical trials and is approved by the European Medicines Agency and in Israel and is marketed by Meda AB. Azixa and crolibulin are Phase II clinical stage vascular disrupting agents “VDAs”). NanomAbs, is a technology platform that allows the targeted delivery of combinations of chemotherapeutics into cancer cells; and a novel technology platform for the construction of bispecific antibodies for immunotherapies has already generated what the Company believes encouraging pre-clinical data.

Products and Programs

Bertilimumab

The Company’s lead product candidate, bertilimumab, is a fully human monoclonal antibody that targets eotaxin-1, a chemokine involved in inflammation. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases. In 2016, the Company continued its enrollment of patients in Phase II clinical trials of a placebo-controlled, double-blind study with bertilimumab for the treatment of ulcerative colitis (“UC”), a common form of inflammatory bowel disease (“IBD”), and an open label trial in newly diagnosed patients with a rare autoimmune skin disease, bullous pemphigoid (“BP”).. In November 2015, Immune obtained clearance of its Investigational New Drug application from the Food and Drug Administration (“FDA”) allowing for expansion in 2016 of its Phase II clinical trial in BP to multiple sites in the United States. The Company is also currently planning to expand the bertilimumab clinical development program to include severe atopic dermatitis (“AD”) and a series of preclinical and pilot clinical studies in multiple indications including liver disease such as nonalcoholic steatohepatitis (“NASH”).

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

Furthermore, intestinal CD68+ macrophages were shown to express eotaxin-1 in colonic biopsy samples from pediatric patients with UC. Also, elevated levels of eosinophils have been observed in colonic biopsy samples from patients with UC. Increased levels of eosinophils and eosinophil-derived granular proteins including major basic protein (“MBP”), eosinophil cationic protein (“ECP”), eosinophil peroxidase (“EPO”), and eosinophil derived neurotoxin (“EDN”) have been shown to correlate with morphological changes to the GI tract, disease severity and GI dysfunction. As models of IBD as well as in human disease the “eotaxin-1: eosinophil” pathway appear to be of importance in the pathogenesis of UC; a Phase II study is currently underway to test this hypothesis.

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

Bertilimumab addresses large unsatisfied markets such as UC, with potential for use in Crohn’s disease, and severe AD, as well as an orphan indication and BP, with limited treatment alternatives. Upon successful development, regulatory approval and commercialization in multiple indications, bertilimumab has the potential to address the following markets based on research from GlobalData Plc (“GlobalData”) and multiple analysts’ reports:

•	the estimated $14.0 billion Crohn’s & colitis market;
•	the estimated $7.3 billion atopic dermatitis market; and
•	the estimated $1.6 billion bullous pemphigoid market.

The Company’s current strategy is to enter into a strategic partnership with a large pharmaceutical or biotechnology company in order to accelerate the development of bertilimumab and maximize its commercial potential.

Immuno Oncology

The Company's Immuno Oncology programs include the following:

Ceplene

Ceplene (histamine dihydrochloride), the Company’s lead oncology product candidate functions in AML by reducing the immunosuppressive effects of reactive oxygen species on T cells and Natural Killer (“NK”) cells, permitting their effective activation by Interleukin-2 (“IL-2”) in order to eliminate residual leukemic cells in patients who are in clinical complete remission. The Company’s current research is focused on delineating the value of combining Ceplene with immune checkpoint inhibitors, which the Company believes should pave the way for future trials and label expansion. Ceplene is already approved for marketing in Europe and Israel and has orphan drug status in the U.S and European Union.

The Company intends to leverage recent data on predictive bio-markers analysis of the recently completed Phase IV study and earlier studies to design and seek FDA guidance for a pivotal study in AML supporting a new drug application in the U.S. In June 2016, Ceplene’s potential tumor killing mechanism of action was presented at the conference on “Regulatory Myeloid Suppressor Cells: From Basic Discovery to Therapeutic Application" in Philadelphia, PA.

The diagram below depicts how Ceplene is designed to suppress tumor growth by inhibiting NOX-2 in turn inhibiting macrophage and leukemic cell ROS production allowing IL-2 activation of NK cells and T cytotoxic cells with consequent leukemic cell death.

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

Crolibulin

Crolibulin is a novel small molecule VDA and apoptosis inducer for the treatment of patients with solid tumors and is a novel microtubule destabilizer that is selective for pathologic vasculature. Crolibulin has shown promising vascular targeting activity with potent anti-tumor activity in preclinical in vitro and in vivo studies and in a Phase I clinical trial conducted in part by the National Cancer Research Institute and the Company. The molecule has been shown to induce tumor cell apoptosis and selectively inhibit growth of proliferating cell lines, including multi-drug resistant cell lines. Murine models of human tumor xenografts demonstrated crolibulin inhibits growth of established tumors of a number of different cancer types. In preclinical animal tumor models, combination therapy has demonstrated synergistic activity with cytotoxic drugs as well as anti-angiogenic drugs. This may support further development of crolibulin by the Company or with a partner in a variety of cancers other than anaplastic thyroid cancer, including but not limited to refractory ovarian cancer and neuro-endocrine tumors.

NanoCyclo

In January 2016, the Company entered into a worldwide exclusive licensing agreement with BioNanoSim Ltd., an Israeli company led by Professor Simon Benita, former Head of the Drug Research Institute at the Hebrew University of Jerusalem, for the development of a topical nanocapsule formulation of cyclosporine. NanoCyclo is the first stable formulation to leverage nanotechnology to ensure local dermal penetration of and minimize systemic exposure to cyclosporine, a drug used orally for the treatment of psoriasis and AD. NanoCylco has the possibility of development under a 505(b)2 regulatory submission, which is typically a faster process than the traditional 505(b)1 regulatory submission utilized by new chemical entities. Based on market research from GlobalData and multiple analysts’ reports, NanoCyclo could address the estimated $7.3 billion AD market and the $5.3 billion psoriasis market.

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

Other / Pain

AmiKet / AmiKet Nano

AmiKet is a prescription topical analgesic cream containing a formulation of two FDA approved drugs: amitriptyline, which is a widely-used antidepressant often used in chronic pain disorders; and ketamine, an N-methyl-D-aspartic acid (“NMDA”), antagonist that is used as an intravenous anesthetic. AmiKet has completed Phase I and II clinical trials involving 1,700 patients for the treatment of neuropathic pain. In 2010, the FDA granted AmiKet orphan drug status for the treatment of postherpetic neuralgia (“PHN”). The PHN Phase III clinical trial has been designed on the basis of two statistically significant Phase II clinical trials. The Company is currently developing a new improved formulation of the product utilizing nano-particle technology licensed from Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (“Yissum”). AmiKet Nano is expected to provide patent protection until 2036 and allow for the development of additional indications including diabetic peripheral neuropathic pain, chemotherapy-induced peripheral neuropathic pain, as well as chronic back pain. In October 2015 Immune’s Pain Scientific Advisory Board met to discuss a Phase III clinical trial aimed at seeking a broad neuropathic pain label and on the benefits of its novel nano formulation. The Company believes that the Advisory Board recommendation could serve as the basis for further development and commercialization for AmiKet/AmiKet Nano with a broader peripheral neuropathic pain indication, addressing a market estimated by Global Data to be $8.0 billion. The Company continues to review strategic opportunities including seeking investors or potential partners to assist with the continued development of the Company’s pain franchise with a focus on Amiket Nano.

Recent Developments

On October 27, 2016, the Company announced that it has received guidance from the United States Food and Drug Administration (“FDA”) on a Phase III study for Ceplene in combination with low dose IL-2 for the maintenance of remission in patients with AML. The proposed Phase III study design reviewed by the FDA focused on overall survival as the primary endpoint, along with key secondary endpoints, including Leukemia Free Survival. The FDA also provided feedback relating to specific design elements of the Phase III study, and with this framework, the Company plans to submit the final protocol for the Phase III study in early 2017 and, upon approval, proceed with conducting a global Phase III Pivotal Overall Survival Study in AML maintenance of response with Ceplene/IL2.

On October 17, 2016, the Company announced that it had entered into a consulting agreement with Joseph V. Pergolizzi Jr., MD. Dr. Pergolizzi will form an operational management team, a Scientific Advisory Board, and a Board of Directors for Maxim Pharmaceuticals, Inc. (“Maxim”), the Company's pain and neurology subsidiary, in order to advance the development of Amiket. Maxim holds the rights to AmiKet, AmiKet NanoTM, and LidoPain and will seek additional pain and neurology assets, preferably with 505(b)(2) development path possibilities.

On September 15, 2016, the Company entered into a binding agreement with Novel Pain Therapeutics, LLC (“NPT”). Pursuant to the terms of this agreement, NPT agreed that it, or subject to the Company’s approval, its designees (collectively, the “NPT Parties”), shall purchase up to $20.0 million of the capital stock of Maxim. The NPT Parties agreed to purchase $5.0 million of Maxim’s capital stock by October 14, 2016 at a pre-money valuation of $15.0 million and purchase up to $15.0 million of Maxim capital stock in multiple tranches at mutually agreed prices by September 14, 2017. Upon consummation of the initial $5.0 million investment, holders of the majority of the $5.0 million of purchased securities had the right to appoint one person to serve on Maxim’s five-person Board of Directors. The parties obligations are subject to: (a) entry into mutually satisfactory definitive agreements and the satisfaction of any conditions set forth therein; (b) the Company and the NPT Parties satisfaction with the Maxim board selection of a Chief Executive Officer and the terms of their appointment; and (c) the transfer from the Company to Maxim of all of the Company’s right, title and interest in and to the Company’s AmiKet and AmiKet Nano products and the transfer from Maxim to the Company of all of Maxim’s rights, title and interest in and to Maxim’s Azixa, crolibulin and Ceplene products. Funding under this agreement will be paid to Maxim and will be used for R&D activites. As of November 8, 2016, Maxim has not yet been funded.

On September 6, 2016, the Company entered into a stock purchase agreement with an existing stockholder for the sale of 4,000,000 shares of the Company’s common stock for gross proceeds of $2.0 million in a registered direct offering.

On July 29, 2016, Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to sell an aggregate of 3,174,603 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million. Under the securities purchase agreement, the Company also issued to the investors warrants to purchase 500,000 shares of its common stock. The warrants were sold concurrently with the sale of the shares of common stock, pursuant to the securities purchase agreement, in a concurrent private placement. The warrants will be exercisable for a period of five years from the date of issuance at an exercise price equal to $1.00 per share.

On June 28, 2016, the Company announced that recent preclinical experiments conducted by Dr. Boris Shor, Immune's Executive Director of R&D, in collaboration with an independent U.S. based Clinical Research Organization in a murine colon cancer model, demonstrated that the combination of Azixa, a microtubule binding vascular disrupting agent, and immune checkpoint inhibitors such as anti-CTLA-4 antibody resulted in enhanced activity compared to the activity elicited by the single agents alone, independent of the dose of Azixa. As a result, the Company has filed a provisional patent application with the United States Patent and Trademark Office relating to the combination of Azixa in combination with the immune checkpoint inhibitors such as an anti-CTLA-4 antibody and anti-PD1 monoclonal antibodies in the treatment of cancer.

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

On April 19, 2016, the Company entered into a Capital Access Agreement with Regatta Select Healthcare, LLC (“Regatta”), pursuant to which Regatta agreed to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock. Gross proceeds were $0.8 million. On June 10, 2016, the Company entered into a second Capital Access Agreement with Regatta, pursuant to which Regatta agreed to purchase up to an aggregate of 3,700,000 shares of the Company’s common stock at the Company’s discretion (see Note 10). Gross proceeds were $1.1 million.

On April 19, 2016, the Company presented data at the American Association of Cancer Research annual conference in New Orleans on the results of a Phase IV European post-marketing clinical study. This study reported on an immune mechanism based biomarker which predicted the efficacy of treatment with Ceplene in all patients with AML and in particular in the more difficult to treat older AML patient population. The study showed that immunotherapy with Ceplene and low-dose IL-2 led to a re-distribution of cytotoxic T-cell subsets in blood towards a tumor-killing phenotype. These immunological properties of Ceplene/IL-2 therapy significantly predicted clinical outcomes such as relapse and survival.

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

On January 1, 2016, the Company through its wholly owned subsidiary, Immune Pharmaceuticals Ltd. (“Immune Ltd.”) entered into a definitive research and license agreement with BioNanoSim Ltd., (“BNS”). The license was entered into pursuant to an existing binding MOU, dated June 10, 2015, by and between the Company and Yissum. Under the license, the Company obtained from BNS an exclusive, worldwide sublicense, with a right to further sublicense, for the development, manufacturing and commercialization of certain inventions and research results regarding Yissum’s patents in connection with nanoparticles for topical delivery of cyclosporine-A (Nanocyclo), for all topical skin indications. In consideration for the License, the Company will pay BNS the following payments throughout the term of the License:

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

In addition, the Company shall reimburse BNS within 60 days for expenses relating to patent fees and will sponsor a 12-month research program to prepare the program for an investigational new drug (“IND”) submission.

Our Business

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues

	Three months ended September 30,
	2016	2015	Change

Revenue	$-	$-	$-

The Company recorded no revenue for the three months ended September 30, 2016 and 2015. The Company has devoted substantially all of its financial resources and efforts to developing bertilimumab, the Company’s Phase II drug candidate, for the treatment of inflammatory diseases. The Company is still in the early stages of development of its product candidates, and has not completed the development of bertilimumab or other drug candidates.

Research and development (“R&D”) expense ($ in thousands)

	Three months ended September 30,
	2016	2015	Change

Research and Development	$2,338	$1,127	$1,211

R&D expenses increased by $1.2 million or 107% driven by higher salaries and employee benefits, share based compensation for R&D employees and clinical trial expenses. Salaries and employee benefits increased by $0.4 million, while share based compensation expense increased by $0.2 million due to higher R&D headcount. Clinical trial expenses increased by $0.6 million as the Company continues to ramp up its clinical trials related to bertilimumab.

General and administrative (G&A) expense ($ in thousands)

	Three months ended September 30,
	2016	2015	Change

General and Administrative	$1,646	$2,227	$(581)

G&A expenses decreased by $0.6 million or 26% due to lower share based compensation expense, partially offset by higher professional services fees. Share based compensation expense decreased by $0.7 million during the quarter ended September 30, 2016, as the fair value of options and warrants granted was lower compared to the fair value of options and warrants granted during the third quarter of 2015. Professional services expense was higher by $0.2 million as the Company executed on various equity financing transactions during the quarter ended September 30, 2016.

Non-operating expense ($ in thousands)

	Three months ended September 30,
	2016	2015	Change

Non-operating expense	$8,265	$806	$7,459

Non-operating expense was $8.3 million during the three months ended September 30, 2016 compared with non-operating expense of $0.8 million during the three months ended September 30, 2015, an increase of $7.5 million. Non-operating expense for the three months ended September 30, 2016 consisted of interest expense of $0.3 million primarily relating to cash interest expense and amortization of the debt issuance costs for the Company’s loan agreement with Hercules. In addition, non-operating expense included a $8.0 million loss on the change in fair value of derivative liability instrument related to the derivative liability associated with conversion of the Company’s remaining Series D Preferred Stock into common stock during the quarter. Non-operating expense for the three months ended September 30, 2015, was primarily comprised of interest expense of $0.2 million related to the MidCap Financial Trust (“Midcap”) senior secured term loan, which was repaid in July 2015, a loss in the change in fair value of derivative liability instrument of $0.3 million related to the Series D Preferred Stock and a loss on the extinguishment of debt of $0.5 million, partially offset by a change in the fair value of the Hercules warrants of $0.1 million.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues

	Nine months ended September 30,
	2016	2015	Change

Revenue	$-	$-	$-

The Company had no revenue during the nine months ended September 30, 2016 and 2015.

R&D expense

	Nine months ended September 30,
	2016	2015	Change

Research and development	$6,294	$3,404	$2,890

R&D expenses increased by $2.9 million or 85% driven by higher salaries and employee benefits for R&D employees, share based compensation, clinical trial expenses and program license expenses. Salaries and employee benefits increased by $1.0 million, while share based compensation expense increased by $0.4 million due to higher R&D headcount. Clinical trial expenses increased by $1.0 million as the Company continues to ramp up its clinical trials related to bertilimumab. Program license expense increased by $0.5 million driven by the licensed technology agreement with BNS Ltd.

G&A expense

	Nine months ended September 30,
	2016	2015	Change

General and administrative	$4,982	$6,211	$(1,229)

G&A expenses decreased by $1.2 million or 20% driven by lower share based compensation of $1.4 million and lower legal fees of $0.5 million, driven in part to a $0.3 million in legal fees related to the Cowley and Flores litigation matter. This was partially offset by higher professional services expense including accounting services and investor relations of $0.4 million as well as higher administrative expenses including office rent of $0.3 million.

Non-operating expense

	Nine months ended September 30,
	2016	2015	Change

Non-operating expense	$9,680	$977	$8,703

Non-operating expense was $9.7 million for the nine months ended September 30, 2016 compared with non-operating expense of $1.0 million for the nine months ended September 30, 2015, an increase of $8.7 million. Non-operating expense for the nine months ended September 30, 2016 consisted of interest expense of $1.0 million primarily relating to cash interest expense, amortization of the debt issuance costs and early termination fees related to the Company’s loan agreement with Hercules. Non-operating expense included a $8.7 million loss on the change in fair value of derivative liability instrument associated with the Company’s Series D Preferred Stock, the remaining shares of which were converted into common stock. Non-operating expense for the nine months ended September 30, 2015, was comprised of interest expense of $0.3 million related to the MidCap senior secured term loan which was repaid in July 2015, a loss in the change in fair value of derivative liability instrument of $0.1 million related to the Series D Preferred Stock and a loss on the extinguishment of debt of $0.5 million.

Deemed Dividend

The Company recorded approximately $5.1 million and $8.0 million in deemed dividend for the three and nine months ended September 30, 2016, respectively, primarily as a result of the dividend and conversion premium on the Company’s Series D Preferred Stock. For the three and nine months ended September 30, 2015, the Company recorded deemed dividend and conversion premium on the Company’s Series D Preferred Stock of $5.4 million.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as at September 30, 2016 and December 31, 2015 ($ in thousands):

	As of	As of
	September 30,	December 31,
	2016	2015	Change

Cash	$317	$4,543	$(4,226)
Working capital deficit	$(6,580)	$(1,370)	$(5,210)
Notes and loans payable, current portion	$1,691	$997	$694

The Company believes that its available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue as a “going concern” is dependent on a combination of several of the following factors: the Company’s ability to raise capital, the Company’s ability to monetize assets and the receipt of grants. The Company has limited capital resources and its operations have been funded by the proceeds of equity and debt offerings.  The Company has devoted substantially all of its cash resources to R&D programs and incurred significant G&A expenses to enable it to finance and grow its business and operations. To date, the Company has not generated any revenues and it may not generate any revenue for a number of years, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities and it may be unable to pay its debts as they become due. In addition the Company could be forced to delay or discontinue certain or all product developments, and forego attractive business opportunities. Any such event may result in significant harm to the Company’s operating results and the value of its common stock.

At September 30, 2016, the Company had a working capital deficit of approximately $6.6 million. Accumulated deficit amounted to $84.0 million and $63.0 million at September 30, 2016 and December 31, 2015, respectively. Net loss for the three and nine months ended September 30, 2016 was $12.2 million and $21.0 million, respectively. Net loss for the three and nine months ended September 30, 2015 was $4.2 million and $10.6 million, respectively. Net cash used in operating activities was $9.3 million and $9.9 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company has historically funded its operations primarily through the sale of equity and/or debt securities, including the sale of common stock, convertible notes, preferred stock and warrants. On April 19, 2016, the Company entered into a Capital Access Agreement with Regatta Select Healthcare, LLC (“Regatta”), pursuant to which Regatta agreed to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock. Gross proceeds were $0.8 million. In addition, on June 10, 2016, the Company entered into a second Capital Access Agreement with Regatta, pursuant to which Regatta agreed to purchase up to an aggregate of 3,700,000 shares of the Company’s common stock. Gross proceeds were $1.1 million. During the second quarter of 2016, the Company also executed share purchase agreements for the sale of 966,666 shares of the Company’s common stock for gross proceeds of approximately $0.3 million (see Note 10). On July 29, 2016, Company entered into a securities purchase agreement with certain institutional investors for the sale of an aggregate of 3,174,603 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million. Under this securities purchase agreement, the Company also issued warrants to purchase 500,000 shares of its common stock at an exercise price of $1.00. On September 7, 2016, the Company entered into a securities purchase agreement with an existing investor for the sale of 4,000,000 shares of the Company’s common stock, for aggregate gross proceeds of $2.0 million in a registered direct offering. See Note 10.

On November 17, 2016, the Company entered into a securities purchase agreement with HLHW IV, LLC, (“HLHW”), a Delaware limited liability company pursuant to which the Company sold an aggregate of $1.05 million face value convertible note (“Note”). The Note matures in one year and is convertible immediately and bears interest at an annual rate of 7% payable per annum. The note and interest are payable upon conversion. The note including accrued and unpaid interest will be converted at a price equal to 80% of the lowest intraday price on the conversion date, provided, however, that in no event shall the conversion price be at a price less than the market price as defined in the agreement. In addition, the Company on November 17, 2016, entered into a Common Stock Purchase Agreement to sell up to $10.0 million at the market equity shares of the Company’s common stock to HLHW in regular share purchases not to exceed $250,000 per day and not to exceed $1.0 million per month unless mutually agreed upon by both parties. The sale of shares in the Company’s common stock to HLHW on a purchase day will not be more than thirty percent of the average of the five previous dollar volume of the common stock on the NASDAQ Stock Market although HLHW can waive it at its discretion. In addition, the Company cannot issue a purchase notice to sell shares in its common stock below a closing bid price of $0.10 of its common stock. The term of the agreement will be for a period of 24 months. Pursuant to the Common Stock Purchase Agreement, the Company entered into a loan agreement on November 1, 2016, in the amount of $300,000 for which the Company shall repay the loan balance in an amount of $306,000 payable in shares of the Company’s common stock.

The Company will require additional financing for the remainder of 2016 and into 2017 in order to continue to operate at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, partner out or eliminate some or all of its R&D programs, which could result in an impairment of the Company’s intangible assets and have a material adverse impact on its financial condition and results of operation and the value of the Company’s common stock. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations for the remainder of 2016 or in future years. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, when needed, until it is able to generate positive cash flow from its business to support its operations. The Company cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance the Company will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will ever generate positive cash flow. In addition, the Company may partner or license the Company’s assets, which may allow for additional non-dilutive financing in the future. The Company has previously received grants in Israel and may receive additional grant funding in 2016 or in future years, however, the Company can provide no assurance regarding its ability to obtain any such grant funding. The Independent Registered Public Accounting Firms’ Reports issued in connection with the Company’s audited consolidated financial statements for the year ended December 31, 2015 stated that there is “substantial doubt about the Company’s ability to continue as a going concern.”

Funding Requirements

The Company’s future financing requirements will depend on many factors, some of which are beyond the Company’s control. Factors affecting the Company’s financing requirements include, but are not limited to:

•	the rate of progress and cost of the Company’s clinical trials, preclinical studies and other discovery and research and development (and other operating) activities;
•	the timing of, and costs involved in, seeking and obtaining marketing approvals for the Company’s future products, and in maintaining quality systems standards for the Company’s future products;
•	The Company’s ability to manufacture sufficient quantities of its future products to meet expected demand;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, litigation costs and the results of litigation;
•	the Company’s ability to enter into collaboration, licensing or distribution arrangements and the terms and timing of these arrangements;
•	the potential need to expand the Company’s business, resulting in additional payroll and other overhead expenses;
•	the Company’s ability to attract and retain qualified scientific and management personnel;
•	the potential need to acquire, by acquisition or in-licensing, other products or technologies; and
•	the emergence of competing technologies or other adverse market or technological developments.

Future capital requirements will also depend on the extent to which the Company acquires or invests in additional complementary businesses, products and technologies. Even though to date the Company has primarily funded its operations through equity and debt financing transactions, the Company’s strategy for the future is to fund its operations by monetizing its multiple asset groups either through partnerships, asset-centric subsidiaries or joint ventures, capital raising transactions, and the potential exercise for cash of warrants and options.

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below ($ in thousands):

	Nine months ended September 30,
	2016	2015	Change
Net cash used in operating activities	$(9,336)	$(9,857)	$521
Net cash used in investing activities	$(114)	$(80)	$(34)
Net cash provided by financing activities	$5,224	$12,126	$(6,902)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $9.3 million. The net cash used in operating activities during the nine months ended September 30, 2016, exclusive of changes in operating assets and liabilities, was $10.0 million; the net loss of $21.0 million for the nine months ended September 30, 2016 included non-cash charges for stock based compensation of $1.7 million and depreciation and amortization, including amortization of debt issuance costs of $0.8 million and changes in the fair value of derivative liability instrument of $8.7 million primarily associated with the Company’s Series D Preferred Stock. Changes in operating assets and liabilities in the nine months ended September 30, 2016 of $0.6 million positively impacted net cash used in operating activities primarily due to an increase in accounts payable of $1.2 million partially offset by a decrease in accrued expenses of $0.8 million.

Investing Activities

For the nine months ended September 30, 2016, our net cash used in investing activities was $0.1 million primarily resulting from the payment of lab equipment.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities was $5.2 million primarily driven by the receipt of $1.9 million from the issuance of common stock related to the Regatta agreements and share purchase agreements entered into during the second and third quarters of 2016 which resulted in aggregate gross proceeds of $3.3 million. In addition the Company received $0.9 million in loans from related parties, which were repaid during the nine months ended September 30, 2016 through the issuance of the Company’s common stock. This was partially offset by the payment of $0.8 million in principal repayments related to the Hercules loan as well as $0.2 million payments of financing fees related to the Regatta and share purchase agreements.

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting developments.

Off-Balance Sheet Arrangement

As of September 30, 2016, the Company had no off-balance sheet arrangements. Immune has no guarantees or obligations other than those which arise out of the Company’s ordinary business operations.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of the Company’s significant accounting policies is contained in the notes to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those policies during the three and nine months ended September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting: segregation of duties issues due to lack of sufficient accounting and finance personnel and lack of a sufficient technology infrastructure to support the Company’s financial reporting function. Management has begun to implement certain remedial measures, including the purchase of a license to a new accounting general ledger system, which is in the process of being implemented. In addition, the Company has hired consultants to help document the Company’s internal control environment. Remediation efforts will continue through the next several financial close cycles until such time as the Company’s management is able to conclude that its remediation efforts are effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, the Company's management continued to take actions that it believes are reasonably likely to affect, the Company's internal control over financial reporting and to help in remediating the material weaknesses described in its 2015 Annual Report on Form 10-K. This primarily included continuing it efforts in implementing its new accounting general ledger system.

Part II. Other Information

Item 1. Legal Proceedings.

See Note 13(c) – “Commitments and Contingencies”, of the notes to condensed consolidated financial statements for detailed information regarding the status of the Company’s lawsuits and other disputes.

From time to time, the Company is involved in various legal proceedings that arise in the normal course of business. While the Company intends to defend any lawsuit vigorously, the Company presently believes that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on the Company’s financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact the Company’s business and operating results for the period in which the ruling occurs or future periods.

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

Our common stock is currently listed for trading on the NASDAQ Stock Market. We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company’s common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a "compliance period" of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.

A delisting of the Company’s common stock from NASDAQ could materially reduce the liquidity of its common stock and result in a corresponding material reduction in the market value of the Company’s common stock. In addition, delisting could harm the Company’s ability to raise capital through alternative financing sources on terms acceptable to the Company, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

On July 6, 2016, the Company received a notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC indicating that the Company had been granted an additional 180 calendar day extension, or until January 3, 2017 (the “Extension”), to regain compliance with the requirements under NASDAQ Listing Rule 5810(c)(3) (the “Rule”). The notification stated that the Extension determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the bid price requirement. The notification has no immediate effect on the NASDAQ listing or trading of the Company’s common stock.

As previously reported on a Current Report on Form 8-K dated January 11, 2016, the Company had received a prior notification from NASDAQ, dated January 5, 2016, indicating that the Company was not in compliance with the Rule because the minimum bid price of the Company’s common stock on the NASDAQ Capital Market had closed below $1.00 per share for 30 consecutive business days.

In connection with the Company’s efforts to regain compliance with the Rule, the Company’s Board of Directors has unanimously adopted resolutions approving a proposal to amend the Company’s certificate of incorporation to effect a reverse stock split of the Company’s outstanding shares of common stock, at a ratio to be determined by the Company’s Board of Directors in its sole discretion, but in all cases within a range of 1-for-2 and 1-for-25 shares. The Company’s Board of Director's determination of when, if at all, or at what ratio to effect the split within the range described above will be based upon many factors, including existing and expected marketability and liquidity of the Company’s common stock, prevailing market trends and conditions, the listing requirements of The NASDAQ, and the likely effect of a reverse split on the market price of the Company’s common stock. The Company is seeking shareholder approval of the reverse split referred to above at its annual meeting to be held on December 15, 2016. Additional information regarding the proposed reverse split can be found in the Company’s definitive proxy statement related to the annual meeting filed by the Company with the SEC on November 2, 2016. No assurances can be provided regarding whether the Company’s stockholders will approve the reverse split at the annual meeting or, in the event the Company’s stockholders approve the reverse split, whether such reverse split will be effective in causing the Company to regain compliance with the Rule.

In the event the Company does not regain compliance with the Rule by January 3, 2017, NASDAQ will notify the Company that its common stock will be delisted from the NASDAQ Capital Market, unless the Company requests a hearing before a NASDAQ Hearings Panel.

If we fail to comply with the shareholder approval requirements of the NASDAQ Capital Market LLC (“NASDAQ”), our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On November 2, 2016, we received a notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC indicating that we had failed to comply with NASDAQ’s shareholder approval requirement set forth in Listing Rule 5635(d). The notification stated that determination was based on the Staff’s determination to aggregate the discounted share issuances in transactions that had been completed in April, June and July of 2016 for purposes of determining whether the threshold for shareholder approval had been triggered.

The letter received from NASDAQ has no immediate effect on the listing of the Company’s common stock. Under NASDAQ Rules, we have until December 17, 2016 (45 calendar days from November 2, 2016) to submit a plan to regain compliance. If our plan is accepted, NASDAQ can grant us an extension of up to 180 calendar days from November 2, 2016 to evidence compliance. If NASDAQ does not accept our plan, we will have the opportunity to appeal that decision to a NASDAQ Hearings Panel.

We intend to take the appropriate steps to address the issues raised by NASDAQ as quickly as possible and are is currently considering and evaluating all available options to resolve our noncompliance with respect to the share issuances as may be necessary. We intend to submit a remediation plan to NASDAQ promptly for its approval. There can be no assurance that we will be able to regain compliance with the NASDAQ shareholder approval requirements or will otherwise be in compliance with other NASDAQ listing criteria.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2016, the Company entered into a securities purchase agreement with certain institutional investors for the sale of 3,174,603 shares of the Company’s common stock, for aggregate gross proceeds of $1,000,000. Under the securities purchase agreement, the Company issued to the investors warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. The warrants were sold concurrently with the sale of the shares of common stock, pursuant to the securities purchase agreement, in a concurrent private placement. The warrants are exercisable for a period of five years from the date of issuance at an exercise price equal to $1.00 per share. In connection with the sale of the shares of common stock and warrants, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering. Pursuant to the securities purchase agreement, the Company also agreed to pay to the investors a commitment fee of $100,000, in cash or alternatively, 350,000 shares of common stock. During the third quarter of 2016, the Company issued 350,000 shares of its common stock as payment for the commitment fee, for which the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering. During the third quarter of 2016, the Company issued an aggregate of 2,313,347 shares of its common stock to certain related parties, for which the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, in order to pay off certain promissory notes issued during the third quarter of 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2008).**

3.2	Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009). **

3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January14, 2010).**

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2013).**

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014).**

3.6

Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014).**

3.7

Certificate of Designations of Preferences, Rights and Limitations of Series D Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).**

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2010).**

10.1	Binding Agreement dated as of September 15, 2016 by and between the Company and Novel Pain Therapeutics LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2016). **

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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
November 18, 2016

By:	/s/ John C. Militello
John C. Militello
VP of Finance, Controller and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
November 18, 2016