Form 10-K
period 2016-12-31
IMMUNE PHARMACEUTICALS INC
filed 2017-05-17
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission File No. 001-36602

Immune Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

550 Sylvan Avenue, Englewood Cliffs, NJ 07632

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (201) 464-2677

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing bid price of such shares on the NASDAQ Capital Markets was $19,869,116.

As of May 16, 2017, the registrant had 10,027,057 shares of common stock on a post-split basis, par value $0.0001 per share, outstanding.

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

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others:

•	our limited liquidity;
•	our ability to continue to meet our obligations under our existing debt agreements;
•	risks associated with our ability to raise additional funds sufficient to meet our working capital requirements;
•	our limited operating history;
•	our history of operating losses since our inception;
•	our ability to continue to operate as a going concern;
•	our ability to maintain the listing of our common stock on NASDAQ;
•	risks associated with our ability to protect our intellectual property;
•	risks associated with litigation;
•	our reliance on collaborative partners and others for further clinical trials, development, manufacturing and commercialization of our product candidates;
•	our ability to complete our planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays;
•	the cost, delays and uncertainties associated with our scientific research, product development, clinical trials and regulatory approval process;
•	our dependence upon key personnel;
•	our ability to find partners for our products on attractive terms, on a timely basis, or at all;
•	our ability to obtain approval to market and commercialize any of our product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement; and
•	the highly competitive nature of our business.

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

PART I

ITEM 1. BUSINESS.

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (collectively, “Immune” or the “Company”) is a clinical stage biopharmaceutical company specializing in the development of novel targeted therapeutic agents in the fields of immuno-inflammation, dermatology and immuno-oncology. The Company’s lead product candidate is bertilimumab, a clinical-stage, first-in-class, fully human antibody, which targets eotaxin-1, a key regulator of immuno-inflammation. The Company’s asset portfolio includes NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis, Amiket, a prescription topical analgesic cream that has completed Phase II clinical trials, and LidoPAIN. The Company’s immuno-oncology pipeline includes Ceplene, which is effective for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) and Azixa and crolibulin, two clinical-stage, vascular disrupting agents (“VDA”) which have demonstrated encouraging preliminary proof of concept study results. In addition, the Company has two immuno-oncology platform assets, consisting of a bispecific antibody platform and a nanotechnology combination platform, referred to as “NanomAbs”.

The Company’s current product portfolio is summarized below:

Product(s)/ Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights

IMMUNO-INFLAMMATION and DERMATOLOGY
Bertilimumab	Bullous Pemphigoid IBD (Crohn’s and ulcerative colitis)	Phase II Phase II	Immune Immune
NanoCyclo (cyclosporin-A)	Atopic Dermatitis, Psoriasis	Preclinical	Immune

IMMUNO-ONCOLOGY
Ceplene/IL-2	Acute Myeloid Leukemia	Phase III (US) Approved (EU)	Immune (Americas, Israel) Meda AB (EU, RoW)
Crolibulin	Solid Tumors	Phase II	Immune
Azixa	Glioblastoma multiforme	Phase II	Immune
NanomAbs	Solid Tumors	Preclinical	Immune
Bispecific Antibodies	Oncology	Preclinical	Immune

PAIN
AmiKet	Neuropathic Pain	Phase II	Immune
LidoPAIN	Pain	Phase II	Immune

Ceplene®, crolibulinTM, Azixa®, AmiKetTM and LidoPain® are trademarks that we own. Each trademark, trade name or service mark of any other company appearing in this annual report on Form 10-K belongs to its respective holder

History- Reverse Merger

On August 25, 2013, Immune (formerly, EpiCept Corporation), a Delaware corporation, closed a merger transaction (the “Merger”) with Immune Pharmaceuticals Ltd., a privately held Israeli company (“Immune Ltd.”), pursuant to a definitive Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, as amended (the “Merger Agreement”) by and among Immune, EpiCept Israel Ltd., or the Merger Sub, an Israeli company and a wholly-owned subsidiary and Immune Ltd. Pursuant to the Merger Agreement, Merger Sub merged with and into Immune Ltd., following which Immune Ltd. became a wholly-owned subsidiary of Immune and the former stockholders of Immune Ltd. received shares of Immune that constituted a majority of the outstanding shares of Immune.

Reverse Stock-Split

On April 12, 2017, the Company announced a reverse stock split of its shares of common stock at a ratio of 1-for-20. Beginning with the opening of trading on April 13, 2017, the common stock began trading on a post-split basis on the Nasdaq Capital Market ("NASDAQ"). All share and per share amounts in this Form 10-K have been reflected on a post-split basis.

Business Strategy

The Company’s core business strategy is to build a portfolio of novel immunotherapies and compounds with the potential to treat or prevent severe inflammatory diseases in dermatology, gastroenterology and cancer, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. The Company intends to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications.

In April 2017, the Company announced a corporate restructuring with the objective of prioritizing and segregating its research and development efforts on a focused set of products in inflammatory disease and dermatology and strengthening its financial position. Under this strategy, the Company intends to focus its business on immuno-inflammation in general, and immuno-dermatology in particular, by developing its core asset, bertilimumab, and by developing topical nano-cyclosporine for the treatment of atopic dermatitis and moderate psoriasis. The Company will continue to consider the optimal path forward for its pain programs, AmiKet and LidoPAIN.

The Company intends to segregate its oncology business into its subsidiary, Cytovia, Inc. (“Cytovia”) and pursue a possible spin-off of Cytovia into a separate, stand-alone company. Cytovia will focus on the development and commercialization of novel immuno-oncology and hematology therapeutics, led by Ceplene, Azixa, crolibulin and the Company’s bispecific antibody platform. Additionally, Cytovia may seek to acquire commercial stage drugs in the field of immuno-oncology.

Products and Programs

Bertilimumab

The Company’s lead product candidate, bertilimumab, is a first-in-class, humanized monoclonal antibody that targets eotaxin-1, a specific chemokine that plays a role in both innate and adaptive immune responses and modulates the cross-talk between key cells involved in inflammation. Chemokines are low molecular weight molecules that have been shown as important chemical attractants of inflammatory cells to sites of inflammation and infection.

Eotaxin-1 has been shown to be highly specific for eosinophils, which are inflammatory cells that play a central role in the pathogenesis of allergic airway diseases, inflammatory bowel disease, skin conditions and potentially in many other conditions. Eotaxin-1 has been validated as a bio-marker of disease severity and a therapeutic target for several inflammatory diseases, including Bullous Pemphigoid (“BP”), Ulcerative Colitis, Crohn's Disease, Severe Atopic Dermatitis, non-alcoholic steato-hepatitis ("NASH") and severe eosinophilic asthma. Recently, eotaxin-1 has been proposed as a therapeutic target for these conditions.

Bertilimumab is a novel personalized therapy that targets and lowers eotaxin-1 levels in many inflammatory conditions. By neutralizing eotaxin-1, bertilimumab may prevent the migration of eosinophils, thus helping to relieve inflammatory conditions associated with eotaxin-1. Bertilimumab is being studied to for improvement in outcomes for patients with diseases that either do not have therapies or where the therapies have severe limitations.

Bertilimumab and Bullous Pemphigoid (“BP”)

Published studies have demonstrated that eotaxin-1 levels are significantly increased both in serum and blister fluid in patients with BP and these elevated levels correlate with disease severity. Bertilimumab may prevent eotaxin-1-induced chemotaxis of eosinophils and neutralize eotaxin-1 in the circulation, preventing eosinophil migration. Hence, bertilimumab has the potential to eliminate the eotaxin-1 positive feedback loop which is responsible for the recruitment of both eosinophils and Th2 cells to the site of inflammation in BP.

In preclinical studies, bertilimumab was shown to be safe and well tolerated in primates. In a Phase I clinical study consisting of a single administration to healthy volunteers, bertilimumab demonstrated excellent safety and tolerability (no significant adverse events and no anti- bertilimumab antibodies) and high affinity and specificity for human eotaxin-1. The drug proved to be highly selective, with rapid and lasting biological activity.

In July 2015, the Company initiated planning for a Phase II study, IMNP BP-01, Evaluation of Safety, Efficacy and Pharmacodynamic Effect of Bertilimumab in Patients with Bullous Pemphigoid, at clinical sites in Israel. Study initiation refers to the training of hospital staff to allow for patient screening and immediate patient enrollment into the clinical trial upon selection. Screening began in February 2016.

In October 2015, the Company submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to allow recruitment of patients for the IMNP BP-01 study at sites in the United States. In November 2015, the Company obtained clearance of its IND application from the FDA.

The bertilimumab Phase II BP clinical trial is designed to recruit 10-15 adults, newly diagnosed with moderate to extensive BP. Primary end points include safety and efficacy, measured by a reduction in clinical symptoms and tapering down of systemic corticosteroids.

In March 2017, Pr. Neil Korman, Director, Clinical Trials Unit, UH Cleveland Medical Center; Director, Murdough Family Center for Psoriasis, UH Cleveland Medical Center; Professor, Dermatology, CWRU School of Medicine, and member of the Company’s Scientific Advisory Board, presented preliminary data with bertilimumab from the IMNP BP-01 study at the American Academy of Dermatology 2017 Annual Meeting in Orlando, Florida. The Bullous Pemphigoid Disease Activity Index ("BPDAI") measured in the patients who completed the study was reduced by an average of 84%. Oral prednisone was tapered down to 10mg or less. No significant adverse events were reported. Based on these preliminary results, the Company submitted a request for orphan drug designation for bertilimumab in BP. Also, based on these encouraging results as well as petitions by investigators, plans were initiated to expand the study population to include patients previously diagnosed with BP who are on corticosteroids and who cannot be successfully tapered (so-called taper resistant patients) to evaluate symptomatic improvement and reduction in the use of steroids.

Set forth below is a summary of the ongoing study:

Summary of IMNP BP-01

Study Purpose and Design:	This is an open-label, proof-of-concept, single group study in adult patients with newly diagnosed, moderate to extensive BP or taper resistant patients

Duration per Patient:	The study consists of three periods: a screening period of up to 2 weeks, an open-label treatment period lasting 4 weeks, consisting of IV infusion of bertilimumab on Days 0 and 14 and 28, and a safety and efficacy follow-up period of approximately 13 weeks. Total duration: 84 to 118 days (±3 days). Patients receive concomitant oral steroids during the treatment and follow-up period

Primary Objective:	To evaluate the safety of bertilimumab

Secondary Objective:	To evaluate the preliminary evidence of clinical efficacy as measured by the BPDAI score (a severity outcome measure), proportion of patients achieving dose of prednisone 10mg/day at Day 84)

Exploratory Objective:	To determine change from baseline of biomarkers of inflammation

Study Sites:	Two study sites in Israel; six study sites in the US, all actively recruiting

Preliminary Patient Results:	• BPDAI reduced by an average of 84% • Oral prednisone was tapered down to 10mg or less. • No significant adverse events were reported.

Bertilimumab and Ulcerative Colitis (“UC”)

In June 2015, the Company initiated a Phase II study, IMNP UC-01, Evaluation of Safety, Efficacy, Pharmacokinetic and Pharmacodynamic of Bertilimumab in Patients with Active Moderate to Severe Ulcerative Colitis, at clinical sites in Israel. In 2016, the Company expanded the study to clinical sites in Russia.

IMNP UC-01 is a randomized, double blind, placebo-controlled, parallel group, multi-center study, seeking to enroll 42 adult patients with active moderate to severe UC. Eligible patients will be randomly assigned in a 2:1 ratio to one of two treatment groups, bertilimumab 10 mg/kg or matching placebo, respectively. The study consists of three periods: a screening period of up to 2 weeks, an open-label treatment period lasting 4 weeks consisting of IV infusion of bertilimumab on Days 0 and 14 and 28, and a safety and efficacy follow-up period of approximately 8 weeks. Primary end points are safety and efficacy, measured by a reduction in the Mayo Clinic Ulcerative Colitis Disease Index at 8 weeks. Secondary end points include assessment of mucosal injury and clinical remission. Patients are selected based on Mayo score and high levels of tissue eotaxin-1 as well as other standardized clinical criteria. The study is being conducted in 6 sites in Israel and 6 sites in Russia, all actively recruiting.

The Company is considering expanding the bertilimumab clinical development program to include severe atopic dermatitis (“AD”). Also, the Company plan to conduct preclinical studies to determine the application of bertilimumab as a possible therapeutic agent for the treatment of nonalcoholic steatohepatitis (“NASH”).

The Company believes that if successfully developed and approved by the FDA, bertilimumab could address large underserved markets with limited treatment alternatives, such as BP, an orphan indication, UC, severe AD, and NASH. The Company’s current strategy is to enter into a strategic partnership with a large pharmaceutical or biotechnology company to support and accelerate the development of bertilimumab and maximize its commercial potential.

NanoCyclo

In January 2016, the Company entered into a worldwide exclusive licensing agreement with BioNanoSim Ltd., an Israeli company led by Professor Simon Benita, former Head of the Drug Research Institute at the Hebrew University of Jerusalem, for the development of a topical nano-capsule formulation of cyclosporine. NanoCyclo is the first stable formulation to leverage nanotechnology to ensure local dermal penetration of and minimize systemic exposure to cyclosporine, a drug used orally for the treatment of psoriasis and AD. NanoCylco has the possibility of development under a 505(b)2 regulatory submission, which is typically a faster process than the traditional 505(b)1 regulatory submission required for new chemical entities, and may successfully address the multi-billion dollar AD and psoriasis markets.

Immuno-Oncology

The Company's immuno-oncology programs include the following:

Ceplene

Ceplene (histamine dihydrochloride), the Company’s lead oncology product candidate, is a first-in-class, small molecule, targeting the Histamine-2 Receptor, to be used in conjunction with low dose Interluken-2 (“IL-2”) as a means to overcome immunosuppression in AML and potentially other malignancies. Ceplene is designed to suppress tumor growth by inhibiting NOX-2, in turn inhibiting macrophage and leukemic cell ROS production, allowing IL-2 activation of Natural Killer (“NK”) cells and T cytotoxic cells (“T cells”) with consequent leukemic cell death. The Company acquired the rights to Ceplene in the U.S. and Israel in the 2013 Merger. Swedish-based Meda Pharmaceuticals own the rights to Ceplene in the rest of the world. Ceplene is approved for marketing in Europe and Israel and has been granted orphan drug status in the United States and European Union.

Ceplene functions in AML by reducing the immunosuppressive effects of reactive oxygen species on T cells and NK cells, permitting their effective activation by IL-2 in order to eliminate residual leukemic cells in patients who are in clinical complete remission. Data from a European Phase IV study, presented by researchers from the University of Gothenburg, Gothenburg, Sweden in an abstract at the American Association of Cancer Research Annual Meeting in April 2016 demonstrated that Ceplene/IL-2 treatment is highly efficacious in monocytic forms of AML (FAB M4/M5). The Company’s current research is focused on delineating the value of combining Ceplene with immune checkpoint inhibitors, which may pave the way for future trials and label expansion.

The Company has received guidance from the FDA and plans to finalize a Phase III protocol for a single pivotal Overall Survival study, supporting a new drug application in the U.S. for Ceplene in remission maintenance in AML. The study will compare Ceplene in combination with low dose Proleukin® (IL-2) vs placebo with low dose Proleukin. The primary end point is Overall Survival at 2 years with a secondary end point of Leukemia Free survival (LFS). An independent interim analysis will be conducted at one year for both futility, and to assess the one year efficacy based on Event Free Survival (EFS), with an opportunity for accelerated approval based on positive results.

In April 2017, the Company signed a letter of intent with Pint Pharma GmnH (“Pint”), a pharmaceutical company focused on Latin America and other markets, which binds the parties to seek agreement regarding an exclusive license by Pint of the rights to commercialize Ceplene throughout Latin America, including Argentina, Brazil, Chile, Colombia and Mexico. Pursuant to the anticipated final agreement, Pint will be responsible for registration of Ceplene in Latin American countries based on the existing European marketing authorization and will carry out the full commercialization of the licensed product in the territory, including Ceplene registration, pricing and reimbursement, and sales and marketing activities. In conjunction with the anticipated final agreement, Pint will make an investment of $4.0 million into the Company’s oncology subsidiary, Cytovia, Inc. to be used by Cytovia exclusively for oncology related activities.

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

Azixa

Azixa (verubulin) is a Phase II novel microtubular destabilizer that functions as a VDA. It evades multidrug resistance pumps, thus crossing the blood-brain-barrier and achieving high central nervous system concentrations. In Phase I and II clinical trials in glioblastoma multiforme (“GBM”), evidence of objective response was seen, including in patients who had failed previous bevacizumab (Avastin) therapy. Scientists in the field of angiogenesis have suggested that the combination of anti-angiogenic and VDAs may be synergistic by both disrupting existing tumor vessels and inhibiting the formation of new vessels simultaneously. The Company is continuing preclinical work studying the potential advantages of combining Azixa with immune checkpoint inhibitors. If the results of these studies warrant further investigation, the Company may plan further clinical studies for GBM as well as other solid tumors. Azixa has orphan drug status for GBM in the United States.

NanomAbs

NanomAbs is an antibody-drug conjugate platform that allows the targeted delivery of combinations of chemotherapeutics into cancer cells. NanomAbs is potentially capable of generating novel drugs with enhanced profiles as compared to stand-alone antibodies. The technology conjugates monoclonal antibodies to drug loaded nanoparticles to target drugs to specific cells. NanomAbs selectively accumulates in diseased tissues and cells, resulting in higher drug accumulation at the site of action with minimal off-target exposure. The Company plans to build a pipeline of NanomAbs for the treatment of cancer and may seek to enter into collaborative agreements with other companies to acquire complementary drugs or technologies to potentially accelerate the development of NanomAbs product candidates.

Bispecific Antibodies

In December 2015, the Company published data regarding a novel bispecific antibody in a poster presentation at the IBC Life Sciences Antibody Engineering & Therapeutics Conference in San Diego, California. The Company’s poster presentation was titled "Design and Validation of a Novel Tetravalent IgG1-like Bispecific Antibody Format". In this publication, the Company described positive study results with this novel platform for the production of tetravalent IgG1-like bispecific antibodies. The prototype bispecific antibody retained effector functions and mediated redirect killing of target cells by cytokine induced killer T cells demonstrating direct anti-cancer effects in vitro as well as anti-tumor activity and improved survival in a mouse xenograft model of disseminated leukemia. The Company believes that this newly developed platform may be used to generate novel bispecific antibodies against immune-oncology targets. This work was developed by a collaborative European consortium and funded by a European grant.

Pain

AmiKet / AmiKet Nano

AmiKet is a prescription topical analgesic cream containing a formulation of two FDA approved drugs: amitriptyline, which is a widely-used antidepressant often used in chronic pain disorders; and ketamine, an N-methyl-D-aspartic acid (“NMDA”) antagonist that is used as an intravenous anesthetic. AmiKet has completed Phase I and II clinical trials involving 1,700 patients for the treatment of neuropathic pain. In 2010, the FDA granted AmiKet orphan drug status for the treatment of postherpetic neuralgia (“PHN”). A PHN Phase III clinical trial has been designed on the basis of two statistically significant Phase II clinical trials, including one trial which has shown comparable efficacy of Amiket and oral gabapentin. In addition to PHN, Amiket may be developed for the treatment of diabetic neuropathic pain and for the treatment of chemotherapy-induced neuropathic pain.

The Company is considering developing a new improved formulation of the product utilizing nano-particle technology licensed from Yissum Research Development Company, the technology transfer company of the Hebrew University of Jerusalem, Ltd. (“Yissum”).

In October 2016, the Company entered into a consulting agreement with Joseph V. Pergolizzi Jr., MD to form an operational management team, a scientific advisory board, and a board of directors for Maxim Pharmaceuticals, the Company’s wholly-owned subsidiary that holds the rights to AmiKet, AmiKet Nano, and LidoPAIN. In March 2017, the Company and Dr. Pergolizzi agreed to terminate the consulting agreement.

The Company is assessing strategic alternatives for this non-core asset.

LidoPAIN

LidoPAIN is an adhesive-backed, lidocaine-based patch for the treatment of acute lower back pain. For a complete discussion of LidoPAIN, see Material Agreements - LidoPAIN - Endo Pharmaceuticals Inc. below. The Company is assessing strategic alternatives for this non-core asset.

Material Agreements

Bertilimumab

iCo Therapeutics Inc.

In December 2010, iCo Therapeutics Inc. (“iCo”) granted Immune an option to sub-license the use of bertilimumab for the use and development of bertilimumab for all human indications, other than ocular indications. iCo obtained exclusive license rights to intellectual property relating to bertilimumab pursuant to a license agreement with Cambridge Antibody Technology Group Plc dated December 20, 2006, and to which the Company became a party. On June 24, 2011, the Company exercised its option and obtained a worldwide license from iCo pursuant to a product sub-license agreement. The Company paid iCo upfront consideration of $0.5 million, plus common stock and warrants to purchase Immune common stock.  In addition, iCo is entitled to $32.0 million in milestone payments plus royalties. Milestones include the first dosing in a Phase III clinical trial, filing a Biologics License Application/Marketing Authorization Application (“BLA/MMA”), approval of a BLA/MAA and the achievement of $100.0 million in aggregate sales of licensed products for use in IBD.  The term of the license lasts until the expiration of all payment obligations on a country-by-country basis, at which point the license will be deemed fully paid, perpetual and irrevocable with respect to that country.  iCo retains the worldwide exclusive right to the use of bertilimumab (iCo-008) for all ocular applications.

Lonza Sales AG

In May 2012, Lonza Sales AG (“Lonza”) granted the Company a non-exclusive worldwide license under certain know-how and patent rights to use, develop, manufacture, market, sell, offer, distribute, import and export bertilimumab produced through the use of Lonza’s system of cell lines, vectors and know-how. The license may be sublicensed to any party that manufactures bertilimumab for the Company. Immune is not obligated to manufacture bertilimumab through the use of Lonza’s system.

The Company agreed to pay Lonza (i) a royalty of 1% of the net selling price of bertilimumab manufactured by Lonza; or (ii) an annual payment of approximately $0.1 million (first payable upon commencement of Phase II clinical trials) plus a royalty of 1.5% of the net selling price of bertilimumab if it is manufactured by the Company or one of its strategic partners; or (iii) an annual payment of approximately $0.5 million (first payable upon commencement of the relevant sublicense) plus a royalty of 2% of the net selling price of bertilimumab if it is manufactured by any party other than Lonza, the Company or one of its strategic partners. The royalties are subject to a 50% reduction based on the lack of certain patent protections, including the expiration of patents, on a country-by-country basis.  Unless earlier terminated, the license agreement continues until the expiration of the last enforceable valid claim to the licensed patent rights, which began to expire in 2014 and will continue to expire between 2015 and 2016, or for so long as the System Know How (as defined in the License) is identified and remains secret and substantial, whichever is later. The Company considers the System Know How as secret and substantial as of December 31, 2016 and accordingly, the license remains in effect as of that date.

On June 27, 2011, Immune and Lonza entered into an agreement for the manufacture of bertilimumab for use in certain of the Company’s Phase II clinical trials.  See “Manufacturing” below.

NanoCyclo

BioNanoSim Ltd

In January 2016, the Company, through its wholly owned subsidiary, Immune Ltd., entered into a definitive research and license agreement with BioNanoSim Ltd. (“BNS”), a Yissum spin-off company. The license was entered into pursuant to a Memorandum of Understanding, dated June 10, 2015, by and between the Company and Yissum. Under the license, the Company obtained from BNS an exclusive worldwide sublicense, with a right to further sublicense, for the development, manufacturing and commercialization of certain inventions and research results regarding Yissum’s patents in connection with nanoparticles for topical delivery of cyclosporine-A (Nanocyclo) for all topical skin indications. As consideration for the grant of the license, the Company is required to pay the following consideration:

•	an annual maintenance fee of $30,000, commencing on January 1, 2021, which will increase by 30% each year up to a maximum annual maintenance fee of $0.1 million and may be credited against royalties or milestone payments payable in the same calendar year;
•	a license fee in the amount of $0.5 million, to be paid in four equal installments to be made between January 4, 2016 and October 1, 2016;
•	royalties on net sales of products (as such term is defined in the License) by the Company of up to 5%, subject to certain possible reductions in certain jurisdictions;
•	sublicense fees in the amount of 18% of any non-sales related consideration received by the Company from a sublicense or an option to receive a sublicense for the products and/or the licensed technology (as such terms are defined in the license); and
•	milestone payments of up to approximately $4.5 million and 12,500 shares of the Company’s common stock upon the achievement of certain regulatory, clinical development and commercialization milestones, though in the event that the Company receives consideration from a sublicensee for any such milestones, the Company will pay to BNS the higher of either (a) the amount of the particular milestone payment or (b) the amount of the sublicense fees that are due for such sublicensee consideration paid to the Company.

In addition, the Company shall reimburse BNS within 60 days for expenses relating to patent fees and will sponsor a 12-month research program to prepare the program for IND submission.

For the year ended December 31, 2016, the Company paid a license fee of $0.5 million and approximately $0.2 million in research fees.

Immuno-Oncology

NanomAbs - Yissum

In April 2011, the Company entered into a license agreement with Yissum, which includes patents, research results and know-how developed by Professor Simon Benita related to the NanomAbs technology. Yissum granted the Company an exclusive license, with a right to sub-license, to make commercial use of the licensed technology in order to develop, manufacture, market, distribute or sell products derived from the license. As consideration for the grant of the license, the Company is required to pay the following consideration:

•	royalties in the amount of up to 4.5% of net sales;

•	an annual license maintenance fee between $30,000 for the first year and up to a maximum of $0.1 million from the first year through the sixth year;
•	research fees of at least $0.3 million for the first year and at least $0.1 million from the second year through the sixth year (but, not to exceed $1.8 million in the aggregate);
•	milestone payments of up to $8.6 million, based on the attainment of certain milestones, including IND application submission, patient enrollment in clinical trials, regulatory approval and commercial sales;
•	sub-license fees in amounts up to 18% of any sub-license consideration; and
•	equity consideration in the amount of 8% of the Company’s shares of common stock on a fully diluted basis.

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

Bispecific Antibodies

SATT Sud-Est

In January 2017, the Company entered into an exclusive patent sub-license agreement with SATT Sud-Est, (“SATT”) a French technology transfer office of the five universities of the Provence-Alpes-Cote-d’Azur and Corsica regions in France, relating to certain patents covering the development, use, manufacture and commercialization of monoclonal and bispecific antibodies targeting components of the tumor microenvironment and angiogenic factors. In addition, SATT, agreed to grant the Company an exclusive option relating to the pro-angio vascular endothelial growth factor (“VEGF”) invention to be filed as a patent application during the term of the agreement. The Company will have a month after the filing of the patent to exercise the option. In consideration of the sub-license and option agreement, the Company agreed to pay an approximately $0.2 million upfront payment, with $0.1 million payable in January 2017 and the remainder payable in three equal quarterly payments thereafter beginning in March 2017. In addition, the Company agreed to certain milestone and royalty payments for each monoclonal and bispecific product developed.

Atlante Biotech SAS

In December 2015, the Company entered into an exclusive license with Atlante Biotech SAS (“Atlante”) relating to the patents and know-how for a new format of bispecific antibody platform. The technology, the result of a collaborative European consortium led by Dr. Jean Kadouche and funded by a European grant, developed the novel platform for the production of tetravalent IgG1-like bispecific antibodies. A prototype bispecific antibody utilizing the platform was shown to retain effector functions and mediate redirect killing of target cells by cytokine induced killer T cells. Moreover, the bispecific antibody demonstrated direct in-vitro and in-vivo anti-cancer effects in tumor models and improved survival in a mouse xenograft model of disseminated leukemia. During the year ended December 31, 2016, the Company paid approximately $0.1 million in license fees to Atlante.

Pain

AmiKet - Dalhousie University

In July 2007, Immune entered into a license agreement with Dalhousie University (“Dalhousie”) under which the Company obtained an exclusive license to certain patents for the topical use of tricyclic anti-depressants and N-methyl-D-aspartate (“NMDA”) receptor antagonists as topical analgesics for neuralgia. These and other patents cover the combination treatment consisting of amitriptyline and ketamine in AmiKet. The Company obtained worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is further obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated or a New Drug Application (“NDA”) for AmiKet is filed with the FDA. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. In April 2014, the Company entered into a Waiver and Amendment to the license agreement pursuant to which Dalhousie agreed to irrevocably waive the Company’s obligation to pay the $0.5 million maintenance fee that was due on August 27, 2012 and August 27, 2013 and in any subsequent year. In addition, the Company agreed to pay Dalhousie royalties of 5% of net sales of licensed technology in countries in which patent coverage is available and 3% of net sales in countries in which data protection is available. Also, the parties agreed to amend the timing and increase the amounts of the milestone payments payable under the license agreement. As of December 31, 2016, and 2015, no amounts were due to Dalhousie.  Additional milestones payments will become due upon sub licensing and receipt of certain regulatory approvals, none of which have yet been met or received.

AmiKet Nano - Yissum

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

In addition, the Company will fund an annual research program in the amount of approximately $0.4 million annually, plus VAT and any applicable taxes, commencing on October 1, 2015 (or such other time as mutually agreed between the parties). The results of the research, including any patents or patent applications will automatically be licensed to the Company.

The Company paid $0.1 million and $0.2 million related to research fees for the years ended December 31, 2016 and 2015, respectively.

LidoPAIN - Endo Pharmaceuticals Inc.

In December 2003, EpiCept entered into a license agreement (“License Agreement”) with Endo Pharmaceuticals Inc. (“Endo”) under, which EpiCept granted Endo (and its affiliates) the exclusive (including as to EpiCept and its affiliates) worldwide right to commercialize LidoPAIN, adhesive-backed, lidocaine-based patch for the treatment of acute lower back pain. EpiCept also granted Endo worldwide rights to use certain of EpiCept’s patents for the development of certain other non-sterile, topical lidocaine patches, including Lidoderm, Endo’s non-sterile topical lidocaine-containing patch for the treatment of chronic lower back pain. The Company assumed the License Agreement upon the Merger.

Under the License Agreement, the Company is entitled to receive milestone payments of up to $52.5 million upon the achievement of various milestones relating to product development, regulatory approval and sales based royalties on sales of LidoPAIN and Endo’s own back pain product, if covered by the Company’s patents. Royalties are payable until generic equivalents to the LidoPAIN product are available or until expiration of the patents covering LidoPAIN, whichever is sooner. Also, the Company is eligible to receive milestone payments from Endo of up to $30 million upon the achievement of specified regulatory and net sales milestones of Lidoderm, Endo’s chronic lower back pain product candidate, if covered by the Company’s patents. The License Agreement terminates upon the later of the conclusion of the royalty term, on a country-by-country basis, and the expiration of the last applicable EpiCept patent covering licensed Endo product candidates on a country-by-country basis. Either party may terminate the agreement upon an uncured material breach by the other or, subject to the relevant bankruptcy laws, upon a bankruptcy event of the other.

In July 2015, the Company and Endo amended the License Agreement. The Company transferred to Endo its previously licensed patents related to the use of topical lidocaine in acute and chronic back pain and Endo granted to the Company a royalty-free, non-exclusive, fully transferable license to those patents. Endo will make undisclosed milestone payments to the Company if Endo receives approval for a back pain indication for a lidocaine-based product. The Company regained full exclusive rights to develop, commercialize and license LidoPAIN.

Other Material Agreements

Dr. Jean Kadouche and Alan Razafindrastita

In December 2011, Dr Jean Kadouche sold, assigned and transferred to the Company the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies (the “Human Antibody Production Technology Platform”) for 40,000 shares of the Company’s common stock and $20,000 (paid to Dr. Kadouche and Alan Razafindrastita).  Through the Human Antibody Production Technology Platform and additional laboratory work, human immune systems and specific cell lines were introduced in mice, enabling the mice to produce human monoclonal antibodies.

Shire BioChem Inc.

In connection with the Merger, the Company acquired a license agreement for the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem Inc. (“Shire BioChem”), (formerly known as BioChem Pharma, Inc.). Under the license agreement, the Company is required to pay Shire BioChem a portion of any sublicensing payments it receives if it relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million and pay a royalty on product sales if it develops the compounds internally for the treatment of a cancer indication.

MabLife SAS

In March 2012, the Company acquired from MabLife SAS (“MabLife”), a biotechnology company specializing in research and development of antibody-based therapeutics for the treatment of cancers, autoimmune and inflammatory disorders, all right, title and interest in and to the patent rights, technology and deliverables related to the anti-Ferritin monoclonal antibody (“AMB8LK”), including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins.  The consideration was: $0.6 million payable in six equal installments (total payments to date totaled $0.2 million) and royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK.  The Company is required to assign the foregoing rights back to MabLife if it fails to make any of the required payments, is declared insolvent or bankrupt or terminates the agreement.

In February 2014, the Company acquired from MabLife all rights, titles and interests in and to the secondary patent rights related to the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, Nucleotide and protein sequences of an antibody directed against an epitope common to human acidic and basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences.

In the first quarter of 2015, MabLife informed the Company that it had filed for bankruptcy.

Intellectual Property and Exclusivity

The Company seeks to protect its product candidates and its technology through a combination of patents, trade secrets, proprietary know-how, regulatory exclusivity and contractual restrictions on disclosure.

The Company owns or licenses rights with respect to patents and patent applications relating to bertilimumab, AmiKet, Ceplene, antibodies and other product candidates. The patent positions for the Company’s product candidates and platforms include 23 granted U.S. patents, 67 granted foreign patents, 10 pending U.S. applications, and 24 pending foreign patent applications. Where possible, the Company intends to seek patent term extensions in the United States for approved products. The length of the patent term extension will vary and is related to the length of time the drug is under regulatory review while the patent is in force. The Company’s patent positions are as follows:

•	A license to a patent family that covers a composition of matter of bertilimumab and a method of using bertilimumab to screen for an antibody or antibody fragment that binds eotaxin-1, including: four registered patents in the United States and registered patents in Europe (Switzerland, Germany, France, and Ireland), Brazil, Canada, Israel, Australia, Japan, New Zealand and Singapore, and one pending patent applications in the United States. The foreign patents and patents granted with respect to pending patent applications in this family will expire, without extension, in March 2021.
•	All rights, title and interest in and to a patent application family that covers a method for treating an IBD with an anti-human eotaxin antibody, including bertilimumab in the United States, Europe, Australia, Canada, China, Israel, and New Zealand. Any patents granted with respect to the pending patent application will expire, without extension, in March 2034.

•	All rights, title and interest in and to the U.S. and European (Germany, Switzerland, Spain, UK, Italy, and France) registered patents that cover antibody composition of matter and/or methods of use for targeting of a molecule to certain tumors and for localizing a tumor in a subject. The European patent granted with respect to the pending patent applications in this family will expire, without extension, in January 2020. The U.S. patent, which benefits from patent term adjustment from the United States Patent and Trademark Office (“USPTO”), will expire in January 2022.
•	All rights, title and interest in and to a registered U.S. patent, a registered European patent (Belgium, Switzerland, Germany, Spain, France, UK, Ireland, Italy, and the Netherlands), and two pending patent applications in Canada and the U.S. claiming a chimeric antibody. The granted U.S. patent, which benefits from patent term adjustment from the USPTO, will expire in July 2030. The European patents and any patents granted with respect to the pending patent applications will expire, without extension, in September 2027.
•	A license to a patent family that covers polymer-based nanoparticles for the dermal or systemic delivery of therapeutic compounds. Patent applications for this family are pending in Australia, Canada, China, Europe, Israel, India, Japan, South Korea, and the U.S. Any patents granted with respect to this pending patent application will expire, without extension, in January 2032.
•	All rights, title and interest in and to a U.S. patent application related to the Human Antibody Production Technology Platform. Any patent granted with respect to the pending patent application will expire, without extension, in May 2033.
•	All rights, title and interest in and to several families of patents related to the AmiKet product, including four granted U.S. patents, as well as granted patents in Australia, Canada, China, Hong Kong, Israel, Mexico, and New Zealand. Patent applications for this family are pending in Chile, Japan, Mexico and Venezuela. These granted patents and any patents granted with respect to any pending patent applications will expire, without extension, between 2017 and 2023. These patents and patent application have claims directed to topical uses of tricyclic antidepressants, such as amitriptyline, and NMDA receptor antagonists, such as ketamine, as treatments for relieving pain, including neuropathic pain.
•	All rights, title and interest in and to patents covering the synthesis of histamine dihydrochloride (Ceplene) and its use for treating cancer, including three granted U.S. patents, as well as a registered European patent (Austria, Belgium, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Monaco, Netherlands, Portugal, Spain, Sweden, Switzerland, and UK). The U.S. patents will expire in May 2016 and January 2019, and the other patents will expire in December 2019.
•	All rights, title and interest in and to U.S. Canadian, and Japanese patents and a European patent application related to crolibulin, structurally related analogs, and uses thereof. The U.S. patent will expire, without extension, in November 2029. The granted Canadian patent and any pending patent applications will expire in July 2027.

The Company seeks to protect its proprietary information by requiring its employees, consultants, contractors, outside partners and other advisers to execute, as appropriate, nondisclosure and assignment of invention agreements upon commencement of their employment or engagement. Immune also requires confidentiality or material transfer agreements from third parties that receive its confidential data or materials.

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

The pharmaceutical, biotechnology and other life sciences industries are characterized by the existence of a large number of patents and frequent litigation based upon allegations of patent infringement. The Company believes that its current activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States and Section 55.2(1) of the Canadian Patent Act, each of which covers activities related to developing information for submission to the FDA and its counterpart agency in Canada. As the Company’s product candidates progress toward commercialization, the possibility of an infringement claim against it increases. Although the Company attempts to ensure that its product candidates and the methods it employs to manufacture them do not infringe other parties’ patents and other proprietary rights, competitors or other parties may assert that the Company infringed on their proprietary rights.

Trade Secrets and Proprietary Information

In addition to patents, the Company relies on trade secrets and technical know-how to develop and maintain its competitive position. Trade secrets and technical know-how can be difficult to protect. The Company seeks to protect its proprietary processes, in part, by confidentiality agreements and invention assignment agreements with its employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect its proprietary information. The Company also seeks to preserve the integrity and confidentiality of its data, trade secrets and technical know-how by maintaining physical security of its premises and physical and electronic security of its information technology systems. Although the Company has confidence in these individuals, organizations and systems, such agreements or security measures may be breached, and it may not have adequate remedies for any breach. In addition, the Company’s trade secrets may otherwise become known or be independently discovered by competitors or others.

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

On June 27, 2011, Immune signed a manufacturing agreement with Lonza, relating to the Phase II production of bertilimumab using Lonza’s proprietary cell line technology. Under the agreement, Lonza will produce Phase II clinical trial material at its mammalian development and manufacturing facility and prepare documentation required for submission to the FDA, including the applicable clinical trial application.  To date, two clinical batches have been produced and delivered by Lonza under this agreement. A third batch is being manufactured to support additional pilot clinical trials.  The Company relies on certain third parties to perform filling, finishing, labeling, packaging, distribution, laboratory testing and other services related to the manufacture of bertilimumab clinical supply.

In 2014, the Company entered into an agreement with Probiogen AG to develop a new Chinese Hamster Ovary (“CHO”) derived cell line with improved characteristics, including higher productivity. In 2015, the Company transferred the cell line to STC Biologics for the development of the new manufacturing process for bertilimumab. The cell line and manufacturing process are fully owned by the Company, without any obligation to pay royalties or further consideration and without restrictions on selection of future manufacturing partners. In 2016, the Company signed an agreement for the transfer of the new manufacturing process of bertilimumab to MassBiologics for scale up and GMP production for clinical trials.

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

Contract Research Organizations

Immune outsources clinical trial activities to Clinical Research Organizations (“CROs”). The Company’s clinical CROs comply with guidelines from the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, which attempt to harmonize the FDA and the European Medicines Agency (“EMA”) regulations and guidelines. Immune creates and implements the drug development plans and manages the CROs according to the specific requirements of the drug candidate under development. To the extent clinical research is conducted by the CROs (or the Company in the future), compliance with certain federal regulations, including but not limited to 21 C.F.R. parts 50, 54, 56, 58 and 318, which pertain to, among other things, institutional review boards, informed consent, financial conflicts of interest by investigators, good laboratory practices and submitting IND applications, may be required.

Marketing, Sales and Commercialization

The Company does not have any internal sales, marketing or distribution infrastructure or capabilities. In the event the Company receives regulatory approval for its product candidates, it intends, where appropriate, to pursue commercialization relationships, including strategic alliances and licensing, with pharmaceutical companies and other strategic partners, which are equipped to market and/or sell the Company’s products, if any, through their well-developed sales, marketing and distribution organizations in order to gain access to global markets. In addition, the Company may out-license some or all of its worldwide patent rights to more than one party to achieve the fullest development, marketing and distribution of any products it develops. Over the longer term, the Company may consider ultimately building an internal marketing, sales and commercial infrastructure.

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

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our drug candidates.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and the implementing of regulations in the FDCA. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications (“NDAs”) withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
•	performance of adequate and well controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication;
•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current GMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•	FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational new drug to human patients under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research patients provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (the “NIH”) for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase I clinical trial: The drug is initially introduced into healthy human volunteers or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•	Phase II clinical trial: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•	Phase III clinical trial: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Each of Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act (the “Cures Act”) which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the latest of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase II or Phase III trial of the investigational drug.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003 (“PREA”) as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with Current Good Manufacturing Practice (“cGMP”) requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase IV clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drug Act

Under the Orphan Drug Act of 1983, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the name of the sponsor, identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not shorten the duration of the regulatory review or approval process, but does provide certain advantages, such as a waiver of PDUFA fees, enhanced access to FDA staff and potential waiver of pediatric research requirements.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

The Company intends to pursue orphan drug designation for bertilimumab as a therapeutic agent for BP and potentially for other future drug candidates as we deem it appropriate. Even if we were to obtain orphan drug designation for a drug candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Coverage and Reimbursement

Sales of our drug candidates, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage or reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of our drug candidates, once approved, and have a material adverse effect on our sales, results of operations and financial condition.

Other Healthcare Laws

Because of our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors, we will also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we will conduct our business, including our clinical research, proposed sales, marketing and educational programs. Failure to comply with these laws, where applicable, can result in the imposition of significant civil penalties, criminal penalties, or both.

The U.S. laws that may affect our ability to operate, among others, include: the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; certain state laws governing the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

In addition, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Healthcare Reform

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products.

For example, implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, collectively the Affordable Care Act (“PPACA”) has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The PPACA, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA. Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA. In addition, the current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the PPACA. However, consensus over the scope of the American Health Care Act could not be reached by its proponents in the U.S. House of Representatives. Thus, the proposed legislation has been withdrawn. Further, the House of Representatives recently passed the American Health Care Act of 2017 (the “AHCA”), which would repeal significant portions of the Healthcare Reform Law, if it becomes law.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

The Company expects that additional federal and state, as well as foreign, healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or additional pricing pressure.

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

Research and Development

We have devoted substantial efforts and resources to advancing our intellectual property estate and scientific research and drug development. Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, it is not possible to accurately predict future spending or time to completion by project or project category. Research and Development costs were $8.3 million and $5.9 million during the fiscal years ended December 31, 2016 and 2015, respectively. The Company will require additional investments in research and development to bring its product candidates to market.

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

Employees

As of May 16, 2017, the Company’s workforce consisted of nine full time U.S. and three full time Israeli employees.

Corporate and Available Information

Immune (formerly EpiCept) was incorporated in Delaware in March 1993. Immune Ltd., incorporated in Israel in July 2010, entered into a definitive merger agreement with Immune in November 2012, which was completed on August 25, 2013. Immune’s principal executive offices are located at 550 Sylvan Avenue, Suite 101, Englewood Cliffs, NJ 07632. The Company’s telephone number is (201) 464-2677, and its website address is www.immunepharma.com. The information contained in, or accessible through, the Company’s website does not constitute a part this Annual Report on Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investors — SEC Filings” section of its website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s shares of common stock are listed on The NASDAQ Capital Market and NASDAQ OMX, First North Premier, Stockholm under the symbol “IMNP.”

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

Risks Relating to our Financial Position and Need for Additional Capital

We have limited liquidity and, as a result, we may not be able to meet our obligations under existing debt agreements.

Since our inception in July 2010, we have incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. For the fiscal year ended December 31, 2016, we incurred net losses of $32.7 million and a total accumulated deficit of $95.6 million. To date, we have financed our operations primarily through private placements of common stock and preferred stock, public offering, convertible debt securities and borrowings under secured loans. Our revenue to date has consisted of royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing bertilimumab, our Phase II drug for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of bertilimumab, NanomAbs or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue the research and development of our product candidates.

We believe that our available cash and short-term investments as of the date of this filing may not be sufficient to fund our anticipated level of operations for at least the next 12 months. Management believes the Company’s ability to continue its operations depends on its ability to access capital markets and generate and grow revenue though management believes that the Company will continue to incur losses for the immediate future. The Company expects to finance its cash needs from additional equity or debt financing, or strategic alliances on products in until it can achieve profitability and positive cash flows from operating activities, if ever.

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

None of the Company’s drug candidates has received FDA or foreign regulatory marketing approval (except Ceplene). In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that its clinical data and that of its collaborators establish the safety and efficacy of the Company’s drug candidates. Furthermore, the Company’s strategy includes entering into collaborations with third parties to participate in the development and commercialization of its products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under the Company’s control. The Company cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect its development plan or capital requirements.

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

 Our operations have consumed substantial amounts of cash since our inception in 2010. We will require additional capital for the further development and commercialization of our product candidates as well as to fund our other operating expenses and capital expenditures.

We cannot be certain that additional funding will be available on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and results of operations.

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

We commenced operations in 2010. Our limited operating history hinders an evaluation of our prospects, which should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a business in a new industry, characterized by a number of market entrants and intense competition, and in the shift from development to commercialization of new products based on innovative technologies.

We may incur significant operating losses over the next several years. Our ability to achieve profitable operations in the future will depend in large part upon successful development of our product candidates or in-licensing of products approved by the FDA, selling and manufacturing these products, completing development of our products, obtaining regulatory approvals for these products, and bringing these products to market. The likelihood of the long-term success of our company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new drug products, competitive factors in the marketplace, as well as the regulatory environment in which we operate.

Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel to satisfy needs from expected growth. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations. As a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

We have incurred operating losses since our inception. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

At December 31, 2016, we had a working capital deficit of $8.5 million. Our accumulated deficit amounted to $95.6 million and $63.0 million at December 31, 2016 and December 2015, respectively. Our net loss for the years ended December 31, 2016 and 2015 was $32.7 million and $17.2 million, respectively. Net cash used in operating activities for the years ended December 31, 2016 and 2015 was $12.3 million and $13.9 million, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt financings. As of December 31, 2016, we had cash, and cash equivalents of $0.3 million. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to cease or curtail our development activities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on existing stockholders.

Our auditors have expressed doubt about our ability to continue as a going concern. We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing substantial doubt about our ability to continue as a going concern.

The Independent Registered Public Accounting Firm’s Report issued in connection with our audited financial statements for the year ended December 31, 2016 stated that there is “substantial doubt about the Company’s ability to continue as a going concern”. If we are not able to continue our business as a going concern, we may be forced to liquidate our assets for an amount less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose part or all of their investment. Our ability to continue as a going concern is dependent on a combination of several factors, including, our ability to issue debt or equity securities to investors, license or sell our product candidates to other pharmaceutical companies, and generate revenues from successfully developed products. We have limited capital resources and our operations, since inception, have been funded by the proceeds of equity and debt financings.

The terms of our loan and security agreement place restrictions on our operating and financial flexibility. If we raise additional capital through this facility, the terms of any new debt could further restrict our ability to operate our business.

As of May 16, 2017, the outstanding principal balance of our loan and security agreement with Hercules Capital, Inc. was $2.5 million. The loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making certain investments, incurring liens and selling certain assets in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

If we fail to comply with the continued minimum closing bid requirements of the NASDAQ Capital Market LLC (“NASDAQ”) or other requirements for continued listing, our Common Stock may be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.

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

A delisting of our Common Stock from the NASDAQ could materially reduce the liquidity of our Common Stock and result in a corresponding material reduction in the price of our Common Stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

On January 5, 2016, we received a notification letter from NASDAQ informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share. This notice had no immediate effect on our NASDAQ listing and we had 180 calendar days, or until July 5, 2016, to regain compliance. To regain compliance, the closing bid price of our securities must be at least $1.00 per share for a minimum of ten consecutive business days.

On July 6, 2016, we received a notification from the Listing Qualifications Department of The NASDAQ indicating that the Company had been granted an additional 180-calendar day extension, or until January 3, 2017, to regain compliance with the requirements under NASDAQ Listing Rule 5810(c)(3) (the “Rule”). The notification stated that extension determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market, with the exception of the bid price requirement. The notification had no immediate effect on the NASDAQ listing or trading of the Company’s Common Stock.

On January 4, 2017, the Company received a letter from the NASDAQ Listing Qualifications Staff (the “Staff”) stating that the Staff has determined to delist the Company’s securities from the NASDAQ because the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing set forth in the NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), unless the Company timely requests a hearing before the NASDAQ’s Hearings Panel (the “Panel”) by January 11, 2017.

On March 13, 2017 the Company, announced that following a hearing on March 9, 2017, where the Company presented its plan to regain compliance including ongoing business events, the Nasdaq Hearings Panel (the "Panel") granted the Company's request for additional time to comply with Nasdaq listing requirements, subject to the following: (i) on or before April 14, 2017, the Company must inform the Panel that it has effected a split in a ratio sufficient to cure the deficiency and (ii) on or before May 1, 2017, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. On April 13, 2017, the Company effected a 1-for-20 reverse stock split under a new CUSIP number 45254C200.

Our management has identified internal control deficiencies, which our management believes constitute material weaknesses. Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

In connection with the preparation of our audited financial statements for the year ended December 31, 2016 and 2015 we concluded that a material weakness existed in internal control over financial reporting. As of December 31, 2016, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations (2013) (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016. In connection with the above assessment, Immune management identified a material weakness in the control environment relating to lack of sufficient entity level controls, segregation of duties issues due to lack of sufficient accounting and finance personnel and lack of a sufficient technology infrastructure to support the financial reporting function.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions. Although the Company has attempted to address the identified material weaknesses, management has concluded that the Company's internal controls over financial reporting were not effective at December 31, 2016. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, financial condition or liquidity.

We may be unable to license our product candidate AmiKet on terms that reflect the current carrying value of the asset, or at all, which would negatively affect our financial condition and results of operations.

We perform an analysis periodically to determine whether an impairment of our intangible non-depreciable assets. Our most recent impairment analysis determined that a change in the carrying value of in-process research and development (“IPR&D”) related to the AmiKet license agreement was required. As a result, we decreased the carrying value of the IPR&D asset from $27.5 million as of December 31, 2015 to $15.0 million as of December 31, 2016. There is no assurance that future analysis would not result in further impairment of the fair value attributable to the AmiKet IPR&D. We are attempting to license or sell AmiKet. If we are unable to do so or if we sell or license AmiKet on terms materially less favorable than the assumptions used in the current valuation of the AmiKet IPR&D, the carrying value of the asset would be further impaired, which could materially adversely affect our financial condition and results of operations.

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

We are exposed to fluctuations in currency exchange rates, which could have an adverse effect on us.

Our foreign currency exposures gives rise to market risk associated with exchange rate movements of the U.S. dollar, our functional and reporting currency, mainly against the New Israeli Shekel, (“NIS”), the Euro and the British pound sterling. A significant portion of our expenses are denominated in U.S. dollars (with certain expenses payable to Israeli personnel, including sub-contractors and consultants, in the NIS). Our U.S. dollar expenses consist principally of payments made to personnel in the U.S., including sub-contractors and consultants for preclinical studies, clinical trials and other research and development activities. We anticipate that the bulk of our expenses will continue to be denominated in U.S. dollars and the NIS. If the U.S. dollar fluctuates significantly against the NIS, the Euro or the British pound sterling it may have a negative impact on our results of operations.

To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from the material adverse effects of such fluctuations. Exchange rate fluctuations resulting in a devaluation of the NIS, the Euro or the British pound sterling compared with the U.S. dollar could have a material adverse impact on our results of operations and share price.

Risks Related to Regulatory Development, Approval and other Legal Compliance

The use of FDA-approved therapeutics in AmiKet could require us or a licensee to conduct additional preclinical studies and clinical trials, which could increase development costs and lengthen the regulatory approval process.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years. If additional clinical trials are required for certain jurisdictions, these trials can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved, and may ultimately be unsuccessful. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application, may cause delays in the review and approval of an application. In addition, there is still uncertainty with respect to the impact President Trump’s administration and the Congress may have, if any, and any changes will likely take time to unfold. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and product candidates. In addition, President Trump has indicated that reducing the price of prescription drugs will be a priority of his administration. The implementation of any price controls or caps on prescription drugs, whether at the federal level or state level, could adversely affect our business, operating results and financial condition.

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

Although we have met with the FDA regarding the development of bertilimumab, it is possible that the FDA may change its requirements or require us to conduct additional preclinical studies and/or clinical trials that may delay the development and approval of this drug. Unfavorable data from our clinical trials may restrict the potential development and commercialization of bertilimumab or lead to the termination of its development.

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

We rely on third parties over which we have little or no control to conduct clinical trials for our product candidates and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

The nature of clinical trials and our business strategy requires us to rely on clinical research centers and other third parties to assist us with clinical testing and certain research and development activities. As a result, our success is dependent upon the success of these third parties in performing their responsibilities. We cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by such third parties. If such contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our product candidates could be delayed. We may enter into agreements from time to time with additional third parties for our other product candidates whereby these third parties undertake significant responsibility for research, clinical trials or other aspects of obtaining FDA approval. As a result, we may face delays if these additional third parties do not conduct clinical studies and trials, or prepare or file regulatory related documents, in a timely or competent fashion. The conduct of the clinical studies by, and the regulatory strategies of, these additional third parties, over which we have limited or no control, may delay or prevent regulatory approval of our product candidates, which would delay or limit our ability to generate revenue from product sales.

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

We may not be able to obtain orphan drug exclusivity for our product candidates, particularly for bertilimumab in bullous pemphigoid or for NanomAbs in certain infrequent cancer indications.

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

AmiKet’s primary patents are expiring in 2021 and are essentially limited to the U.S. We are assuming that a marketing exclusivity of up to five years will be available under the Patent Term Restoration in the United States and under other forms in Europe and Japan to compensate for the extended development time. This marketing exclusivity may not be deemed to be applicable to AmiKet or may be reduced to less than five years in one or multiple jurisdiction. AmiKet has been granted orphan drug status for Post Herpetic Neuralgia (“PHN”), which confers a seven-year marketing exclusivity in the U.S. for that indication. Orphan drug exclusivity may be reduced or eliminated by regulators before AmiKet enjoys all or part of this protection.

Risks Related to Our Dependence on Third Parties

Any collaborations that we enter into could be important to our business. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We intend to enter into collaborations with other biopharmaceutical companies to develop our product candidates and generate funding for our research programs. Currently, we have no agreement with any commercial partner and we may never secure a commercial partner. These collaborations may pose a number of risks, including:

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
32

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S. If we fail to apply for intellectual property protection or if we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more effectively against us, which could adversely affect our competitive position, as well as our business, financial condition and results of operations.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

In addition, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding the patentability of our inventions relating to our product candidates and/or the enforceability, validity or scope of protection offered by our patents relating to our product candidates.

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

Risks Related to Our Business and Industry

 We are heavily dependent on the success of our technologies and product candidates, and we cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

Although we are planning for certain clinical trials relating to bertilimumab, we may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and physicians may continue to rely on these treatments. In addition, many new drugs have been recently approved and many more are in the pipeline for the same diseases for which we are developing our product candidates. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy, safety and other potential advantages compared to alternative treatments;
•	ability to offer products for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	strength of marketing and distribution support;
•	availability of third-party coverage and adequate reimbursement for our product candidates;

•	prevalence and severity of their side effects;
•	any restrictions on the use of our products together with other medications;
•	interactions of our products with other medicines patients are taking; and
•	inability of certain types of patients to take the product.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Major competing products to our lead drug, bertilimumab, such as Remicade and Humira are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products. Multiple other new drugs will be launched prior to bertilimumab in its various target indications but may limit its potential market acceptance. NanomAbs are competing with other ligand nanoparticle conjugates developed by well-funded companies such as BIND Therapeutics and Merrimack. They are also competing with other types of Bio-Conjugates including antibody drug conjugates developed by Seattle Genetics and Immunogen. Insufficient funding or inability to secure timely corporate partnerships will prevent us from successfully developing the commercial opportunity with NanomAbs.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved for by the FDA or similar regulatory authorities outside the U.S. Moreover, eligibility for reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We currently hold $5.0 million in clinical trial liability insurance coverage in the aggregate and per incident, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We are highly dependent on the principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

In addition to our U.S. operations, we have operations in Israel through our wholly-owned subsidiary, Immune Pharmaceuticals Ltd. We face risks associated with our operations in Israel, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We are also conducting and in the future plan to continue to conduct clinical trials of product candidates in Israel. We are subject to numerous risks associated with international business activities in Israel and elsewhere, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In February 2015, the Company’s corporate headquarters was relocated to New York, NY under a lease agreement with Alexandria Real Estate, which was to expire in 2020. On August 13, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for lab space and offices for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space, as amended, was to be $30,000 per month, subject to annual rent escalations. On January 15, 2016, Immune Ltd. signed a one year lease agreement with a renewal option for an additional year for new office space in Israel. The Company recorded rent expense of $0.6 million and $0.4 million for the years ended December 31, 2016 and, 2015, respectively.

Effective May 1, 2017, the Company terminated the lease agreement with Alexandria Real Estate and forfeited a security deposit in the amount of $177,000 and relocated its headquarters to Englewood Cliffs, NJ and currently occupies office space on a month to month basis. The Company has relocated its drug development activities, most of which are outsourced to third party service providers, to shared office space in New York City.

ITEM 3. LEGAL PROCEEDINGS

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. During the year ended December 31, 2015, in connection with the trial, the Company incurred approximately $0.5 million of legal costs, $0.2 million which were settled in cash, and 5,830 shares of stock, with a fair value of $0.2 million which is included in general and administrative expenses in the consolidated statements of operations. The Company issued an additional 2,000 shares on April 1, 2015 with a fair value of $70,000 to settle current outstanding legal costs. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial. On October 9, 2015, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and, as of December 31, 2016, the court has made no ruling. During the years ended December 31, 2016 and 2015, in connection with this litigation matter, the Company incurred approximately $0.1 and $0.4 million, respectively, of legal costs.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock has been listed on The NASDAQ Capital Market under the symbol “IMNP” since August 21, 2014. The last reported sale price for the Company’s common stock on May 16, 2017, was $2.61 per share.

The table below sets forth closing information on the range of high and low sales prices for the Company’s common stock as reported by The NASDAQ Capital Market during the periods indicated on a post-split basis.

	High	Low
2016
First Quarter	$16.60	$8.00
Second Quarter	12.80	4.00
Third Quarter	11.00	5.00
Fourth Quarter	7.20	3.20

2015
First Quarter	$46.40	$30.00
Second Quarter	45.60	33.80
Third Quarter	39.40	20.40
Fourth Quarter	30.80	12.20

Stockholders

As of May 16, 2017, there were approximately 92 stockholders of record of the Company’s 10,027,057 outstanding shares of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

The Company has never declared or paid dividends on its common stock and does not anticipate paying any cash dividends for the foreseeable future. The Company’s ability to pay cash dividends is prohibited by the terms of its credit facility with Hercules Capital.

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and the “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

The Company is a clinical stage biopharmaceutical company specializing in the development of novel targeted therapeutic agents in the fields of immuno-inflammation, dermatology and immuno-oncology. The Company’s leading product candidate is bertilimumab, a clinical-stage, first-in-class, fully human antibody, which targets eotaxin-1, a key regulator of immuno-inflammation. The Company’s asset portfolio includes NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis. The Company’s immuno-oncology pipeline includes Ceplene, which is effective for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) and Azixa and crolibulin, two clinical-stage, vascular disrupting agents (“VDA”), which have demonstrated encouraging preliminary proof of concept study results. In addition, the Company has two immuno- oncology platform assets, consisting of a bispecific antibody platform and a nanotechnology combination platform, which it refers to as “NanomAbs”.

The Company’s current product portfolio is summarized below:

Product(s)/ Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights

IMMUNO-INFLAMMATION and DERMATOLOGY
Bertilimumab	Bullous Pemphigoid IBD (Crohn’s and ulcerative colitis)	Phase II Phase II	Immune Immune
NanoCyclo (cyclosporin-A)	Atopic Dermatitis, Psoriasis	Preclinical	Immune

IMMUNO-ONCOLOGY
Ceplene/IL-2	Acute Myeloid Leukemia	Phase III (US) Approved (EU)	Immune (Americas, Israel) Meda AB (EU, RoW)
Crolibulin	Solid Tumors	Phase II	Immune
Azixa	Glioblastoma multiforme	Phase II	Immune
NanomAbs	Solid Tumors	Preclinical	Immune
Bispecific Antibodies	Oncology	Preclinical	Immune

PAIN
AmiKet	Neuropathic Pain	Phase II	Immune
LidoPAIN	Pain	Phase II	Immune

Ceplene®, CrolibulinTM, Azixa®, AmiKetTM and LidoPain® are trademarks that the Company owns. Each trademark, trade name or service mark of any other company appearing in this annual report on Form 10-K belongs to its respective holder.

Business Strategy

The Company’s core business strategy is to build a portfolio of novel immunotherapies and compounds with the potential to treat or prevent severe inflammatory diseases in dermatology, gastroenterology and cancer, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. Additionally, the Company may seek to acquire commercial stage drugs in the field of immuno-oncology. The Company intends to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications.

In April 2017, the Company announced a corporate restructuring with the objective of prioritizing and segregating its research and development efforts on a focused set of products in inflammatory disease and dermatology and strengthening its financial position. Under this strategy, the Company intends to focus its business on immuno-inflammation in general, and immuno-dermatology in particular, by developing its core asset, bertilimumab, and by developing topical nano-cyclosporine for the treatment of atopic dermatitis and moderate psoriasis. The Company intends to segregate its oncology business into its wholly-owned subsidiary, Cytovia, Inc. (“Cytovia”) and pursue a possible spin-off of Cytovia into a separate, stand-alone company. Cytovia will focus on the development and commercialization of novel immuno-oncology and hematology therapeutics, led by Ceplene, Azixa, crolibulin and the Company’s bispecific antibody platform. Additionally, Cytovia may seek to acquire commercial stage drugs in the field of immuno-oncology.

Recent Developments

Private Placement Offering

On May 4, 2017, the Company announced that it had entered into definitive agreements with several institutional investors for a private placement of up to $3.4 million of convertible debentures. The debentures are convertible at any time into up to 1,245,675 shares of the Company's common stock at a conversion price of $2.89 per share, subject to adjustment.  In addition, the investors will receive up to 680,000 shares of the Company's common stock. The sale of the debentures will be implemented in multiple closings. The Company sold $1.5 million of convertible debentures to the investors at the initial closing of the transaction and will sell the remaining $1.9 million to the investors in subsequent closings linked to the achievement of certain milestones. The initial closing of the transaction took place on May 9, 2017. Maxim Group LLC is acting as the sole placement agent for the offering.

Corporate restructuring

On April 24, 2017, the Company announced a corporate restructuring with the objective of prioritizing and segregating its research and development efforts on a focused set of products in inflammatory disease and dermatology and strengthening its financial position. In line with this prioritization, the Company's Board of Directors authorized Dr. Daniel Teper to lead the Company's oncology business within the Company's Cytovia, Inc. subsidiary and to pursue a possible spin-off of Cytovia into a separate, stand-alone company independent from Immune. Cytovia will focus on the development and commercialization of Immune’s novel immuno-oncology and hematology therapeutic agents and product candidates, including Ceplene for administration in combination with low dose IL-2 for the remission maintenance of patients with AML, crolibulin, Azixa, NanomAbs and the Company’s bispecific antibody platform technology.

In connection with this restructuring, Dr. Daniel Teper resigned as Chief Executive Officer (“CEO”) of Immune in order to focus his efforts exclusively on leading Cytovia. The terms of the resignation are specified in a Separation Agreement entered into by and between Dr. Teper and the Company on April 21, 2017. Dr. Teper remains a member of the Company’s Board.

The Company’s Board appointed Elliot Maza, JD, CPA as Interim CEO, to serve until a new CEO of Immune is identified. In connection with his appointment to the position of interim CEO, Mr. Maza resigned from the Audit and Compensation Committees of the Board but continues to serve as a director.

Dr. Monica E. Luchi, Executive Vice President Global Drug Development and Chief Medical Officer, has assumed the title of President, Immune Pharmaceuticals Inflammatory Disease and Dermatology Division. Under the leadership of Mr. Maza and Dr. Luchi, Immune will focus its business on immuno-inflammation in general, and immuno-dermatology in particular, by developing its core asset, bertilimumab, a first in class human monoclonal antibody in Phase II development in BP and UC and with application for severe AD. Immune intends to continue to focus on the development of topical nano-cyclosporine the treatment of AD and moderate psoriasis.

Reverse stock split

On April 12, 2017, the Company announced a reverse stock split of its shares of common stock at a ratio of 1-for-20. Beginning with the opening of trading on April 13, 2017, the common stock began trading on a post-split basis on the NASDAQ. The Company’s stockholders approved the reverse stock split at its 2016 Annual Meeting held on December 20, 2016. The primary purpose of the reverse stock split was to enable Immune to regain compliance with the $1.00 minimum bid price requirement for continued listing on NASDAQ. All share and per share amounts in this Form 10-K have been reflected on a post-split basis.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

Revenues

The Company recorded no revenue during the years ended December 31, 2016 and 2015. The Company is in the early stages of development of its product candidates, and it has not completed the development of bertilimumab, NanomAbs or other drug candidates. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense ($ in thousands)

	Years ended December 31,
	2016	2015	Change
Research and development	$8,333	$5,935	$2,398

Research and development (“R&D”) expenses increased by $2.4 million or 40% during the year ended December 31, 2016 to $8.3 million, compared to $5.9 million during the year ended December 31, 2015. The increase resulted from an increase in pre-clinical and clinical trials costs related to bertilimumab of approximately $1.2 million, license and research fees for the nanocapsule technology licensed from BNS of approximately $0.9 million and an increase in stock-based compensation expense of $0.5 million. This increase in R&D expense was partially offset by a decrease in AmiKet development expense of approximately $0.2 million.

General and administrative expense ($ in thousands)

	Years ended December 31,
	2016	2015	Change
General and administrative	$6,427	$9,789	$(3,362)

General and administrative (“G&A”) expenses decreased by $3.4 million or 34% during the year ended December 31, 2016 to $6.4 million, compared to $9.8 million during the year ended December 31, 2015. The decrease was due primarily to a decrease in stock-based compensation, legal fees, rent and business development expenses. Stock-based compensation expense in 2016 was $1.3 million less than the corresponding expense for 2015 as a result of a decrease in the fair value of option and warrants granted during the year. Legal fees in 2016 were $0.8 million lower than in 2015 as a result of a decrease in fees incurred in connection with litigation matters. The reversal of a rent liability related to one of the Company's office locations reduced G&A expense by $0.6 million. Business development expenses in 2016 were $0.6 million less than the corresponding expenses for 2015 because the Company increased its reliance on full time employees for its business development needs rather than external consultants.

In-process research and development impairment expense ($ in thousands)

	Years ended December 31,
	2016	2015	Change

In-process research and development impairment expense	$12,500	$-	$12,500

In-process research and development impairment expenses of $12.5 million in 2016 was related to the write down of the Company’s IPR&D related to AmiKet, based on the following factors: in consideration of the Company’s market capitalization; failure to execute a sale or partnership of AmiKet; and a decision by the Company to postpone any further development of AmiKet.

Non-operating expense ($ in thousands)

	Years ended December 31,
	2016	2015	Change

Non-operating expense	$10,257	$1,433	$8,824

Non-operating expense amounted to $10.3 million during year ended December 31, 2016, compared with non-operating expense of $1.4 million during year ended December 31, 2015, an increase of $8.8 million.

Non-operating expense also included interest expense of $1.3 million, primarily relating to cash interest paid and amortization of the debt discount for the Company’s loan and security agreement with Hercules as well as a loss on the change in fair value of derivative liability instruments of $8.7 million. The loss on the change in fair value of derivative liability instruments represents the change in fair value of the derivative liability associated with the Discover Series D Preferred Stock. Interest expense also included $0.3 million in liquidated damages related to the convertible note with HLHW IV, LLC. (See Note 9).

Non-operating expense for the year ended December 31, 2015 consisted of interest expense of $0.8 million, primarily relating to cash interest paid and amortization of the debt discount for the Company’s loan and security agreement with Hercules and the senior secured term loan with Midcap, loss on the change in fair value of derivative liability instruments of $0.1 million and loss on extinguishment of debt of $0.5 million. The loss on the change in fair value of derivative liability instruments represents the change in fair value of the Hercules warrants issued in conjunction with the Hercules loan and security agreement and the change in fair value of the derivative liability associated with the Discover Series D Preferred Stock. The Company recorded a loss on extinguishment of debt of $0.5 million, which primarily represented early termination fees related to the repayment of the MidCap loan.

Income tax benefit ($ in thousands)

	Years ended December 31,
	2016	2015	Change

Income tax benefit	$4,856	$-	$4,856

Income tax benefit in 2016 was $4.9 million. During the year ended December 31, 2016, the AmiKet IPR&D was written down to $15.0 million resulting in a reduction of the deferred tax liability by $4.9 million from $10.9 million to $5.9 million.

Deemed Dividend

The Company recorded approximately $8.0 million and $7.0 million in deemed dividends for the years ended December 31, 2016 and 2015, respectively, primarily related to the Company's Series D Preferred Stock. The Series D Preferred Stock accrued dividends and contains a conversion premium that may be settled in cash or stock. For the year ended December 31, 2016, the entire deemed dividend recorded was the result of conversions of the Company’s Series D Preferred Stock. For the year ended December 31, 2015 the Company recorded approximately $5.4 million in deemed dividend relating to the Series D Preferred Stock and $1.6 million in deemed dividend relating to the Series C Preferred Stock.

Impact of Inflation

The impact of inflation upon our revenue and loss from continuing operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years.

Liquidity and Capital Resources

 We have generated losses from operations since inception and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. At December 31, 2016, we had a working capital deficit of approximately $8.5 million. Accumulated deficit amounted to $95.6 million and $63.0 million at December 31, 2016 and 2015, respectively. Net loss for the years ended December 31, 2016 and 2015 was $32.7 million and $17.2 million, respectively. Net cash used in operating activities was $12.3 million and $13.9 million for years ended December 31, 2016 and 2015, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of December 31, 2016, we had $0.3 million in cash. If we fail to raise additional capital or obtain substantial cash inflows from potential partners within the next few months, we may be forced to curtail or cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

On April 13, 2017, we entered into a securities purchase agreement dated as of April 10, 2017 (the “Closing Date”), with EMA Financial, LLC (the “Investor” or “EMA”) pursuant to which the Investor purchased an aggregate principal amount of $525,000 of Convertible Notes for an aggregate purchase price of $450,000 (the “Notes”). The Notes included a 10% origination fee and a 5% original issue discount that was added to the face amount of the Notes. Net proceeds from the offering were $0.4 million The Notes bear interest at a rate of 6.0% per annum, payable in arrears on the maturity date of April 10, 2018 (the “Maturity Date”). The Notes are convertible into shares of the Company’s common stock, after the effectiveness of the related registration Statement, at a conversion price equal to seventy five percent (75%) of the lowest trading price of the Company’s common stock during 15 trading days immediately preceding conversion (“Conversion Date”). In addition, we issued 83,333 warrants at an exercise price of $4.00 which are exercisable on a cashless basis.

 In May 2017, the Company entered into definitive agreements with several institutional investors for a private placement of up to $3.4 million of convertible debentures. The debentures are convertible at any time into 1,245,675 shares of the Company's common stock at a conversion price of $2.89 per share, subject to adjustment.  In addition, the investors will receive up to 680,000 shares of the Company's common stock. The sale of the debentures will be implemented in multiple closings. The Company sold $1.5 million of convertible debentures to the investors at the initial closing of the transaction on May 9, 2017, and will sell the remaining $1.9 million to the investors in subsequent closings linked to the achievement of certain milestones.

Management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company may not identify commercial partners to support development of its drug candidates; (iii) the Company will require additional financing in fiscal 2017 to continue at its expected level of operations; (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its R&D programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

The Company will require additional financing in fiscal 2017 to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, sell or out-license or eliminate some or all of its R&D programs. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2017. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The audit report prepared by our independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 31, 2016 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The following table summarizes select balance sheet and working capital amounts as of December 31, 2016 and December 31, 2015 ($ in thousands):

	As of	As of
	December 31,	December 31,
	2016	2015	Change

Cash and cash equivalents	$271	$4,543	$(4,272)
Working capital deficit	$(8,521)	$(1,370)	$(7,151)
Notes and loans payable, current portion	$(2,739)	$(997)	$(1,742)

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below ($ in thousands):

	For the year ended December 31,
	2016	2015	Change

Net cash used in operating activities	$(12,307)	$(13,905)	$1,598
Net cash used in investing activities	$(50)	$(177)	$127
Net cash provided by financing activities	$8,085	$11,859	$(3,774)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was $12.3 million as compared with net cash used in operating activities of $13.9 million for the year ended December 31, 2015, a decrease of $1.6 million. The Company’s decreased operating cash outflows in 2016 relative to 2015 were driven by an increase in accounts payable of approximately $1.3 million related to clinical trials expense for bertilimumab. The Company’s net cash used in operating activities may increase if it engages in future business development activities.

Investing Activities

During the year ended December 31, 2016, the Company’s net cash used in investing activities was $0.1 million, primarily driven an increase in computer hardware and software. During the year ended December 31, 2015, the Company’s net cash used in investing activities amounted to $0.2 million, primarily driven by the acquisition of office and laboratory equipment. The Company expects that net cash used in investing activities will increase if it acquires additional intellectual property, and other assets.

Financing Activities

For the year ended December 31, 2016, the Company’s net cash provided by financing activities was $8.1 million. This amount primarily was comprised of proceeds from the sale of equity securities of the Company’s common stock of approximately $7.7 million and proceeds from the issuance of the convertible note to HLHW IV, LLC (“HLHW”) for $1.0 million. In addition, the Company received $1.5 million advances from related parties of which $0.3 million was repaid during the year (see Note 15). This was offset by the repayment of notes and loans payable of $1.2 million and the payment of fees related to sales of the Company’s common stock of $0.5 million.

For the year ended December 31, 2015, the Company’s net cash provided by financing activities was $11.9 million. This amount primarily was comprised of proceeds from the Company’s July 2015 financing transaction, which included proceeds from the issuance of Series D Convertible Preferred Stock of $12.0 million and proceeds from the loan and security agreement with Hercules Capital Inc. of $4.5 million. This was offset by the repayment of the Midcap senior secured term loan in the amount of $3.2 million and the payment of $1.6 million in financing costs related to the July 2015 financing transaction.

Historically, the Company has funded its operations through the sale of debt and equity securities. The Company anticipates issuing equity and/or debt as a source of liquidity, when needed, until it starts generating positive cash flow to support its operations. The Company cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company did not have any off-balance sheet arrangements. We have no guarantees or obligations other than those, which arise, out of our ordinary business operations.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements and related disclosures in compliance with U.S. GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies involves judgments regarding future events, including the likelihood of success of particular product candidates, regulatory challenges, and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

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

Accounting Policy	Judgments/Uncertainties Affecting Application
Derivative Instruments	Assumptions used in valuation techniques
Assumptions used in forecasting borrowings
Market maturity and economic conditions
Ability to be sustained upon audit examination of taxing authorities
Income Taxes and Valuation Allowance for Deferred Tax Assets	Interpret existing tax statute and regulations upon application to transactions
Ability to utilize tax benefits through carry backs to prior periods and carry forwards to future periods
Impairment of Long Lived Assets	Recoverability of investment through future operations
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

Recent Accounting Pronouncements

See Item 15 — Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company. Accordingly, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Company’s consolidated financial statements filed with this Annual Report on Form 10-K under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Immune’s management, with the participation and supervision of its Principal Executive Officer and Principal Financial Officer, are responsible for the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, including its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the Company’s Interim Chief Executive Officer and Principal Financial Officer concluded that as of December 31, 2016, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in the Company’s internal control over financial reporting as of December 31, 2016 (discussed in paragraph (b) to this Item 9A), which the Company’s management views as an integral part of the Company’s disclosure controls and procedures.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Interim Chief Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting: lack of sufficient entity level controls, lack of segregation of duties due to lack of sufficient accounting and finance personnel and lack of a sufficient technology infrastructure to support the financial reporting function.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) as the framework to evaluate effectiveness. Because of the material weaknesses described above, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on those criteria.

Management intends to undertake a remediation plan in fiscal year 2017 in response to the identified material weakness in financial reporting. Our planned remediation efforts include (i) leveraging external resources with specific expertise in properly segregating duties in accounting departments with few employees, (ii) implementing a new accounting and financial reporting system with improved functionality; and (iii) leveraging the financial reporting expertise of our interim CEO who has served as CFO for similarly sized biotechnology companies. We believe that these remediation efforts, if successfully implemented, will improve our internal control over financial reporting.

(c)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of the Company’s last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the name, age and position of each of our current directors and executive officers as of May 16, 2017.

Name	Age	Position

Directors and Executive Officers
Elliot Maza(4)	61	Interim Chief Executive Officer and Director (Principal Executive Officer)
John C. Militello	43	Vice President of Finance, Controller and Chief Accounting Officer (Principal Financial Officer)
Daniel Kazado	52	Director
Cameron Durrant, M.D. (1) (2) (3)	56	Lead Director
John Neczesny (1) (3) (4)	53	Director
Daniel Teper (4)	57	Director
Jeffrey Paley, M.D. (1) (2) (3)	49	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.
(4)	Member of our Transactions Committee.

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Elliot M. Maza, JD, MBA, CPA, 61, has been the Interim Chief Executive Officer of the Company since April 21, 2017 and he became a director of the Company on January 14, 2015. Prior to joining the Board, Mr. Maza served as a consultant to the Company from November 2014 to January 2015. Mr. Maza has been the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of Intellect Neurosciences, Inc., a biotechnology company focused on the development of therapeutics for neurodegenerative diseases since July 2014. From May 2006 to June 2014, Mr. Maza has served in several management positions at Intellect Neurosciences, Inc. Mr. Maza served as the Executive Vice President of Intellect Neurosciences, Inc. from May 2006 to March 2007 and as President from March 2007 to October 2011. He has served as Chief Financial Officer of Intellect Neurosciences, Inc. from May 2006 to the present. Mr. Maza was appointed to the board of directors of Intellect Neurosciences, Inc. on June 26, 2007. From July 2011 until January 2014, Mr. Maza served as Chief Executive Officer and CFO of Biozone Pharmaceuticals, Inc., Pittsburg, CA (OTCBB: BZNE) (now known as CoCrystal Inc.), a manufacturer of prescription and over-the-counter (OTC) drug products and anti-aging and skin care products. From December 2003 to May 2006, Mr. Maza served as Chief Financial Officer of Emisphere Technologies, Inc., a biopharmaceutical company specializing in oral drug delivery. From March 1999 to December 2003, he was a partner at Ernst and Young, LLP. During the period from May 1989 to March 1999, Mr. Maza served as an Associate and subsequently Vice President in the Fixed Income divisions of Goldman Sachs, Inc. and JP Morgan Securities, Inc. Mr. Maza practiced tax and corporate law at Sullivan and Cromwell in New York from September 1985 to April 1989. We believe that Mr. Maza is qualified to serve as the Interim Chief Executive Officer and director of the Company based on his experience as a senior executive in several biotech and biopharma companies.

Dr. Monica E. Luchi, 57, has been the Chief Medical Officer of the Company since November 2015, and the President of its dermatology division since April 21, 2017. Dr. Luchi is a Board-certified rheumatologist with over 17 years of industry experience, at both large pharmaceutical and small biotech companies. Prior to joining the Company, Dr. Luchi held senior positions at Novartis, Incyte and Mesoblast, where she led cross-functional teams and drove strategy across all phases of clinical development in a variety of therapeutic areas including inflammation, dermatology, oncology and immunology. In addition, Dr. Luchi has been instrumental in driving business interests of the biotech companies where she worked in order to engage development partners and to strengthen financial assets which supported further progress of the companies’ development activities. She is adjunct Clinical Assistant Professor on faculty at the University of Pennsylvania where she completed her fellowship, and continues active patient care one half day per week. She has recently served on the Metro chapter board for the Healthcare Businesswoman’s Association. Dr. Luchi obtained undergraduate degrees in Biology and in Health Science Policy at the University of Maryland, Baltimore Co. Campus. She received her MD from Northeastern Ohio Universities, College of Medicine, and an MBA with a concentration in healthcare from George Washington University.

John Militello, CPA, 43, was appointed as our Vice President of Finance, Controller and Chief Accounting Officer, effective January 1, 2016. Mr. Militello also serves as the Company’s Principal Financial Officer and Principal Accounting Officer. Mr. Militello joined the Company in April 2015 as our Executive Director of Finance and Corporate Controller. Prior to that, Mr. Militello was an Assistant Controller with Retrophin, Inc. (NASDAQ GM: RTRX), a San Diego based biotech company, and the Manager, External Reporting & Compliance at Volt Information Sciences, Inc. (NYSE MKT: VISI), a publicly traded staffing company. Prior to Volt Information Sciences, Inc., Mr. Militello was a Senior Manager with BDO USA, LLP, an accounting, tax, audit and consulting services company, serving multi-national SEC registrants. Mr. Militello is a Certified Public Accountant and earned his Bachelor of Science degree in Accounting from St. Joseph’s College.

Daniel Kazado, 52, became a Director of the Company on October 10, 2013 and and served as Chairman of the Board of Directors from December 15, 2014 to October 19, 2016. Mr. Kazado has served as a senior advisor to Melini Capital Corp., a family owned private and public equity firm investing internationally in several industries, since its incorporation in 2010.  Melini Capital Corp. has been an early and significant investor in Immune Pharmaceuticals. From March 2011 to August 2013, Mr. Kazado served as a director. In 1992, Mr. Kazado founded DMA Altiam, a management consulting firm that advised boards of directors and senior management in multiple industries.  DMA Altiam grew to include 25 professionals over the course of fifteen years, and in 2002 Mr. Kazado sold the company to Altran Technologies, a global engineering and management consulting group with revenues of over $1.0 billion. Mr. Kazado holds a bachelor’s degree in Business Administration and a master’s degree in Management from Lyon University in France. We believe that Mr. Kazado is qualified to serve on our board of directors based on his experience with advising boards of directors and senior management of in multiple industries, including our industry, with respect to management and other business aspects.

Cameron Durrant, MD, MBA, 56, joined our board of directors in July 2014. Dr. Durrant is CEO and Chairman of the Board of KaloBios Pharmaceuticals, Inc., effective as of March 1, 2016. Dr. Durrant  served as President and Chief Executive Officer of ECR Pharmaceuticals Co., Inc. (“ECR”) a subsidiary of Hi-tech Pharmacal Co., Inc. (NASDAQ: HITK), from September 2012 to April 2014. From January 2010 to September 2012, Dr. Durrant served as a consultant to several biopharma companies, as the Founder, CEO and CFO of PediatRx, Inc. (subsequently divested) and on several biotech and medical device company boards. As well as holding CEO and CFO roles, he has acted as Chairman, Treasurer and Chief Accounting Officer and convened, sat on or chaired the audit, nominating, governance, compensation and special board committees of PediatRx, Inc. He has been an executive at blue-chip big pharma, including Johnson and Johnson, Pharmacia Corporation (until its acquisition by Pfizer), GSK and Merck. He is a founding director of Bexion Pharmaceuticals, a private company with a Phase I, novel lipid/protein nanotech oncology therapeutic and a board member of Alcyone Life Sciences, a private medical device company. He has served as a founding investor, Chairman, CEO and CFO of PediatRx (a public company), Executive Chairman and CEO of Anavex (a public company), former CEO of PediaMed Pharmaceuticals (acquired by Connetics Corporation) and former board member of Topaz Pharmaceuticals (acquired by sanofi-aventis). He was the 2005 winner of the Ernst and Young Ohio and Kentucky ‘Entrepreneur of the Year’ winner and a national finalist, named in the PharmaVoice 2005, 2006, 2007 and 2010 list of one of the ‘100 most inspiring people in the pharmaceutical industry’ and by Pharmaceutical Executive in 2008 as part of the ‘Change generation - young leaders to watch in pharma’. Dr. Durrant earned his MD from the Welsh National School of Medicine, Cardiff, UK, his DRCOG from the Royal College of Obstetricians and Gynecologists, London, UK, his MRCGP from the Royal College of General Practitioners, London, UK, his DipCH from the Melbourne Academy, Australia and his MBA from Henley Management College, Oxfordshire, UK. We believe that Dr. Durrant is qualified to serve on our board of directors based on his experience advising companies in the pharmaceutical industry and his vast experience as an executive and director of several pharmaceutical companies.

John Neczesny, MBA, 53, became a Director of the Company on February 23, 2016.   Mr. Neczesny has been a Managing Director at Oberon Securities, LLC, a boutique investment bank, since 2012, where he advises on and executes M&A and financing transactions principally for healthcare companies.  Previously, he was Vice President, Corporate Development at Par Pharmaceutical Companies from 2009 to 2011.  From 1998 to 2008, Mr. Neczesny was an investment banker at Bear Stearns & Co. Inc. in the Healthcare group, where he rose to Managing Director and was involved in numerous M&A and capital markets transactions for pharmaceutical, biotechnology and medical technology companies. Mr. Neczesny earned an MBA in Finance from New York University Stern School of Business and a Bachelor of Science degree in Chemistry from the University of Delaware. We believe that Mr. Neczesny is qualified to serve as a director of the Company based on his experience with numerous transactions involving pharmaceutical and biotechnology companies.

Daniel Gedeon Teper, Pharm. D., MBA, 57, was the Chief Executive Officer of the Company from August 25, 2013 until April 21, 2017. He was appointed as a director in connection with the merger transaction between the Company and Immune Ltd, in August 2013. From August 25, 2013 to December 15, 2014, Dr. Teper also served as Chairman of our Board of Directors. Dr. Teper founded Immune Ltd., a wholly-owned subsidiary of the Company, and served as its chairman and chief executive officer from January 2010 to August 2013.  From 2005 to 2009, Dr. Teper served as New York-based Managing Partner and Head of North America at Bionest Partners, a global management consulting firm, where he advised pharmaceutical and public biotechnology companies with respect to corporate strategy, business development, mergers and acquisitions, new product development and commercialization. From 2000 to 2004, Dr. Teper held various senior management roles in the U.S., including senior vice president of sales and business development at Softwatch, an Internet healthcare company, where he assisted in raising $30 million in venture capital and expanding the company to over 150 employees. From 1996 to 1999, Dr. Teper served as global president of HAVAS-Euro Rscg Healthcare Worldwide, where he expanded operations internationally and advised pharmaceutical companies on global launches of major new drugs in multiple disease areas. Dr. Teper worked for Novartis from 1984 to 1990, serving at the headquarters in Basel, Switzerland from 1984 to 1985 and serving out of the U.S. from 1985 to 1990, during which time he held management responsibilities in sales and marketing and was appointed head of new product development for Cardiovascular Products. From 1990 to 1992, Dr. Teper held general management positions in France, including Senior Vice President and head of marketing and sales of Laboratories at GlaxoSmithKline and President and Chief Operating Officer of Laboratories at Delagrange (which was acquired by Synthelabo, a predecessor to Sanofi). Dr. Teper holds a Doctor of Pharmacy degree from Paris XI University and an MBA from INSEAD, where he was a J. Salmon scholar. We believe that Dr. Teper is qualified to serve as on our board of directors due to his many years of service as our former Chief Executive Officer, his extensive knowledge of our Company and his extensive experience within our industry.

Jeffrey Paley, MD, 49, became a Director of the Company on February 23, 2016. Dr. Paley brings over 19 years of experience in the healthcare industry. Dr. Paley has been an active clinician and consultant for over 30 analysts and portfolio managers in the biotechnology, pharmaceutical, specialty pharmaceutical and medical technology arenas, reviewing the clinical, preclinical and regulatory pedigrees of numerous therapeutics and devices. Dr. Paley has also consulted for several biotechnology and specialty pharmaceutical companies, most notably in the areas of clinical development and business development and he has engineered transactions worth over $600 million. Dr. Paley founded Access Medical Associates in 2003, after spending five years on the full-time academic faculty of Weill Cornell Medical College, where he served as a Director of Clinical Research at the Cornell Internal Medicine Associates. At Weill Cornell, Dr. Paley was a Principal or Co-Principal Investigator on several studies of diabetes, hypertension, and cholesterol disorders. He has served as a Director of Kellbenx and Retrophin and currently serves as a Director of Kalytera, Avenue Therapeutics and Remote Radiology Inc. Dr. Paley trained at Harvard Medical School and completed a residency in Internal Medicine at Massachusetts General Hospital. We believe that Dr. Paley is qualified to serve as a Director of the Company based on his extensive experience in the healthcare industry.

Family Relationships

There are no family relationships among any of our current or former directors or executive officers.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person, including Directors, pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

The Company is not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Corporate Governance

General

The Company believes that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To our knowledge, based solely upon a review of Forms 3, 4, and 5 furnished to us during the fiscal year ended December 31, 2016, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2016.

Code of Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all its employees, including the Company’s Principal Executive Officer and Principal Financial Officer, and a Supplemental Code of Ethics that specifically applies to our Chief Executive Officer and Principal Financial Officer. The text of the Code of Business Conduct and Ethics and the Supplemental Code of Ethics are publicly available on our website at www.immunepharma.com.

Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investors-Corporate Governance” section of our website at www.immunepharma.com or will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Audit Committee and Financial Experts

The Audit Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as promulgated by the Securities and Exchange Commission and as defined by the rules of The NASDAQ Capital Market as such standards apply specifically to members of audit committees. The current members of the Compensation Committee are Cameron Durrant, M.D. (Chairman) and Messrs. Paley and Neczesny. The Board of Directors has determined that Dr. Durrant is an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K based on his experiences as a Chief Executive Officer and Chief Financial Officer of several publicly traded biopharmaceutical companies.

Mr. Maza served on the Audit Committee during the fiscal year ended December 31, 2016 until his resignation from the Audit Committee on April 21, 2017. Dr. Durrant was elected Chairman on May 10, 2017 following the resignation of Mr. Maza. Mr. Neczesny was appointed to the Board of Directors and to our Audit Committee on February 2, 2016. Mr. Paley was elected to the Audit Committee on May 10, 2017. Our Audit Committee met four times during the fiscal year ended December 31, 2016.

The Audit Committee is responsible for retaining and overseeing our independent registered public accounting firm, approving the services performed by our independent registered public accounting firm and reviewing our annual financial statements, accounting policies and our system of internal controls. A copy of the Audit Committee’s written charter is publicly available on the “Investors-Corporate Governance-Committees” section of our website at www.immunepharma.com.

Compensation Committee

The Compensation Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of The NASDAQ Capital Market. The current members of the Compensation Committee are Dr. Durrant, M.D. (Chairman), and Dr. Paley. Mr. Maza served on the Compensation Committee prior to his appointment as the Company’s Interim Chief Executive Officer.

None of the members of the Compensation Committee during fiscal 2016 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director.

The Compensation Committee is responsible for establishing and administering our executive compensation policies. The role of the Compensation Committee is to (i) formulate, evaluate and approve compensation of the Company’s directors, executive officers and key employees, (ii) oversee all compensation programs involving the use of the Company’s stock, and (iii) produce, if required under the securities laws, a report on executive compensation for inclusion in the Company’s proxy statement for its annual meeting of stockholders. The duties and responsibilities of the Compensation Committee under its charter include:

•	Annually reviewing and setting compensation of executive officers;
•	Periodically reviewing and making recommendations to the Board with respect to compensation of non-employee directors;
•	Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation;
•	Reviewing competitive practices and trends to determine the adequacy of the executive compensation program;
•	Approving and overseeing incentive compensation and equity-based plans for executive officers that are subject to Board approval;
•	Making recommendations to the Board as to the Company’s compensation philosophy and overseeing the development and implementation of compensation programs;
•	Periodically reviewing and making recommendations to the Board with respect to compensation of non-employee directors; and
•	Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation;

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

Nominating and Governance Committee

The Board has a standing Nominating and Governance Committee, which consists of Jeffrey Paley, M.D. (Chairman), Cameron Durrant, M.D. and John Neczesny. The Nominating and Governance Committee may employ a variety of methods for identifying and evaluating nominees for director. The current members of the Nominating and Governance Committee qualify as independent as defined by the rules of the NASDAQ Stock Market.

The Nominating and Governance Committee regularly assesses the size of the Board, the need for particular expertise on the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. Candidates may be evaluated at regular or special meetings of the Nominating and Governance Committee, and may be considered at any point during the year.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned, paid or accrued during the last two fiscal years ended December 31, 2016 and 2015 by (i) our Chief Executive Officer, and (ii) our two next most highly compensated former executive officers who earned more than $100,000 during the fiscal year ended December 31, 2016 and 2015, collectively referred to as the “named executive officers.”

Name/Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards($) (1)		All Other Compensation ($)	Total ($)

Daniel G. Teper,	2016	360,000	-	139,364	(2)	-	499,364
Chief Executive Officer	2015	362,575	-	352,055	(3)	-	714,630

Monica Luchi,			-
Chief Medical Officer	2016	360,000	-	54,056	(4)	-	414,056

John Militello,			-
VP Finance and Controller	2016	220,000	-	36,037	(5)	-	256,037

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016.

(2)	On June 1, 2016, the Company’s Board, pursuant to the recommendation of the Compensation Committee granted to Dr. Teper an option to purchase up to 9,000 shares of the Company’s common at an exercise price of $8.00 per share, vesting over a three-year period, with one-third vesting after the first year and the remaining options vesting quarterly therafter. On June 24, 2016, the Company’s Board, pursuant to the recommendation of the Compensation Committee, granted an option to Dr. Teper to purchase up to 15,000 shares of the Company’s common stock at an exercise price of $7.60 per share and vesting immediately.

(3)	On June 6, 2015, the Company’s Board, pursuant to the recommendation of the Compensation Committee granted an option to Dr. Teper to purchase up to 12,500 shares of the Company’s common stock as performance-based compensation. The performance-based options were granted at an exercise price of $37.40 per share and vest upon the Company’s achievement of certain operational, financing, and partnership objectives that were determined by the Compensation Committee.

(4)	On June 1, 2016, the Company’s Board, pursuant to the recommendation of the Compensation Committee granted an option to Dr. Luchi to purchase up to 9,000 shares of the Company’s common at an exercise price of $8.00 per share and vesting over a three-year period, with one-third vesting after the first year and the remaining options vesting quarterly.

(5)	On June 1, 2016, the Company’s Board, pursuant to the recommendation of the Compensation Committee granted to Mr. Militello an option to purchase up to 6,000 shares of the Company’s common stock at an exercise price of $8.00 per share and vesting over a three-year period, with one-third vesting after the first year and the remaining options vesting quarterly.

Narrative Disclosure to Summary Compensation Table

Dr. Daniel G. Teper

On June 4, 2014, the Company entered into an employment agreement with Dr. Teper (the “Teper Employment Agreement”). Under the terms of the Teper Employment Agreement, Dr. Teper is entitled to receive an annual base salary of $260,000. In addition, Dr. Teper is eligible to receive, subject to the board of directors’ approval, an annual incentive award, contingent upon his achievement of goals mutually agreed upon by Dr. Teper and us, of up to $360,000 for each calendar year of his term of employment, which may be granted in cash or in equity equivalent and an annual bonus of up to 100% of his base salary. During fiscal years 2015 and 2016, no bonus was paid to Dr. Teper. Under the term of the Employment Agreement, Dr. Teper is also eligible to participate in all employee benefit plans, programs and arrangements, and all fringe benefits and perquisites that are made available to our senior executives, including but not limited to, health insurance coverage in accordance with the terms of our health insurance plan.

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

Effective as of April 21, 2017, the Board accepted the resignation of Daniel Teper as Chief Executive Officer. Dr. Teper will remain a member of the Board and will focus his efforts, in conjunction with the Board, on developing and beginning execution of a plan to establish Cytovia, Inc., a subsidiary of the Company, as an independent oncology business.

In connection with Dr. Teper’s resignation from the Company, the Company and Dr. Teper entered into a Separation Agreement (the “Separation Agreement”), which provides, among other things, that the parties recognize that Dr. Teper has an interest in pursuing opportunities in the field of oncology research and development and commercialization as currently being contemplated or pursued through the Company or its subsidiary, Cytovia, Inc. (“Cytovia”). The Separation Agreement provides that the parties anticipate that they will cooperate in good faith to assist Dr. Teper in developing Cytovia or a company to be formed by Dr. Teper (“NewCo”), and the Company agrees that it will, for a period of three months from the termination date, use commercially reasonable efforts – consistent with the best interests of the Company and its stockholders and subject to the fiduciary duties of the Board – to develop and begin execution of a plan to establish an independent oncology business, either through Cytovia or NewCo, which may involve the transfer by Immune of some or all of its oncology assets to Cytovia or NewCo, as applicable. In addition, the Separation Agreement gives Dr. Teper a right of first negotiation, for a period of six months, with respect to any sale or license of the Company’s oncology assets at a price reasonably acceptable to the Company. The Separation Agreement includes a cooperation provision, a non-disparagement covenant as well as a release of claims by Dr. Teper.

Dr. Monica Luchi

On November 2, 2015, the Company entered into an employment agreement with Dr. Luchi (the “Luchi Employment Agreement”). Under the terms of the Luchi Employment Agreement, Dr. Luchi is entitled to receive an annual base salary of $360,000. In addition, Dr. Luchi is eligible to receive, subject to the board of directors’ approval, an annual incentive award, contingent upon her achievement of goals mutually agreed upon by Dr. Luchi and the Company, of up to $180,000 for each calendar year of her term of employment, which may be granted in cash or in equity equivalent. During fiscal years 2015 and 2016, no bonus was paid to Dr. Luchi. Under the terms of the Employment Agreement, Dr. Luchi is eligible to participate in all employee benefit plans, programs and arrangements, and all fringe benefits and perquisites that are made available to our senior executives, including but not limited to, health insurance coverage in accordance with the terms of our health insurance plan.

 The Luchi Employment Agreement may be terminated upon death, disability, by us with or without Cause (as defined in the Luchi Employment Agreement), or by Dr. Luchi with or without Good Reason (as defined in the Luchi Employment Agreement). In the event the Luchi Employment Agreement is terminated for Good Reason by Dr. Luchi, she is entitled to receive her base salary for a period of three (3) months. If the Luchi Employment Agreement is terminated by the Company without Cause, Dr. Luchi is entitled to receive her base salary for a period of three (3) months. In each case, payment is contingent upon Dr. Luchi’s signature of a release that is satisfactory to the Company in form and in substance. The Luchi Employment Agreement does not provide for any payments in the event that it is terminated by the Company for Cause or by Dr. Luchi without Good Reason. Upon termination for a change in control, Dr Luchi is entitled to receive her base salary for a period of six (6) months.

Effective October 28, 2015, Dr. Luchi was granted an option to purchase 20,000 shares of our common stock, at an exercise price of $19.60, the closing price of the shares of the Company’s common stock on the date of the grant by the Board. The options vest over a three-year period, with one third vesting on the first year anniversary and the remaining vesting quarterly thereafter, subject to acceleration in the event of (i) Change of Control (as defined in the Luchi Employment Agreement); or (ii) termination by us without Cause.

On June 1, 2016, the Company’s Board, pursuant to the recommendation of the Compensation Committee granted an option to Dr. Luchi to purchase up to 9,000 shares of the Company’s common at an exercise price of $8.00 per share and vesting over a three-year period, with one-third vesting after the first year and the remaining options vesting quarterly.

John Militello

On December 31, 2015, the Company entered into an employment agreement with Mr. Militello (the “Militello Employment Agreement”). Under the terms of the Militello Employment Agreement, Mr. Militello is entitled to receive an annual base salary of $220,000. In addition, Mr. Militello is eligible to receive, subject to the Board’s approval, an annual incentive award, contingent upon his achievement of goals mutually agreed upon by Mr. Militello and the Company, of up to $77,000 for each calendar year of his term of employment, which may be granted in cash or in equity equivalent. During fiscal year 2016, no bonus was paid to Mr. Militello. Under the terms of the Employment Agreement, Mr. Militello is eligible to participate in all employee benefit plans, programs and arrangements, and all fringe benefits and perquisites that are made available to our senior executives, including but not limited to, health insurance coverage in accordance with the terms of our health insurance plan.

 The Militello Employment Agreement may be terminated upon death, disability, by us with or without Cause (as defined in the Militello Employment Agreement), or by Mr. Militello with or without Good Reason (as defined in the Militello Employment Agreement). In the event the Militello Employment Agreement is terminated for Good Reason by Mr. Militello, he is entitled to receive his base salary for a period of three (3) months. If the Militello Employment Agreement is terminated by the Company without Cause, Mr. Militello is entitled to receive his base salary for a period of three (3) months. In each case, payment is contingent upon Mr. Militello’s signature of a release that is satisfactory to the Company in form and in substance. The Militello Employment Agreement does not provide for any payments in the event that it is terminated by the Company for Cause or by Mr. Militello without Good Reason. Upon termination for a change in control, Mr. Militello is entitled to receive his base salary for a period of six (6) months.

Effective December 31, 2015, Mr. Militello was granted an option to purchase 6,250 shares of our common stock, at an exercise price of $14.60, the closing price of the shares of the Company’s common stock on the date of the grant by the Board, which options vest over a three-year period, with one third vesting on the first year anniversary and the remaining vesting quarterly thereafter subject to acceleration in the event of (i) Change of Control (as defined in the Militello Employment Agreement); or (ii) termination by us without Cause, pursuant to the terms and subject to the conditions of the Company’s stock option plan.

On June 1, 2016, the Company’s Board, pursuant to the recommendation of the Compensation Committee granted to Mr. Militello an option to purchase up to 6,000 shares of the Company’s common stock at an exercise price of $8.00 per share and vesting over a three-year period, with one-third vesting after the first year and the remaining options vesting quarterly.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information for each named executive officer regarding outstanding stock options on the last day of the fiscal year ended December 31, 2016:

	Option Awards
	Number of Securities Underlying Unexercised Options (#)					Option
Name	Number Exercisable (1)		Number Unexercisable		Option Exercise Price	Expiration Date

Daniel G. Teper (2)	1,546	(3)	-		$14.20	07/10/22
	618	(4)	-		$19.80	04/11/23
	34,375	(5)	3,125		$47.60	02/02/24
			12,500	(7)
	-		9,000	(6)	$8.00	06/01/26
	-		15,000		$7.60	06/24/26

Monica Luchi	6,667		13,333		$19.60	11/19/25
	-		9,000	(6)	$8.00	06/01/26

John Militello	2,125		1,125		$39.60	04/17/25
	208		292		$36.80	07/19/25
	2,083		4,167		$14.60	12/31/25
	-		6,000	(6)	$8.00	06/01/26

1)	The options have not been, and may never be, exercised and actual gains, if any, on exercise will depend on the value of the shares of common stock on the date of exercise.
2)	Effective as of April 21, 2017, the Board accepted the resignation of Dr. Teper as Chief Executive Officer. Dr. Teper will remain a member of the Board and will focus his efforts, in conjunction with the Board, on developing and beginning execution of a plan to establish Cytovia.
3)	These options were fully vested on August 24, 2012.
4)	These options were fully vested on the date of grant.
5)	These options vest quarterly over three years from date of grant.
6)	These options vest over three years from the date of grant with one-third vesting after the first year and the remaining options vesting quarterly thereafter.
7)	On May 6, 2015, the Company’s Board granted an option to purchase up to 12,500 shares of the Company’s common stock to Dr. Teper, as performance-based compensation. The performance-based options were granted at an exercise price of $37.40 per share and will vest upon the Company’s achievement of certain operational, financing, and partnership objectives. As a result of Dr. Teper’s resignation as Chief Executive Officer on April 21, 2017, these options have been forfeited.

Director Compensation

The following table sets forth the total compensation paid or accrued during the fiscal year ended December 31, 2016 to our non-employee members of our board of directors who serve on the Company’s board of directors.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
Elliot Maza (3)	60,000	33,289	93,289

Daniel Kazado (4)	60,000	33,289	93,289

John Neczesny (5)	37,278	56,255	93,533

Jeff Paley (6)	34,944	48,863	83,807

Cameron Durrant (7)	89,167	33,289	122,456

(1)	All non-employee directors receive an annual cash fee of $40,000 for their service on our board of directors. Such cash fee is for a 1-year term from October 2016 through October 2017.

(2)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016.

(3)	Effective April 21, 2017, Mr. Maza was appointed interim Chief Executive Officer and as such Mr. Maza resigned as Chairman of the Audit Committee and as a member of the Compensation Committee.

(4)	Mr. Kazado was elected as the Chairman of the Board of Director’s effective December 15, 2014 until October 19, 2016, and was entitled to receive an additional annual fee of $80,000 in addition to the $40,000 fee for service on our board of directors. Mr. Kazado still continues to be a director. Mr. Kazado was paid $60,000 of his board fees in the Company common stock in 2016.

(5)	Mr. Neczesny was appointed to the Board of Directors effective February 23, 2016. As Chairman of the Transactions Committee, Mr. Neczesny is entitled to receive an additional annual fee of $20,000 in addition to the $40,000 fee for service on the Company’s Board of Directors.

(6)	Dr. Paley was appointed to the Board of Directors effective February 23, 2016. As Chairman of the Governance and Nominating Committee, Dr. Paley is entitled to receive an additional annual fee of $20,000 in addition to the $40,000 fee for service on the Company’s Board of Directors.

(7)	Dr. Durrant was appointed to the Board of Directors effective July 14, 2014. As the Chairman of the Compensation Committee, Dr. Durrant is entitled to receive an additional annual fee of $20,000 for services on the Company’s Board of Directors. Also, on January 10, 2015, Dr. Durrant was appointed the Lead Director of the Company and is entitled to receive an additional annual fee of $20,000.

Narrative to Director Compensation Table

In October 2013, our Board adopted a director compensation plan applicable to our non-employee directors, pursuant to which, we compensate our non-employee directors in cash and stock options. Our non-employee members of the Board are entitled to cash compensation of $40,000 per year as a base fee plus $20,000 per year for service as a chairperson of a committee of the Board, other than the nominating and corporate governance committee, and up to 50% of the base fee for service as the Vice Chair/Lead Independent Director of the Board. In addition to the cash compensation, each member of the Board will be granted stock options to purchase 2,500 shares of our common stock that vest on the date of grant and stock options to purchase 2,500 shares of our common stock that vest quarterly over a three-year period. The exercise price of all of the foregoing options will be the fair market value on the date of the grant. In addition, we will reimburse our non-employee directors for their out-of-pocket expenses incurred in connection with attending board and committee meetings.

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2016, with respect to all of the Company’s equity compensation plans then in effect:

Plan Category	(a) No. of securities to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	250,000	$11.00	27,018
		$12.40

(1)	2015 Employee Stock Option Plan. For further information, see Note 10 to the consolidated financial statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Reference is made to the information contained in the Equity Compensation Plan Information table contained in Item 11 of this Annual Report.

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our current directors and the named executive officer identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days after May 16, 2017 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 10,027,057, shares of our common stock issued and outstanding on May 15, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after May 16, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the stockholders below is in care of Immune Pharmaceutical Inc., 550 Sylvan Avenue, Suite 101, Englewood Cliffs, NJ 07632.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

5% + Stockholders:
	-	-%

Executive Officers and Directors:
Daniel G. Teper (2)	346,191	4.26%

John Militello (3)	4,517	*

Daniel Kazado (4)	56,177	*

Cameron Durrant (5)	7,950	*

Elliot Maza (6)	5,250	*

John Neczesny (7)	5,250	*

Jeff Paley (8)	8,650	*

All current executive officers and directors as a group (7 persons) (9)	433,984	5.34%

*	Represents beneficial ownership of less than 1% of the shares of common stock.

(1)	This information is based solely on the Company’s records and may not reflect the current beneficial ownership of Melini Capital Corp. Includes warrants to purchase 20,741 shares of our common stock that are exercisable within the next 60 days and options to purchase 23,184 shares of our common stock that are exercisable within the next 60 days.

(2)	Includes 48,938 shares issuable upon the exercise of stock options that are exercisable within the next 60 days and warrants to purchase 1,388 shares of our common stock that are exercisable within the next 60 days.

(3)	Consists of 1,750 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.

(4)	Consists of 8,000 shares issuable upon the exercise of stock options that are exercisable within the next 60 days, warrants to purchase 562 shares of our common stock that are exercisable within the next 60 days.

(5)	Consists of 5,700 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.

(6)	Consists of 3,000 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.

(7)	Consists of 2,500 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.

(8)	Includes 2,500 shares issuable upon the exercise of stock options that are exercisable within the next 60 days granted as a Director of the Company. Also includes 3,000 options granted in connection with a consulting agreement prior to becoming a Director of the Company that are fully vested.

(9)	See footnotes 2 through 8.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2015 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two years, and in which any of our executive officers, directors or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation arrangements, which are described in the section above titled “Executive Officer and Director Compensation.”

(a) Promissory Notes issued to Certain Related Parties

Daniel Kazado

On July 15, 2016, the Board approved and the Company issued a $0.3 million promissory note to Daniel Kazado. The note bears interest at a rate of 5% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of $9.00 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note in full by issuing 33,333 restricted shares of the Company’s common stock. Pursuant to applicable securities laws these restricted shares may not be transferred or sold at least for a period of six months or unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

Daniel Teper

On June 24, 2016, the Company’s Board of Directors approved and the Company issued a $0.4 million promissory note to Daniel G. Teper, the Company’s then Chief Executive Officer and an Immune director. The note bears interest at a rate of 5.0% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of $8.20 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note in full by issuing 43,445 restricted shares of the Company’s common stock. Pursuant to applicable securities laws these restricted shares may not be transferred or sold at least for a period of six months and unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

During 2016, Dr. Teper, also made advances of $0.9 million to the Company of which the Company had repaid $0.7 million prior to December 31, 2016, including $0.4 million which was paid in shares of the Company’s common stock as discussed above. The balance of $0.2 million owed to Dr. Teper as of December 31, 2016 has been reflected in advances from related parties in the consolidated balance sheets.

Monica Luchi

On July 15, 2016, the Company’s Board of Directors approved and the Company issued a $0.4 million promissory note to Monica Luchi, the Company’s Chief Medical Officer. The note bears interest at a rate of 5.0% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of $0.45 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note in full by issuing 38,889 restricted shares of the Company’s common stock. Pursuant to applicable securities laws these restricted shares may not be transferred or sold at least for a period of six months and unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

(b) Daniel Kazado and Melini Capital Corp (“Melini”)

Daniel Kazado was the Company’s Chairman of the Board until October 19, 2016 and is a member of the Board of Directors. In April 2014, the Company entered into a $5.0 million revolving line of credit with Melini Capital Corp., an existing stockholder who is related to Mr. Kazado. Borrowings under the revolving line of credit were to incur interest at a rate of 12% per year, payable quarterly. The revolving line of credit was unsecured and subordinated to the Loan Agreement with Hercules. The revolving line of credit expired on November 30, 2016. No amounts were drawn from the revolving line of credit.

Director Independence

The Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, the Company believes that Dr. Durrant, Mr. Neczesny, and Dr. Paley qualify as independent directors in accordance with the standards set by the NASDAQ and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA LLP, our independent registered public accounting firm, for the audit of our consolidated financial statements for the year ended December 31, 2016 and 2015 and fees billed for other services rendered by BDO USA LLP (“BDO”).

	2016	2015

Audit fees (1)	$449,265	$365,550
Audit related fees	-	-
Tax fees (2)	32,280	10,000
All other fees	-	-
Total	$481,545	$375,550

(1)	Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements and review of the interim financial statements included in the quarterly reports, including for comfort letters and registration statements.

(2)	Tax fees in 2016 and 2015 include $12,030 and $10,000, respectively for tax advisory projects.

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

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, by and among EpiCept Corporation, EpiCept Israel Ltd. and Immune Pharmaceuticals Ltd.; Amendment to Merger Agreement and Plan of Reorganization, dated as of November 27, 2012; Amendment No. 2 to Merger Agreement and Plan of Reorganization, dated as of February 11, 2013; Amendment No. 3 to Merger Agreement and Plan of Reorganization, dated as of March 14, 2013; and Amendment No. 4 to Merger Agreement and Plan of Reorganization, dated as of June 17, 2013; (incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on June 18, 2013).
2.2	Agreement and Plan of Merger, dated as of September 6, 2005, among EpiCept Corporation, Magazine Acquisition Corp. and Maxim Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Maxim Pharmaceuticals Inc.’s Current Report on Form 8-K filed with the SEC on September 6, 2005).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2008).
3.2	Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009).
3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2010).
3.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2013).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014).
3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014).

3.7	Certificate of Designations of Preferences, Rights and Limitations of Series D Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2010).
3.9	Certificate of Amendment to Articles of Incorporation, dated April 12, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2017).
4.4	Common Stock Purchase Warrant, dated August 23, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 11, 2014).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014).
4.7	Form of Restated Series A Warrant and Restated Series B Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2014).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2014).
4.9	Form of Warrant (July 16, 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2015).
4.10	Form of Warrant to be issued to Hercules Capital (July 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.1	Loan and Security Agreement, dated May 27, 2011, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2011.
10.2	Consent Agreement, dated June 18, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2012).
10.3	First Amendment to Loan and Security Agreement dated August 27, 2012, by and among MidCap Funding III, LLC, EpiCept Corporation, Maxim Pharmaceuticals, Inc. and Cytovia, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2012).
10.4	Second Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2013).
10.5	Third Amendment to Loan and Security Agreement with Midcap Funding III, LLC, dated August 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013).
10.6	Fourth Amendment, Consent and Waiver to Loan and Security Agreement by and among Immune Pharmaceutical Inc., Maxim Pharmaceuticals Inc., Cytovia, Inc. and MidCap Funding III, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.7†	Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2007).
10.8†	Immune Pharmaceuticals Inc. 2013 Stock Ownership and Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 2, 2014).
10.9†	Form of incentive stock option granted under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 2, 2014).
10.10†	Form of 102 capital gains stock option award agreement, granted in Israel, under Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 2, 2014).
10.11†	Immune Pharmaceuticals Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 24, 2015).
10.12†	Form of Stock Option Award Agreement under the Registrant’s 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 24, 2015).
10.13†	Employment Letter Agreement dated June 4, 2014, by and between Immune Pharmaceuticals Inc. and Daniel G. Teper (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2014).

10.14†	Employment Agreement dated as of September 1, 2011, between Immune Pharmaceuticals Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.15†	Amendment to Employment Agreement dated June 23, 2014, by and between Immune Pharmaceuticals Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014).
10.17	Securities Purchase Agreement dated March 10, 2014, by and among the Company and the Purchasers part thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.18	Services Agreement, dated as of August 6, 2013, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2013).
10.19	Option Agreement, dated as of August 10, 2013, by and between Immune Pharmaceuticals Ltd. and Melini Capital Corp (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2013).
10.21	Consulting Services Agreement, dated as of August 10, 2013, by and between Immune Pharmaceuticals Ltd. and Jean Kadouche (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2013) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.22	Research and License Agreement, dated as of April 6, 2011, by and between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.23	First Amendment to the Research and License Agreement dated September 26, 2011, between Immune Pharmaceuticals Ltd. and Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
Research and License Agreement, dated as of June 25, 2015, by and between Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. and Immune Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2015).
10.24±	Product Sublicense Agreement dated as of December 7, 2010, by and between Immune Pharmaceuticals Ltd., Immune Pharmaceuticals Corporation and iCo Therapeutics Incorporated (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to the Company’s Annual Report on Form 10-K filed with the SEC on October 3, 2013).
10.25	Assignment Agreement, dated as of March 28, 2012, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.26	Assignment Agreement Amendment, dated as of February 8, 2014, by and between Immune Pharmaceuticals Ltd. and Mablife S.A.S. (f/k/a Monoclonal Antibodies Therapeutics M.A.P.) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.27	Sublicense Agreement, dated as of August 27, 1999, between Epitome Pharmaceuticals Limited (Dalhousie University) and American Pharmed Labs, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 3, 2005).
10.28	License Agreement, dated as of March 1, 2004, by and between Shire Biochem Inc., Maxim Pharmaceuticals, Inc. and Cytovia, Inc., as amended (incorporated by reference to Exhibit 10.1 to each of Maxim Pharmaceuticals, Inc.’s Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2004 and May 5, 2005, respectively).
10.29	Waiver and Amendment to License Agreement, dated as of April 3, 2014, by and between Immune Pharmaceuticals Inc. and Dalhousie University (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2014).
10.30	Revolving Line of Credit, dated as of April 17, 2014, by and between Immune Pharmaceuticals Inc. and Melini Capital Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2014).
10.31	Form of Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2014).
10.32	Lease Agreement, dated as of December 30, 2014, by and between Immune Pharmaceuticals Inc. and ARE-East River Science Park, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).
10.33	Second Amendment to Lease Agreement, dated as of August 31, 2015, by and between Immune Pharmaceuticals Inc. and ARE-East River Science Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.34†	Employment Letter Agreement dated January 21, 2015, by and between Immune Pharmaceuticals Inc. and Gad Berdugo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on January 21, 2015).
10.35	License Agreement, dated as of December 18, 2003, by and between Endo Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 3, 2005).
10.36	Amendment, by and between Immune Pharmaceuticals Inc. and Endo Pharmaceuticals Inc., dated July 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on with the SEC on July 8, 2015).
10.37†	First Amendment to Employment Agreement, dated February 28, 2015, by and between Immune Pharmaceuticals Inc. and Daniel G. Teper (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).
10.38†	Termination Agreement and General Release, dated February 28, 2015, by and between Immune Pharmaceuticals, Ltd. and Daniel G. Teper (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015).
10.39	Form of Securities Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2015).
10.40	Loan and Security Agreement, dated July 29, 2015, by and among Immune Pharmaceuticals Inc. and Immune Pharmaceuticals USA Corp., Immune Pharmaceuticals Ltd., as guarantor, and Hercules Capital, as agent for itself and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.41	Stock Purchase Agreement, dated as of July 28, 2015, by and between Immune Pharmaceuticals Inc. and the investor named therein (registered direct offering) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.42	Stock Purchase Agreement, dated as of July 28, 2015, by and between Immune Pharmaceuticals Inc. and the investor named therein (private placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.43	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).
10.44†	Employment Agreement dated November 1, 2015, by and between Immune Pharmaceuticals Ltd. and Miri Ben-Ami (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016).
10.45†	Employment Agreement dated November 18, 2015, by and between Immune Pharmaceuticals Inc. and Monica E. Luchi (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016).
10.46†	Employment Agreement, dated as of December 31, 2015, by and between Immune Pharmaceuticals Inc. and John Militello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015).
10.47†	Release and Consulting Agreement, dated as of December 28, 2015, by and between Immune Pharmaceuticals Inc. and Gad Berdugo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015).
10.48	Research and License Agreement, dated as of January 1, 2016, by and between BioNanoSim Ltd. and Immune Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2016).
10.49	Capital Access Agreement, dated as of April 19, 2016, by and between the Company and Regatta Select Healthcare, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on April 20, 2016).
10.50	Amendment to Capital Access Agreement, dated as of June 10, 2016, by and between the Company and Regatta Select Healthcare, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on June 13, 2016).
10.51	June Capital Access Agreement, dated as of June 10, 2016, by and between the Company and Regatta Select Healthcare, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K with the SEC on June 13, 2016).
10.52	Amendment No. 1 to License Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on July 19, 2016).
10.53	Form of Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on July 19, 2016).
10.54	Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on August 3, 2016).
10.55	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K with the SEC on August 3, 2016).
10.56	Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on September 7, 2016).

10.57	Agreement dated September 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on September 16, 2016).
10.58	Securities Purchase Agreement, dated as of November 17, 2016, by and between the Company and HLHW, IV LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on November 22, 2016).
10.59	Form of Convertible Note, dated as of November 17, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K with the SEC on November 22, 2016).
10.60	Registration Rights Agreement, dated as of November 17, 2016, by and between the Company and HLHW, IV LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K with the SEC on November 22, 2016).
10.61	Common Stock Purchase Agreement, dated as of November 17, 2016, by and between the Company and HLHW IV, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K with the SEC on November 22, 2016).
10.62	Common Stock Purchase Agreement, dated as of February 3, 2017, by and between the Company and HLHW IV, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on February 3, 2017).
10.63	Common Stock Purchase Agreement, dated as of March 22, 2017, by and between the Company and HLHW IV, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on March 23, 2017).
10.64	Securities Purchase Agreement, dated as of April 10, 2017, by and between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).
10.67	Convertible Note, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).
10.68	Registration Rights Agreement, dated as of April 10, 2017, by and between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).
10.69	Common Stock Purchase Warrant dated as of April 10, 2017, by and between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).
10.70	Separation Agreement, dated April 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on April 27, 2017).
10.71	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2017).
10.72	Form of Convertible Debenture (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2017).
10.73	Form of Convertible Debenture (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2017).
10.74	Letter Agreement between Elliot Maza and Immune Pharmaceuticals Inc., dated May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2017).
21.1*	List of Subsidiaries of Immune Pharmaceuticals Inc.
23.1*	Consent of BDO USA, LLP. Independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBLR Instance Document
101.SCH*	XBLR Taxonomy Extension Schema Document
101.CAL*	XBLR Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBLR Taxonomy Extension Definition Linkbase Document
101.LAB*	XBLR Taxonomy Extension Label Linkbase Document
101.PRE*	XBLR Taxonomy Extension Presentation Linkbase Document

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

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Elliot M. Maza
Elliot M. Maza
Interim Chief Executive Officer
May 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/Elliot M. Maza	Interim Chief Executive Officer and Director (Principal Executive Officer)	May 17, 2017
Elliot M. Maza

/s/ John Militello	VP Finance, Controller and Chief Accounting Officer	May 17, 2017
John Militello	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Kazado	Director	May 17, 2017
Daniel Kazado

/s/ Dr. Cameron Durrant	Director	May 17, 2017
Dr. Cameron Durrant

/s/ Dr. Daniel G. Teper	Director	May 17, 2017
Dr. Daniel G. Teper

/s/ John A. Neczesny	Director	May 17, 2017
John A. Neczesny

/s/ Dr. Jeffrey Paley	Director	May 17, 2017
Jeffrey Paley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Immune Pharmaceuticals Inc.

New York, New York

We have audited the accompanying balance sheets of Immune Pharmaceuticals Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immune Pharmaceuticals Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

As discussed in Note 2 to the consolidated financial statements, on April 12, 2017, the Company approved a reverse stock split with a ratio of 1-for-20. As a result, common stock share amounts included in these consolidated financial statements have been retrospectively adjusted.

/s/ BDO USA, LLP

New York, New York

May 17, 2017

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$271	$4,543
Restricted cash	59	31
Other current assets	314	258
Total current assets	644	4,832
Property and equipment, at cost, net of accumulated depreciation of $165 and $77	316	371
In-process research and development acquired	15,000	27,500
Intangible assets, net	2,806	3,111
Other assets	339	370
Total assets	$19,105	$36,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,522	$2,439
Accrued expenses	2,620	2,660
Advances from related parties	236	-
Derivative financial instruments, warrants	-	84
Notes and loans payable, current portion, net of debt discount	2,739	997
Obligations under capital lease, current portion	48	106
Total current liabilities	9,165	6,286
Notes and loans payable, net of current portion	1,442	2,886
Obligations under capital lease, net of current portion	52	91
Series D Preferred Stock derivative liability	-	6,529
Deferred tax liability	5,933	10,870
Total liabilities	16,592	26,662

Series D Preferred Stock, net of discount, par value $0.0001, 12,000 shares authorized, 0 shares issued and outstanding as of December 31, 2016 and 963 shares issued and outstanding as of December 31, 2015	-	1,659
Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; authorized 225,000,000 shares; 8,123,766 and 1,621,747 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1	-
Additional paid-in capital	98,159	70,849
Accumulated deficit	(95,647)	(62,986)
Total stockholders’ equity	2,513	7,863
Total liabilities and stockholders’ equity	$19,105	$36,184

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For The Years Ended
	December 31,
	2016	2015

Revenue	$-	$-

Operating expenses:
Research and development	8,333	5,935
General and administrative	6,427	9,789
In-process research and development impairment expense	12,500	-
Total operating expenses	27,260	15,724
Loss from operations	(27,260)	(15,724)

Non-operating expense:
Interest expense	(1,555)	(827)
Change in fair value of derivative instruments	(8,656)	(128)
Loss on extinguishment of debt	-	(463)
Other expense, net	(46)	(15)
Total non-operating expense:	(10,257)	(1,433)
Net loss before income taxes	(37,517)	(17,157)
Income tax benefit	4,856	-
Net loss	(32,661)	(17,157)
Deemed dividend	(7,973)	(6,959)
Loss attributable to common stockholders	$(40,634)	$(24,116)
Basic and diluted loss per common share	$(9.58)	$(18.04)

Weighted average common shares outstanding - basic and diluted	4,240,075	1,337,070

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2016 and 2015

($ in thousands, except share amounts)

	Series C Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2015	2,821	$821	1,198,768	$-	$62,552	$(45,829)	$17,544
Exercise of options and warrants	-	-	19,403	-	143	-	143
Conversion of Series C Preferred Stock and associated dividends	(2,832)	(821)	131,378	-	1,071	-	250
Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	-	-	225,586	-	2,439	-	2,439
Stock-based compensation	-	-	29,408	-	2,833	-	2,833
Shares issued to settle liabilities	-	-	14,530	-	537	-	537
Shares issued for financing costs	-	-	2,674	-	100	-	100
Warrants issued in connection with debt financing	-	-	-	-	416	-	416
Warrants issued in connection with Series D financing	-	-	-	-	758	-	758
Loss for the period	-	-	-	-	-	(17,157)	(17,157)

Balance at December 31, 2015	-	-	1,621,747	-	$70,849	(62,986)	7,863

Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	-	-	4,735,589	1	16,882	-	16,883
Shares Sold in HLHW Equity Financing	-	-	625,000	-	2,445	-	2,445
Shares Issued per the Capital Access Agreements	-	-	360,000	-	1,924	-	1,924
Share Purchase Agreements	-	-	407,063	-	3,348	-	3,348
Costs related to equity financing	-	-	201,711	-	(603)	-	(603)
Promissory note converted to common stock	-	-	115,667	-	1,006	-	1,006
Reclassification of Hercules warrants derivative liability to additional paid-in capital	-	-	-	-	46	-	46
Common stock issued to settle liabilities	-	-	28,670	-	240	-	240
Exercise of stock options	-	-	10,819	-	16	-	16
Share-based compensation	-	-	17,500	-	2,006	-	2,006
Loss for the period	-	-	-	-	-	(32,661)	(32,661)
Balance at December 31, 2016	-	$-	8,123,766	$1	$98,159	$(95,647)	$2,513

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	For the Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(32,661)	$(17,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393	331
Amortization of debt discount and debt issuance costs	606	318
Stock-based compensation expense	2,006	2,833
Issuance of common stock to consultant	-	280
Change in fair value of derivative instruments	8,656	128
In-process research and development impairment	12,500	-
Change in deferred taxes	(4,937)	-
Decrease in long term grants payable	-	(469)
Changes in operating assets and liabilities:
Increase in other current assets	(25)	(160)
Increase in security deposit	-	(177)
Increase in accounts payable	1,253	1,447
Decrease in accrued expenses	(98)	(1,250)
Decrease in due to related parties	-	(30)
Net cash used in operating activities	(12,307)	(13,906)
Cash flows from investing activities:
Change in restricted cash	(29)	(10)
Purchase of property and equipment	(21)	(167)
Net cash used in investing activities	(50)	(177)
Cash flows from financing activities:
Proceeds received from issuance of common stock related to HLHW financing	2,445	-
Proceeds received from issuance of common stock related to Capital Access Agreements	1,924	-
Proceeds received from issuance of common stock related to Share Purchase Agreements	3,348	-
Payment of financing fees	(505)	(1,593)
Proceeds from Series D Preferred Stock	-	12,000
Proceeds received from exercise of options and warrants	16	143
Proceeds from issuance of debt	-	4,500
Proceeds received from sale of convertible note	1,000	-
Repayment of notes and loans payable	(1,229)	(3,191)
Payment of capital lease	(96)	-
Repayment of related party loans	(280)	-
Proceeds from related party loans	1,462	-
Net cash provided by financing activities	8,085	11,859
Net decrease in cash	(4,272)	(2,224)
Cash and cash equivalents at beginning of year	4,543	6,767
Cash at end of year	$271	$4,543

Supplemental disclosure of cash flow information:
Cash paid for interest	$416	$378
Cash paid for income taxes	81	-
Supplemental disclosure of non-cash financing activities:
Deemed dividend	7,973	6,959
Conversion of promissory notes to common stock	1,006	-
Shares issued to settle liabilities	240	537
Reclassification of Hercules warrants derivative liability to additional paid in capital	46	-
Settlement of liability with promissory note	60	-
Warrants issued to Series D Preferred Stock placement agents	-	758
Warrants issued to July 2015 debt financing placement agent	-	416
Series D Preferred Stock original issue discount	-	632
Shares issued for financing costs	-	100
Conversion of Series C Preferred Stock reclassified from mezzanine to equity	-	821

The accompanying notes are an integral part of the consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.   Business Description

Immune Pharmaceuticals Inc., together with its subsidiaries (collectively, “Immune” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development of novel targeted therapeutic agents in the fields of immuno-inflammation, dermatology and immuno-oncology. The Company’s leading product candidate is bertilimumab, a clinical-stage, first-in-class, fully human antibody, which targets eotaxin-1, a key regulator of immuno-inflammation. The Company’s asset portfolio includes NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis. The Company’s immuno-oncology pipeline includes Ceplene, which is effective for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) and Azixa and crolibulin, two clinical-stage, vascular disrupting agents (“VDA”), which have demonstrated encouraging preliminary proof of concept study results. In addition, the Company has two immuno- oncology platform assets, consisting of a bispecific antibody platform and a nanotechnology combination platform, which it refers to as “NanomAbs”.

The Company’s core business strategy is to build a portfolio of novel immunotherapies and compounds with the potential to treat or prevent severe inflammatory diseases in dermatology, gastroenterology and cancer, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. Additionally, we may seek to acquire commercial stage drugs in the field of immuno- oncology. The Company intends to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications.

As of December 31, 2016, the Company did not have any self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that the Company’s research and development efforts will be successful, that any of its products will obtain necessary government regulatory approval or that any approved products will be commercially viable.

On April 12, 2017, the Company announced a reverse stock split of its shares of common stock at a ratio of 1-for-20. Beginning with the opening of trading on April 13, 2017, the common stock began trading on a post-split basis on the Nasdaq Capital Market (“NASDAQ”) under the symbol IMNP. All share and per share amounts in this Form 10-K have been reflected on a post-split basis (see Note 16).

History – Reverse Merger. On August 25, 2013, Immune Pharmaceuticals Inc. (formerly known as, EpiCept Corporation), a Delaware corporation, or Immune, closed a merger transaction (the “Merger”) with Immune Pharmaceuticals Ltd., a privately held Israeli company (“Immune Ltd.”), pursuant to a definitive Merger Agreement and Plan of Reorganization, dated as of November 7, 2012, as amended (the “Merger Agreement”) by and among Immune, EpiCept Israel Ltd., an Israeli company and a wholly-owned subsidiary (“Merger Sub”) and Immune Ltd. Pursuant to the Merger Agreement, Merger Sub merged with and into Immune Ltd., following which Immune Ltd. became a wholly-owned subsidiary of Immune and the former stockholders of Immune Ltd. received shares of Immune that constituted a majority of the outstanding shares of Immune.

 Note 2. Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern.  The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a “going concern” despite insufficient available cash as of the date of this filing to fund the anticipated level of operations for at least the next 12 months is dependent on the Company’s ability to raise capital and monetize assets through sale or licensing of drug candidates under development.

The Company has limited capital resources and its operations have been funded by the proceeds of equity and debt offerings. The Company has devoted substantially all of its cash resources to research and development (“R&D”) programs and incurred significant general and administrative expenses to enable it to finance and grow its business and operations. To date, the Company has not generated any significant revenue and may not generate any revenue for a number of years, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities or cease operations.

The Company has generated losses from operations since inception and it anticipates that it will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2016, the Company had negative working capital of approximately $8.5 million and its accumulated deficit was $95.6 million. The Company’s net loss was $32.7 million and $17.2 million for the fiscal years ended December 31, 2016 and 2015, respectively. The Company’s cash used in operations was $12.3 million and $13.9 million for the years ended December 31, 2016 and 2015, respectively.

The Company has limited capital resources and operations, and since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of December 31, 2016, the Company had approximately $0.3 million in cash.

The Company will require additional financing in fiscal 2017 to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, sell or out-license or eliminate some or all of its R&D programs. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2017. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months. If the Company fails to raise additional capital or obtain substantial cash inflows from potential partners within the next few months, it may be forced to curtail or cease operations. The Company cannot provide any assurance that financing will be available in a timely manner, on favorable terms or at all. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern

The Company has adopted Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This ASU requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures.

Note 3.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Immune and its subsidiaries: Immune Pharmaceuticals Ltd. (“Immune Ltd.”), Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc., Cytovia, Inc., Immune Oncology Pharmaceuticals Inc. and EpiCept GmbH (closed January 2015). All material inter-company transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-K.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported periods. Significant estimates include impairment of long lived assets (including intangible assets and In-Process R&D (“IPR&D”), amortization period of intangible assets, fair value of stock based compensation, fair value of warrants and derivative liabilities and valuation of uncertain tax position. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company. The Company maintains cash and cash equivalents with certain major financial institutions in the United States and Israel. At certain times during the year cash may exceed U.S. federally insured limits.

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

The Company performs an analysis annually to determine whether an impairment of intangible assets has occurred. In particular, the Company evaluated the AmiKet IPR&D as of December 31, 2016 for impairment and determined that it is more likely than not that the AmiKet IPR&D is impaired. See In-Process Research and Development below for a further discussion of the Company’s determination that an impairment has occurred.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the useful live of the related asset. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

	Method	Estimated Useful Life (Years)
Computers and accessories	Straight-line	3 - 5
Equipment	Straight-line	3 - 5
Furniture and fixtures	Straight-line	3 - 7

Property and equipment consisted of the following ($ in thousands):

	December 31,
	2016	2015
Computers and software	$103	$85
Equipment	284	273
Furniture and fixtures	94	90
	481	448
Less accumulated depreciation	(165)	(77)
	$316	$371

Depreciation expense amounted to $88,000 and $26,000 for the years ended December 31, 2016 and 2015, respectively.

In-Process Research and Development

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

The Company recorded an asset, IPR&D, with an initial book value of $27.5 million, related to the acquisition of AmiKet in August 2013 as part of the merger with Epicept. Management completed an impairment analysis of the IPR&D as of December 31, 2016 and concluded that the following factors indicate that the IPR&D asset was impaired: a decision by management to delay any further development of AmiKet; the failure to sell or license AmiKet to a third party; and in consideration of the Company’s market capitalization. For the year ended December 31, 2016, the Company recorded an impairment charge of $12.5 million in its consolidated statement of operations, which represents the excess of the IPR&D asset’s carrying value over its estimated fair value. The estimated fair value of the IPR&D asset is based upon the value ascribed to AmiKet in an arm’s length agreement negotiated by the Company with an unrelated third party.

Segment Information

The Company operates in one reportable segment: acquiring, developing and commercializing prescription drug products. Accordingly, the Company reports the accompanying consolidated financial statements in the aggregate, including all of its activities in one reportable segment. As of December 31, 2016 and 2015, approximately 9% and 8%, respectively, of the Company's assets were located outside of the U.S.

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

Stock-based Compensation

The Company recognizes compensation expense for all equity-based payments. Stock based compensation issued to employees is accounted for under ASC 718, Compensation – Share Compensation (“ASC 718”). The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. Certain assumptions need to be made with respect to utilizing the Black-Scholes valuation model, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. The expected life of the stock options were calculated using the short cut method per the provisions of ASC 718. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. As the Company’s common stock does not have an adequate length of trading history, coupled with significant changes to the business since the Merger, the expected stock price volatility for the Company’s common stock was estimated by taking the average historical price volatility for industry peers combined with the Company’s historical data based on daily price observations. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impacts the amount of compensation expense to be recognized in future periods.

The Company accounts for stock-based transactions with non-employees in which services are received in exchange for equity instruments based upon the fair value of the equity instruments issued, in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Factors that most significantly affect the expense related to equity-based payments to non-employees include the estimated fair market value of the common stock underlying the stock options and the estimated volatility of such fair market value. The value of such options is re-measured every quarter until performance is complete and income or expense is recognized during the vesting terms. Accounting for equity-based payments to non-employees granted by the Company requires fair value estimates of the equity instrument grant. When stock-based grants are granted in exchange for the receipt of services, the Company estimates the value of the stock-based compensation based upon the value of its common stock at the date of grant.

Reverse Stock Split

On April 12, 2017, the Company effected a one-for-twenty reverse stock split (the “Reverse Split”) of its issued and outstanding shares of common stock (“Common Stock”). Every twenty shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share of Common Stock. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

The Reverse Split affected all issued and outstanding shares of Common Stock, as well as Common Stock underlying stock options, warrants and convertible instruments outstanding immediately prior to the effectiveness of the Reverse Split. The Reverse Split reduced the total number of shares of Common Stock outstanding from approximately 194.3 million to approximately 9.7 million.

No fractional shares were issued in connection with the Reverse Split. Any fractional share of common stock that would otherwise have resulted from the reverse stock split was rounded up to the nearest whole share.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes.” The Company is required to file income tax returns in the appropriate U.S. federal, state and local jurisdictions, including New York State and New York City and in Israel. Since the Company had losses in the past, all prior years that generated net operating loss carry-forwards are open and subject to audit examination.

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of December 31, 2016 and 2015, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. ASC 740 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, which criteria is a matter of significant judgment. The Company had gross liabilities recorded of $60,000 and $50,000 for the years ended December 31, 2016 and 2015, respectively, to account for potential state income tax exposure. The Company’s policy is to record interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision, of which such amounts were immaterial for the years ended December 2016 and 2015.

Patents

The Company expenses external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent applications pending. The Company also expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred.

Clinical Trial Accruals

The Company’s preclinical and clinical trials are performed by third party contract research organizations (CROs) and/or clinical investigators, and clinical supplies are manufactured by contract manufacturing organizations (CMOs). Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CMOs regarding the status and cost of the studies, and may not match the actual services performed by the organizations. This could result in adjustments to the Company’s research and development expenses in future periods. To date the Company has had no significant adjustments.

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The amendments of ASU No. 2016-18 were issued to address the diversity in classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows which is currently not addressed under Topic 230. The ASU would require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of the ASU should be applied retrospectively. The Company is evaluating the impact of the standard on the Company’s statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The ASU was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The ASU would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of the ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is not early adopting and is evaluating the impact of the standard on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The ASU was issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The ASU is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods in those fiscal years. Early adoption is permitted, including adoption in an interim fiscal period with all amendments adopted in the same period. The adoption of the ASU is required to be applied retrospectively. The Company is evaluating the impact of the standard on the Company's statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company is evaluating the impact of the standard on the Company’s financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact of the standard on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact that the standard will have on its consolidated financial statements.

Note 4. Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815-40, “Derivative and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), instruments that do not have fixed settlement provisions are deemed to be derivative instruments.

Hercules Warrants

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp., a wholly-owned subsidiary of the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital (“Hercules”) pursuant to which Hercules agreed to lend $4.5 million to the Company with an option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and satisfaction of certain other conditions. As of June 15, 2016, the Company had not met certain of the milestones as defined in the Hercules agreement in order to draw down upon the additional $5.0 million and as a result the option expired. In connection with the execution of the Loan Agreement, the Company has issued to Hercules a five-year warrant (“Hercules Warrant”) to purchase an aggregate of 10,743 shares of its common stock at an exercise price of $34.00 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date (the “Hercules Warrants”).

The Company determined the fair value of the Hercules Warrants to be $0.3 million on July 29, 2015 using the Binomial Lattice pricing model and recorded that amount as part of debt discount in its consolidated balance sheets since the Hercules Warrant was considered part of the cost of the financing and is being amortized over the life of the Hercules Loan Agreement using the effective interest method. The Hercules Warrants were re-measured at each balance sheet date until the expiration of the anti-dilution provision on January 29, 2016. For the year ended December 31, 2016 and 2015, the Company recorded a gain on the change in the estimated fair value of the Hercules Warrants of $38,000 and $0.2 million, respectively, which was recorded as non-operating expense in its consolidated statements of operations. Upon the expiration of the anti-dilution provision on January 29, 2016, the remaining balance of $46,000 of the derivative liability associated with the Hercules Warrant was reclassified to additional paid-in-capital in the Company’s consolidated balance sheets (see Note 5).

Discover Series D Convertible Preferred Stock

In 2015, the Company issued Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) to Discover Growth Fund (“Discover”), with a conversion price of $50.00 per share. The Company received total gross proceeds of $12.0 million in connection with the issuance of the Series D Preferred Stock to Discover after taking into account a 5% original issue discount. Discover could convert at any time and at conversion Discover receives a conversion premium equal to the amount of dividends it would have received with respect to the Series D Preferred Stock if the Series D Preferred Stock had been held to the term of agreement of 6.5 years. The Series D Preferred Stock dividend rate included an adjustment feature that fluctuated inversely to the changes in the value of the Company’s common stock price. The conversion premium and dividends are redeemed upon conversion of the Series D Preferred Stock.  The Company determined that the conversion premium and dividends with the features described above required liability accounting. Accordingly, the conversion premium and the dividend feature were bifurcated from the Series D Preferred Stock on the Company’s consolidated balance sheet and were recorded as a derivative liability at fair value. Changes in the fair value of the derivative liability are recognized in the Company’s consolidated statement of operations for each reporting period. For the year ended December 31, 2016, Discover converted its remaining 963 shares of the Company’s Series D Preferred Stock outstanding. For the year ended December 31, 2015, Discover converted 300 shares of the Company’s Series D Preferred Stock. For the years ended December 31, 2016 and 2015, the Company recorded a loss of $8.7 million and $0.3 million, respectively, on the change in the estimated fair value of the Discover derivative liability, which was recorded as a non-operating expense in the Company’s consolidated statements of operations. The fair value of the Discover derivative liability as of December 31, 2016 and 2015 was $0 and $6.5 million, respectively (see Notes 5 and 11).

Note 5. Fair Value Measurements

Financial Instruments and Fair Value

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The financial instruments recorded in the Company’s consolidated balance sheets consist primarily of cash, restricted cash, current debt and accounts payable. The carrying amounts of the Company’s cash and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s long-term debt approximates its gross carrying value of approximately $1.9 million (which has been presented net of issuance costs) due to its remaining maturity of less than two years.  In estimating the fair value of the Company’s derivative liabilities associated with the Hercules Warrant and the Series D Preferred Stock issued to Discover, the Company used the Binomial Lattice options pricing model at inception and on each subsequent valuation date. Based on the fair value hierarchy, the Company classified the derivative liability associated with the Hercules Warrant and the Series D Preferred Stock issued to Discover within Level 3 as of December 31, 2015. The Company had no other financial liabilities or assets that were measured at fair value as of December 31, 2016.

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

Hercules Warrants

The following table sets forth a summary of changes in the estimated fair value of the Company’s Hercules Warrant derivative liability for the periods presented ($ in thousands):

Fair Value Measurements of Hercules Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2015	—
Warrants issued with July 2015 debt financing	$315
Change in estimated fair value of liability classified warrants	(231)
Balance at January 1, 2016	84
Change in estimated fair value of liability classified warrants	(38)
Reclassification from liability to additional paid-in capital	(46)
Balance at December 31, 2016	$-

Series D Preferred Stock

The following table sets forth a summary of changes in the estimated fair value of the Company’s Series D Preferred Stock derivative liability for the periods presented ($ in thousands):

Fair Value Measurements of Series D Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2015	—
Series D Preferred Stock derivative liability at inception- July 28, 2015 ($9.0 million financing)	$5,930
Series D Preferred Stock derivative liability at inception- September 29, 2015 ($3.0 million financing)	2,077
Series D Preferred Stock conversions	(1,836)
Change in estimate fair value of Series D Preferred Stock derivative liability	358
Balance at January 1, 2016	$6,529
Change in estimated fair value of Series D Preferred Stock derivative liability	8,694
Series D Preferred Stock conversions	(15,223)
Balance at December 31, 2016	$-

Note 6. Licensing Agreements

BioNanoSim Ltd - Nano Cyclosporine-A

In January 2016, the Company through its wholly owned subsidiary, Immune Ltd. entered into a definitive research and license agreement with BioNanoSim Ltd. (“BNS”). The license was entered into pursuant to an existing Memorandum of Understanding, dated June 10, 2015, by and between the Company and Yissum. Under the license, the Company obtained from BNS an exclusive, worldwide sublicense, with a right to further sublicense, for the development, manufacturing and commercialization of certain inventions and research results regarding Yissum’s patents in connection with nanoparticles for topical delivery of cyclosporine-A (Nanocyclo), for all topical skin indications. In consideration for the License, the Company will pay BNS the following payments throughout the term of the License:

•	an annual maintenance fee of $30,000, commencing on January 1, 2021, which maintenance fee is subject to an increase by 30% each year, up to a maximum annual maintenance fee of $0.1 million, and may be credited against royalties or milestone payments payable in the same calendar year;

•	a license fee in the amount of $0.5 million, to be paid in four equal installments to be made between January 4, 2016 and October 1, 2016;

•	royalties on net sales of products (as such term is defined in the License) by the Company in the amount of up to 5%, subject to certain possible reductions in certain jurisdictions;

Sublicense fees in the amount of 18% of any non-sales related consideration received by the Company from a sublicense or an option to receive a sublicense for the products and/or the licensed technology (as such terms are defined in the license); and milestones payments of up to approximately $4.5 million and 12,500 shares of the Company’s common stock upon the achievement of certain regulatory, clinical development and commercialization milestones, though in the event that the Company receives consideration from a sublicensee for any such milestones, the Company will pay to BNS the higher of either (a) the amount of the particular milestone payment or (b) the amount of the sublicense fees that are due for such sublicensee consideration paid to the Company. In addition, the Company shall reimburse BNS within 60 days for expenses relating to patent fees and will sponsor a 12-month research program to prepare the program for investigational new drug (“IND”) submission. For the year ended December 31, 2016, the Company paid $0.5 million for the license fee and paid $0.2 million related to research fees.

Yissum Research Development Company of the Hebrew University of Jerusalem Ltd. – AmiKet Nano

On June 25, 2015, the Company entered into a definitive research and license agreement with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd. (“Yissum”). Under the license, the Company has obtained an exclusive, worldwide license from Yissum, with certain sublicensing rights, to make commercial use of certain of Yissum’s patents and know-how in connection with a topical nano-formulated delivery of AmiKet for the development, manufacturing, marketing, distribution and commercialization of products based on the technology. In consideration for the license, the Company will pay Yissum the following payments throughout the term of the license:

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

Furthermore, the Company will fund an annual research program in the amount of approximately $0.4 million annually, plus VAT and any applicable taxes, commencing on October 1, 2015 (or such other time as mutually agreed between the parties). The results of the research, including any patents or patent applications shall automatically be licensed to the Company. During the year ended December 31, 2015, the Company recorded an expense for the research fee of $0.2 million, which was paid in 2016. For the year ended December 31, 2016, no expense related to the research fee had been accrued as the parties could not mutually agreed on the next phase of the research studies.

Atlante Biotech SAS

On December 28, 2015, the Company entered into an exclusive license with Atlante Biotech SAS (“Atlante”), to the patents and know-how for a new format of bispecific antibodies. The R&D work on the bispecific antibodies will be performed at the Company’s recently established Immunology R&D unit at the Alexandria Center for Life Sciences in New York City, under the leadership of Dr. Boris Shor, Executive Director of R&D of Immune. In recently presented data, the platform prototype bispecific antibody was shown to retain effector functions and mediate redirect killing of target cells by cytokine induced killer T cells. The bispecific antibody demonstrated direct anti-cancer effects in vitro, as well as in vivo anti-tumor activity and improved survival in a mouse xenograft model of disseminated leukemia. A collaborative European consortium led by Dr. Kadouche and funded by a European grant developed the novel platform for production of tetravalent IgG1-like bispecific antibodies. During the year ended December 31, 2016, the Company paid approximately $0.1 million in license fees to Atlante.

Dr. Jean Kadouche and Alan Razafindrastita

In March 2011, Dr. Jean Kadouche, a related party, sold, assigned and transferred to Immune the entire right, title and interest for all countries, in and to any and all patents and inventions related to mice producing human antibodies and a method of preparation of human antibodies, collectively, the Human Antibody Production Technology Platform. Immune Ltd paid Dr. Kadouche and Alan Razafindrastita  total consideration of: (i) $20,000 in cash and (ii) 40,000 ordinary shares of Immune Ltd, which were valued at approximately $0.7 million. Through the Human Antibody Production Technology Platform and additional laboratory work, human immune systems and specific cell lines are introduced in mice, enabling them to produce human monoclonal antibodies.

Endo Pharmaceuticals Inc.

On July 7, 2015, the Company amended its 2003 Licensing Agreement with Endo Pharmaceuticals Inc. (“Endo”). As a result, Immune transferred to Endo its previously licensed patents related to the use of topical lidocaine in acute and chronic back pain and Endo granted to Immune a royalty-free, non-exclusive, fully transferable license to those patents. Endo will make undisclosed milestone payments to Immune if Endo receives a back-pain indication for a lidocaine-based product, as per the original 2003 Licensing Agreement. The Company re-gained full exclusive rights to develop, commercialize and license LidoPAIN. The Company is assessing strategic alternatives for this non-core asset.

Dalhousie University

In connection with the Merger, the Company entered into a direct license agreement with Dalhousie University (“Dalhousie”) under which the Company has an exclusive license to certain patents for the topical use of tricyclic anti-depressants and N-methyl-D-aspartate (“NMDA”) receptor antagonists as topical analgesics for neuralgia. These, and other patents, cover the combination treatment consisting of amitriptyline and ketamine in AmiKet.

The Company has been granted worldwide rights to make, use, develop, sell and market products utilizing the licensed technology in connection with passive dermal applications. The Company is obligated to make payments to Dalhousie upon achievement of specified milestones and to pay royalties based on annual net sales derived from the products incorporating the licensed technology. The Company is further obligated to pay Dalhousie an annual maintenance fee until the license agreement expires or is terminated, or a New Drug Application (“NDA”) for AmiKet is filed with the FDA, or Dalhousie will have the option to terminate the agreement. The license agreement with Dalhousie terminates upon the expiration of the last to expire licensed patent. On April 3, 2014, the Company entered into a Waiver and Amendment to the license agreement pursuant to which Dalhousie agreed to irrevocably waive the Company’s obligation to pay the $0.5 million maintenance fee that was due on August 27, 2012 and August 27, 2013 and in any subsequent year. In addition, the Company has agreed to pay Dalhousie royalties of 5% of net sales of licensed technology in countries in which patent coverage is available and 3% of net sales in countries in which data protection is available. The parties have also agreed to amend the timing and increase the amounts of the milestone payments payable under the license agreement. As of December 31, 2016 and 2015, no amounts were due to Dalhousie. Additional milestones payments will become due upon sub licensing and receipt of certain approvals, none of which have yet been met or received.

Shire BioChem Inc.

In connection with the Merger, the Company acquired a license agreement for the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire BioChem Inc. (“Shire”) (formerly known as BioChem Pharma, Inc.). Under the agreement, the Company is required to provide Shire BioChem a portion of any sublicensing payments the Company receives, if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26.0 million assuming the successful commercialization of the compounds by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales. As of December 31, 2016 and 2015, no amounts were due to Shire.

Lonza Sales AG

On May 2, 2012, Lonza Sales AG (“Lonza”) granted the Company a sub-licensable, non-exclusive worldwide license under certain know-how and patent rights to use, develop, manufacture, market, sell, offer, distribute, import and export bertilimumab, as it is produced through the use of Lonza’s system of cell lines, vectors and know-how. The Company is not obligated to manufacture bertilimumab through the use of Lonza’s system.

The Company agreed to pay Lonza (i) a royalty of 1% of the net selling price of bertilimumab manufactured by Lonza; or (ii) an annual payment of approximately $0.1 million (first payable upon commencement of Phase II clinical trials) plus a royalty of 1.5% of the net selling price of bertilimumab if it is manufactured by the Company or one of its strategic partners; or (iii) an annual payment of approximately $0.5 million (first payable upon commencement of the relevant sublicense) plus a royalty of 2% of the net selling price of bertilimumab if it is manufactured by any party other than Lonza, the Company or one of its strategic partners. The royalties are subject to a 50% reduction based on the lack of certain patent protections, including the expiration of patents, on a country-by-country basis. Unless earlier terminated (including, but not limited to, the reasons set forth below), the license agreement continues until the expiration of the last enforceable valid claim to the licensed patent rights, which began to expire in 2014 and will continue to expire between 2015 and 2016, or for so long as the System Know How (as defined in the License) is identified and remains secret and substantial, whichever is later. As of December 31, 2016 and 2015, no amounts were due under the license agreement.

MabLife SAS

In March 2012, Immune Ltd. acquired from MabLife SAS (“MabLife”), through an assignment agreement, all rights, titles and interests in and to the patent rights, technology and deliverables related to the anti-Ferritin mAb, AMB8LK, including its nucleotide and protein sequences, its ability to recognize human acid and basic ferritins, or a part of its ability to recognize human acid and basic ferritins The consideration was as follows: (i) $0.6 million payable in six equal installments of which $0.2 million had been paid through December 31, 2016; and (ii) royalties of 0.6% of net sales of any product containing AMB8LK or the manufacture, use, sale, offering or importation of which would infringe on the patent rights with respect to AMB8LK.  The Company is required to assign the foregoing rights back to MabLife if it fails to make any of the required payments, are declared insolvent or bankrupt or terminate the agreement. In February 2014, the Company acquired from MabLife, through an irrevocable, exclusive, assignment of all rights, titles and interests in and to the secondary patent rights to (i) the use of anti-ferritin monoclonal antibodies in the treatment of some cancers, (ii) nucleotide and protein sequences of an antibody directed against an epitope common to human acidic, and (iii) basic ferritins, monoclonal antibodies or antibody-like molecules comprising these sequences for $0.1 million (see Notes 7 and 9).

During 2015, MabLife informed the Company that it had filed for bankruptcy. As of December 31, 2016, the bankruptcy had no impact on the Company’s Anti-ferritin Antibody intangible asset.

iCo Therapeutics Inc.

In December 2010, iCo Therapeutics Inc. (“iCo”) granted Immune Ltd. an option to sub-license the use of bertilimumab from iCo, which obtained certain exclusive license rights to intellectual property relating to bertilimumab pursuant to a license agreement with Cambridge Antibody Technology Group Plc, and to which Immune became a party. In June 2011, Immune exercised its option and obtained a worldwide license from iCo for the use and development of bertilimumab for all human indications, other than ocular indications, pursuant to a product sub-license agreement. iCo retained the worldwide exclusive right to the use of bertilimumab for all ocular applications. Under the agreement, Immune Ltd. paid an initial consideration of $1.7 million comprised of (i) $0.5 million in cash, (ii) 30,000 ordinary shares, which were valued at approximately $1.0 million and (iii) 10,000 warrants, which were valued at approximately $0.2 million. In addition to this consideration, iCo received anti-dilution rights equal to 6.14% of the Company’s issued and outstanding share capital on a fully diluted basis. As of December 31, 2016, and 2015, iCo held 32,724 shares and 6,182 of the Company’s common stock and warrants, respectively.

iCo may receive from Immune up to $32.0 million in milestone payments plus royalties. These milestones include the first dosing in a Phase III clinical trial, filing a Biologics License Application/Marketing Authorization Application, (“BLA/MMA”), approval of a BLA/MAA and the achievement of $100 million in aggregate sales of licensed products. The term of the license lasts until the expiration of all payment obligations on a country-by-country basis, at which point the license will be deemed fully paid, perpetual and irrevocable with respect to that country. As of December 31, 2016, and 2015, no milestones requiring payments had been reached.

Note 7. Intangible Assets

The value of the Company’s amortizable intangible assets including gross asset value and carrying value is summarized below ($ in thousands):

			Human	Anti-ferritin
	Bertilimumab	NanomAbs	Antibodies	Antibody
	iCo	Yissum	Kadouche	MabLife	Total
Balance as of January 1, 2015	$1,920	$521	$521	$453	$3,415
Amortization	(167)	(46)	(46)	(45)	(304)
Balance as of December 31, 2015	$1,753	$475	$475	$408	$3,111
Amortization	(167)	(46)	(47)	(45)	(305)
Balance as of December 31, 2016	$1,586	$429	$428	$363	$2,806

Gross asset value	$2,509	$694	$700	$547	$4,450
Accumulated amortization	(923)	(265)	(272)	(184)	(1,644)
Carrying value as of December 31, 2016	$1,586	$429	$428	$363	$2,806

See Note 6 for a discussion of specific rights acquired in connection with the purchase of each intangible asset.

The Company’s amortizable intangible assets above were determined by its management to have a useful life between 6 and 14 years. Amortization expense amounted to $0.3 million each for the years ended December 31, 2016 and 2015.

Estimated amortization expense for each of the five succeeding years, based upon the Company’s intangible assets owned at December 31, 2016 is as follows ($ in thousands):

Period Ending December 31,	Amount
2017	$305
2018	305
2019	305
2020	305
2021	305
Thereafter	1,281
Total	$2,806

Note 8. Accrued Expenses

Accrued expenses consist of the following ($ in thousands):

	December 31,	December 31,
	2016	2015
Professional fees	$414	$549
Salaries and employee benefits	900	545
Rent	68	691
Provision for a claim (see Note 13)	-	300
Severance	30	180
Advances and fees	340	-
Financing costs	616	88
Other	252	307
Total	$2,620	$2,660

Note 9. Notes and Loans Payable

The Company is party to loan agreements as follows ($ in thousands):

	December 31,	December 31,
	2016	2015
Loan and security agreement, net of original issue discount of $0.4 million and $1.0 million, respectively (1)	$2,857	$3,496
Convertible notes payable, net of original issue discount, debt issuance cost and debt discount of $0.1 million (2)	937	-
Note payable (3)	387	387
Total notes and loans payable	$4,181	$3,883

Notes and loans payable, net of debt discount, current portion	$2,739	$997
Notes and loans payable, noncurrent portion	1,442	2,886
Total notes and loans payable, net of original issue discount and debt discount of $0.5 million and $1.0 million (1)	$4,181	$3,883

Repayments under the Company’s existing debt agreements consist of the following ($ in thousands):

Period Ending December 31,	Amount
2017	$3,193
2018	1,495
2019	21
Total	$4,709

Loan and Security Agreement (1)

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp., a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (“Loan Agreement”) pursuant to which Hercules agreed to lend $4.5 million to the Company with an option to borrow an additional $5.0 million prior to June 15, 2016, subject to the achievement of certain clinical milestones and other conditions. As of June 15, 2016, the Company had not met certain of the milestones described in the Loan Agreement required in order to borrow an additional $5.0 million and as a result the option expired. The Loan Agreement is collateralized by a first priority perfected security interest in all tangible and intangible assets of the Company and its subsidiaries. The Loan Agreement is senior in priority to all other Company indebtedness. The interest rate on the Hercules Loan is calculated at the greater of 10% or the prime rate plus 5.25%. The Company may prepay the Hercules Loan at any time, subject to certain prepayment penalties.  Hercules may optionally convert up to $1.0 million of the unpaid principal balance of the loan in any subsequent institutionally led Company financing on the same terms, conditions and pricing applicable to such subsequent financing. This option to convert the loan to equity would be at the then fair value of the Company’s equity. Because the option to convert will be at the same terms and pricing as the new investors will be paying in the subsequent Company financing, the option is deemed to have minimal value for financial reporting purposes. The Hercules Loan’s matures on September 1, 2018 and includes an interest-only payment period for the first nine months following initial funding of the loan, after which escalating principal payments of $0.1 million per month began on April 1, 2016. Interest expense for the years ended December 31, 2016 and 2015 was $0.4 million and $0.2 million, respectively. As of December 31, 2016, the Company had made $1.2 million in principal repayments.

The Loan Agreement includes an end of term charge of $0.5 million payable on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that Borrower prepays the outstanding secured obligations under the Loan Agreement in full, or (iii) the date that the secured obligations under the Loan Agreement become due and payable in full (as described in the Loan Agreement). The Company accrues a portion of the end of term charge for each reporting period and will accrue up to the full $0.5 million charge over the 37-month term of the Hercules Loan because this charge is deemed a cost of the debt. For the years ended December 31, 2016 and 2015, the Company had recorded a charge of approximately $0.2 million and $0.1 million, respectively, in interest expense in its consolidated statements of operations related to the Loan Agreement.

The Company recorded $1.3 million in debt issuance costs relating to placement agent fees, legal fees, closing costs and the fair value of the placement agent warrants in its consolidated balance sheets upon execution of the Loan Agreement. The Company early adopted ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The Company will amortize the debt issuance costs over the term of the Loan Agreement, which matures on September 1, 2018. For the years ended December 31, 2016 and 2015, the Company recorded $0.6 million and $0.3 million, respectively, in interest expense related to the amortization of the debt issuance costs. At December 31, 2016 and 2015, the Company had approximately $0.4 million and $1.0 million, respectively, in debt issuance costs remaining to be amortized which is presented net of the debt balance in its consolidated balance sheets.

On July 21, 2016, Hercules, the Company and the holders of certain promissory notes entered into a Subordination Agreement to the Loan Agreement whereby the holders of such promissory notes agreed that their debt shall be subordinated to the Loan Agreement with respect to any security interest or lien that such creditors may have in any assets of the Company (see Note 15).

Convertible Notes Payable (2)

On November 17, 2016, the Company entered into a securities purchase agreement with HLHW IV, LLC (“HLHW”), pursuant to which HLHW purchased an aggregate principal amount of $1,050,000 of Subordinated Convertible Notes for an aggregate purchase price of $1,000,000 (“Convertible Notes”), representing a principal amount of the Notes of $1,000,000 plus an original issue discount of 5% which is $50,000.

The Convertible Notes bear interest at a rate of 7.0% per annum, payable in arrears on the maturity date of November 17, 2017.  The Notes are convertible into shares of the Company’s common stock at any time from the date of issuance of the Notes, at a conversion price equal to eighty percent (80%) of the lowest intraday bid price on the date of conversion (“conversion date”); provided the lowest intraday bid price on such conversion date is above the lowest closing bid price on the closing date (“Market Price”). In the event on the conversion date, the lowest intraday bid price is less than the Market Price, then in that instance, the conversion price on that conversion date will be equal to the lowest intraday bid price.

On the maturity date, the Company has the option to pay the amount being redeemed; including accrued but unpaid interest, in cash, shares or any combination of cash and shares of the Company’s common stock. In addition, if at any time the lowest intraday bid price falls below $5.00 per share, the holder may elect to redeem up to $350,000 of the outstanding principal, interest and any amounts due under the Notes; provided, however, the Company may only use the proceeds from the sale of common stock pursuant to the terms of the Common Stock Purchase Agreement, dated November 17, 2016 (“CS Purchase Agreement”) entered into with HLHW to redeem the Notes. The Notes are subordinated to the Loan Agreement with Hercules Capital. This redemption process may be repeated once every five business days, at the election of Holder, until the Notes are fully satisfied. The foregoing notwithstanding, HLHW may convert any or all of these Notes into shares of the Company’s common stock at any time.

The Convertible Note Agreement also includes certain of events of defaults which at any time after HLHW becomes aware of may require the redemption of all or any portion of the Notes by delivery of a written notice to the Company. Each portion of the Notes subject to redemption shall be redeemed at a price equal to the greater of 18% per annum or the maximum rate permitted under applicable law of the conversion amount being redeemed, together with liquidated damages of $250,000. As part of the agreement, the Company paid approximately $0.1 million in debt issuance costs and discount.

On December 16, 2016, the Company entered into Amendment No. 1 with HLHW, effective as of December 5, 2016 as indicated in the Note Amendment, which amends the Convertible Note Agreement to provide that in no circumstance shall the conversion price be lower than $0.10 per share of the Company’s common stock. As of December 31, 2016, the principal outstanding on the notes was approximately $1.0 million. The Company incurred $0.1 million in transaction costs. For the year ended December 31, 2016, the Company recognized $25,000 in interest expense, amortization of debt discount and debt issuance costs which was recorded in interest expense in the Company’s consolidated statement of operations.

In January 2017, Immune paid HLHW $0.3 million in liquidated damages paid for not filing the Convertible Note Registration Statement within 10 days per the Convertible Note Agreement. On February 3, 2017, the Company entered into Amendment No. 2 with HLHW in which HLHW redeemed the Note for $1.35 million in cash which included redemption at 120% of the principal balance per the Convertible Note agreement plus accrued interest. Subsequent to December 31, 2016, Immune repaid the Convertible Note using the proceeds from the November 2016 Agreement.

MabLife Notes Payable (3)

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

During the first quarter of 2015, MabLife informed the Company that it has filed for bankruptcy. For the years ended December 31, 2016 and 2015, the Company recorded $49,000 and $0, respectively, in interest expense. The Company has not paid any amounts to MabLife since the time it received notification of the MabLife bankruptcy.

Revolving Line of Credit

In April 2014, the Company entered into a three-year, $5.0 million revolving line of credit with Melini Capital Corp. (“Melini”), an existing stockholder who is related to Daniel Kazado, who was the Company’s Chairman of the Board until October 19, 2016 and is a member of the Company’s Board of Directors. Borrowings under the revolving line of credit will incur interest at a rate of 12% per year, payable quarterly. The revolving line of credit is unsecured and subordinated to the Hercules Loan Agreement. On November 30, 2016, the revolving line of credit expired and no amounts have been drawn under the revolving line of credit (see Note 15).

Note 10. Stockholders’ Equity

(a) Stock options and stock award activity

The following table illustrates the common stock options granted for the years ended December 31, 2016 and 2015:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January – December 2016	138,500	$11.20	$7.20	0 to 3.0 years	Volatility	91.55% -107.35%
						Risk free interest rate	1.35%-2.06%
						Expected term, in years	6.00-10.00
						Dividend yield	0.00%

Consultants	January – December 2016	24,250	$6.20	$4.60	0 to 1.0 years	Volatility	91.55% - 102.12%
						Risk free interest rate	1.39% -1.56%
						Expected term, in years	10.00
						Dividend yield	0.00%

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January – December 2015	88,100	$32.20	$25.20	0 to 3.0 years	Volatility	84.33% -96.49%
						Risk free interest rate	0.23%-2.17%
						Expected term, in years	6.00-10.00
						Dividend yield	0.00%

Consultants	May 2015	8,000	$39.80	$9.60	1.0 years	Volatility	91.55%
						Risk free interest rate	0.23% -0.27%
						Expected term, in years	10.00
						Dividend yield	0.00%

The following table illustrates the stock awards granted for the years ended December 31, 2016 and 2015:

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms
Consultant	January - December 2016	45,000	$8.80	Immediately
Employees	January - December 2015	700	$49.40	Immediately
Consultants	January – December 2015	37,223	$24.40	Immediately to 1 Year

The following table summarizes information about stock option activity for the years ended December 31, 2016 and 2015:

	Options
		Weighted		Weighted	Aggregate
		Average		Average	Intrinsic
	Number	Exercise	Exercise Price	Grant Date	Value
	of Options	Price	Range	Fair Value	(000)s

Outstanding at January 1, 2015	267,343	$34.00	$0.80-80.00	$39.00	$3,266
Granted	96,100	32.80	$13.80-44.00	$24.80	-
Exercised	(31,767)	$10.00	$0.80-14.20	$-	194
Forfeited/Expired	(82,226)	$48.40	$47.60-80.00	$-	-
Outstanding at December 31, 2015	249,450	$31.20	$0.80-80.00	$39.40	527
Granted	162,750	9.20	$5.40-14.60	$6.80	-
Exercised	(23,835)	$0.80	$0.80	$33.60	67
Forfeited/Expired	(17,608)	$24.60	$8.00-71.60	$21.20	44
Outstanding at December 31, 2016	370,757	$23.80	$0.80-80.00	$27.60	39
Exercisable at December 31, 2016	263,784	$23.40	$0.80-80.00	$29.00	$39

Stock-based compensation expense for the years ended December 31, 2016 and 2015 was $2.0 million and $2.8 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets. As of December 31, 2016 unamortized stock-based compensation for stock options and stock awards was $1.6 million, with a weighted-average recognition period of approximately 1.8 years, respectively.

(b) Warrants

The following table summarizes information about warrants outstanding at December 31, 2016 and 2015:

		Weighted
		Average	Exercise
	Number of	Exercise	Price
	Warrants	Price	Range
Warrants outstanding and exercisable January 1, 2015	446,319	$101.20	$37.00-1,312
Warrants issued to consultants (1)	8,000	$39.60	$39.60
Warrants issued to Hercules as part of July 2015 debt financing (2)	10,743	$34.00	$34.00
Warrants issued to July 2015 debt financings placement agent (2)	17,500	$35.60	$35.60
Warrants issued to placement agents in connection with Series D financing (3)	38,900	$50.00	$50.00
Warrants issued in conjunction with Series C Exchange (4)	21,573	$60.00	$60.00
Expired	(8,428)	$-	-
Warrants outstanding at December 31, 2015	534,607	$78.60	$33.20-1,312
Warrants issued to consultants (5)	64,911	$14.80	$9.40-20.00
Expired	(19,128)	$404.40	$28.00-1,312
Warrants outstanding at December 31, 2016	580,390	$60.80	$9.40-200.00
Warrants exercisable at December 31, 2016	580,390	$60.20	$9.40-200.00

1)	In June 2015, the Company issued 8,000 shares to a consultant for services performed, at an exercise price of $39.60 per share, exercisable commencing six months from the date of issuance and ending five years following the issuance date.

2)	In connection with the Loan Agreement with Hercules, the Company issued to Hercules a five-year warrant to purchase an aggregate of 10,743 shares of its common stock at an exercise price of $34.00 per share, subject to certain adjustments, including, if lower, the effective price of any financing occurring six months after the issuance date. The placement agent for the Loan Agreement received $0.3 million upon the closing of the Hercules Loan and warrants to purchase an aggregate of 17,500 shares of common stock, at an exercise price of $35.60 per share, exercisable commencing six months following the issuance date and ending five years following the issuance date.

3)	Upon closing of the $9.0 million Discover financing, the co-placement agents received an aggregate of $0.6 million upon closing and each received warrants to purchase an aggregate of 13,750 shares of the Company’s common stock, for a total of 27,500 shares of common stock, at an exercise price of $50.00 per share, exercisable commencing six months following the issuance date and ending five years following the issuance date. Upon closing of the additional $3.0 million Discover financing, the co-placement agents received an aggregate of $0.2 million in cash and each received warrants to purchase an aggregate of 5,700 shares of the Company’s common stock, for a total of 11,400 shares of common stock, at an exercise price of $50.00 per share, exercisable six months following the issuance date and ending five years following the issuance date.

4)	In July 2015, in connection with the Exchange Agreement with Holders of all of the shares of Series C Preferred Stock, the Company agreed to issue the Holders an aggregate of 111,914 shares of its common stock and five-year warrants to purchase an aggregate of up to 21,573 shares of the Company’s common stock, at an exercise price of $60.00 per share and exercisable commencing six months following the date of issuance. See Note 10(g).

5)	Includes warrants to purchase an aggregate of 25,000 shares of the Company’s common stock, at an exercise price of $20.00 per share, exercisable immediately and expiring five years after the issuance date, issued in connection with the July 29, 2016 securities purchase agreement with certain institutional investors for issuance and sale of 158,730 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million as discussed below.

Capital Access Agreements

April 19, 2016 Capital Access Agreement

On April 19, 2016, the Company entered into a Capital Access Agreement (“April 2016 Agreement”) with Regatta Select Healthcare, LLC (“Regatta”), pursuant to which Regatta agreed to purchase up to an aggregate of 175,000 shares of the Company’s common stock, par value $0.0001 per share (“Purchase Shares”) over the 12-month term of the April 19, 2016 Agreement. The Company had the right, but not the obligation, to direct Regatta via written notice (a “Put Notice”) to purchase up to a specific number of Purchase Shares. The purchase price per a Purchase Share pursuant to such Put Notice (the “Purchase Price”) was equal to 83% of the lowest trading price of the Company’s common stock on the NASDAQ Stock Market during the five consecutive trading days immediately following the date of such Put Notice (the “Put Date”). The number of Purchase Shares that may be purchased under each Put Notice was subject to a ceiling of the lesser of (a) $250,000 in market value of Purchase Shares or (b) 200% of average daily volume of the shares traded on the market on which the Company’s common stock is traded, computed using the 10 business days prior to the Put Date multiplied by the average of the daily closing price for the 10 business days immediately preceding the Put Date. The Purchase Price was additionally subject to a floor price equal to 75% of the average closing bid price for the common stock for the 10 trading days prior to the Put Date. As of December 31, 2016, the Company had sold all of the 175,000 shares of its common stock under the April 2016 Agreement to Regatta for aggregate gross proceeds of $0.8 million. The Company incurred approximately $0.1 million in transaction fees related to this transaction.

June 10, 2016 Capital Access Agreement

On June 10, 2016, the Company entered into a Capital Access Agreement (“June 2016 Agreement”) with Regatta, pursuant to which Regatta agreed to purchase up to an aggregate of 185,000 shares of the Company’s common stock, par value $0.0001 per share over the 12-month term of the June 10, 2016 Agreement.

Beginning on the day following the date that certain closing conditions in the June 2016 Agreement were satisfied (the “Commencement Date”), which conditions were satisfied on June 10, 2016, the Company had the right, but not the obligation, to direct Regatta via written notice (a “June Put Notice”) to purchase up to a specific number of June Purchase Shares. The purchase price per the June Purchase Share pursuant to such June Put Notice shall be equal to 83% of the lowest trading price of the Company’s common stock on the NASDAQ Stock Market during the five consecutive trading days immediately following the date of such June Put Notice. The number of Purchase Shares that may be purchased under each June Put Notice was subject to a ceiling of the lesser of (a) $250,000 in market value of the June Purchase Shares or (b) 200% of average daily volume of the shares traded on the market on which the Company’s common stock is traded, computed using the 10 business days prior to the June Put Date multiplied by the average of the daily closing price for the 10 business days immediately preceding the June Put Date. The June Purchase Price was additionally subject to a floor price equal to 75% of the average closing bid price for the Company’s common stock for the 10 trading days prior to the June Put Date. As of December 31, 2016, the Company had sold all of the 185,000 shares of its common stock under the June 10, 2016 Agreement for gross proceeds of $1.1 million. The Company incurred approximately $0.1 million in transaction fees related to this transaction.

(d) Share Purchase Agreements and Amendments to Share Purchase Agreements

During the second quarter of 2016, the Company entered into share purchase agreements with two investors, CrystalClear Group, Inc. (“Crystal”) and Dr. Jean-Marc Menat to sell a total of 48,333 restricted shares of the Company’s common stock at a price of $7.20 per share for aggregate gross proceeds of $0.3 million.

On December 16, 2016, the Company entered into amendment to the securities purchase agreement (the “SPA Amendment”) with Crystal, effective as of December 14, 2016. The SPA Amendment amends the Securities Purchase Agreement to adjust the per share purchase price paid by Crystal to $8.50 per share. Pursuant to the SPA Amendment, the Investor returned 4,248 shares to the Company in the first quarter of fiscal 2017.

In consideration of the entering into the SPA Amendment by Crystal, the Company has agreed to issue to the Crystal a five-year warrant to purchase an aggregate of 9,259 shares at an exercise price of $10.00 per share, which Warrant shall not be exercisable until six months after the date of issuance.

On December 27, 2016, the Company and Dr. Jean-Marc Menat (“Dr. Menat”) entered into Amendment No. 1 to the Securities Purchase Agreement which amends the securities purchase agreement to adjust the per share price paid by Dr. Menat to $8.82 per share. Pursuant to the SPA Amendment, Dr. Menat returned 3,776 shares to the Company in the first quarter of fiscal 2017. In consideration of the entering into of the SPA Amendment with Dr. Menat, the Company agreed to issue to Dr. Menat a five-year warrant to purchase an aggregate of 6,852 shares at an exercise price of $10.00 per share, which warrant shall not be exercisable until six months after the date of issuance the warrant.

On July 29, 2016, the Company entered into a securities purchase agreement with certain institutional investors for issuance and sale of 158,730 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million. Under this securities purchase agreement, the Company also agreed to issue to the institutional investors warrants to purchase 25,000 shares of common stock. The warrants were sold concurrently with the sale of the shares of common stock, pursuant to the securities purchase agreement, in a concurrent private placement. The warrants are exercisable for a period of five years from the date of issuance at an exercise price equal to $20.00 per share. Pursuant to this securities purchase agreement, the Company also agreed to pay to the institutional investors a commitment fee of $100,000, in cash or alternatively, 17,500 shares of common stock. The Company incurred an additional $40,000 in transaction fees related to this transaction. The proceeds received for the issuance of the common stock was recorded in stockholder’s equity in the Company’s consolidated balance sheet. Transaction fees and the value of the consideration paid to the institutional investors were recorded as a reduction to additional paid in capital in the Company’s consolidated balance sheets. On January 10, 2017, the Company and the institutional investors signed an amendment to the securities purchase agreement whereby the institutional investors agreed to give the Company an additional $238,095, in exchange for five year warrants to purchase 52,910 shares of common stock at an exercise price of $10.00

On September 6, 2016, the Company entered into a stock purchase agreement with an existing stockholder for the sale of 200,000 shares of the Company’s common stock for gross proceeds of $2.0 million. These shares of common stock were issued in a registered direct offering pursuant to a prospectus supplement filed with the SEC on September 7, 2016, in connection with a takedown from the Registration Statement on Form S-3 (File No. 333-198647).

(e) HLHW IV, LLC Equity Line

November 2016 HLHW Equity Line

On November 17, 2016, the Company entered into a Common Stock Purchase Agreement (“CS Purchase Agreement”) with HLHW (“Buyer”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Buyer up to $10.0 million in shares of the Company’s common stock.

Beginning on the day following November 17, 2016, the date that certain closing conditions in the CS Purchase Agreement were satisfied (the “Commencement Date”), the Company shall have the right, but not the obligation, to direct Buyer via written notice (a “Purchase Notice”) to purchase up to a specific number of shares of the Company’s common stock (the “Purchase Shares”). The per share purchase will be equal to: (i) from 9:30am to 4:00pm Eastern Time of the regular session of any trading day, lowest intra-day bid price or (ii) if after the close of the regular session on any trading day, then such trading day’s closing bid price on Nasdaq. The Company shall have the obligation to sell and Buyer shall have the obligation to purchase at the Purchase Price a number of Purchase Shares with an aggregate value of $2.0 million of Purchase Shares on or before December 31, 2016 which the Company had met prior to December 31, 2016.

The Company shall not issue, and the Buyer shall not purchase any shares of common stock under the CS Purchase Agreement, if such shares proposed to be issued and sold, when aggregated with all other shares of common stock then owned beneficially (as calculated pursuant to Section 13(d) of the 1934 Act and Rule 13d-3 promulgated thereunder) by the Buyer and its affiliates would result in the beneficial ownership by the Buyer and its affiliates of more than 4.99% of the then issued and outstanding shares of common stock of the Company, unless waived in writing by Buyer. Shares of Common Stock were issued pursuant to the Company’s “shelf” registration statement on Form S-3 (File No. 333-198647), previously filed with the U.S. Securities and Exchange Committee (“SEC”) on September 8, 2014, as amended on October 3, 2014, and that was declared effective by the SEC on October 28, 2014.

At any time after the Commencement Date, the CS Purchase Agreement may be terminated by the mutual written consent of the Company and Buyer and upon the meeting of certain conditions as defined in the CS Purchase Agreement. In addition, at any time after the Commencement Date, the Company shall have the option to terminate the CS Purchase Agreement for any reason or for no reason by delivering notice to Buyer electing to terminate the CS Purchase Agreement without any liability whatsoever except that the Company must transmit to Buyer a termination fee of $250,000 in cash or shares, at Buyer’s election with such shares to be valued at the Purchase Price, within two (2) Business Days following delivery of such notice of termination. Net proceeds to the Company will depend on the Purchase Price and the frequency of the Company’s sales of Purchase Shares to Buyer.

As part of the CS Purchase Agreement, the Company agreed to pay $0.7 million in commitment fees to be paid in either cash or shares of its common stock. As of December 31, 2016, the Company had issued 184,211 shares of its common stock at a market value of $0.6 million and had accrued the remaining $0.1 million of the commitment fee. The Company also agreed to pay HLHW legal fees related to the CS Purchase Agreement of $35,000. In addition, the Company shall also pay on each Purchase Date and on each Additional Purchase Date 1.75% of such aggregate proceeds representing the fees and expenses of HLHW’s advisers, counsel, accountants and other experts. As of December 31, 2016, the Company sold 625,000 shares of its common stock to HLHW for gross proceeds of $2.4 million. As of May 10, 2017, the Company had sold 1,725,000 shares of its common stock for gross proceeds of approximately $6.5 million. As of May 16, 2017, $0.2 million of the CS Purchase Agreement remained unused.

February 2017 HLHW Equity Line

On February 3, 2017, the Company entered into another Common Stock Purchase Agreement with HLHW (the “February 2017 CS Purchase Agreement”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Buyer up to $3,057,100 in shares of the Company’s common stock.

The Company was required to obtain shareholder approval prior to using the February 2017 HLHW Equity Line, therefore on March 22, 2017, the Company filed a prospectus supplement which amended, supplemented and superseded the Company’s prospectus supplement dated February 3, 2017 and its accompanying prospectus dated October 28, 2014 related to a Common Stock Purchase Agreement, dated February 3, 2017 with HLHW IV, LLC (the “CS Purchase Agreement”).

Effective March 22, 2017, the Company halted all future offers and sales of its common stock, par value $0.0001 per share (“Common Stock”), under the February 2017 CS Purchase Agreement and reduced the amount of potential future offers and sales under the CS Purchase Agreement to $0.00. Between February 3, 2017, the date of the CS Purchase Agreement, and March 22, 2017, the Company did not sell any shares of Common Stock to HLHW under the February 2017 CS Purchase Agreement and did not issue any shares of common stock to Buyer in consideration for entering into the CS Purchase Agreement.

March 2017 HLHW Equity Line

On March 22, 2017, the “Company” entered into a Common Stock Purchase Agreement (the “March 2017 CS Purchase Agreement”) with HLHW which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to HLHW up to $1.6 million in shares of the Company’s common stock. As consideration for the CS Purchase Agreement, the Company paid to Buyer a cash commitment fee of $230,167.

The number of Purchase Shares that may be purchased under each Purchase Notice is subject to a ceiling of up to 25,000 Purchase Shares or an aggregate purchase amount of $250,000 in Purchase Shares, unless Buyer and the Company mutually agree otherwise. The Company and Buyer may mutually agree to increase the number of Purchase Shares that may be sold pursuant to a Purchase Notice to as much as an additional 100,000 Purchase Shares per business day.

The Company also has the right to direct the Buyer to buy up to an additional 30% of the trading volume of the common stock for the next business day at the lowest intra-day bid price of the Company’s common stock on such date of purchase. The Purchase Price is additionally subject to the Floor Price. The Purchase Shares and Additional Purchase Shares are subject to volume limitations of the Company’s common stock as defined in the CS Purchase Agreement.

The Company shall not issue, and the Buyer shall not purchase any shares of common stock under the CS Purchase Agreement, if such shares proposed to be issued and sold, when aggregated with all other shares of common stock then owned beneficially (as calculated pursuant to Section 13(d) of the 1934 Act and Rule 13d-3 promulgated thereunder) by the Buyer and its affiliates would result in the beneficial ownership by the Buyer and its affiliates of more than 4.99% of the then issued and outstanding shares of common stock of the Company, unless waived in writing by Buyer.

Shares of Common Stock were issued pursuant to the Company’s “shelf” registration statement on Form S-3 (File No. 333-198647), previously filed with the U.S. Securities and Exchange Committee (“SEC”) on September 8, 2014, as amended on October 3, 2014, and that was declared effective by the SEC on October 28, 2014.

(f) Performance Based Options

On May 6, 2015, the Company’s Board of Directors, pursuant to the recommendation of the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”), granted an option to purchase up to 12,500 shares of the Company’s common stock to Dr. Daniel G. Teper, the Company’s Chief Executive Officer, as performance-based compensation.  The performance-based options were granted at an exercise price of $37.40 per share and will vest upon the Company’s achievement of certain operational, financing and partnership objectives that were determined by the Compensation Committee. In connection with the granting of the performance-based options to Dr. Teper, the Company recorded a charge to stock compensation expense of $0.2 million for both the years ended December 31, 2016 and 2015, because the Company determined that the achievement of the performance options vesting criteria was deemed to be probable. In April 2017, these options were forfeited in connection with Dr. Teper’s resignation as Chief Executive Officer as the performance targets were not met.

(g) Series C Preferred Stock

In July 2015, the Company entered into Securities Exchange Agreements (“Exchange Agreement”) with certain holders (“Holders”) of all of their shares of Series C 8% Convertible Preferred Stock (“Series C Preferred Stock”), pursuant to which the Company agreed to issue the Holders an aggregate of 111,914 shares of its common stock and five-year warrants to purchase an aggregate of up to 21,573 shares of the Company’s common stock, at an exercise price of $60.00 per share and exercisable commencing six months following the date of issuance. In exchange, the Holders’ agreed to exchange an aggregate of 2,286 shares of Series C Preferred Stock, originally issued by the Company on March 14, 2014, including any accrued but unpaid dividends payable thereon (the “Exchange”), pro rata to each Holder’s Preferred Stock ownership. As of December 31, 2015, there were no shares of the Company’s Series C Preferred Stock remaining outstanding. The Exchange Agreement was considered to be an inducement in accordance with ASC 470 and as a result, the Company recorded the excess of (i) the fair value of all securities and other consideration transferred by the Company to the Series C Preferred Stock holders and (ii) the fair value of securities issuable pursuant to the original conversion terms are added to the Company’s net loss to arrive at loss available to common stockholders in the calculation of loss per share. Prior to the Exchange Agreement, the Company issued 19,464 shares of its common stock in exchange for the conversion of 546 shares of Series C Preferred Stock. For the years ended December 31, 2016 and 2015, the Company charged $0 and $1.6 million, respectively, in deemed dividend to additional paid-in capital related to the Series C Preferred Stock.

(h) 10b5-1 Plan

On September 1, 2015, Dr. Daniel G. Teper, the Company’s former Chief Executive Officer, purchased 378 shares of the Company’s common stock at $25.80 per share. On September 15, 2015, Dr. Teper, established a stock trading plan (the “10b5-1 Plan”) with respect to purchases in the open market of up to an aggregate of $0.3 million worth of the Company’s common stock in accordance with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended (the “Act”) and other applicable federal securities laws and regulations adopted by the Securities and Exchange Commission (the “SEC”). Through December 31, 2016, Dr. Teper purchased $0.3 million worth of the Company’s common stock in purchases under the 10b5-1 Plan. On September 14, 2015, Daniel Kazado, the Company’s Chairman of the Board until October 19, 2016 and a member of the Board of Directors purchased 2,500 shares of the Company’s common stock at $29.40 per share and on December 7, 2015 purchased an additional 12,031 shares of the Company’s common stock at a price of $15.80.

(i) Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan, as amended and restated, expired in September 2015. On December 9, 2015, the 2015 Equity Incentive Plan (“2015 Plan) was approved at the Company’s 2015 Annual Meeting of Stockholders. The 2015 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, performance-based awards and cash awards to its employees, directors and consultants and its parent and subsidiary company’s employees and consultants. The Company’s Board of Directors determines the terms of the 2015 Plan, such as vesting period. A total of 250,000 shares of the Company’s common stock is reserved for issuance pursuant to the 2015 Plan. No 2015 Plan participant may be granted an option to purchase more than 37,500 shares in any fiscal year. Options issued pursuant to the 2015 Plan have a maximum maturity of 10 years.  The 2015 Plan will expire on November 12, 2025. On December 24, 2015, the Company filed a Registration Statement on Form S-8 (Registration No. 333-208754), which registered the 250,000 common shares that may be issued or sold under the plan. On December 20, 2016, an Amended and Restated 2015 Plan was approved at the Company’s 2016 Annual Meeting of Stockholders increasing the amount of shares authorized under the 2015 Plan from 250,000 shares to 750,000 shares.

In May 2017, the Company’s Board of Directors approved a resolution to increase the amount of shares authorized under the Company’s 2015 Equity Incentive Plan from 750,000 to 1,250,000 and to increase the share limit on annual awards to any single participant (whether an employee, director or consultant), in any fiscal year from 37,500 to 250,000.

(j) Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is implemented by offerings of rights to all eligible employees from time to time. Unless otherwise determined by the Company’s Board of Directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company's common stock on the first day of offering or (ii) 85% of the fair market value of a share of the Company's common stock on the last trading day of the purchase period. Each offering period will have six-month duration. There were no shares issued under the ESPP during the years ended December 31, 2016 and 2015, and no expense have been recorded. A total of 49,902 shares are available for issuance under the ESPP as of December 31, 2016 and 2015.

Note 11. Series D Preferred Stock

During 2015, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with Discover Growth Fund (“Discover”) pursuant to which the Company agreed to issue and sell up to an aggregate of 1,263 shares of the Company’s Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”), par value $0.0001 per share (“Series D Preferred Stock”), which were convertible into shares of the Company’s common stock, at a purchase price of $10,000 per share, for total gross proceeds of $12.0 million after taking into account a 5% original issue discount which was received in two tranches of $9.0 million on July 28, 2015 and $3.0 million on September 29, 2015.

The Series D Preferred Stock was convertible at a price of $50.00 per share (“Conversion Price”) and had a six and one half year maturity term, at which time it would have converted automatically into shares of common stock based on the Conversion Price. The Series D Preferred Stock bore an accrued annual dividend rate which ranged from 0% to 15%, based on certain adjustments and conditions, including changes in the volume weighted average price of the Company’s common stock. Upon conversion, the Company was obligated to pay the holders of the Series D Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise been issued if they had been held through the entire 6.5-year term.

The dividends and conversion premium was payable at the Company’s option in shares of common stock with the number of shares issued calculated as follows: (i) if there was no triggering event (as such term is defined in the Certificate of Designations), 90.0% of the average of the five lowest individual daily volume weighted average prices during the applicable measurement period, which may be non-consecutive, less $1.00 per share of common stock, not to exceed 100% of the lowest sales price on the last day of such measurement period, less $1.00 per share of common stock, or (ii) following a triggering event, 80.0% of the lowest daily volume weighted average price during any measurement period, less $1.00 per share of common stock, not to exceed 80.0% of the lowest sales price on the last day of any measurement period, less $1.00 per share of common stock. In addition, in a triggering event the dividend rate would adjust upwards by 10%.

The Series D Preferred Stock had been accounted for as mezzanine equity in the Company’s consolidated balance sheet in accordance with ASC 480 “Distinguishing Liabilities from Equity,” as upon liquidation, the Company would be required to redeem the outstanding Series D Preferred Stock for cash. The conversion premium and the dividends associated with the Series D Preferred Stock contained an anti-dilution feature within the dividend rate, which fluctuated inversely to the changes in the value of the Company’s stock price. The conversion premium and dividends with the features noted above were to be redeemed upon conversion of the Series D Preferred Stock. The Company’s management had analyzed the conversion premium and dividends with the features noted and had determined that they required liability treatment. Accordingly, the conversion premium and the dividends were bifurcated from the Series D Preferred Stock for financial reporting purposes. Initial and subsequent measurements of this derivative liability were at fair value, with changes in fair value recognized in the Company’s consolidated statement of operations on a quarterly basis.

Upon closing of the $9.0 million financing, the two co-placement agents received an aggregate of $0.6 million and each received warrants to purchase an aggregate of 13,750 shares of the Company’s common stock at an exercise price of $50.00 per share, exercisable commencing six months following the issuance date and ending five years following the issuance date. The Company valued the warrants issued to the placement agents using the Black-Scholes options-pricing model and calculated a fair value of $0.6 million, which has been recorded as a reduction to the Series D Preferred Stock in the consolidated balance sheet. Upon closing of the additional $3.0 million financing, the co-placement agents received an aggregate of $0.2 million in cash and each received warrants to purchase an aggregate of 5,700 shares of the Company’s common stock at an exercise price of $50.00 per share, exercisable six months following the issuance date and ending five years following the issuance date. The Company valued the 5,700 warrants issued to placement agents using the Black-Scholes options-pricing model and calculated a fair value of $0.2 million.

The Company paid legal fees of $0.1 million, which were recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheets. Total Series D Preferred Stock issuance costs of approximately $1.7 million were recorded as a reduction of the Series D Preferred Stock in the consolidated balance sheets as of December 31, 2015.

During 2015, Discover converted 300 shares of Series D Preferred Stock into 60,000 of the Company’s common stock and the Company issued an additional 165,586 of common stock to Discover as payment of dividends and conversion premium. The Company recorded a proportionate amount of the Series D Preferred Stock as a deemed dividend of $2.4 million upon conversion, which was charged to additional paid-in capital. In addition, during 2015, $3.0 million was credited to additional paid-in capital from the conversion of the 300 shares of Series D Preferred Stock.

During 2016, a triggering event occurred resulting in the dividend rate adjusting upward by 10% from 15% to 25% which impacted the calculation of the dividend and conversion premium pursuant to the terms of the Purchase Agreements. For the years ended December 31, 2016 and 2015, the Company recorded a loss on the change in the estimated fair value of the derivative liability associated with the Series D Preferred Stock of $8.7 million and $0.3 million, respectively, which was recorded in non-operating expense in the Company’s consolidated statements of operations.

During 2016, Discover converted all of its remaining 963 shares of Series D Preferred Stock into a total of 192,600 shares of the Company’s common stock and the Company issued an additional 4,542,989 shares of its common stock to Discover as payment of dividends and conversion premium. The Company also recorded a proportionate amount of the Series D Preferred Stock as a deemed dividend of approximately $8.0 million upon conversion, which was charged to additional paid-in capital in the consolidated balance sheets. As of December 31, 2016, the Company had no Series D Preferred Stock outstanding as the Company had met its obligations under the Purchase Agreements.

Below is the activity for the Company’s Series D Preferred Stock issuances for the periods presented ($ in thousands, except share amounts):

	Shares	Amount
Balance at January 1, 2015	-	$-
Issuance of Series D Preferred Stock	1,263	12,632
Series D Preferred Stock original issue discount	-	(632)
Series D Preferred Stock derivative liability	-	(8,007)
Conversion of Series D Preferred Stock	(300)	(3,000)
Accretion of Series D Preferred Stock	-	2,398
Series D Preferred Stock issuance costs	-	(1,732)
Balance at December 31, 2015	963	$1,659
Accretion of Series D Preferred Stock	-	7,973
Conversion of Series D Preferred Stock	(963)	(9,632)
Balance at December 31, 2016	-	$-

Note 12. Loss Per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the years ended December 31, 2016 and 2015 excludes shares underlying stock options and warrants and convertible preferred, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares are summarized as follows:

	Year Ended December 31,
	2016	2015
Common stock options	370,757	249,450
Common shares issuable upon conversion of Series D Preferred Stock (not including dividends and conversion premium paid in common stock)	-	192,600
Warrants	580,390	534,607
Total shares excluded from calculation	951,147	976,657

Note 13. Commitments and Contingencies

(a) Leases

In February 2015, the Company’s corporate headquarters was relocated to New York, NY under a lease agreement with Alexandria Real Estate, which expires in 2020. On August 31, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for lab space and offices for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space, as amended, is $30,000 per month, subject to annual rent escalations. On January 15, 2016, the Company signed a one year lease agreement with an option for an additional year for new office space in Israel. On May 16, 2016, the Company signed a three-year lease agreement for new office and laboratory space in Israel. For the years ended December 31, 2016 and 2015, the Company recorded rent expense of $0.6 million and $0.4 million, respectively.

Effective May 1, 2017, the Company terminated the lease agreement with Alexandria Real Estate and forfeited a security deposit in the amount of $177,000. The Company has relocated its headquarters to Englewood Cliffs, NJ and currently occupies office space on a month to month basis. The Company has relocated its drug development activities to shared office space in New York City.

Future minimum lease payments under non-cancelable leases for office space, as of December 31, 2016, are as follows ($ in thousands):

Period Ending December 31,	Amount
2017	$106
2018	106
2019	44
Total	$256

(b) Licensing Agreements

The Company is a party to a number of research and licensing agreements, including iCo, MabLife, Yissum, Dalhousie, Lonza, BNS, Atlante and Shire, which may require the Company to make payments to the other party upon the other party attaining certain milestones or royalties as defined in the agreements. The Company may be required to make future milestone royalty payments under these agreements (see Note 6).

(c) Litigation

The Company was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. For the year ended December 31, 2016, the Company has incurred no costs related to this trial. During the year ended December 31, 2015, in connection with the trial, the Company incurred approximately $0.5 million of legal costs, $0.2 million which were settled in cash, and 5,830 shares of stock, with a fair value of $0.2 million which is included in general and administrative expenses in the consolidated statements of operations. The Company issued an additional 2,000 shares on April 1, 2015, with a fair value of $70,000 to settle current outstanding legal costs. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. On October 9, 2015, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and, as of December 31, 2016, the court has made no ruling. During the years ended December 31, 2016 and 2015, in connection with this litigation matter, the Company incurred approximately $0.1 and $0.4 million, respectively, of legal costs.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Note 14. Income Taxes

The Company recorded a deferred tax liability of $5.9 million and $10.9 million as of December 31, 2016 and 2015, respectively, related to the purchase of the AmiKet IPR&D. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the Merger. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. As such, this deferred tax liability cannot be used to offset the valuation allowance. During the year ended December 31, 2016, the AmiKet IPR&D was written down to $15.0 million resulting in a reduction of the deferred tax liability by $4.9 million (see Note 3).

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2016 and 2015.

At December 31 2016 and 2015, the Company had deferred tax assets of $31.1 million and $22.5 million, respectively, against which a full valuation allowance of $31.1 million and $22.5 million, respectively, had been recorded. The determination of this valuation allowance did not take into account the Company’s deferred tax liability for IPR&D assigned an indefinite life for book purposes, also known as a “naked credit” in the amount of $5.9 million and $10.9 million at December 31, 2016 and 2015, respectively. The change in the valuation allowance for the year ended December 31, 2016 was an increase of $8.6 million. The increase in the valuation allowance for the year ended December 31, 2016 was mainly attributable to an increase in net operating losses and accrued liabilities, which resulted in an increase in the deferred tax assets with a corresponding valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2016 and 2015 are as follows ($ in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Property, plant & equipment	$5	$1
Accrued liabilities	3,894	503
Other	45	45
Net operating loss carryforwards – U.S.	13,420	11,511
Net operating loss carryforwards – Israel	6,766	5,757
Stock-based compensation	5,435	4,659
Gross deferred tax assets	29,564	22,476
Valuation allowance	(29,564)	(22,476)
Gross deferred tax assets after valuation allowance	-	-
Deferred tax liability – AmiKet IPR&D assets	(5,933)	(10,870)
Net deferred tax liability	$(5,933)	$(10,870)

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2016 and 2015 is as follows:

	For the Year Ended
	December 31,
	2016	2015
U.S. federal statutory tax rate	34.0%	34.0%
State income taxes, net of federal benefit	4.9	4.0
U.S. vs. foreign tax rate differential	(1.0)	(2.4)
Other	(2.1)	(0.1)
Change in valuation allowance	(22.9)	(35.5)
Effective tax rate	12.9%	-%

The Company had approximately $95.0 million and $81.2 million of available gross net operating loss (“NOL”) carryforwards (federal, state and Israel) as of December 31, 2016 and 2015, respectively. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. The Company reduced its tax attributes (NOLs and tax credits) as a result of the Company’s ownership changes in 2007, 2009, 2013, 2015, and 2016 and the limitation placed on the utilization of its tax attributes, as a substantial portion of the NOLs and tax credits generated prior to the ownership changes will likely expire unused. The most significant reduction in tax attributes occurred in 2013 as a result of the Merger with Epicept. The Company does not have any material foreign earnings, due to a history of losses in its foreign subsidiary.

A reconciliation of the Company’s NOLs for the years ended December 31, 2016 and 2015 is as follows ($ in thousands):

	December 31,
	2016	2015
U.S. Federal NOLs	$33,953	$29,100
U.S. State NOLs	33,940	29,100
Israel NOLs	27,066	23,000
Total NOLs	$94,959	$81,200

The Company’s federal and state NOLs of approximately $34.0 million each begin to expire from 2030 through 2033. The Company’s Israel NOL of $27.1 million does not expire.

The Company has adopted guidance on accounting for uncertainty in income taxes which clarified the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The Company has gross liabilities recorded of $60,000 and $50,000 for the years ended December 31, 2016 and 2015, respectively, to account for potential state income tax exposure.  The Company is obligated to file income tax returns in the U.S. federal jurisdiction and Israel and various states.  Since the Company had losses in the past, all prior years that generated NOLs are open and subject to audit examination in relation to the NOL generated from those years.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows ($ in thousands):

	2016	2015
Balance at January 1,	$50	$50
Additions related to tax positions	10	-
Reductions related to tax positions	-	-
Balance at December 31,	$60	$50

During 2015, the Company received notices from New York State relating to audits of the 2011 to 2013 tax years. In June 2016, the Company paid $9,000 in full settlement of taxes and interest owed to New York State relating to the audits of the 2011 to 2013 tax years. In addition, during 2015, the Company received tax notices from the Israeli Tax Authority relating to the 2010 to 2014 tax years. During 2016, the Company paid $70,000 in full settlement of taxes and interest owed to the Israeli Tax Authority relating to the audits of the 2010 to 2014 tax years.

Note 15. Related-Party Transactions

(a) Promissory Notes issued to Certain Related Parties

Daniel Kazado

On July 15, 2016, the Company’s Board of Directors approved and the Company issued a $0.3 million promissory note to Daniel Kazado in exchange for advances made to the Company. The note bears interest at a rate of 5% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of 9.00 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note in full by issuing 33,333 restricted shares of the Company’s common stock. Pursuant to applicable securities laws these restricted shares may not be transferred or sold at least for a period of six months or unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

Daniel Teper

On June 24, 2016, the Company’s Board of Directors approved and the Company issued a $0.4 million promissory note to Daniel G. Teper, a director and the Company’s Chief Executive Officer at the time. The note bears interest at a rate of 5.0% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of $8.20 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note in full by issuing 43,445 restricted shares of the Company’s common stock. Pursuant to applicable securities laws these restricted shares may not be transferred or sold at least for a period of six months and unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

During 2016, Dr. Teper, advanced a total of $0.9 million to the Company of which the Company had repaid $0.7 million prior to December 31, 2016 including $0.4 million which was paid in shares of the Company’s common stock as discussed above. The balance of $0.2 million owed to Dr. Teper as of December 31, 2016 has been reflected in advances from related parties in the consolidated balance sheets.

Monica Luchi

On July 15, 2016, the Company’s Board of Directors approved and the Company issued a $0.4 million promissory note to Monica Luchi, the Company’s Chief Medical Officer (who also currently serves as the Company’s President, Immune Pharmaceuticals Inflammatory Disease and Dermatology Division) in exchange for an advance made to the Company. The note bears interest at a rate of 5.0% per year and matures one year from the date of issuance. The outstanding balance of the note may be paid in cash or, at the option of either party, converted into shares of the Company’s common stock at a conversion rate of $9.00 per share, the last bid price of the Company’s common stock on the date of approval. On August 4, 2016, the Company exercised its option to pay off the promissory note in full by issuing 38,889 restricted shares of the Company’s common stock. Pursuant to applicable securities laws these restricted shares may not be transferred or sold at least for a period of six months and unless they have been registered for sale pursuant to the Securities Act of 1933, as amended.

(b) Daniel Kazado and Melini Capital Corp.

Daniel Kazado was the Company’s Chairman of the Board until October 19, 2016 and is a member of the Board of Directors. In April 2014, the Company entered into a $5.0 million revolving line of credit with Melini Capital Corp (“Melini”), an existing stockholder who is related to Mr. Kazado. Borrowings under the revolving line of credit will incur interest at a rate of 12% per year, payable quarterly. The revolving line of credit was unsecured and subordinated to the Loan Agreement with Hercules. The revolving line of credit expired on November 30, 2016. No amounts have been drawn from the revolving line of credit.

Note 16.  Subsequent Events

Reverse Stock Split

On April 12, 2017, the Company announced a reverse stock split of its shares of common stock at a ratio of 1-for-20, which took effect with the opening of trading on April 13, 2017 on the NASDAQ under the symbol IMNP.  The Company’s stockholders at its 2016 Annual Meeting approved the reverse stock split on December 20, 2016. The primary purpose of the reverse stock split was to enable Immune to regain compliance with the $1.00 minimum bid price requirement for continued listing on NASDAQ. All share and per share amounts in these financial statements have been reflected on a post-split basis.

Securities Purchase Agreement

On April 13, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”), dated as of April 10, 2017 (the “Closing Date”), with EMA Financial, LLC (the “Investor” or “EMA”) pursuant to which the Investor purchased an aggregate principal amount of $525,000 of Convertible Notes for an aggregate purchase price of $450,000 (the “Notes”). The Notes included a 10% origination fee and a 5% original issue discount that was added to the face amount of the Notes. Net proceeds from the offering was $0.4 million

The Notes bear interest at a rate of 6.0% per annum, payable in arrears on the maturity date of April 10, 2018 (the “Maturity Date”). The Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) after the effectiveness of the Registration Statement, at a conversion price equal to seventy five percent (75%) of the lowest trading price of the Company’s common stock during 15 trading days immediately preceding conversion (“Conversion Date”). In addition, the Company issued 83,333 warrants at an exercise price of $4.00 which are exercisable on a cashless basis.

Until October 10, 2017 (“Prepayment Termination Date”), the Company has the right, exercisable on not less than five (5) Trading Days’ prior written notice to the holder of the Notes, to prepay the outstanding balance on the Notes (principal and accrued interest), in full. On the date fixed for prepayment (the “Optional Prepayment Date”), the Company must make payment of the Optional Prepayment Amount or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date. If the Company exercises its right to prepay the Note, the Company must pay Holder an amount in cash (the “Optional Prepayment Amount”) equal to the Prepayment Factor (as defined below), multiplied by the sum of: (w) the then-outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the Optional Prepayment Date plus (y) Default Interest. For purposes hereof, the “Prepayment Factor” equals one hundred thirty-five percent (135%), provided that such Prepayment Factor shall equal one hundred twenty-five percent (125%) if the Optional Prepayment Date occurs on or before July 10, 2017.

The Notes contain certain customary negative covenants preventing the Company from undertaking certain actions without the consent of the Investor, including but not limited to, limitations on its ability to incur additional indebtedness (subject to certain exceptions) and issuance shares of unregistered securities as well as certain events of default, including, but not limited to, the Company’s failure to pay principal and interest, material defaults under the other transaction documents, material defaults in other payment obligations, failure of the Company to comply with its reporting requirements with the SEC, the placing of a “chill” on the Company’s common stock by the Depositary Trust Company, failure of the Company to meet the current public information requirements under Rule 144 promulgated under the Securities Act (as defined below), the Company’s failure to deliver certificates representing the shares of Common Stock after a Conversion Date and a change of control transaction (as defined in the Notes). The full principal amount of the Notes is due upon a default under the terms of the Notes. The Notes are unsecured and subordinated in right of payment to the Company’s existing and future senior indebtedness. During the existence and continuance of an event of default under the Notes, the outstanding principal amount of the Notes shall incur interest at a rate of 18% per annum. At any time after the Holder becoming aware of an Event of Default (as defined in the Notes), the Investor may require the Company to redeem all or any portion of the Notes.

License and Commercialization of Ceplene in Latin America

On April 20, 2017, the Company announced that it has entered into a letter of intent with Pint Pharma GmnH, a pharmaceutical company focused on Latin America and other markets ("Pint"), which binds the parties to seek agreement regarding an exclusive license by Pint of the rights to commercialize Ceplene throughout Latin America, including Argentina, Brazil, Chile, Colombia and Mexico. Pursuant to the anticipated final agreement, currently anticipated by the end to the second quarter of 2017, Pint will be responsible for the registration of Ceplene in Latin American countries based on the existing European marketing authorization and will carry out the full commercialization of the licensed product in the territory, including Ceplene registration, pricing and reimbursement, and sales and marketing activities. In conjunction with the anticipated final agreement, Pint will make an investment of $4 million into Cytovia.

Private Placement Offering

On May 4, 2017, the Company announced that it had entered into definitive agreements with several institutional investors for a private placement of up to $3.4 million of convertible debentures. The debentures are convertible at any time into up to 1,245,675 shares of the Company’s common stock at a conversion price of $2.89 per share, subject to adjustment.  In addition, the investors will receive up to 680,000 shares of the Company’s common stock. The sale of the debentures will be implemented in multiple closings. The Company sold $1.5 million of convertible debentures to the investors at the initial closing of the transaction on May 9, 2017. The Company will sell the remaining $1.9 million to the investors in subsequent closings linked to the achievement of certain milestones. Maxim Group LLC is acting as the sole placement agent for the offering.

