Form 10-Q
period 2017-03-31
IMMUNE PHARMACEUTICALS INC
filed 2017-06-14
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36602

Immune Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of	(IRS Employer Id. No.)
incorporation or organization)

550 Sylvan Avenue

Englewood Cliffs, NJ 07632

(Address of principal executive offices)

Registrant’s telephone number, including area code: (201) 464-2677

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 9, 2017, 10,087,057 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	March 31,
	2017 (Unaudited)	December 31, 2016
ASSETS
Current assets
Cash	$111	$271
Restricted cash	25	59
Other current assets	353	314
Total current assets	489	644
Property and equipment, net of accumulated depreciation of $184 and $165	326	316
In-process research and development acquired	15,000	15,000
Intangible assets, net	2,729	2,806
Other assets	340	339
Total assets	$18,884	$19,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,736	$3,522
Accrued expenses	2,208	2,620
Advances from related parties	236	236
Notes and loans payable, current portion, net of debt discount	1,913	2,739
Obligations under capital lease, current portion	39	48
Total current liabilities	8,132	9,165
Notes and loans payable, net of current portion, net of debt discount	1,007	1,442
Obligations under capital lease, net of current portion	52	52
Deferred tax liability	5,933	5,933
Total liabilities	15,124	16,592
Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; authorized 225,000,000 shares; 9,569,567 and 8,123,766 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	103,159	98,159
Accumulated deficit	(99,400)	(95,647)
Total stockholders’ equity	3,760	2,513
Total liabilities and stockholders’ equity	$18,884	$19,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

(Unaudited)

	For The Three Months
	Ended March 31,
	2017	2016
Revenue	$—	$—

Costs and expenses:
Research and development	1,028	2,011
General and administrative	1,667	2,413
Total costs and expenses	2,695	4,424
Loss from operations	(2,695)	(4,424)

Non-operating expense:
Interest expense	(1,055)	(377)
Change in fair value of derivative instrument	—	(318)
Other expense, net	(3)	(13)
Total non-operating expense:	(1,058)	(708)
Net loss before income taxes	(3,753)	(5,132)
Net loss	(3,753)	(5,132)
Deemed dividend	—	(886)
Loss attributable to common stockholders	$(3,753)	$(6,018)
Basic and diluted loss per common share	$(0.43)	$(3.49)

Weighted average common shares outstanding - basic and diluted	8,799,077	1,726,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2016	8,123,766	$1	$98,159	(95,647)	$2,513

Common stock issued in connection with November 2016 HLHW Equity Line	1,100,000	—	4,014	—	4,014
Common stock issued in connection with March 2017 HLHW Equity Line	350,000	—	1,127	—	1,127
Financing fees incurred related to HLHW Equity Lines	—	—	(110)	—	(110)
Commitment fees paid related to HLHW March 2017 Equity Line	—	—	(546)	—	(546)
Common stock issued to settle liabilities	3,825	—	14	—	14
Amendments to certain securities purchase agreements	(8,024)	—	238	—	238
Share-based compensation	—	—	263	—	263
Net loss	—	—	—	(3,753)	(3,753)
Balance at March 31, 2017	9,569,567	$1	$103,159	(99,400)	$3,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,753)	$(5,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	98
Amortization of debt discount	222	165
Share-based compensation	263	845
Change in fair value of derivative instrument	—	318
Accretion of redemption premium on convertible note	300	—
Changes in operating assets and liabilities:
Decrease (increase) in other assets	(39)	24
Increase in accounts payable	227	507
Decrease in accrued expenses	(208)	(272)
Net cash used in operating activities	(2,893)	(3,447)
Cash flows from investing activities:
Change in restricted cash	34	3
Purchase of property and equipment	(22)	(20)
Net cash provided by (used) in investing activities	12	(17)
Cash flows from financing activities:
Proceeds received from exercise of stock options	—	8
Proceeds received from HLHW financings	4,910	—
Financing fees paid on HLHW financings	(90)	—
Payment of commitment fees related to March 2017 HLHW Equity Line	(546)	—
Proceeds from amending certain securities purchase agreements	238	—
Repayment of capital lease	(9)	—
Repayment of convertible debt	(1,350)	—
Repayment of loans payable	(432)	—
Net cash provided by financing activities	2,721	8
Decrease in cash	(160)	(3,456)
Cash at beginning of period	271	4,543
Cash at end of period	$111	$1,087

Supplemental disclosure of cash flow information:
Cash paid for interest	$91	$114
Supplemental disclosure of non-cash financing activities:
Common stock issued to settle liabilities	14	60
Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	—	792
Reclassification of Hercules warrants derivative liability to additional paid-in capital	—	46

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

Organization and Description of Business

Immune Pharmaceuticals Inc., together with its subsidiaries (collectively, “Immune” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development of novel targeted therapeutic agents in the fields of immuno-inflammation, dermatology and immuno-oncology. The Company’s leading product candidate is bertilimumab, a clinical-stage, first-in-class, fully human antibody, which targets eotaxin-1, a key regulator of immuno-inflammation. The Company’s asset portfolio includes NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis, AmiKetTM, a prescription topical analgesic cream that has completed Phase II clinical trials, and LidoPain®. The Company’s immuno-oncology pipeline includes Ceplene®, which is effective for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) and Azixa and crolibulin, two clinical-stage, vascular disrupting agents (“VDA”), which have demonstrated encouraging preliminary proof of concept study results. In addition, the Company has two immuno- oncology platform assets, consisting of a bispecific antibody platform and a nanotechnology combination platform, which it refers to as “NanomAbs”.

On April 12, 2017, the Company announced a reverse stock split of its shares of common stock at a ratio of 1-for-20. Beginning with the opening of trading on April 13, 2017, the common stock began trading on a post-split basis on the Nasdaq Capital Market (“NASDAQ”) under the symbol IMNP. All share and per share amounts in this Form 10-Q have been reflected on a post-split basis (see Note 13).

Ceplene®, crolibulinTM, Azixa®, AmiKetTM and LidoPain® are trademarks that we own. Each trademark, trade name or service mark of any other company appearing in this quarterly report on Form 10-Q belongs to its respective holder.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern.  The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a “going concern” in spite of insufficient cash available as of the date of this filing to fund the anticipated level of operations for at least the next 12 months is dependent on the Company’s ability to raise capital and monetize assets through sale or licensing of drug candidates under development.

The Company has limited capital resources and its operations since inception have been funded by the proceeds of equity and debt offerings and license fee arrangements. The Company has devoted substantially all of its cash resources to research and development (“R&D”) programs and has incurred significant general and administrative expenses to enable it to finance and grow its business and operations. To date, the Company has not generated any revenue and may not generate any revenue for the indefinite future, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it will be forced to curtail its development activities or cease operations.

The Company has generated losses from operations since inception and it anticipates that it will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2017, the Company had negative working capital of approximately $7.6 million and its accumulated deficit was $99.4 million. The Company’s net loss was $3.8 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s cash used in operations was $2.9 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had approximately $0.1 million in cash.

The Company will require additional financing during the remainder of fiscal 2017 to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, sell or out-license or eliminate some or all of its R&D programs. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations for the remaining months of 2017. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, until such time as it generates positive cash flow to support operations. Any future sales of securities to finance operations will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will generate positive cash flow.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Immune and its subsidiaries: Immune Pharmaceuticals Ltd. (“Immune Ltd.”), Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc., Cytovia, Inc. and Immune Oncology Pharmaceuticals Inc. All material inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2016 filed on May 17, 2017. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017, and 2016.

Use of Estimates

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported periods. Significant estimates include impairment of long lived assets (including intangible assets and In-Process R&D (“IPR&D”)), amortization of intangible assets, fair value of stock based compensation, fair value of warrants and valuation of uncertain tax position. Actual results could differ from those estimates.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance will be effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). The Company is currently evaluating the potential effect of the guidance on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The amendments of ASU No. 2016-18 were issued to address the diversity in classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows which is currently not addressed under Topic 230. The ASU would require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of the ASU should be applied retrospectively. The Company is evaluating the impact of the standard on the Company’s condensed consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company adopted the new standard in 2017 and the impact from adoption did not have a material effect on its condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact of the standard on its condensed consolidated financial statements.

NOTE 4. FAIR VALUE MEASUREMENTS

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

The financial instruments recorded in the Company’s condensed consolidated balance sheets consist primarily of cash, restricted cash, debt and accounts payable. The carrying amounts of the Company’s cash, restricted cash, current portion of debt and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s long-term debt approximates its gross carrying value of approximately $1.0 million (which has been presented net of issuance costs) due to its remaining maturity of less than two years.  The Company had no other financial liabilities or assets that were measured at fair value as of March 31, 2017.

NOTE 5. INTANGIBLE ASSETS

The Company’s intangible assets consist of licenses and patents relating to the Company’s bertilimumab, NanomAbs and AMB8LK technologies and were determined by management to have a useful life between seven and fifteen years.

The value of the Company’s amortizable intangible assets as of March 31, 2017 is summarized below ($ in thousands):

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Total
Balance as of December 31, 2016	$1,586	$429	$428	$363	$2,806
Amortization	(42)	(12)	(12)	(11)	(77)
Balance, March 31, 2017	$1,544	$417	$416	$352	$2,729

Gross asset value	$2,509	$694	$700	$547	$4,450
Accumulated Amortization	(965)	(277)	(284)	(195)	(1,721)
Balance, March 31, 2017	$1,544	$417	$416	$352	$2,729

Amortization expense amounted to $77,000 for both three months ended March 31, 2017 and 2016, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at March 31, 2017 is as follows ($ in thousands):

Period Ending March 31,	Amount
2017 (9 months)	$229
2018	305
2019	305
2020	305
2021	291
Thereafter	1,294
Total	$2,729

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following ($ in thousands):

	March 31, 2017	December 31, 2016
Salaries and employee benefits	$847	$900
Rent	68	68
Advances and Fees	108	340
Financing costs	765	616
Professional fees	248	414
Severance	15	30
Other	157	252
Total	$2,208	$2,620

NOTE 7. NOTES AND LOANS PAYABLE

The Company is party to loan agreements as follows ($ in thousands):

	March 31,	December 31,
	2017	2016
Loan and security agreement, net of original issue discount of $0.3 million and $0.4 million, respectively (1)	$2,533	$2,857
Convertible notes payable, net of original issue discount, debt issuance cost and debt discount of $0 and $0.1 million (2)	—	937
Note payable (3)	387	387
Total notes and loans payable	$2,920	$4,181

Notes and loans payable, net of debt discount, current portion	$1,913	$2,739
Notes and loans payable, noncurrent portion	1,007	1,442
Total notes and loans payable, net of original issue discount and debt discount of $0.3 million and $0.5 million (1)	$2,920	$4,181

Repayments under the Company’s existing debt agreements consist of the following ($ in thousands):

Period Ending March 31,	Amount
2017	$2,188
2018	1,017
2019	21
Total	$3,226

Loan and Security Agreement (1)

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp., a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (“Loan Agreement”) pursuant to which Hercules Capital Inc. (Hercules”) agreed to lend $4.5 million to the Company. The Loan Agreement is senior in priority to all other Company indebtedness. The interest rate on the Hercules Loan is calculated at the greater of 10% or the prime rate plus 5.25%. The Company may prepay the Hercules Loan at any time, subject to certain prepayment penalties.  The Hercules Loan matures on September 1, 2018. Interest expense was $0.1 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, the Company had made $0.4 million in principal repayments. The Company made no principal repayments for the three months ended March 31, 2016, as no principal repayment was due until April 1, 2016.

The Loan Agreement includes an end of term charge of $0.5 million payable on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that Borrower prepays the outstanding secured obligations under the Loan Agreement in full, or (iii) the date that the secured obligations under the Loan Agreement become due and payable in full (as described in the Loan Agreement). The Company accrues a portion of the end of term charge for each reporting period and will accrue up to the full $0.5 million charge over the 37-month term of the Hercules Loan. For the three months ended March 31, 2017 and 2016, the Company had recorded a charge of approximately $42,000 and $64,000, respectively, in interest expense in its condensed consolidated statements of operations related to the Loan Agreement.

The Company recorded $1.3 million in debt issuance costs relating to placement agent fees, legal fees, closing costs and the fair value of the placement agent warrants in its consolidated balance sheets upon execution of the Loan Agreement. The Company amortizes the debt issuance costs over the term of the Loan Agreement. For the three months ended March 31, 2017 and 2016, the Company recorded $0.1 million and $0.2 million, respectively, in interest expense related to the amortization of the debt issuance costs. As of March 31, 2017, and December 31, 2016, the Company had approximately $0.3 million and $0.4 million, respectively, in debt issuance costs remaining to be amortized which is presented net of the debt balance in its condensed consolidated balance sheets.

Convertible Notes Payable (2)

On November 17, 2016, the Company entered into a securities purchase agreement with HLHW IV, LLC (“HLHW”), pursuant to which HLHW purchased an aggregate principal amount of $1,050,000 of Subordinated Convertible Notes for an aggregate purchase price of $1,000,000 (“Convertible Notes”), representing a principal amount of the Notes of $1,000,000 plus an original issue discount of 5%, which is $50,000.

The Convertible Notes bear interest at a rate of 7.0% per annum, payable in arrears on the maturity date of November 17, 2017.  The Notes are convertible into shares of the Company’s common stock at any time from the date of issuance of the Notes, at a conversion price equal to eighty percent (80%) of the lowest intraday bid price on the date of conversion (“conversion date”); provided the lowest intraday bid price on such conversion date is above the lowest closing bid price on the closing date (“Market Price”). In the event that on the conversion date, the lowest intraday bid price is less than the Market Price, then in that instance, the conversion price on that conversion date will be equal to the lowest intraday bid price.

On the maturity date, the Company has the option to pay the amount being redeemed, including accrued but unpaid interest, in cash, shares of the Company’s common stock or any combination of cash and shares. In addition, if at any time the lowest intraday bid price falls below $5.00 per share, the holder may elect to redeem up to $350,000 of the outstanding principal, interest and any amounts due under the Notes; provided, however, the Company may only use the proceeds from the sale of common stock pursuant to the terms of the Common Stock Purchase Agreement, dated November 17, 2016 (“CS Purchase Agreement”) entered into with HLHW to redeem the Notes. This redemption process may be repeated once every five business days, at the election of Holder, until the Notes are fully satisfied. The foregoing notwithstanding, HLHW may convert any or all of these Notes into shares of the Company’s common stock at any time. The Notes are subordinated to the Loan Agreement with Hercules Capital.

The Convertible Note Agreement also includes certain of events of default, which at any time after HLHW becomes aware of, may require the redemption of all or any portion of the Notes by delivery of a written notice to the Company. Each portion of the Notes subject to redemption shall be redeemed at a price equal to the greater of 18% per annum or the maximum rate permitted under applicable law of the conversion amount being redeemed, together with liquidated damages of $250,000. The Company paid approximately $0.1 million in debt issuance costs and discount in connection with the Convertible Note Agreement.

On December 16, 2016, the Company entered into Amendment No. 1 with HLHW, effective as of December 5, 2016, which amended the Convertible Note Agreement to provide that in no circumstance shall the conversion price be lower than $2.00 per share of the Company’s common stock.

In January 2017, the Company paid HLHW $0.3 million in liquidated damages, which was accrued during the fourth quarter of 2016, for failing to file a Registration Statement within the prescribed time period per the Convertible Note Agreement. On February 3, 2017, the Company and HLHW entered into Amendment No. 2 to the Convertible Note Agreement whereby the Company agreed to the redeem the Convertible Note for $1.35 million by March 1, 2017 in full satisfaction of the Convertible Note, which included redemption of the principal balance at 120% of the face amount of the Convertible Note plus accrued interest. The Company recorded $0.3 million in interest expense as the redemption premium during the first quarter of 2017 related to Amendment No. 2 to the Convertible Note. In the second quarter of 2017, the Company agreed to pay HLHW $0.4 million in liquidated damages which was recorded to interest expense for failure to repay the Convertible Note in full by March 1, 2017. The Company accrued this amount to interest expense during the quarter ended March 31, 2017.

The Company has repaid the outstanding balance of the Convertible Note as of March 31, 2017. Interest expense for the three months ended March 31, 2017 was $6,000. In addition, during the three months ended March 31, 2017, the Company wrote off to interest expense the remaining $0.1 million in the aggregate of outstanding debt discount, debt issuance costs and original issue discount.

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

During the first quarter of 2015, MabLife informed the Company that it has filed for bankruptcy. For the three months ended March 31, 2017 and 2016, the Company recorded $0 and $34,000, respectively, in interest expense. The Company has not paid any amounts to MabLife since the time it received notification of the MabLife bankruptcy. On May 30, 2017, the Company received a summons from the bankruptcy court-liquidator to appear before the commercial court of Evry, France on September 19, 2017 (see Note 11).

NOTE 8. INCOME TAXES

The Company has recognized a deferred tax liability of $5.9 million as of March 2017 and December 31, 2016 related to the purchase of the AmiKet IPR&D. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the Merger. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. As such, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at March 31, 2017 and December 31, 2016.

NOTE 9. STOCKHOLDERS’ EQUITY

(a) Stock options and stock award activity

The following table illustrates the common stock options granted for the three months ended March 31, 2017:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January - March 2017	131,500	$4.00	$3.60	1-3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	109% 2.29%-2.53% 6-10 0.00%

The following table illustrates the common stock options granted for the three months ended March 31, 2016:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January - March 2016	59,500	$12.60	$9.40	Immediately- 3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	92% 1.51%-2.06% 6-10 0.00%

The following table illustrates the stock awards for the three months ended March 31, 2016:

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms
Management, Directors and Employees	January - March 2016	26,500	$10.20	Immediately

The fair value of stock awards was determined using the share price on the date of grant.

The following table summarizes information about stock option activity for the three months ended March 31, 2017:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	370,757	$23.80	$0.80 - $80.00	$27.60	$39
Granted	131.500	$4.00	$3.40-$4.00	$3.60	$—
Forfeited	(1,820)	$4.60	$0.80-$5.40	$3.60	—
Outstanding at March 31, 2017	500,437	$18.60	$0.80 - $80.00	$21.40	$30
Exercisable at March 31, 2017	275,557	$29.80	$0.80 - $80.00	$28.80	$30

As of March 31, 2017, unamortized stock-based compensation for stock options was $1.1 million, with a weighted-average recognition period of approximately 1.4 years.

(b) Warrants

The following table illustrates warrants granted for the three months ended March 31, 2017:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January - March 2017	52,910	$10.00	$3.80	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	109% 1.89% 5 0.00%

The following table illustrates warrants granted for the three months ended March 31, 2016:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January - March 2016	19,000	$11.00	$7.77	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	92% 1.24%-1.73% 5 0.00%

The following table summarizes information about warrants outstanding at March 31, 2017:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding at December 31, 2016	580,390	$60.80	$9.40-$200.00
Warrants issued	59,910	$10.00	$10.00
Warrants expired	(1,220)	188.40	$170.00-$200.00
Outstanding and exercisable at March 31, 2017	632,080	$56.60	$9.40-$200.00

Stock-based compensation expense for stock options and awards and warrants for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.8 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets

(c) Share Purchase Agreements and Amendments to Share Purchase Agreements

During the second quarter of 2016, the Company entered into share purchase agreements with two investors, CrystalClear Group, Inc. (“Crystal”) and Dr. Jean-Marc Menat to sell a total of 48,333 restricted shares of the Company’s common stock at a price of $7.20 per share for aggregate gross proceeds of $0.3 million.

On December 16, 2016, the Company entered into amendment to the securities purchase agreement (the “SPA Amendment”) with Crystal, effective as of December 14, 2016. The SPA Amendment amends the Securities Purchase Agreement to adjust the per share purchase price paid by Crystal to $8.50 per share. Pursuant to the SPA Amendment, Crystal returned 4,248 shares to the Company in the first quarter of fiscal 2017.

In consideration for entering into the SPA Amendment by Crystal, the Company agreed to issue to Crystal a five-year warrant to purchase an aggregate of 9,259 shares at an exercise price of $10.00 per share, which warrant shall not be exercisable until six months after the date of issuance.

On December 27, 2016, the Company and Dr. Jean-Marc Menat (“Dr. Menat”) entered into Amendment No. 1 to the Securities Purchase Agreement which amends the Securities Purchase Agreement to adjust the per share price paid by Dr. Menat to $8.82 per share. Pursuant to Amendment No. 1, Dr. Menat returned 3,776 shares to the Company in the first quarter of fiscal 2017. In consideration for entering into Amendment No. 1, the Company agreed to issue to Dr. Menat a five-year warrant to purchase an aggregate of 6,852 shares at an exercise price of $10.00 per share, which warrant shall not be exercisable until six months after the date of issuance the warrant.

On July 29, 2016, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 158,730 shares of the Company’s common stock and the issuance and sale of warrants to purchase 25,000 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million. The warrants are exercisable for a period of five years from the date of issuance at an exercise price equal to $20.00 per share. The Company agreed to pay to the institutional investors a commitment fee of $100,000, in cash or alternatively, 17,500 shares of common stock. The Company incurred an additional $40,000 in transaction fees related to this transaction. The proceeds received for the issuance of the common stock was recorded in stockholder’s equity in the Company’s consolidated balance sheet. Transaction fees and the value of the consideration paid to the institutional investors were recorded as a reduction to additional paid in capital in the Company’s condensed consolidated balance sheets.

On January 10, 2017, the Company and the institutional investors signed an amendment to the securities purchase agreement whereby the institutional investors agreed to give the Company an additional $0.2 million, in exchange for five year warrants to purchase 52,910 shares of common stock at an exercise price of $10.00 per share. As of March 31, 2017, the Company received the proceeds of $0.2 million relating to the agreement, which was recorded as additional paid in capital in its condensed consolidated balance sheets.

(d) HLHW IV, LLC Equity Line

November 2016 HLHW Equity Line

On November 17, 2016, the Company entered into a Common Stock Purchase Agreement (“November 2016 CS Purchase Agreement”) with HLHW (“Buyer”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Buyer up to $10.0 million in shares of the Company’s common stock.

Beginning on the day following November 17, 2016, the date that certain closing conditions in the November 2016 CS Purchase Agreement were satisfied (the “Commencement Date”), the Company has the right, but not the obligation, to direct Buyer via written notice (a “Purchase Notice”) to purchase up to a specific number of shares of the Company’s common stock (the “Purchase Shares”). The per share purchase will be equal to: (i) from 9:30am to 4:00pm Eastern Time of the regular session of any trading day, lowest intra-day bid price or (ii) if after the close of the regular session on any trading day, then such trading day’s closing bid price on Nasdaq. The Company has the obligation to sell and Buyer shall have the obligation to purchase at the “Purchase Price” a number of “Purchase Shares” (each as defined in the November 2016 CS Purchase Agreement) with an aggregate value of $2.0 million of Purchase Shares on or before December 31, 2016, which the Company had met prior to December 31, 2016.

The Company shall not issue, and HLHW shall not purchase any shares of common stock under the November 2016 CS Purchase Agreement, if such shares proposed to be issued and sold, when aggregated with all other shares of common stock then owned beneficially (as calculated pursuant to Section 13(d) of the 1934 Act and Rule 13d-3 promulgated thereunder) by the Buyer and its affiliates would result in the beneficial ownership by HLHW and its affiliates of more than 4.99% of the then issued and outstanding shares of common stock of the Company, unless waived in writing by Buyer. Shares of common stock were issued pursuant to the Company’s “shelf” registration statement on Form S-3 (File No. 333-198647), previously filed with the U.S. Securities and Exchange Committee (“SEC”) on September 8, 2014, as amended on October 3, 2014, and which was declared effective by the SEC on October 28, 2014.

At any time after the Commencement Date, the November 2016 CS Purchase Agreement may be terminated by the mutual written consent of the Company and Buyer and upon the meeting of certain conditions as defined in the November 2016 CS Purchase Agreement. In addition, at any time after the Commencement Date, the Company has the option to terminate the November 2016 CS Purchase Agreement for any reason or for no reason by delivering notice to Buyer electing to terminate the CS Purchase Agreement without any liability whatsoever except that the Company must pay to HLHW a termination fee of $250,000 in cash or shares, at Buyer’s election with such shares to be valued at the Purchase Price, within two (2) Business Days following delivery of such notice of termination. Net proceeds to the Company will depend on the Purchase Price and the frequency of the Company’s sales of Purchase Shares to Buyer.

As part of the November 2016 CS Purchase Agreement, the Company paid $0.7 million in commitment fees in shares of its common stock and recorded the fees as a reduction to additional paid in capital during the fourth quarter of 2016. The Company also agreed to pay HLHW legal fees related to the November 2016 CS Purchase Agreement of $35,000. In addition, the Company also agreed to pay on each Purchase Date and on each Additional Purchase Date (each as defined in the November 2016 CS Purchase Agreement) 1.75% of such aggregate proceeds representing the fees and expenses of HLHW’s advisers, counsel, accountants and other experts. During the first quarter of 2017, the Company sold 1,100,000 shares of its common stock to HLHW for gross proceeds of $4.0 million, of which $0.2 million was received as an advance during the fourth quarter of 2016 and paid $70,000 in financing related fees. As of June 8, 2017, $0.2 million of the CS Purchase Agreement remained available. In June 2017, HLHW returned the shares issued by the Company as commitment fees in connection with the agreement by the Company to pay $0.4 million in liquidated damages related to the Convertible Note (see Note 7).

February 2017 HLHW Equity Line

On February 3, 2017, the Company entered into a Common Stock Purchase Agreement with HLHW (the “February 2017 CS Purchase Agreement”) which provides that the Company has the right to sell to HLHW a number of the Company’s common shares with an aggregate fair value of up to $3,057,100. From February 3, 2017 until March 22, 2017, the Company did not sell any shares of Common Stock to HLHW under the February 2017 CS Purchase Agreement and did not issue any shares of common stock to HLHW in consideration for entering into the CS Purchase Agreement. On March 22, 2017, the Company filed a prospectus supplement which amended, supplemented and superseded the Company’s prospectus supplement dated February 3, 2017 and its accompanying prospectus dated October 28, 2014 related to a Common Stock Purchase Agreement, dated February 3, 2017 with HLHW IV, LLC. The purpose of the prospectus supplement was to cover future shares to be issued under the February 2017 CS Purchase Agreement.

In March 2017, the Company was advised that under NASDAQ rules, it was required to obtain shareholder approval prior to issuing any stock to HLHW pursuant to the February 2017 CS Purchase Agreement because the issuance was “below market” and represented an aggregate amount of shares greater than 20% of the total number of Company shares outstanding. Accordingly, effective March 22, 2017, the Company halted all future offers and sales of common stock under the February 2017 CS Purchase Agreement and reduced the amount of potential future offers and sales under the February CS Purchase Agreement to zero.

March 2017 HLHW Equity Line

On March 22, 2017, the Company entered into another Common Stock Purchase Agreement with HLHW (the “March 2017 CS Purchase Agreement”) which provides that the Company has the right to sell to HLHW a number of the Company’s common shares with an aggregate fair value of up to $1.6 million. As consideration for entering into the March 2017 CS Purchase Agreement, the Company paid to HLHW a cash commitment fee of $0.2 million and also agreed to pay HLHW in cash or a number of common shares with an aggregate fair value of $0.7 million in additional commitment fees. As of March 31, 2017, the Company paid HLHW $0.3 million of the $0.7 million in additional commitment fees related to the March 2017 CS Purchase Agreement, with the remaining balance paid in April 2017.

The March 2017 CS Purchase Agreement provides that the number of shares that may be purchased under each “Purchase Notice” provided by the Company to HLHW is subject to a ceiling of up to 25,000 shares or an aggregate purchase amount of $250,000 at a price not below the closing bid price of the Company’s common stock on the day preceding the date of execution of the agreement (“Floor Price”). The Company and HLHW may mutually agree to increase the number of shares that may be sold pursuant to a “Purchase Notice” to as much as an additional 100,000 Purchase Shares per business day.

The Company has the right to direct HLHW to buy up to an additional 30% of the trading volume of the common stock for the next business day at the lowest intra-day bid price of the Company’s common stock on the date of purchase. The purchase price for the additional shares may not be below the Floor Price. The aggregate number of shares that may be purchased by HLHW is subject to volume limitations of the Company’s common stock as defined in the March 2017 CS Purchase Agreement.

The Company shall not issue, and HLHW shall not purchase any shares of common stock under the March 2017 CS Purchase Agreement if the shares proposed to be issued and sold, when aggregated with all other shares of common stock then owned beneficially (as calculated pursuant to Section 13(d) of the 1934 Act and Rule 13d-3 promulgated thereunder) by HLHW and its affiliates would result in the beneficial ownership by HLHW and its affiliates of more than 4.99% of the then issued and outstanding shares of common stock of the Company, unless waived in writing by HLHW.

The shares issued under the March 2017 CS Purchase Agreement were issued pursuant to the Company’s “shelf” registration statement on Form S-3 (File No. 333-198647) previously filed with the U.S. Securities and Exchange Committee (“SEC”) on September 8, 2014, as amended on October 3, 2014, and which was declared effective by the SEC on October 28, 2014.

As of March 31, 2017, the Company had issued 350,000 shares of its common stock for gross proceeds of $1.1 million. During the quarter ended March 31, 2017, the Company recorded $40,000 in financing related fees, of which $20,000 was paid as of March 31, 2017.

During the period beginning April 1, 2017 through June 8, 2017, the Company had issued an additional 146,894 shares of its common stock for approximately $0.4 million in gross proceeds. The Company agreed to pay on each Purchase Date and on each Additional Purchase Date 1.75% of such aggregate proceeds representing the fees and expenses of HLHW’s advisers, counsel, accountants and other experts.

NOTE 10. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three months ended March 31, 2017 and 2016 excludes shares underlying stock options and warrants and convertible preferred, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Such excluded shares are summarized as follows:

	Three Month Ended March 31,
	2017	2016
Common stock options	500,437	287,172
Shares issuable upon conversion of Series D Preferred Stock (not including dividends and conversion premium paid in common stock)	—	172,600
Warrants	632,080	527,970
Total shares excluded from calculation	1,132,517	987,742

NOTE 11. COMMITMENTS AND CONTINGENCIES

(a) Leases

In February 2015, the Company’s corporate headquarters was relocated to New York, NY under a lease agreement with Alexandria Real Estate, which expires in 2020. On August 31, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for lab space and offices for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space, as amended, is $30,000 per month, subject to annual rent escalations. On January 15, 2016, the Company signed a one year lease agreement with an option for an additional year for new office space in Israel. On May 16, 2016, the Company signed a three-year lease agreement for new office and laboratory space in Israel. The Company recorded rent expense of $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Effective May 1, 2017, the Company terminated the lease agreement including the lab space with Alexandria Real Estate and forfeited a security deposit in the amount of $177,000. The Company has relocated its headquarters to Englewood Cliffs, NJ and currently occupies office space on a month-to-month basis. The Company has relocated its drug development activities to shared office space in New York City.

Future minimum lease payments under non-cancelable leases for office space, as of March 31, 2017, are as follows ($ in thousands):

Period ending March 31,	Amount
2017 (9 months)	$80
2020	106
2020	44
$230

(b) Licensing Agreements

The Company is a party to a number of research and licensing agreements, including BioNanoSim Ltd, iCo Therapeutics Inc., MabLife, Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd, Dalhousie University, Lonza Sales AG and Shire Biochem Inc., which may require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments under these agreements.

(c) Litigation

The Company was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial and on October 9, 2015; the plaintiffs filed a notice of appeal to the court. The court on plaintiff’s motion has made no ruling. For the three months ended March 31, 2017 and 2016, in connection with the trial, the Company incurred approximately $0 and $39,000 of legal costs.

On May 30, 2017, the Company received a summons from the bankruptcy court-liquidator with respect to the liquidation preceding on Mablife to appear before the commercial court of Evry, France on September 19, 2017. The notice alleged that the Company had not paid installments when they became due on two assets purchased. The notice alleges that Mablife is due $0.4 million in addition to interest and court fees. As of March 31, 2017, the Company had a note payable of $0.4 million and accrued interest of $0.1 million.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 12. RELATED PARTY TRANSACTIONS

During 2016, Dr. Teper, former Chief Executive Officer of the Company advanced a total of $0.9 million to the Company of which the Company had repaid $0.7 million prior to December 31, 2016 including $0.4 million which was paid in shares of the Company’s common stock. The balance of $0.2 million owed to Dr. Teper as of March 31, 2017 has been reflected in advances from related parties in the condensed consolidated balance sheets.

During the first quarter of 2017, the Company issued 3,825 shares in settlement of the fourth quarter of 2016 board fees of $14,000 for Daniel Kazado, a member of the Company’s board of directors.

NOTE 13. SUBSEQUENT EVENTS

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

In connection with the Private Placement Offering discussed below, EMA converted $0.3 million of their outstanding note and became one of several institutional investors in the Private Placement Offering (see below).

License and Commercialization of Ceplene in Latin America

On April 20, 2017, the Company announced that it entered into a letter of intent with Pint Pharma GmnH, a pharmaceutical company focused on Latin America and other markets ("Pint"), which binds the parties to seek agreement regarding an exclusive license by Pint of the rights to commercialize Ceplene throughout Latin America, including Argentina, Brazil, Chile, Colombia and Mexico. Pursuant to the anticipated final agreement, Pint will be responsible for the registration of Ceplene in Latin American countries based on the existing European marketing authorization and will carry out the full commercialization of the licensed product in the territory, including Ceplene registration, pricing and reimbursement, and sales and marketing activities. In conjunction with the anticipated final agreement, Pint will make an investment of $4 million into Cytovia. No final agreement has yet been consummated.

Private Placement Offering

On May 4, 2017, the Company entered into definitive agreements with several institutional investors for a private placement of up to $3.4 million of convertible debentures. The debentures are convertible at any time into up to 1,245,675 shares of the Company’s common stock at a conversion price of $2.89 per share, subject to adjustment.  In addition, the investors will receive up to 680,000 shares of the Company’s common stock. The sale of the debentures will be implemented in multiple closings. The Company sold $1.5 million of convertible debentures to the investors at the initial closing of the transaction on May 9, 2017. On May 22, 2017, the Company sold an additional $0.3 million of convertible debentures to the investors in a subsequent closing. The Company will sell the remaining $1.6 million to the investors in subsequent closings linked to the achievement of certain milestones. Maxim Group LLC acted as the sole placement agent for the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on May 17, 2017. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further clinical trials. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (collectively, “Immune” or the “Company”) is a clinical stage biopharmaceutical company specializing in the development of novel targeted therapeutic agents in the fields of immuno-inflammation, dermatology and immuno-oncology. The Company’s lead product candidate is bertilimumab, a clinical-stage, first-in-class, fully human antibody, which targets eotaxin-1, a key regulator of immuno-inflammation. The Company’s asset portfolio includes NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis, AmiKetTM, a prescription topical analgesic cream that has completed Phase II clinical trials, and LidoPain®. The Company’s immuno-oncology pipeline includes Ceplene®,which is effective for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) and Azixa and crolibulin, two clinical-stage, vascular disrupting agents (“VDA”), which have demonstrated encouraging preliminary proof of concept study results. In addition, the Company has two immuno-oncology platform assets, consisting of a bispecific antibody platform and a nanotechnology combination platform, referred to as “NanomAbs”.

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

Ceplene®, crolibulinTM, Azixa®, AmiKetTM and LidoPain® are trademarks that we own. Each trademark, trade name or service mark of any other company appearing in this Form 10-Q belongs to its respective holder.

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

Our Business

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues

The Company recorded no revenue for the months ended March 31, 2017 and 2016. The Company is in the early stages of development of its product candidates, and it has not completed the development of bertilimumab or other drug candidates. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense ($ in thousands)

	Three months ended March 31,
	2017	2016	Change

Research and development	$1,028	$2,011	$(983)

Research and development (“R&D”) expenses decreased by $1.0 million or 49%, driven by lower licensing fee expense as in 2016 the Company recorded $0.5 expense related to the license agreement with BioNanoSim Ltd. Lower R&D expense was also driven by an $0.6 million reduction in expenses related to the Company’s clinical trials of bertilimumab as a result of uncertain cash inflows experienced due the quarter.

General and administrative expense ($ in thousands)

	Three months ended March 31,
	2017	2016	Change

General and administrative	$1,667	$2,413	$(746)

General and administrative (“G&A”) expenses decreased by $0.7 million or 31% due to lower stock based compensation expense of $0.6 million, as the fair value of options and warrants granted during the quarter was lower compared to the fair value of options and warrants granted during the first quarter of 2016. In addition audit and accounting service fees were lower by $0.1 million due to a delays in the Company filing its statutory reports with Securities and Exchange Commission.

Non-operating expense ($ in thousands)

	Three months ended March 31,
	2017	2016	Change

Non-operating expense	$1,055	$708	$347

Non-operating expense was $1.1 million during the three months ended March 31, 2017 compared with $0.7 million during the three months ended March 31, 2016. Non-operating expense for the three months ended March 31, 2017 consisted of interest expense of $0.1 million and $0.2 million related to the amortization of original issue discount and early termination fee on the Company’s loan agreement with Hercules. In addition, non-operating expense included $0.4 million in liquidated damages and $0.3 million in redemption premium recorded on the Company’s convertible note with HLHW, as well as the write-off of $0.1 million related to original issue discount, debt discount and debt issuance costs on the convertible note as it was fully paid off during the quarter ended March 31, 2017.

Non-operating expense for the three months ended March 31, 2016 consisted of interest expense of $0.4 million primarily relating interest and amortization of the debt issuance costs for the Company’s loan agreement with Hercules. In addition, non-operating expense included a $0.3 million loss on the change in fair value of derivative liability instrument. The loss on the change in fair value of derivative liability instrument of $0.3 million for the three months ended March 31, 2016 represents a loss in the change in fair value of the derivative liability associated with the Discover Series D Preferred Stock of $0.4 million, partially offset by a gain in the change in the fair value of the Hercules warrants.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as at March 31, 2017 and December 31, 2016 ($ in thousands):

	As of	As of
	March 31,	December 31,
	2017	2016	Change

Cash	$111	$271	$(160)
Working capital deficit	$(7,643)	$(8,521)	$878
Notes and loans payable, current portion	$(1,913)	$(2,739)	$826

At March 31, 2017, the Company had working capital deficit of approximately $7.6 million. Accumulated deficit amounted to $99.4 million and $95.6 million at March 31, 2017 and December 31, 2016, respectively. Net loss for the three months ended March 31, 2017 and 2016 was $3.8 million and $5.1 million, respectively. Net cash used in operating activities was $2.9 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of March 31, 2017, the Company had cash of $0.1 million.

The Company has funded its operations primarily through the sale of equity and/or debt securities, including the sale of common stock, convertible notes, preferred stock and warrants. In May 2017, the Company entered into definitive agreements with several institutional investors for a private placement of up to $3.4 million of convertible debentures. The debentures are convertible at any time into 1,245,675 shares of the Company's common stock at a conversion price of $2.89 per share, subject to adjustment.  In addition, the investors will receive up to 680,000 shares of the Company's common stock. The sale of the debentures will be implemented in multiple closings. The Company sold $1.5 million of convertible debentures to the investors at the initial closing of the transaction on May 9, 2017. On May 22, 2017, the Company sold an additional $0.3 million of convertible debentures to the investors in a subsequent closing. The Company will sell the remaining $1.6 million to the investors in subsequent closings linked to the achievement of certain milestones (See Note 13). Proceeds from these offerings was used to satisfy current portion of debt due and accounts payable.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company may not identify commercial partners to support development of its drug candidates; (iii) the Company will require additional financing for the remainder fiscal 2017 to continue at its expected level of operations; (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its R&D programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

The audit report prepared by our independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 31, 2016 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below ($ in thousands):

	Three months ended March 31,
	2017	2016	Change
Net cash used in operating activities	$(2,893)	$(3,447)	$(554)
Net cash provided by (used in) investing activities	$12	$(17)	$29
Net cash provided by financing activities	$2,721	$8	$2,713

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $2.9 million compared with net cash used in operating activities of $3.4 million for the three months ended March 31, 2016. The net cash used in operating activities during the three months ended March 31, 2017, exclusive of changes in operating assets and liabilities, was $2.9 million; including the net loss of $3.8 million, non-cash stock based compensation expense of $0.3 million, depreciation and amortization, including debt discount and debt issuance costs of $0.3 million. Changes in other assets and liabilities were driven by a $0.2 million increase in accounts payable, which was offset by a corresponding decrease in accrued liabilities of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2016 was $3.4 million. The net cash used in operating activities during the three months ended March 31, 2016, exclusive of changes in operating assets and liabilities, was $3.7 million; including the net loss of $5.1 million, non-cash stock based compensation expense of $0.8 million, amortization of debt issuance costs and changes in the fair value of derivative liability of $0.2 million and $0.3 million, respectively. Changes in other assets and liabilities were driven by a $0.5 million increase in account payable, which was offset by a decrease in accrued liabilities.

Investing Activities

During the three months ended March 31, 2017, the Company’s net cash provided by investing activities amounted to $12,000 primarily related to a decrease in restricted cash of $34,000, which was offset by $22,000 in purchases of computer software.

During the three months ended March 31, 2016, the Company’s net cash used in investing activities amounted to $17,000 primarily related to the acquisition of office equipment.

Financing Activities

During the three months ended March 31, 2017, the Company’s net cash provided by financing activities was $2.7 million. This was comprised of proceeds from the HLHW financings of $4.9 million and proceeds of $0.2 million related to the amendment of certain securities purchase agreements. This was partially offset by the repayment of $1.35 million related to the HLHW convertible note, $0.4 million repayment of the Hercules loan, $0.5 million payment of commitment fees, and $0.1 million in financing fees paid related to the HLHW financings.

During the three months ended March 31, 2016, the Company’s net cash provided by financing activities of $8,000 was due to proceeds received from the exercise of stock options.

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting developments.

Off-Balance Sheet Arrangement

As of March 31, 2017, the Company had no off-balance sheet arrangements. Immune has no guarantees or obligations other than those, which arise out of the Company’s ordinary business operations.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of the Company’s significant accounting policies is contained in the notes to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies during the three months ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Interim Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures”(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Interim Chief Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting: lack of sufficient entity level controls, lack of segregation of duties due to lack of sufficient accounting and finance personnel and lack of a sufficient technology infrastructure to support the financial reporting function. Management has begun implementing remedial measures, including leveraging the financial reporting expertise of the Company’s interim Chief Executive Officer. Remediation efforts will continue through the next several financial close cycles until such time as the Company’s management is able to conclude that its remediation efforts are effective.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of the Company’s management, including its interim Chief Executive Officer and Principal Financial Officer, of any change to its internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The evaluation did not identify significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II. Other Information

Item 1. Legal Proceedings.

See Note 11(c) – “Commitments and Contingencies”, of the Notes to Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of the Company’s lawsuits and other disputes.

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

Item 1A. Risk Factors.

There have been no changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 13 – “Subsequent Events”, of the Notes to Unaudited Condensed Consolidated Financial Statements for detailed information regarding a Securities Purchase Agreement and Private Placement Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment to Articles of Incorporation, dated April 12, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2017).**

10.1	Common Stock Purchase Agreement, dated as of February 3, 2017, by and between the Company and HLHW IV, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on February 3, 2017).**

10.2	Common Stock Purchase Agreement, dated as of March 22, 2017, by and between the Company and HLHW IV, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on March 23, 2017).**

10.3	Securities Purchase Agreement, dated as of April 10, 2017, by and between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).**

10.4	Convertible Note, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).**

10.5	Registration Rights Agreement, dated as of April 10, 2017, by and between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).**

10.6	Common Stock Purchase Warrant dated as of April 10, 2017, by and between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).**

10.7	Separation Agreement, dated April 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on April 27, 2017).**

10.8	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2017).**

10.9	Form of Convertible Debenture (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 15, 2017).**

10.10	Letter Agreement between Elliot Maza and Immune Pharmaceuticals Inc., dated May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 16, 2017).**

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.
** Previously filed with the SEC as indicated, and hereby incorporated herein by reference.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Elliot Maza
Elliot Maza
Interim Chief Executive Officer (Principal Executive Officer)
June 14, 2017

By:	/s/ John C. Militello
John C. Militello
VP of Finance, Controller and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
June 14, 2017