Form 10-Q
period 2017-06-30
IMMUNE PHARMACEUTICALS INC
filed 2017-08-21
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36602

Immune Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of	(IRS Employer Id. No.)
incorporation or organization)

550 Sylvan Avenue, Suite 101

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

As of August 17, 2017, 10,575,476 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	June 30,
	2017 (Unaudited)	December 31, 2016
ASSETS
Current assets
Cash	$22	$271
Restricted cash	-	59
Other current assets	231	314
Total current assets	253	644
Property and equipment, net of accumulated depreciation of $184 and $165	58	316
In-process research and development acquired	15,000	15,000
Intangible assets, net	6,963	2,806
Other assets	122	339
Total assets	$22,396	$19,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,507	$3,522
Accrued expenses	2,294	2,620
Advances from related parties	236	236
Notes and loans payable, current portion, net of debt discount	7,381	2,739
Obligations under capital lease, current portion	-	48
Total current liabilities	14,418	9,165
Notes and loans payable, net of current portion, net of debt discount	2,176	1,442
Deferred tax liability	5,933	5,933
Obligations under capital lease, net of current portion	-	52
Total liabilities	22,527	16,592
Commitments and contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; authorized 225,000,000 shares; 9,964,301 and 8,123,766 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	104,204	98,159
Accumulated deficit	(104,336)	(95,647)
Total stockholders’ equity (deficit)	(131)	2,513
Total liabilities and stockholders’ equity	$22,396	$19,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$-	$-	-	-

Costs and expenses:
Research and development	1,417	1,945	2,445	3,956
General and administrative	1,367	923	3,034	3,336
Total costs and expenses	2,784	2,868	5,479	7,292
Loss from operations	(2,784)	(2,868)	(5,479)	(7,292)

Non-operating expense:
Interest expense	(2,142)	(334)	(3,197)	(711)
Change in fair value of derivative instrument	-	(374)	-	(692)
Other expense, net	(10)	1	(13)	(12)
Total non-operating expense	(2,152)	(707)	(3,210)	(1,415)
Net loss before income taxes	(4,936)	(3,575)	(8,689)	(8,707)
Income tax expense	-	81	-	81
Net loss	$(4,936)	$(3,656)	(8,689)	(8,788)
Deemed dividend	-	(2,028)	-	(2,914)
Net loss attributable to common stockholders	$(4,936)	$(5,684)	(8,689)	(11,702)
Basic and diluted net loss per common share	$(0.50)	$(2.66)	(0.93)	(6.06)

Weighted average common shares outstanding – basic and diluted:	9,881,782	2,137,897	9,343,421	1,932,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2016	8,123,766	$1	$98,159	(95,647)	$2,513

Common stock issued in connection with November 2016 Equity Line	1,100,000	—	4,014	—	4,014
Common stock issued in connection with March 2017 Equity Line	496,895	—	1,600	—	1,600
Financing fees related to November 2016 and March 2017 Equity Lines	—	—	(118)	—	(118)
Commitment fees and adjustment to shares issued related to March 2017 Equity Line	(184,211)	—	(902)	—	(902)
Common stock issued to settle liabilities	3,825	—	14	—	14
Share Purchase agreements and amendments to Share Purchase agreements	(8,024)	—	238	—	238
Shares issued in conjunction with May 2017 Convertible Notes	421,455	—	574		574
Rounding shares issued in connection with Reverse Split	10,595	—	—	—	—
April 2017 Convertible Notes warrant fair value and accretion of conversion premium			460		460
Share-based compensation	—	—	165	—	165
Net loss	—	—	—	(8,689)	(8,689)
Balance at June 30, 2017	9,964,301	$1	$104,204	(104,336)	$(131)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,689)	$(8,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171	197
Amortization of debt discount	977	321
Accretion of the April 2017 convertible note conversion premium	280	—
Liquidated damages	998	—
Share-based compensation	165	1,273
Change in fair value of derivative instrument	—	692
Disposal of equipment	267	—
Accretion of redemption premium on November 2016 convertible note	300	—
Changes in operating assets and liabilities:
Increase in other assets	301	6
Increase in accounts payable	908	1,064
Decrease in accrued expenses	(131)	(680)
Net cash used in operating activities	(4,453)	(5,915)
Cash flows from investing activities:
Change in restricted cash	59	(12)
Purchase of property and equipment	(22)	(52)
Net cash provided by (used) in investing activities	37	(64)
Cash flows from financing activities:
Proceeds received from exercise of stock options	—	8
Proceeds received from November 2016 and March 2017 Equity Line financings	5,383	—
Financing fees paid on November 2016 and March 2017 Equity Line financing	(118)	—
Payment of commitment fees related to March 2017 Equity Line financing	(1,010)	—
Proceeds from amending certain securities purchase agreements	238	—
Repayment of capital lease	(24)	—
Repayment of November 2016 Convertible Notes	(1,350)	—
Proceeds received from sale of common stock	—	1,923
Proceeds from April 2017 Convertible Notes	440	—
Repayment of April 2017 Convertible Notes	(97)	—
Proceeds from May 2017 Convertible Notes	1,579
Proceeds from advances from related parties	—	356
Payments of transaction costs related to sale of common stock	—	(47)
Repayment of senior secured term loan payable	(874)	(398)
Net cash provided by financing activities	4,167	1,842
Decrease in cash	(249)	(4,137)
Cash at beginning of period	271	4,543
Cash at end of period	$22	$406
Supplemental disclosure of cash flow information:
Cash paid for interest	$160	$225
Cash paid for income taxes	$-	$11
Supplemental disclosure of non-cash financing activities:
Common stock issued to settle liabilities	14	60
Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	—	3,009
Reclassification of Hercules warrants derivative liability to APIC	—	46
Acquisition of Ceplene Rights	4,218	—
Conversion of April 2017 Convertible Notes prepayment into May 2017 Convertible Notes	154	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

Organization and Description of Business

Immune Pharmaceuticals Inc., together with its subsidiaries (collectively, “Immune” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development of novel targeted therapeutic agents in the fields of immuno-inflammation, dermatology and immuno-oncology. The Company’s leading product candidate is bertilimumab, a clinical-stage, first-in-class, fully human antibody, which targets eotaxin-1, a key regulator of immuno-inflammation. The Company’s asset portfolio includes NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis, AmiKetTM, a prescription topical analgesic cream that has completed Phase II clinical trials, and LidoPain®. The Company’s immuno-oncology pipeline includes Ceplene®, which is effective for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) in combination with interleukin-2 (IL-2) and Azixa and crolibulin, two clinical-stage, vascular disrupting agents (“VDA”), which have demonstrated encouraging preliminary proof of concept study results. In addition, the Company has two immuno- oncology platform assets, consisting of a bispecific antibody platform and a nanotechnology combination platform, which it refers to as “NanomAbs”.

The Company’s common stock trades on the Nasdaq Capital Market (“NASDAQ”) under the symbol IMNP. On April 12, 2017, the Company announced a reverse stock split of its shares of common stock at a ratio of 1-for-20. On April 13, 2017, the Company’s common stock began trading on NASDAQ on a post-split basis. All share and per share amounts in this Form 10-Q have been reflected on a post-split basis (see Note 9 for a more complete description of the reverse stock split and NASDAQ listing compliance matters).

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

On June 15, 2017, the Company entered into an Asset Purchase Agreement with Meda Pharma SARL, a Mylan N.V. company to repurchase assets relating to Ceplene (histamine dihydrochloride), including the right to commercialize Ceplene in Europe and to register and commercialize Ceplene in certain other countries. See Note 13 for a more complete description of the Asset Purchase Agreement and related financial matters.

On July 10, 2017, Cytovia, Inc., a wholly-owned subsidiary of the Company (“Cytovia”), entered into an exclusive licensing agreement (the “Licensing Agreement”) with Pint Pharma International S.A. ("Pint"), a specialty pharmaceutical company focused on Latin America and other markets, for the marketing, commercialization and distribution of Ceplene throughout Latin America through Pint and one or more of its affiliates. See Note 14 for a more complete description of the Licensing Agreement and related financial matters.

Ceplene®, crolibulinTM, Azixa®, AmiKetTM and LidoPain® are trademarks that we own. Each trademark, trade name or service mark of any other company appearing in this quarterly report on Form 10-Q belongs to its respective holder.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern.  The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not have sufficient cash to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue as a “going concern” in spite of insufficient cash available as of the date of this filing to fund the anticipated level of operations for at least the next 12 months is dependent on the Company’s ability to raise capital and monetize assets through sale or licensing of drug candidates under development. If the Company fails to raise additional capital or obtain substantial cash inflows from potential partners within the next few months, it may be forced to curtail or cease operations. The Company cannot provide any assurance that financing will be available in a timely manner, on favorable terms or at all. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

The Company has limited capital resources and its operations since inception have been funded by the proceeds of equity and debt offerings and license fee arrangements. The Company has devoted substantially all of its cash resources to research and development (“R&D”) programs and has incurred significant general and administrative expenses to enable it to finance and grow its business and operations. To date, the Company has not generated any revenue and it may not generate any revenue for the indefinite future, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it will be forced to curtail its development activities or cease operations.

The Company has generated losses from operations since inception and it anticipates that it will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2017, the Company had negative working capital of approximately $14.2 million and its accumulated deficit was $104.3 million. The Company’s net loss was $4.9 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively. The Company’s net loss was $8.7 million and $8.8 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s cash used in operations was $4.5 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had approximately $22,000 in cash.

The Company will require additional financing during the remainder of fiscal 2017 to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, sell or out-license or eliminate some or all of its R&D programs. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations for the remaining months of 2017. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, until such time as it generates positive cash flow to support operations. In addition, the Company will seek to divest non-core assets and enter into collaborative agreements to generate cash to support operations. Any future sales of securities to finance operations will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will generate positive cash flow.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2016 filed on May 17, 2017. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2017, and the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016.

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

In July 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. During the three months ended June 30, 2017, the Company early adopted ASU 2017-11. The impact of this adoption is that the down-round provisions within our warrants issued with the April 2017 Convertible Notes qualify for a scope exception from derivative accounting and were recorded in equity. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of retained earnings in the fiscal year and interim period of adoption. The Company did not have any other outstanding instruments with down round provisions and therefore no cumulative-effect adjustment was made to retained earnings.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance will be effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). During the three months ended June 30, 2017, the Company early adopted ASU 2017-01. ASU 2017-01 introduces a “screen” to assist entities in determining when a set should not be considered a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. The ASU includes practical guidance on what to include in gross assets and what constitutes a single identifiable asset or a group of similar identifiable assets in the context of applying the screen. In accounting for the acquisition of the Ceplene rights, the Company considered the purchase of the Ceplene patents a group of similar identifiable assets which did not meet the definition of a business in accordance with ASU 2017-11 (see Note 13).

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

The financial instruments recorded in the Company’s condensed consolidated balance sheets consist primarily of cash, restricted cash, debt and accounts payable. The carrying amounts of the Company’s cash, restricted cash, current portion of debt and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s long-term debt approximates its gross carrying value of approximately $2,176,000 (which has been presented net of issuance costs), of which $1,626,000 was recorded at its present value and $550,000 is due to its remaining maturity of less than two years.  The Company had no other financial liabilities or assets that were measured at fair value as of June 30, 2017.

NOTE 5. INTANGIBLE ASSETS

The Company’s intangible assets consist of licenses and patents relating to the Company’s bertilimumab, NanomAbs and AMB8LK technologies and were determined by management to have useful lives ranging between seven and fifteen years. The Company is amortizing these intangible assets on a straight-line basis.

On June 15, 2017, Immune entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Meda Pharma SARL, a Mylan N.V. company (“Meda”) to repurchase assets relating to Ceplene (histamine dihydrochloride) including the right to commercialize Ceplene in Europe and to register and commercialize Ceplene in certain other countries, for a fixed consideration of $5.0 million payable in installments over a three-year period. The acquisition is being treated as an asset acquisition in accordance with ASC 805 Business Combinations.

The Company recorded the purchase price for the underlying patents as intangible assets and recorded the present value of the future payments due under the Asset Purchase Agreement of $4.2 million as a corresponding liability. The present value of future payments due under the Asset Purchase Agreement is determined by using the Company’s current borrowing rate of 15% as the relevant discount rate for present value calculations. As of June 30, 2017, the amount due to Meda on a present value basis, classified as current and long-term debt, is $2.6 million and $1.6 million, respectively. Attorney’s fees of $0.1 million were capitalized and recorded as intangible assets. Accordingly, the Company recorded $4.3 million in intangible assets related to the Ceplene patents (see Note 13). The estimated useful life of these intangible assets is seven years.

The value of the Company’s amortizable intangible assets as of June 30, 2017 is summarized below ($ in thousands):

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Ceplene Acquisition Intangibles	Total

Balance as of December 31, 2016	$1,586	$429	$428	$363	$-	$2,806
Addition	-	-	-	-	4,310	4,310
Amortization	(84)	(24)	(23)	(22)	-	(153)
Balance, June 30, 2017	$1,502	$405	$405	$341	$4,310	$6,963

Gross asset value	$2,509	$694	$700	$547	$4,310	$8,760
Accumulated Amortization	(1,007)	(289)	(295)	(206)	-	(1,797)
Balance, June 30, 2017	$1,502	$405	$405	$341	$4,310	$6,963

Amortization expense amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively. Amortization expense amounted to $0.1 million and $0.2 million for the six months ended June 30, 2016, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at June 30, 2017 is as follows ($ in thousands):

Period Ending December 31,	Amount
2017 (6 months)	$460
2018	921
2019	921
2020	921
2021	907
Thereafter	2,833
Total	$6,963

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following ($ in thousands):

	June 30, 2017	December 31, 2016
Salaries and employee benefits	$334	$900
Rent	-	68
Advances and Fees	-	340
Financing costs	771	616
Professional fees	699	414
License Fees	234	-
Severance	15	30
Other	241	252
Total	$2,294	$2,620

NOTE 7. NOTES AND LOANS PAYABLE

The Company is party to loan agreements as follows ($ in thousands):

	June 30,	December 31,
	2017	2016
Loan Agreement, net of original issue discount of $0.2 million and $0.4 million, respectively (1)	$2,185	$2,857
Convertible Notes, net of original issue discount, debt issuance cost and debt discount of $0 and $0.1 million (2)	—	937
April 2017 Convertible Notes (3)	311	—
May 2017 Convertible Notes, net of original issue discount, debt issuance cost and debt discount of $0.8 million (4)	2,456	—
Mablife Notes Payable (5)	387	387
Asset Acquisition Payable(6)	4,218	—
Total notes and loans payable	$9,557	$4,181

Notes and loans payable, net of debt discount, current portion	$7,381	$2,739
Notes and loans payable, noncurrent portion	2,176	1,442
Total notes and loans payable, net of original issue discount, debt issuance cost and debt discount of $1.0 million and $0.5 million	$9,557	$4,181

Repayments under the Company’s existing debt agreements consist of the following ($ in thousands):

Period Ending June 30,	Amount
2017	$7,454
2018	1,495
2019	1,646
Total	$10,595

Loan Agreement (1)

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp., a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (“Loan Agreement”) pursuant to which Hercules Capital Inc. (Hercules”) agreed to lend $4.5 million to the Company. The Loan Agreement is senior in priority to all other Company indebtedness. The interest rate on the Hercules Loan is calculated at the greater of 10% or the prime rate plus 5.25%. The Company may prepay the Hercules Loan at any time, subject to certain prepayment penalties.  The Hercules Loan matures on September 1, 2018. Interest expense for the three and six months ended June 30, 2017 was $64,000 and $139,000, respectively. Interest expense for the three and six months ended June 30, 2016 was $107,000 and $221,000, respectively. For the six months ended June 30, 2017 and 2016, respectively, the Company made $0.9 million and $0.4 million in principal repayments.

The Loan Agreement includes an end of term charge of $0.5 million payable on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that Borrower prepays the outstanding secured obligations under the Loan Agreement in full, or (iii) the date that the secured obligations under the Loan Agreement become due and payable in full (as described in the Loan Agreement). The Company accrues a portion of the end of term charge for each reporting period and will accrue up to the full $0.5 million charge over the 37-month term of the Hercules Loan. For the three and six months ended June 30, 2017, the Company had recorded a charge of approximately $36,000 and $78,000, respectively, in interest expense in its condensed consolidated statements of operations related to the Loan Agreement.  For the three and six months ended June 30, 2016, the Company recorded a charge of approximately $60,000 and $124,000 in its condensed consolidated statements of operations related to the Loan Agreement.

The Company recorded $1.3 million in debt issuance costs relating to placement agent fees, legal fees, closing costs and the fair value of the placement agent warrants in its condensed consolidated balance sheets upon execution of the Loan Agreement. The Company amortizes the debt issuance costs over the term of the Loan Agreement. For the three and six months ended June 30, 2017, the Company recorded $0.1 million and $0.2 million, respectively, in interest expense related to the amortization of the debt issuance costs. For the three and six months ended June 30, 2016, the Company recorded $0.2 million and $0.3 million, respectively in interest expense related to the amortization of the debt issuance costs. As of June 30, 2017, and December 31, 2016, the Company had approximately $0.2 million and $0.4 million, respectively, in debt issuance costs remaining to be amortized, which is presented net of the debt balance in the Company’s condensed consolidated balance sheets.

On July 7, 2017, Immune, Hercules and an investor (the “Investor”) entered into an Assignment Agreement (the “Assignment Agreement”) whereby Hercules assigned to the Investor the existing amount outstanding under the Loan Agreement (see Note 14).

Convertible Notes (2)

On November 17, 2016, the Company entered into a securities purchase agreement with HLHW IV, LLC (“Buyer”), pursuant to which Buyer purchased an aggregate principal amount of $1,050,000 of subordinated convertible notes for an aggregate purchase price of $1,000,000 (“Convertible Notes”), representing a principal amount of the Convertible Notes of $1,000,000 plus an original issue discount of 5%, which is $50,000.

The Convertible Notes bear interest at a rate of 7.0% per annum, payable in arrears on the maturity date of November 17, 2017.  The Convertible Notes are convertible into shares of the Company’s common stock at any time from the date of issuance of the Convertible Notes, at a conversion price equal to eighty percent (80%) of the lowest intraday bid price on the date of conversion (“conversion date”); provided the lowest intraday bid price on such conversion date is above the lowest closing bid price on the closing date (“Market Price”). In the event that on the conversion date, the lowest intraday bid price is less than the Market Price, then in that instance, the conversion price on that conversion date will be equal to the lowest intraday bid price.

On the maturity date, the Company has the option to pay the amount being redeemed, including accrued but unpaid interest, in cash, shares of the Company’s common stock or any combination of cash and shares. In addition, if at any time the lowest intraday bid price falls below $5.00 per share, the holder may elect to redeem up to $350,000 of the outstanding principal, interest and any amounts due under the Convertible Notes; provided, however, the Company may only use the proceeds from the sale of common stock pursuant to the terms of the Common Stock Purchase Agreement, dated November 17, 2016 (“CS Purchase Agreement”) entered into with Buyer to redeem the Convertible Notes. This redemption process may be repeated once every five business days, at the election of Holder, until the Convertible Notes are fully satisfied. The foregoing notwithstanding, Buyer may convert any or all of these Convertible Notes into shares of the Company’s common stock at any time. The Convertible Notes are subordinated to the Loan Agreement with Hercules Capital.

The Convertible Note Agreement also includes certain of events of default, which at any time after Buyer becomes aware of, may require the redemption of all or any portion of the Convertible Notes by delivery of a written notice to the Company. Each portion of the Convertible Notes subject to redemption shall be redeemed at a price equal to the greater of 18% per annum or the maximum rate permitted under applicable law of the conversion amount being redeemed, together with liquidated damages of $250,000. The Company paid approximately $0.1 million in debt issuance costs and discount in connection with the Convertible Note Agreement.

On December 16, 2016, the Company entered into Amendment No. 1 with Buyer, effective as of December 5, 2016, which amended the Convertible Note Agreement to provide that in no circumstance shall the conversion price be lower than $2.00 per share of the Company’s common stock.

In January 2017, the Company paid Buyer $0.3 million in liquidated damages, which was accrued during the fourth quarter of 2016, for failing to file a Registration Statement within the prescribed time period per the Convertible Note Agreement. On February 3, 2017, the Company and Buyer entered into Amendment No. 2 to the Convertible Note Agreement whereby the Company agreed to the redeem the Convertible Note for $1.35 million by March 1, 2017 in full satisfaction of the Convertible Note, which included redemption of the principal balance at 120% of the face amount of the Convertible Note plus accrued interest. The Company recorded $0.3 million in interest expense as the redemption premium during the first quarter of 2017 related to Amendment No. 2 to the Convertible Note.

The Company has repaid the outstanding balance of the Convertible Notes as of June 30, 2017. Interest expense for the six months ended June 30, 2017 was $6,000. In addition, during the six months ended June 30, 2017, the Company recorded to interest expense the remaining $0.1 million in the aggregate of outstanding debt discount, debt issuance costs and original issue discount.

On May 30, 2017, the Company agreed to pay a total of $0.4 million of liquidated damages to Buyer no later than June 30, 2017 to settle certain claims of Buyer with respect to the Convertible Notes. The Company has paid $25,000 towards these liquidated damages amount and is in negotiations with Buyer regarding the payment of the balance. The Company accrued this amount to interest expense during the three months ended March 31, 2017 and remains outstanding as of June 30, 2017.

April 2017 Convertible Notes (3)

On April 10, 2017, the Company entered into a securities purchase agreement (the “April 2017 Purchase Agreement”), with EMA Financial, LLC (“EMA”) pursuant to which the EMA purchased an aggregate principal amount of $525,000 of Convertible Notes for an aggregate purchase price of $450,000 (the “April 2017 Convertible Notes”). The April Convertible 2017 Convertible Notes included a 5% origination fee of $25,000 and a 10% original issue discount of $50,000 that was added to the face amount of the April 2017 Convertible Notes. Net proceeds from the offering were $440,000 after the payment of $10,000 of attorney fees, which have been used for general corporate purposes.

The April 2017 Convertible Notes bear interest at a rate of 6.0% per annum, payable in arrears on the maturity date of April 10, 2018 (the “Maturity Date”). The April 2017 Convertible Notes are convertible into shares of the Company’s common stock, after the effectiveness of the Registration Statement, at a conversion price equal to the lower of $2.80 or seventy-five percent (75%) of the lowest trading price of the Company’s common stock during 15 trading days immediately preceding conversion (“Conversion Date”). The Company has calculated a fair value of $175,000 for this conversion feature on the April 2017 Convertible Notes and has recorded a conversion premium of $175,000 as interest expense with an offset to additional paid-in capital.

In addition, the Company issued 83,333 warrants at an exercise price of $4.00 per share (subject to adjustment) which may be exercisable on a cashless basis in accordance with the terms of the common stock purchase warrant. The warrants contain a provision, whereby if the Company completes a transaction with an effective price per share lower than the exercise price of the warrants, then the exercise price shall be reduced and the number of warrant shares issuable hereunder shall be increased such that the aggregate exercise price payable after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The fair value of these warrants was calculated using the Monte Carlo model. The proceeds from the issuance of the notes were allocated between the debt and the warrants using the allocated fair value method and the value assigned to the warrants of $180,000 was recorded as debt discount with an offset to additional paid-in capital (see Note 9).

Until October 10, 2017 (“Prepayment Termination Date”), the Company has the right, exercisable on not less than five (5) Trading Days’ prior written notice to the holder of the April 2017 Convertible Notes, to prepay the outstanding balance on the April 2017 Convertible Notes (principal and accrued interest), in full. On the date fixed for prepayment (the “Optional Prepayment Date”), the Company must make payment of the Optional Prepayment Amount or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date. If the Company exercises its right to prepay the April 2017 Convertible Notes, the Company must pay Holder an amount in cash (the “Optional Prepayment Amount”) equal to the Prepayment Factor (as defined below), multiplied by the sum of: (w) the then-outstanding principal amount of the April 2017 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the April 2017 Note to the Optional Prepayment Date plus (y) Default Interest. For purposes hereof, the “Prepayment Factor” equals one hundred thirty-five percent (135%), provided that such Prepayment Factor shall equal one hundred twenty-five percent (125%) if the Optional Prepayment Date occurs on or before July 10, 2017.

The April 2017 Convertible Notes contain certain customary negative covenants preventing the Company from undertaking certain actions without the consent of EMA, including but not limited to, limitations on its ability to incur additional indebtedness (subject to certain exceptions) and issuance shares of unregistered securities as well as certain events of default, including, but not limited to, the Company’s failure to pay principal and interest, material defaults under the other transaction documents, material defaults in other payment obligations, failure of the Company to comply with its reporting requirements with the SEC, the placing of a “chill” on the Company’s common stock by the Depositary Trust Company, failure of the Company to meet the current public information requirements under Rule 144 promulgated under the Securities Act, the Company’s failure to deliver certificates representing the shares of common stock after a Conversion Date and a change of control transaction (as defined in the April 2017 Convertible Notes). The full principal amount of the April 2017 Convertible Notes is due upon a default under the terms of the April 2017 Convertible Notes. The April 2017 Convertible Notes are unsecured and subordinated in right of payment to the Company’s existing and future senior indebtedness. During the existence and continuance of an event of default under the April 2017 Convertible Notes, the outstanding principal amount of the April 2017 Convertible Notes shall incur interest at a rate of 18% per annum. At any time after the Holder becoming aware of an Event of Default (as defined in the April 2017 Convertible Notes), the Holder may require the Company to redeem all or any portion of the April 2017 Convertible Notes.

On May 3, 2017, the Company and EMA signed a Waiver Letter in which the Company agreed to prepay a portion of the April 2017 Convertible Notes and EMA agreed to participate in the May 2017 Convertible Notes (See Note 7, “May 2017 Convertible Notes (4)”). Additionally, the April 2017 Convertible Notes were amended and are convertible into shares of the Company’s common stock, after the effectiveness of the Registration Statement, at a conversion price equal to the lower of $2.80 or sixty-five percent (65%) of the lowest trading price of the Company’s common stock during 15 trading days immediately preceding conversion (“Conversion Date”). In connection with the May 2017 Convertible Notes discussed below, EMA converted $123,000 of their outstanding notes with a prepayment premium of 25% or $31,000 for a total of $154,000 and became one of several institutional investors in the May 2017 Convertible Notes (see below). Based on this Waiver Letter, the Company determined that the amended terms constituted an extinguishment and as a result the Company has calculated a fair value of $105,000 for this conversion feature on the April 2017 Convertible Notes and has recorded an additional conversion premium of $105,000 as interest expense with an offset to additional paid-in capital. Additionally, the unamortized debt discount was written off and charged to interest expense.

On May 30, 2017, the Company and EMA amended the Registration Rights Agreement dated as of April 10, 2017 to change the filing date of the registration statement to June 30, 2017 and the Company agreed to prepay $97,000 towards the principal amount outstanding on the April 2017 Convertible Notes at a prepayment price of $121,000, which include a prepayment premium of 25% or $24,000 which was recorded in interest expense. The Company filed the S-1 registration statement on June 30, 2017.

For the three months ended June 30, 2017, the Company recorded interest expense of $607,000 related to the April 2017 Convertible Notes, of which $280,000 was for the conversion premium, $180,000 for the fair value of the warrants, $85,000 for the original issue discount, origination fees and attorney’s fees, $55,000 for the prepayment premium of 25% and interest expense of approximately $7,000 based on the 6% per annum interest rate.

In July 2017, EMA assigned the April 2017 Convertible Notes to MEF I, LP (see Note 14).

May 2017 Convertible Notes (4)

On May 4, 2017, the Company entered into a securities purchase agreement (the “May 2017 Purchase Agreement”), with several institutional investors (the “Investors”) in a multi-tranche private placement of up to $3.4 million of convertible notes (the “May 2017 Convertible Notes”). The initial sale of the notes in the May 2017 Convertible Notes closed on May 9, 2017, resulting in the issuance of convertible notes with a principal balance of $2.0 million and gross proceeds to the Company of $1.6 million. In connection with this initial closing, the Investors received an additional aggregate of 361,455 shares of the Company’s common stock. On May 22, 2017, a subsequent closing occurred upon reaching the milestone of filing the 2016 Form 10-K resulting in the issuance of convertible notes with a principal balance of $360,000 and gross proceeds to the Company of $300,000. In connection with this subsequent closing, the Investors received an additional 60,000 shares of the Company’s common stock valued. In total, the Company issued notes with a principal balance of $2.3 million and original issue discount of $0.4 million. The gross proceeds from the May 2017 Convertible Notes were $1.8 million and after the payment of placement agent fees, attorneys and other expenses of $0.2 million, the Company received net proceeds of $1.6 million. The Company issued a total of 421,555 shares which were recorded using the allocated fair value method and the Company recorded the fair value of $0.6 million for the issuance of the shares to Original Issue Discount.

The May 2017 Convertible Notes are due and payable upon the earlier of (a) November 9, 2017 and (b) the closing by the Company of one or more subsequent financings with gross proceeds to the Company equal to at least $5,000,000 in the aggregate. The holder of the note has the option to extend the maturity date of the note through February 7, 2018. The May 2017 Convertible Notes are subordinated to the indebtedness of Hercules Capital, Inc. (“Hercules”), pursuant to the Loan and Security Agreement entered into on July 29, 2015 by and between the Company and Hercules.

The principal amount available of $1.6 million of May 2017 Convertible Notes were initially issuable to the Investors in subsequent closings linked to the achievement of certain milestones. On June 29, 2017, the Company entered into a letter agreement with the Investors and waived the right to issue the May 2017 Convertible Notes issuable in the subsequent closings and agreed to return to the Investors the remaining subscription amounts held in escrow on a pro rata basis relative to each Purchasers’ investment. Accordingly, no further shares of common stock will be issued in connection with the May 2017 Convertible Notes. In consideration of the foregoing, the Investors agreed to amend Section 4(e) of the May 2017 Convertible Notes to provide that the Issuable Maximum (as defined in the May 2017 Convertible Notes) shall not exceed 9.99% (rather than 19.99%) of the number of shares of common stock outstanding on the trading day immediately preceding the date of the May 2017 Purchase Agreement. Maxim Group LLC acted as the sole placement agent for the offering.

Pursuant to the May 2017 Convertible Notes agreements, if the Company has not filed a S-1 registration statement for a follow-on offering within 25 days of May 9, 2017 or by June 3, 2017, the May 2017 Convertible Notes would be immediately due at the Mandatory Default Amount, which is 140% of the outstanding principal amount of the note, plus 100% accrued interest and unpaid interest, and all other amounts, costs, expenses and liquidated damages due. Additionally, interest on the Notes would accrue daily at an interest rate of 2% per month on the then outstanding principal amount. The holder may also to elect to convert all or any portion of the remaining principal amount into shares of common stock at price per share equal to the lowest daily VWAP for the 15 days prior to conversion but in no event, shall the conversion price fall below $1.00. The Company filed the S-1 Registration Statement on June 30, 2017. As of June 30, 2017, the Company accrued the Mandatory Default Amount of $1.0 million to interest expense of which $0.9 million represents an additional 40% of principal and $60,000 represents interest at a rate of 2% per month on the outstanding principal including the additional 40%.

The Company recorded amortization expense of $0.4 million related to the amortization of the original issue discount and debt issuance costs. As of June 30, 2017, none of the May 2017 Convertible Notes were converted into shares of the Company’s common stock. Subsequent to June 30, 2017, a portion of the May 2017 Convertible Notes were converted into 117,641 shares of the Company’s common stock representing payment of $184,000 principal of the May 2017 Convertible Notes.

MabLife Notes Payable (5)

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

During the first quarter of 2015, MabLife informed the Company that it had filed for bankruptcy. For the six months ended June 30, 2017 and 2016, the Company recorded $0 and $38,000, respectively, in interest expense. The Company has not paid any amounts to MabLife since the time it received notification of the MabLife bankruptcy. On May 30, 2017, the Company received a summons from the bankruptcy court-liquidator to appear before the commercial court of Evry, France on September 19, 2017 (see Note 11).

Asset Acquisition Payable (6)

In conjunction with the Asset Purchase Agreement described in Note 5, the Company agreed to pay a fixed consideration of $5.0 million payable in installments over a three-year period as follows: $1.5 million on the earlier of: (1) described in Notes, the successful transfer of all of the marketing authorizations for the product to Immune; or (2) the date which is six months after the Completion Date (as defined in the Agreement); $1.5 million on the first anniversary of the Completion Date (as defined in the Asset Purchase Agreement); $1.0 million on the second anniversary of the Completion Date; and $1.0 million on the third anniversary of the Completion Date.  The Company recorded current and long-term debt of $2.6 million and $1.6 million, respectively, representing the amount due to Meda calculated on a present value basis (see Notes 5 and Note 13).

NOTE 8. INCOME TAXES

The Company has recognized a deferred tax liability of $5.9 million as of June 30, 2017 and December 31, 2016 related to the purchase of the AmiKet IPR&D. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the merger with Epicept Ltd.. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. Accordingly, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at June 30, 2017 and December 31, 2016.

NOTE 9. STOCKHOLDERS’ EQUITY

(a) Stock options and stock award activity

The following table illustrates the common stock options granted during the six months ended June 30, 2017:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January – June 2017	161,500	$3.80	$3.40	1-3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	109.42-114.7% 2.22%-2.53% 6-10 0.00%

The following table illustrates the common stock options granted during the six months ended June 30, 2016:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January – June 2016	144,500	$11.40	$7.20	Immediately -3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55%-92.15% 1.39%-2.06% 6-10 0.00%

Consultants	January – June 2016	16,750	$6.80	$4.80	1-3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55%-92.15% 1.24%-1.69% 5 0.00%

The following table illustrates the stock awards during the six months ended June 30, 2016:

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms
Consultants	January – June 2016	27,500	$10.00	Immediately

The fair value of stock awards was determined using the share price on the date of grant.

The following table summarizes information about stock option activity for the six months ended June 30, 2017:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	370,757	$23.80	$0.80 - $80.00	$27.60	$39
Granted	161,500	$3.80	$2.68-$4.00	$3.40	$—
Forfeited	(41,716)	$11.20	$0.80-$25.00	$10.40	—
Outstanding at June 30, 2017	490,541	$19.00	$0.80 - $80.00	$20.40	$30
Exercisable at June 30, 2017	326,659	$28.20	$0.80 - $80.00	$27.60	$30

As of June 30, 2017, unamortized stock-based compensation for stock options was $0.4 million, with a weighted-average recognition period of approximately 0.9 years.

(b) Warrants

The following table illustrates warrants granted during the six months ended June 30, 2017:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black- Scholes option pricing model
Investors	January – June 2017	52,910	$10.00	$3.80	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	109% 1.89% 5 0.00%

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Monte Carlo model
Noteholders	January – June 2017	83,333	$4.00	$2.16	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	105% 1.91% 5 0.00%

The following table illustrates warrants granted during the six months ended June 30, 2016:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January – June 2016	23,800	$12.4	$10.8	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	92% 1.24%-1.73% 5 0.00%

The following table summarizes information about warrants outstanding at June 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding at December 31, 2016	580,390	$60.80	$9.40-$200.00
Warrants issued	136,243	$6.40	$4.00-$10.00
Warrants expired	(1,220)	188.40	$170.00-$200.00
Outstanding and exercisable at June 30, 2017	715,413	$50.40	$9.40-$200.00

The 83,333 warrants issued with the April 2017 Convertible Notes were valued using the Monte Carlo model, which is a pricing model that incorporates all of the required inputs of a Black-Scholes model and Monte Carlo simulation process that capture additional features of the warrant related to its fair value estimate, but are outside of the Black-Scholes model. The warrants contain a provision whereby if the Company completes a transaction with an effective price per share lower than the exercise price of the warrants then the exercise price shall be reduced and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The allocated fair value of the warrant of $180,000 is the mean of the present value of the future cash flows resulting from the Monte Carlo simulation process. The fair value of $180,000 was calculated using the Monte Carlo model and the allocated value of $180,000 was recorded as additional paid-in capital.

Stock-based compensation expense for stock options and awards and warrants for the three months ended June 30, 2017 and 2016 was $(0.1) million and $0.8 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets. Stock-based compensation expense for stock options and awards and warrants for the six months ended June 30, 2017 and 2016 was $0.2 million and $1.3 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

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

On December 27, 2016, the Company and Dr. Jean-Marc Menat (“Dr. Menat”) entered into Amendment No. 1 to the Securities Purchase Agreement, which amends the Securities Purchase Agreement to adjust the per share price paid by Dr. Menat to $8.82 per share. Pursuant to Amendment No. 1, Dr. Menat returned 3,776 shares to the Company in the first quarter of fiscal 2017. In consideration for entering into Amendment No. 1, the Company agreed to issue to Dr. Menat a five-year warrant to purchase an aggregate of 6,852 shares at an exercise price of $10.00 per share, which warrant shall not be exercisable until six months after the date of issuance the warrant.

On July 29, 2016, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 158,730 shares of the Company’s common stock and the issuance and sale of warrants to purchase 25,000 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million. The warrants are exercisable for a period of five years from the date of issuance at an exercise price equal to $20.00 per share. The Company agreed to pay to the institutional investors a commitment fee of $100,000, in cash or alternatively, 17,500 shares of common stock. The Company incurred an additional $40,000 in transaction fees related to this transaction. The proceeds received for the issuance of the common stock was recorded in stockholder’s equity in the Company’s condensed consolidated balance sheets. Transaction fees and the value of the consideration paid to the institutional investors were recorded as a reduction to additional paid in capital in the Company’s condensed consolidated balance sheets.

On January 10, 2017, the Company and the institutional investors signed an amendment to the securities purchase agreement whereby the institutional investors agreed to give the Company an additional $0.2 million, in exchange for five year warrants to purchase 52,910 shares of common stock at an exercise price of $10.00 per share. As of June 30, 2017, the Company received the proceeds of $0.2 million relating to the agreement, which was recorded as additional paid in capital in its condensed consolidated balance sheets.

(d) Equity Lines

November 2016 Equity Line

On November 17, 2016, the Company entered into a Common Stock Purchase Agreement (“November 2016 CS Purchase Agreement”) with HLHW IV, LLC (“Buyer”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Buyer up to $10.0 million in shares of the Company’s common stock.

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

The Company shall not issue, and Buyer shall not purchase any shares of common stock under the November 2016 CS Purchase Agreement, if such shares proposed to be issued and sold, when aggregated with all other shares of common stock then owned beneficially (as calculated pursuant to Section 13(d) of the 1934 Act and Rule 13d-3 promulgated thereunder) by the Buyer and its affiliates would result in the beneficial ownership by Buyer and its affiliates of more than 4.99% of the then issued and outstanding shares of common stock of the Company, unless waived in writing by Buyer. Shares of common stock were issued pursuant to the Company’s “shelf” registration statement on Form S-3 (File No. 333-198647), previously filed with the U.S. Securities and Exchange Committee (“SEC”) on September 8, 2014, as amended on October 3, 2014, and which was declared effective by the SEC on October 28, 2014.

At any time after the Commencement Date, the November 2016 CS Purchase Agreement may be terminated by the mutual written consent of the Company and Buyer and upon the meeting of certain conditions as defined in the November 2016 CS Purchase Agreement. In addition, at any time after the Commencement Date, the Company has the option to terminate the November 2016 CS Purchase Agreement for any reason or for no reason by delivering notice to Buyer electing to terminate the CS Purchase Agreement without any liability whatsoever except that the Company must pay to Buyer a termination fee of $250,000 in cash or shares, at Buyer’s election with such shares to be valued at the Purchase Price, within two (2) Business Days following delivery of such notice of termination. Net proceeds to the Company will depend on the Purchase Price and the frequency of the Company’s sales of Purchase Shares to Buyer.

As part of the November 2016 CS Purchase Agreement, the Company paid $0.7 million in commitment fees through delivery of shares of its common stock and recorded the fees as a reduction to additional paid in capital during the fourth quarter of 2016. The Company also agreed to pay Buyer legal fees related to the November 2016 CS Purchase Agreement of $35,000. In addition, the Company also agreed to pay on each Purchase Date and on each Additional Purchase Date (each as defined in the November 2016 CS Purchase Agreement) 1.75% of such aggregate proceeds representing the fees and expenses of Buyer’s advisers, counsel, accountants and other experts. During the first quarter of 2017, the Company sold 1,100,000 shares of its common stock to Buyer for gross proceeds of $4.0 million, of which $0.2 million was received as an advance during the fourth quarter of 2016 and paid $70,000 in financing related fees. As of June 30, 2017, $0.2 million of the CS Purchase Agreement remained available. In June 2017, Buyer returned the shares issued by the Company as commitment fees in connection with the agreement by the Company to pay $0.4 million in liquidated damages related to the Convertible Note (see Note 7). As of June 30, 2017, these commitment fees remain outstanding.

February 2017 Equity Line

On February 3, 2017, the Company entered into a Common Stock Purchase Agreement with Buyer (the “February 2017 CS Purchase Agreement”) which provides that the Company has the right to sell to Buyer a number of the Company’s common shares with an aggregate fair value of up to $3,057,100. From February 3, 2017 until March 22, 2017, the Company did not sell any shares of common stock to Buyer under the February 2017 CS Purchase Agreement and did not issue any shares of common stock to Buyer in consideration for entering into the CS Purchase Agreement. On March 22, 2017, the Company filed a prospectus supplement which amended, supplemented and superseded the Company’s prospectus supplement dated February 3, 2017 and its accompanying prospectus dated October 28, 2014 related to a Common Stock Purchase Agreement, dated February 3, 2017 with Buyer. The purpose of the prospectus supplement was to cover future shares to be issued under the February 2017 CS Purchase Agreement.

In March 2017, the Company was advised that under NASDAQ rules, it was required to obtain shareholder approval prior to issuing any stock to Buyer pursuant to the February 2017 CS Purchase Agreement because the issuance was “below market” and represented an aggregate amount of shares greater than 20% of the total number of Company shares outstanding. Accordingly, effective March 22, 2017, the Company halted all future offers and sales of common stock under the February 2017 CS Purchase Agreement and reduced the amount of potential future offers and sales under the February CS Purchase Agreement to zero.

March 2017 Equity Line

On March 22, 2017, the Company entered into another Common Stock Purchase Agreement with Buyer (the “March 2017 CS Purchase Agreement”) which provides that the Company has the right to sell to Buyer a number of the Company’s common shares with an aggregate fair value of up to $1.6 million. As consideration for entering into the March 2017 CS Purchase Agreement, the Company paid to Buyer a cash commitment fee of $1.0 million.

The March 2017 CS Purchase Agreement provides that the number of shares that may be purchased under each “Purchase Notice” provided by the Company to Buyer is subject to a ceiling of up to 25,000 shares or an aggregate purchase amount of $250,000 at a price not below the closing bid price of the Company’s common stock on the day preceding the date of execution of the agreement (“Floor Price”). The Company and Buyer may mutually agree to increase the number of shares that may be sold pursuant to a “Purchase Notice” to as much as an additional 100,000 Purchase Shares per business day.  The Company has the right to direct Buyer to buy up to an additional 30% of the trading volume of the common stock for the next business day at the lowest intra-day bid price of the Company’s common stock on the date of purchase. The purchase price for the additional shares may not be below the Floor Price. The aggregate number of shares that may be purchased by Buyer is subject to volume limitations of the Company’s common stock as defined in the March 2017 CS Purchase Agreement.

The Company shall not issue, and Buyer shall not purchase any shares of common stock under the March 2017 CS Purchase Agreement if the shares proposed to be issued and sold, when aggregated with all other shares of common stock then owned beneficially (as calculated pursuant to Section 13(d) of the 1934 Act and Rule 13d-3 promulgated thereunder) by Buyer and its affiliates would result in the beneficial ownership by Buyer and its affiliates of more than 4.99% of the then issued and outstanding shares of common stock of the Company, unless waived in writing by Buyer.

The shares issued under the March 2017 CS Purchase Agreement were issued pursuant to the Company’s “shelf” registration statement on Form S-3 (File No. 333-198647) previously filed with the U.S. Securities and Exchange Committee (“SEC”) on September 8, 2014, as amended on October 3, 2014, and which was declared effective by the SEC on October 28, 2014.

As of June 30, 2017, the Company had issued 496,895 shares of its common stock for gross proceeds of $1.6 million. During the six months ended June 30, 2017, the Company recorded $48,000 in financing related fees. The Company agreed to pay on each Purchase Date and on each Additional Purchase Date 1.75% of such aggregate proceeds representing the fees and expenses of Buyer’s advisers, counsel, accountants and other experts.

(e) Reverse Stock Split and Nasdaq Listing Compliance Matters

As previously disclosed by the Company on a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2016, the Company had received a written notification from Nasdaq notifying the Company that it had failed to comply with Listing Rule 5550(a)(2) (the “Rule”) because the bid price for the Company’s common stock over a period of thirty (30) consecutive business days prior to such date had closed below the minimum $1.00 per share requirement for continued listing. In accordance with Nasdaq’s Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until July 5, 2016, to regain compliance with the Rule. After determining that it would not be in compliance with the Rule by such date, the Company notified Nasdaq and applied for an extension of the cure period, as permitted under the original notification. In response, Nasdaq afforded the Company an additional 180 calendar day period to regain compliance with the minimum bid price requirement, as set forth in the Rule. In order to regain compliance with the Rule for a minimum of ten consecutive business days, on April 12, 2017, the Company announced a reverse stock split of its shares of common stock at a ratio of 1-for-20, which took effect with the opening of trading on April 13, 2017 on the NASDAQ. The Company’s stock continues to be traded under the symbol IMNP.  The Company’s stockholders approved the reverse stock split at the Company’s 2016 Annual Meeting held on December 20, 2016. The primary purpose of the reverse stock split was to enable the Company to regain compliance with the $1.00 minimum bid price requirement for continued listing on NASDAQ. All share and per share amounts in these financial statements have been reflected on a post-split basis.

Within the time required by Nasdaq, the Company’s common stock traded above the minimum required bid price for ten (10) consecutive days before the expiration of the grace period. On May 24, 2017, the Company received written confirmation from Nasdaq that it has regained compliance with this Rule. Immediately following the effectiveness of the Reverse Stock Split, the number of outstanding shares of common stock were reduced from approximately 194.3 million shares to approximately 9.7 million shares. All per share amounts and outstanding shares of common stock including stock options, restricted stock and warrants, have been retroactively adjusted in these condensed consolidated financial statements for all periods presented to reflect the 1-for-20 Reverse Stock Split. Further, exercise prices of stock options and warrants have been retroactively adjusted in these condensed consolidated financial statements for all periods presented to reflect the 1-for-20 Reverse Stock Split.

As previously reported by the Company on April 24, 2017, the Company was notified by Nasdaq’s Hearing Panel (the “Panel”) of deficiencies pursuant to Nasdaq’s Listing Rule 5250(c)(1) due to its failure to timely file its Form 10-K for the year ended December 31, 2016 and its Form 10-Q for the period ended March 31, 2017 (“First Quarter Report”). On May 10, 2017, the Company provided a submission to the Panel explaining the reason for the late filings and asking that the Panel extend its listing through June 15, 2017. The Panel delayed a decision on that issue until after May 17, 2017, the date by which the Company represented it would file its delinquent Form 10-K. The Company filed its delinquent annual report on May 17, 2017, as acknowledged by the Panel, and informed the Panel shortly thereafter that it was on target to file the late Form 10-Q and regain compliance with the filing rule by June 15, 2017. Accordingly, the Panel had determined to continue the listing of the Company’s securities, subject to compliance by the Company to file its first quarter Form 10-Q on or before June 15, 2017 with the Securities and Exchange Commission and to report to the Panel that it is current in its filing obligations. Within the time prescribed by the Panel, the Company filed its delinquent First Quarter Report on Form 10-Q on June 14, 2017. Accordingly, the Panel confirmed by letter, dated June 15, 2017, that the Company had fully regained compliance with Nasdaq’s Listing Rule 5250(c)(1) and is in compliance with all other applicable requirements as set forth in the decision and required for listing on The Nasdaq Stock Market, and closed this matter.

NOTE 10. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three and six months ended June 30, 2017 and 2016 excludes shares underlying stock options and warrants and convertible preferred because the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Such excluded shares are summarized as follows:

	Three month period		Six month period
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Common stock options	490,541	388,922	490,541	388,922
Shares issuable upon conversion of Series D Preferred Stock (not including dividends and conversion premium paid in common stock)	-	123,200	-	123,200
Shares potentially issuable upon conversion of April 2017 convertible notes (assuming $1.00 floor price)	305,000	-	305,000	-
Shares potentially issuable upon conversion of May 2017 convertible notes (assuming $1.00 floor price)	2,344,354	-	2,344,354	-
Warrants	715,413	532,770	715,413	532,770
Total shares excluded from calculation	3,855,308	1,044,892	3,855,308	1,044,892

NOTE 11. COMMITMENTS AND CONTINGENCIES

(a) Leases

In February 2015, Company relocated its corporate headquarters to New York, NY under a lease agreement with Alexandria Real Estate, which expires in 2020. On August 31, 2015, the Company signed an amendment to the New York, NY lease agreement with Alexandria Real Estate for lab space and offices for an additional 1,674 square feet commencing on September 1, 2015 and ending in 2020. The total base rent for offices and lab space, as amended, is $30,000 per month, subject to annual rent escalations. On January 15, 2016, the Company signed a one-year lease agreement with an option for an additional year for new office space in Israel. On May 16, 2016, the Company signed a three-year lease agreement for new office and laboratory space in Israel. For the three months ended June 30, 2017 and 2016, rent expense was $0.2 and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, rent expense was $0.4 and $0.2 million, respectively.

Effective May 1, 2017, the Company terminated the lease agreement with Alexandria Real Estate and forfeited a security deposit in the amount of $177,000. The Company has relocated its headquarters to Englewood Cliffs, NJ. The Company has signed an annual lease with a 60-day termination. Rent expense is $3,000 per month.

Future minimum lease payments under non-cancelable leases for office space, as of June 30, 2017, are as follows ($ in thousands):

Period ending December 31,	Amount
2017 (6 months)	$53
2018	106
2019	44
$203

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

(c) Litigation

The Company was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial and on October 9, 2015; the plaintiffs filed a notice of appeal to the court. The court on plaintiff’s motion has made no ruling. For the six months ended June 30, 2017 and 2016, in connection with the trial, the Company incurred approximately $10,000 and $39,000 of legal costs.

On May 30, 2017, the Company received a summons from the bankruptcy court-liquidator with respect to the liquidation proceeding on Mablife to appear before the commercial court of Evry, France on September 19, 2017. The notice alleged that the Company had not paid installments when they became due on two assets purchased. The notice alleges that Mablife is due $0.4 million in addition to interest and court fees. As of June 30, 2017, the Company had recorded a note payable of $0.4 million and accrued interest of $0.1 million (see Note 7).

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition

NOTE 12. RELATED PARTY TRANSACTIONS

During 2016, Dr. Teper, the former Chief Executive Officer of the Company and the current CEO of Cytovia advanced a total of $0.9 million to the Company of which the Company had repaid $0.7 million prior to December 31, 2016 including $0.4 million which was paid in shares of the Company’s common stock. The balance of $0.2 million owed to Dr. Teper as of June 30, 2017 has been reflected in advances from related parties in the condensed consolidated balance sheets.

During the first quarter of 2017, the Company issued 3,825 shares in settlement of the fourth quarter of 2016 board fees of $14,000 for Daniel Kazado, a member of the Company’s board of directors.

On June 15, 2017, substantially contemporaneous with the entry into the Asset Purchase Agreement, the Company entered into a Standby Financing Agreement with Daniel Kazado (see Note 13).

NOTE 13. ACQUISITION OF CEPLENE RIGHTS

On June 15, 2017, Immune entered into an Asset Purchase Agreement with Meda to repurchase assets relating to Ceplene (histamine dihydrochloride) including the right to commercialize Ceplene in Europe and to register and commercialize Ceplene in certain other countries, for a fixed consideration of $5.0 million payable in installments over a three-year period and additional contingent payments of $3.0 million which consists of $1.5 million due in year 4 upon the initial achievement of $12.0 million in revenue and $1.5 million due in year 5 upon the initial achievement of $15.0 million in revenue.  The Company sold certain of these Ceplene-related assets to Meda in 2012. Cytovia intends to undertake commercialization efforts in Europe, Asia and Latin America and to pursue continued development of Ceplene towards potential regulatory approval.  The assets acquired from Meda include rights to marketing authorizations, trademarks, patents, and other intellectual property related to Ceplene and its use.

In addition, on June 15, 2017, substantially contemporaneous with the entry into the Asset Purchase Agreement, the Company entered into a Standby Financing Agreement (the “Standby Financing Agreement”) with Daniel Kazado (the “Standby Financer”) a member of the Company’s Board of Directors and a beneficial owner of the Company’s capital stock.

Currently, the Company intends to finance the $5.0 million financial obligations contemplated by the Asset Purchase Agreement through Cytovia on a basis that is on terms that are acceptable to the Company’s board of directors and without recourse to the Company. The Standby Financer will support the financial obligations of the Company to pay the fixed consideration installments, in the aggregate amount of $5.0 million, due under and in accordance with the terms of the Asset Purchase Agreement. In the event that Cytovia has not obtained funding on terms reasonably acceptable to the Company (including, without limitation, that such funding be on a basis that is without recourse to the Company), then, pursuant to the terms of the Standby Financing Agreement, at or prior to each installment date, the Standby Financer shall lend the Company or Cytovia (as determined in the discretion of the Company’s Board of Directors) an amount in immediately available funds equal to the fixed consideration installment payment then due and payable under the Asset Purchase Agreement (the “Standby Commitment”). The loan made by the Standby Financer in respect of such fixed payment shall be evidenced by a promissory note in an aggregate principal amount equal to the amount of funds lent by the Standby Financer. The Standby Commitment shall expire on the earliest of (a) satisfaction in full by the Standby Financer of his obligations under the Standby Financing Agreement, (b) Cytovia having obtained funding on terms reasonably acceptable to the Company and (c) the Company having been fully discharged of and released from all liability of all of its obligations under the Asset Purchase Agreement.

The acquisition is being treated as an asset acquisition in accordance with ASC 805 Business Combinations. The Company recorded the purchase price for the underlying patents as intangible assets and recorded a liability for the present value of the amounts due under the agreement. Attorney’s fees of $0.1 million were capitalized and recorded as intangible assets.  As of June 30, 2017, the present value of future payments is $4.2 million using a discount rate of 15% based on the Company’s current borrowing rate. As of June 30, 2017, the amount due to Meda on a present value, current and long term is $2.6 million and $1.6 million, respectively. The Company recorded $4.3 million as intangible assets related to the Ceplene patents. The contingent payments payable upon the achievement of milestones in year 4 and year 5 will be recorded when the contingency is paid or becomes payable which would be upon the achievement of the milestones.

NOTE 14. SUBSEQUENT EVENTS

Debt Assignment and Exchange

On July 7, 2017 (the “Closing Date”) the Company, Hercules and an investor (the “Investor”) entered into an Assignment Agreement (the “Assignment Agreement”) whereby Hercules assigned to the Investor the existing amount outstanding under the Loan and Security Agreement between the Company and Hercules dated as of July 29, 2015 (the “Loan Agreement”), as further evidenced by a Secured Term Promissory Note that was issued by the Company to Hercules on July 29, 2015 (the “2015 Note”): the 2015 Note and the Loan Agreement together, (the “Securities”).

Also on the Closing Date, the Company and the Investor entered into an Exchange Agreement (the “Exchange Agreement”) whereby the Company issued to the Investor a senior secured convertible promissory note with a principal amount of $2,974,159 (the “Exchange Note”) in exchange for the Securities.

The Exchange Note is convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $2.95 (the “Fixed Conversion Price”), subject to adjustment as provided in the Exchange Note, but in no event to a conversion price lower than $1.00 per share and subject to a total beneficial ownership limitation of 4.99% of the Company’s issued and outstanding common stock. The Exchange Note has a maturity date (the “Maturity Date”) that is one year from the Closing Date. The Maturity Date may be accelerated, at the option of the holder, upon the occurrence of an Event of Default (as defined in the Exchange Note).

The Exchange Note is repayable by the Company through equal monthly amortization payments during the term of the Exchange Note, in cash or in shares of common stock at the Amortization Conversion Price (as defined in the Exchange Note) at the option of the Company. The holder has the option to accelerate each amortization payment in up to three separate payments and demand such payments in shares of the Company’s common stock. All payments in shares of common stock are subject to the Company complying with the Equity Conditions (as defined in the Exchange Note). The Company may prepay the Exchange Note at any time (upon 10 days’ notice) in cash at 115% of principal amount and accrued interest.

Additionally, so long as the Exchange Note remains outstanding or the holder holds any Conversion Shares (as defined in the Exchange Note), the Company shall not enter into any financing transaction pursuant to which the Company sells its securities at a price lower than $1.00 per share without the written consent of the holder. Through August 9, 2017, a total of 448,534 shares have been issued for payment of an aggregate of $0.8 million of principal and $0.1 million of interest.

In July 2017, EMA assigned the April 2017 Convertible Notes to MEF I, LP.

Pint Licensing Agreement

On July 10, 2017, Cytovia entered into an exclusive licensing agreement (the “Licensing Agreement”) with Pint Pharma International S.A. ("Pint"), a specialty pharmaceutical company focused on Latin America and other markets, for the marketing, commercialization and distribution of Ceplene throughout Latin America (the “Territory”, defined as Argentina, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, French Guiana, British Guiana, Suriname, Guatemala, Haiti, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela) through Pint and one or more of its affiliates. Pursuant to the Licensing Agreement, Pint will also pay Cytovia (i) 35% of net sales in the territory (ii) a milestone payment of $0.5 million when net sales of Ceplene in the Territory first reach $10.0 million in any calendar year and (iii) a milestone payment of $1.25 million when net sales of Ceplene in the Territory first reach $25.0 million in any calendar year. Cytovia further granted Pint and its affiliates certain sub-licensing rights to Ceplene, and a right of first refusal on any new products of Cytovia within the Territory during the term of the Licensing Agreement.

With regard to any regulatory approvals and filings related to the commercialization of Ceplene within the Territory, Pint shall be the applicant, holder of such regulatory approvals and will be responsible for the content of such regulatory submissions, as well as all costs and expenses related to, among other items delineated in the Licensing Agreement, the fees, filings, compliance, registration and maintenance of such required regulatory approval matters. Cytovia shall be responsible for providing (or if in the control of a third party, to ensure such third party provides) all appropriate documentation, samples and other information in support of Pint in connection with its regulatory submissions, compliance and maintenance matters in the Territory concerning the Ceplene products.

Additionally, in connection with the Licensing Agreement, the parties thereto agreed that Pint Gmbh, an affiliate of Pint, will separately enter into an investment agreement upon satisfaction of the condition that the commercialization of the Ceplene and the Combination Therapy has been met (defined to mean when Ceplene is commercialized by Pint together with a new product in Territory), pursuant to which and subject to the terms of such investment agreement when entered, Pint Gmbh will make to an investment of $4.0 million at series A valuation into Cytovia in exchange for an equity interest in Cytovia. Upon completion of the $4.0 million initial investment by Pint, Pint shall have the right to appoint one director to the Board of Cytovia.

Carmelit Financing

On July 17, 2017, the Company entered into an agreement in principle with Carmelit 9 Nehassim Ltd (“Carmelit”) for the sale of up to $300,000 in original issue discount convertible debentures which are convertible into shares of the Company’s common stock upon shareholder approval. The debentures are convertible into an aggregate of 101,695 shares of the Company's common stock based upon a conversion price of $2.95 per share, which conversion price is subject to adjustment. Notwithstanding the foregoing, in no event shall the conversion price fall below $1.00 per share. The debentures are due and payable upon the earlier of (a) January 17, 2018 and (b) the closing by the Company of one or more subsequent financings with gross proceeds to the Company equal to at least $5,000,000 in the aggregate. The holder of the debentures has the option to extend the maturity date of the debentures through October 17, 2018. In addition, pursuant to the terms of a proposed securities purchase agreement, Carmelit will also receive up to 75,000 shares of the Company’s common stock. The closing of the transaction and issuance of the debentures and the shares is subject to, among other things, approval by shareholders of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on May 17, 2017. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward-looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further clinical trials. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, and those updated Risk Factors set forth in this Quarterly Report on Form 10-Q, for the period ended June 30, 2017.

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (collectively, “Immune” or the “Company”) is a clinical stage biopharmaceutical company specializing in the development of novel targeted therapeutic agents in the fields of immuno-inflammation, dermatology and immuno-oncology. The Company’s lead product candidate is bertilimumab, a clinical-stage, first-in-class, fully human antibody, which targets eotaxin-1, a key regulator of immuno-inflammation. The Company is developing bertilimumab for bullous pemphigoid (“BP”) an orphan auto-immune skin blistering disease, and ulcerative colitis (“UC”) a disease that causes inflammation and ulcers in the lining of the large intestine. We filed an orphan drug application with the Office of Orphan Products Development of the FDA to obtain Orphan Drug Designation for bertilimumab in BP on February 24, 2017.

The Company’s asset portfolio includes NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis, AmiKet, a prescription topical analgesic cream that has completed Phase II clinical trials, and LidoPain. The Company’s immuno-oncology pipeline includes Ceplene, which is effective for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) in combination with interleukin-2 and Azixa and crolibulin, two clinical-stage, vascular disrupting agents (“VDA”), which have demonstrated encouraging preliminary proof of concept study results. In addition, the Company has two immuno-oncology platform assets, consisting of a bispecific antibody platform and a nanotechnology combination platform, referred to as “NanomAbs”.

The Company’s current product portfolio is summarized below:

Product(s)/ Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights

IMMUNO-INFLAMMATION and DERMATOLOGY
Bertilimumab	Bullous Pemphigoid IBD (ulcerative colitis)	Phase II Phase II	Immune Immune
NanoCyclo (cyclosporin-A)	Atopic Dermatitis, Psoriasis	Preclinical	Immune

IMMUNO-ONCOLOGY
Ceplene/IL-2	Acute Myeloid Leukemia	Phase III (US) Approved (EU)	Immune (Americas, Israel) Meda AB (EU, RoW)
Crolibulin	Solid Tumors	Phase II	Immune
Azixa	Glioblastoma multiforme	Phase II	Immune
NanomAbs	Solid Tumors	Preclinical	Immune
Bispecific Antibodies	Oncology	Preclinical	Immune

PAIN
AmiKet	Neuropathic Pain	Phase II	Immune
LidoPain	Pain	Phase II	Immune

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

The Company intends to segregate its oncology business into its subsidiary, Cytovia, Inc. (“Cytovia”) and pursue a possible spin-off of Cytovia into a separate, stand-alone company. Cytovia will focus on the development and commercialization of novel immuno-oncology and hematology therapeutics, led by Ceplene, Azixa, crolibulin and the Company’s bispecific antibody platform. Additionally, Cytovia may seek to acquire commercial stage drugs in the field of immuno-oncology. The spin-off is expected to create two independent publicly-traded companies with distinct strategic plans, leadership, growth strategies, and operational and development priorities.

Recent Developments

Acquisition of Ceplene Rights

On June 15, 2017, the Company entered into an Asset Purchase Agreement with Meda Pharma Sarl, a Mylan NV company to repurchase assets relating to Ceplene, including the right to commercialize Ceplene in Europe and to register and commercialize Ceplene in certain other countries (the “Asset Purchase Agreement”). Immune sold certain of these Ceplene-related assets to Meda in 2012. Cytovia intends to build upon Meda’s Ceplene commercialization efforts in Europe, Asia and Latin America and to pursue continued development of Ceplene towards potential regulatory approval in the United States.

In addition, on June 15, 2017, substantially contemporaneous with the entry into the Asset Purchase Agreement, the Company entered into a Standby Financing Agreement (the “Standby Financing Agreement”) with Daniel Kazado (the “Standby Financer”) a member of the Company’s Board of Directors and a beneficial owner of the Company’s capital stock. Currently, the Company intends to finance the $5.0 million financial obligations contemplated by the Asset Purchase Agreement through Cytovia on a basis that is on terms that are acceptable to the Company’s board of directors and without recourse to the Company. The Standby Financer will support the financial obligations of the Company to pay the fixed consideration installments, in the aggregate amount of $5,000,000, due under and in accordance with the terms of the Asset Purchase Agreement. In the event that Cytovia has not obtained funding on terms reasonably acceptable to the Company (including, without limitation, that such funding be on a basis that is without recourse to the Company), then, pursuant to the terms of the Standby Financing Agreement, at or prior to each installment date, the Standby Financer shall lend the Company or Cytovia (as determined in the discretion of the Company’s Board of Directors) an amount in immediately available funds equal to the fixed consideration installment payment then due and payable under the Asset Purchase Agreement (the “Standby Commitment”). The loan made by the Standby Financer in respect of such fixed payment shall be evidenced by a promissory note in an aggregate principal amount equal to the amount of funds lent by the Standby Financer. The Standby Commitment shall expire on the earliest of (a) satisfaction in full by the Standby Financer of his obligations under the Standby Financing Agreement, (b) Cytovia having obtained funding on terms reasonably acceptable to the Company and (c) the Company having been fully discharged of and released from all liability of all of its obligations under the Asset Purchase Agreement.

Debt Assignment and Exchange

On July 7, 2017 (the “Closing Date”) the Company, Hercules and an investor (the “Investor”) entered into an Assignment Agreement (the “Assignment Agreement”) whereby Hercules assigned to the Investor the existing amount outstanding under the Loan and Security Agreement between the Borrower and Hercules dated as of July 29, 2015 (the “Loan Agreement”), as further evidenced by a Secured Term Promissory Note that was issued by Borrower to Hercules on July 29, 2015 (the “2015 Note”): the 2015 Note and the Loan Agreement together, (the “Securities”).

Also on the Closing Date, the Company and the Investor entered into an Exchange Agreement (the “Exchange Agreement”) whereby the Company issued to the Investor a senior secured convertible promissory note with a principal amount of $2,974,159 (the “Exchange Note”) in exchange for the Securities.

The Exchange Note is convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $2.95 (the “Fixed Conversion Price”), subject to adjustment as provided in the Exchange Note, but in no event to a conversion price lower than $1.00 per share and subject to a total beneficial ownership limitation of 4.99% of the Company’s issued and outstanding common stock. The Exchange Note has a maturity date (the “Maturity Date”) that is one year from the Closing Date. The Maturity Date may be accelerated, at the option of the holder, upon the occurrence of an Event of Default (as defined in the Exchange Note).

The Exchange Note is repayable by the Company through equal monthly amortization payments during the term of the Exchange Note, in cash or in shares of common stock at the Amortization Conversion Price (as defined in the Exchange Note) at the option of the Company. The holder has the option to accelerate each amortization payment in up to three separate payments and demand such payments in shares of the Company’s common stock. All payments in shares of common stock are subject to the Company complying with the Equity Conditions (as defined in the Exchange Note). The Company may prepay the Exchange Note at any time (upon 10 days’ notice) in cash at 115% of principal amount and accrued interest.

Additionally, so long as the Exchange Note remains outstanding or the holder holds any Conversion Shares (as defined in the Exchange Note), the Company shall not enter into any financing transaction pursuant to which the Company sells its securities at a price lower than $1.00 per share without the written consent of the holder.

In July 2017, EMA assigned the April 2017 Convertible Notes to MEF I, LP.

Pint Licensing Agreement

On July 10, 2017, Cytovia entered into an exclusive licensing agreement (the “Licensing Agreement”) with Pint Pharma International S.A. ("Pint"), a specialty pharmaceutical company focused on Latin America and other markets, for the marketing, commercialization and distribution of Ceplene throughout Latin America (the “Territory”, as more fully defined in the Licensing Agreement) through Pint and one or more of its affiliates. Pursuant to the Licensing Agreement, Pint will also pay Cytovia (i) 35% of net sales in the territory (ii) a milestone payment of $0.5 million when net sales of Ceplene in the Territory first reach $10.0 million in any calendar year and (iii) a milestone payment of $1.25 million when net sales of Ceplene in the Territory first reach $25.0 million in any calendar year. Cytovia further granted Pint and its affiliates certain sublicensing rights to Ceplene, and a right of first refusal on any new products of Cytovia within the Territory during the term of the Licensing Agreement.

With regard to any regulatory approvals and filings related to the commercialization of Ceplene within the Territory, Pint shall be the applicant, holder of such regulatory approvals and will be responsible for the content of such regulatory submissions, as well as all costs and expenses related to, among other items delineated in the Licensing Agreement, the fees, filings, compliance, registration and maintenance of such required regulatory approval matters. Cytovia shall be responsible for providing (or if in the control of a third party, to ensure such third party provides) all appropriate documentation, samples and other information in support of Pint in connection with its regulatory submissions, compliance and maintenance matters in the Territory concerning the Ceplene products.

Additionally, in connection with the Licensing Agreement, the parties thereto agreed that Pint Gmbh, an affiliate of Pint, will separately enter into an investment agreement, pursuant to which Pint Gmbh will make to an investment of $4.0 million in a series A valuation into Cytovia in exchange for an equity interest in Cytovia. Dr. Massimo Radaelli, Executive Chairman of Pint, will also join the board of Cytovia upon completion of the investment and an effective spin off of Cytovia from the Company, if and as consummated.

Appointment of Chief Medical Officer and Chief Operating Officer

On August 14, 2017, Tony Fiorino, MD, PhD joined the Company to the joint position of Chief Medical Officer and Chief Operating Officer. Dr. Fiorino will be responsible for all research and development and clinical and manufacturing activities for the Company’s core pipeline assets, bertilimumab and nano-cyclosporin.

Our Business

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues

The Company recorded no revenue for the three months ended June 30, 2017 and 2016. The Company is in the early stages of development of its product candidates, and it has not completed the development of bertilimumab or other drug candidates. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense ($ in thousands)

	Three months ended June 30,
	2017	2016	Change

Research and development	$1,417	$1,945	$(528)

Research and development (“R&D”) expenses decreased by $0.5 million or 27%, driven by a reduction in expenses of $0.6 million related to the Company’s clinical trials of bertilimumab as a result of uncertain cash inflows experienced during the quarter plus a reduction of stock based compensation expense of $0.2 million, as the fair value of options and warrants granted during the second quarter of 2017 was lower compared to the fair value of options and warrants granted during the second quarter of 2016. This was offset by an increase of $0.2 million due the write-off of lab equipment in the second quarter of 2017 plus an increase of $0.1 million for a license agreement to further develop the company’s bispecific antibody platform.

General and administrative expense ($ in thousands)

	Three months ended June 30,
	2017	2016	Change

General and administrative	$1,367	$923	$444

General and administrative (“G&A”) expenses increased by $0.4 million or 48% due to an increase in audit and accounting services of $0.2 million in the second quarter of 2017 for work performed on the 2016 annual report, an increase in legal and consulting fees of $0.3 million and an increase in stock based compensation expense of $0.1 million.

Non-operating expense ($ in thousands)

	Three months ended June 30,
	2017	2016	Change

Non-operating expense	$2,152	$707	$1,445

Non-operating expense was $2.2 million during the three months ended June 30, 2017 compared with $0.7 million during the three months ended June 30, 2016. Non-operating expense for the three months ended June 30, 2017 consisted of amortization of original issue discount of $0.4 million and liquidated damages of $1.0 million on the May 2017 Convertible Notes, interest expense of $0.6 million relating to the April 2017 convertible note and interest expense of $0.1 million and $0.1 million of amortization of original issue discount and early termination fee on the Loan Agreement with Hercules.

Non-operating expense for the three months ended June 30, 2016 consisted of interest expense of $0.3 million primarily relating to cash interest expense and amortization of the debt issuance costs on the Loan Agreement with Hercules. In addition, non-operating expense included a $0.4 million loss on the change in fair value of derivative liability instrument. The loss on the change in fair value of derivative liability instrument of $0.4 million for the three months ended June 30, 2016 was related to the derivative liability associated with the Company’s Series D Preferred Stock.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues

The Company recorded no revenue for the six months ended June 30, 2017 and 2016.

Research and development expense ($ in thousands)

	Six months ended June 30,
	2017	2016	Change

Research and development	$2,445	$3,956	$(1,511)

Research and development expenses decreased by $1.5 million or 38%, driven by lower licensing fee expense of $0.5 related to the license agreement with BioNanoSim Ltd in 2016, a reduction in expenses of $1.3 million related to the Company’s clinical trials of bertilimumab as a result of uncertain cash inflows experienced during the six months ended June 30, 2017 and a decrease in stock based compensation expense of $0.2 million. This was partially offset by an increase of $0.2 million due the write-off of lab equipment in the second quarter of 2017, an increase in consulting related to NanoCyclo and Ceplene rights and an increase of $0.1 million for a license agreement to further develop the company’s bispecific antibody platform.

General and administrative expense ($ in thousands)

	Six months ended June 30,
	2017	2016	Change

General and administrative	$3,034	$3,336	$(302)

General and administrative expenses decreased by $0.3 million or 9% due a decrease in stock based compensation expense of $0.5 million, as the fair value of options and warrants granted during the six months ended June 30, 2017 was lower in 2017 as compared to the comparable period in 2016 as there were more option grants for the six months ended June 30, 2016 than the six months ended June 30, 2017. This was offset by an increase in audit and accounting services of $0.1 million in the second quarter of 2017 for services performed for the 2016 Form 10-K and an increase in legal fees of $0.3 million.

Non-operating expense ($ in thousands)

	Six months ended June 30,
	2017	2016	Change

Non-operating expense	$3,210	$1,415	$1,795

Non-operating expense was $3.2 million during the six months ended June 30, 2017 compared with $1.4 million during the six months ended June 30, 2016. Non-operating expense for the six months ended June 30, 2017 consisted of amortization of original issue discount of $0.4 million and potential liquidated damages of $1.0 million for the May 2017 Convertible Notes, interest expense of $0.6 million relating to the April 2017 Convertible Notes, interest expense of $0.2 million and $0.3 million of amortization of original issue discount and early termination fee on the Loan Agreement with Hercules. In addition, non-operating expense included $0.4 million in liquidated damages and $0.3 million in redemption premium recorded on the November 2016 convertible notes, as well as the write-off of $0.1 million related to original issue discount, debt discount and debt issuance costs on the November 2016 convertible notes as it was fully paid off during the quarter ended March 31, 2017.

Non-operating expense for the six months ended June 30, 2016 consisted of interest expense of $0.7 million primarily relating to cash interest expense, amortization of the debt issuance costs and early termination fees on the Loan Agreement with Hercules. In addition, non-operating expense included a $0.7 million loss on the change in fair value of derivative liability instrument associated with the Company’s Series D Preferred Stock.

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as at June 30, 2017 and December 31, 2016 ($ in thousands):

	As of	As of
	June 30,	December 31,
	2017	2016	Change

Cash	$22	$271	$(249)
Working capital deficit	$(14,165)	$(8,521)	$5,644
Notes and loans payable, current portion	$(7,381)	$(2,739)	$4,642

At June 30, 2017, the Company had a working capital deficit of approximately $14.2 million. Accumulated deficit amounted to $104.3 million and $95.6 million at June 30, 2017 and December 31, 2016, respectively. Net loss for the three and six months ended June 30, 2017 was $4.9 million and $8.7 million, respectively. Net loss for the three and six months ended June 30, 2016 was $3.7 million and $8.8 million, respectively. Net cash used in operating activities was $4.5 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of June 30, 2017, the Company had approximately $22,000 in cash.

The Company has funded its operations primarily through the sale of equity and/or debt securities, including the sale of common stock, convertible notes, preferred stock and warrants. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company may not identify commercial partners to support development of its drug candidates; (iii) the Company will require additional financing for the remainder of fiscal 2017 to continue at its expected level of operations; (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its R&D programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2017 or that it will identify commercial partners to support development of its drug candidates. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will generate positive cash flow.

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

Future capital requirements will also depend on the extent to which the Company acquires or invests in additional complementary businesses, products and technologies. The Company’s strategy to fund its operations includes raising additional capital through debt or equity financings, or both, and monetizing its assets through partnerships or joint ventures.

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below ($ in thousands):

	Six months ended June 30,
	2017	2016	Change
Net cash used in operating activities	$(4,453)	$(5,915)	$1,462
Net cash provided by (used in) investing activities	$37	$(64)	$101
Net cash provided by financing activities	$4,167	$1,842	$2,325

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $4.5 million compared with net cash used in operating activities of $5.9 million for the six months ended June 30, 2016. The net cash used in operating activities during the six months ended June 30, 2017, exclusive of changes in operating assets and liabilities, was $5.5 million; including the net loss of $8.7 million, non-cash stock based compensation expense of $0.2 million, depreciation and amortization, including debt discount and debt issuance costs of $1.1 million and liquidated damages of $1.0 million. Changes in other assets and liabilities in the six months ended June 30, 2017 was $1.1 million primarily due to a $0.9 million increase in accounts payable and an increase in other current assets and other assets of $0.3 million, which was offset by a corresponding decrease in accrued liabilities of $0.1 million.

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

Investing Activities

During the six months ended June 30, 2017, the Company’s net cash provided by investing activities amounted to $37,000 primarily related to a decrease in restricted cash of $59,000, which was offset by $22,000 in purchases of computer software.

During the six months ended June 30, 2016, the Company’s net cash used in investing activities amounted to $64,000 primarily related to the acquisition of office equipment of $52,000 and an increase in restricted cash of $12,000.

Financing Activities

During the six months ended June 30, 2017, the Company’s net cash provided by financing activities was $4.2 million. This was comprised of proceeds from the Equity Line financings of $5.4 million, proceeds from the May 2017 Convertible Notes of $1.6 million, proceeds from the April 2017 Convertible Notes of $0.4 million and proceeds of $0.2 million related to the amendment of certain securities purchase agreements. This was partially offset by the repayment of $1.4 million related to the November 2016 convertible notes, $0.9 million repayment of the Loan Agreement with Hercules, repayment of April 2017 Convertible Notes of $0.1 million, $1.0 million payment of commitment fees, and $0.1 million in financing fees paid related to the Equity Line financings.

For the six months ended June 30, 2016, net cash provided by financing activities was $1.8 million primarily driven by the receipt of $1.9 million from the issuance of the Company's common stock related to the Capital Access Agreements and the receipt of cash from share purchase agreements entered into during the second quarter of 2016. In addition, the Company received $0.4 million in loans from related parties. This was partially offset by the payment of $0.4 million in principal payments related to the Loan Agreement with Hercules.

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting developments.

Off-Balance Sheet Arrangement

As of June 30, 2017, the Company had no off-balance sheet arrangements. Immune has no guarantees or obligations other than those, which arise out of the Company’s ordinary business operations.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of the Company’s significant accounting policies is contained in the notes to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies during the three and six months ended June 30, 2017 other than those pronouncements noted below.

In July 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. During the three months ended June 30, 2017, the Company early adopted ASU 2017-11. The impact of this adoption is that the down-round provisions within our warrants issued with the April 2017 Convertible Notes qualify for a scope exception from derivative accounting and were recorded in equity. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of retained earnings in the fiscal year and interim period of adoption. The Company did not have any other outstanding instruments with down round provisions and therefore no cumulative-effect adjustment was made to retained earnings.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance will be effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). During the three months ended June 30, 2017, the Company early adopted ASU 2017-01 (see Note 13).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide information required by this item because we are a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Interim Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Interim Chief Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting: lack of sufficient entity level controls, lack of segregation of duties due to lack of sufficient accounting and finance personnel, accounting for complex financial transactions and lack of a sufficient technology infrastructure to support the financial reporting function. Management has begun implementing remedial measures, including leveraging the financial reporting expertise of the Company’s interim Chief Executive Officer. Remediation efforts will continue through the next several financial close cycles until such time as the Company’s management is able to conclude that its remediation efforts are effective.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of the Company’s management, including its interim Chief Executive Officer and Principal Financial Officer, of any change to its internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The evaluation did not identify significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II. Other Information

Item 1. Legal Proceedings.

See Note 11(c) – “Commitments and Contingencies”, of the Notes to Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of the Company’s lawsuits and other disputes.

The Company is not involved in any legal proceedings which management believes may have a material adverse effect on our business, financial condition, operations, cash flows, or prospects. The Company from time to time receives threats of litigation and/or is involved in legal proceedings in the ordinary course of our business, which can include, but are not limited to employment claims, product claim, patent infringement, securities matters, shareholder demands, and other matters in which companies such as us may be involved. The Company does not believe that any of these claims and proceedings against us as they arise are likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than set forth below.

We have limited liquidity and, as a result, we may not be able to meet our obligations under existing debt agreements.

Since our inception in July 2010, we have incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. For the fiscal year ended December 31, 2016, we incurred net losses of $32.7 million and a total accumulated deficit of $95.6 million. The Company’s net loss was $4.9 million and $8.7 million for three and six months ended June 30, 2017, and its accumulated deficit was $104.3 million. The Company’s cash used in operations was $4.5 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively. To date, we have financed our operations primarily through private placements of common stock and preferred stock, public offering, convertible debt securities and borrowings under secured loans. Our revenue to date has consisted of royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing bertilimumab, our Phase II drug for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of bertilimumab, NanomAbs or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue the research and development of our product candidates.

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

At December 31, 2016, we had a working capital deficit of $8.5 million. Our accumulated deficit amounted to $95.6 million and $63.0 million at December 31, 2016 and December 2015, respectively. Our net loss for the years ended December 31, 2016 and 2015 was $32.7 million and $17.2 million, respectively. Net cash used in operating activities for both the years ended December 31, 2016 and 2015 was $12.3 million and $13.9 million, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt financings. As of December 31, 2016, we had cash of $0.3 million. As of June 30, 2017, the Company had a working capital deficit of $14.2 million and its accumulated deficit was $104.3 million. The Company’s net loss was $8.7 million and $8.8 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s cash used in operations was $4.5 million and $5.9 million for the three months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had approximately $22,000 in cash. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to cease or curtail our development activities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on existing stockholders.

The terms of our loan and security agreement place restrictions on our operating and financial flexibility. If we raise additional capital through this facility, the terms of any new debt could further restrict our ability to operate our business.

As of August 17, 2017, the outstanding principal balance of our loan and security agreement with MEF I, LP (assigned by Hercules Capital, Inc.) was $2.3 million. The loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making certain investments, incurring liens and selling certain assets in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

On January 4, 2017, the Company received a letter from the NASDAQ Listing Qualifications Staff (the “Staff”) stating that the Staff has determined to delist the Company’s securities from the NASDAQ because the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing set forth in the NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), unless the Company timely requests a hearing before the NASDAQ’s Hearings Panel (the “Panel”) by January 11, 2017. On March 13, 2017 the Company, announced that following a hearing on March 9, 2017, where the Company presented its plan to regain compliance including ongoing business events, the Nasdaq Hearings Panel (the "Panel") granted the Company's request for additional time to comply with Nasdaq listing requirements, subject to the following: (i) on or before April 14, 2017, the Company must inform the Panel that it has effected a split in a ratio sufficient to cure the deficiency and (ii) on or before May 1, 2017, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. On April 13, 2017, the Company effected a 1-for-20 reverse stock split under a new CUSIP number 45254C200.  On May 24, 2017, the Company received written confirmation from Nasdaq that it has regained compliance with Rule 5550(a)(2). All share and per share amounts in this registration statement have been reflected on a post-split basis.

Also, as previously reported by the Company on April 24, 2017, and as noted in the above-referenced May 24th notification letter issued by Nasdaq’s Hearing Panel, the Company was further notified of additional deficiencies on April 18, 2017 and May 23, 2017, due to its failure to timely file its Form 10-K for the year ended December 31, 2016 and its Form 10-Q for the period ended March 31, 2017. On May 10, 2017, the Company provided a submission to the Panel explaining the reason for the late filings and asking that the Panel extend its listing through June 15, 2017. The Panel delayed a decision on that issue until after May 17, 2017, the date by which the Company represented it would file its delinquent Form 10-K. The Company did file the delinquent annual report on May 17, 2017, as acknowledged by the Panel, and informed the Panel shortly thereafter that it was on target to file the late Form 10-Q and regain compliance with the filing rule by June 15, 2017. The Company filed its delinquent First Quarter Report on Form 10-Q on June 14, 2017. Accordingly, the Panel has confirmed by letter, dated June 15, 2017, that the Company had regained compliance with Nasdaq’s Listing Rule 5250(c)(1) and is in compliance with other applicable requirements as set forth in the decision and required for listing on The Nasdaq Stock Market, and Nasdaq has closed this matter, and determined to continue the listing of the Company’s securities.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for purchasers of our shareholders.

Our stock price is often volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

A significant number of shares of our common stock are issuable pursuant to outstanding notes, options and warrants, and we expect to issue additional shares of common stock in the future. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.

As of August 17, 2017, there were 10,575,476 shares of common stock outstanding, with 490,541 shares of common stock issuable upon exercise of outstanding options as of June 30, 2017 under our Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”); 715,413 shares of common stock issuable upon the exercise of warrants outstanding as of June 30, 2017, 305,000 shares potentially issuable upon the conversion of the April 2017 convertible notes and 2,344,354 shares potentially issuable upon conversion of the May 2017 convertible notes. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2015 Plan. The issuance of additional shares of common stock, convertible securities or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants, convertible securities or options will have a dilutive impact on other shareholders and could have a material negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 13 – “Subsequent Events”, of the Notes to Unaudited Condensed Consolidated Financial Statements for detailed information regarding a Securities Purchase Agreement and Private Placement Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment to Articles of Incorporation, dated April 12, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2017).**

10.1	Securities Purchase Agreement, dated as of April 10, 2017, by and between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).**

10.2	Convertible Note, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).**

10.3	Registration Rights Agreement, dated as of April 10, 2017, by and between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).**

10.4	Common Stock Purchase Warrant dated as of April 10, 2017, by and between the Company and EMA Financial, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K with the SEC on April 19, 2017).**

10.5	Separation Agreement, dated April 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on April 27, 2017).**

10.6	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2017).**

10.7	Form of Convertible Debenture (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 15, 2017).**

10.8	Letter Agreement between Elliot Maza and Immune Pharmaceuticals Inc., dated May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 16, 2017).**

10.9	Asset Purchase Agreement, dated as of June 15, 2017, by and between Meda Pharma SARL and Immune Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2017).**

10.10	Standby Financing Agreement, dated as of June 15, 2017, by and between Immune Pharmaceuticals, Inc. and Daniel Kazado (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2017).**

10.11	Assignment Agreement, dated July 7, 2017, by and among Immune Pharmaceuticals Inc. and certain of its subsidiaries, MEF I, L.P. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017).**

10.12	Exchange Agreement, dated July 7, 2017, by and among Immune Pharmaceuticals Inc. and MEF I, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017).**

10.13	Convertible Promissory Note, dated July 7, 2017, by and among Immune Pharmaceuticals Inc. and MEF I, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017).**

10.14	Licensing Agreement, dated July 10, 2017, by and between Cytovia, Inc, a subsidiary of Immune Pharmaceuticals Inc. and Pint Pharma International S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2017).**

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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
August 21, 2017

By:	/s/ John C. Militello
John C. Militello
VP of Finance, Controller and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
August 21, 2017

