Form 10-Q
period 2017-09-30
IMMUNE PHARMACEUTICALS INC
filed 2017-11-14
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 13, 2017, 17,553,290 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	September 30,
	2017 (Unaudited)	December 31, 2016
ASSETS
Current assets
Cash	$76	$271
Restricted cash	-	59
Other current assets	348	314
Total current assets	424	644
Property and equipment, net of accumulated depreciation of $2 and $165	58	316
In-process research and development acquired	15,000	15,000
Intangible assets, net	6,707	2,806
Other assets	121	339
Total assets	$22,310	$19,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,614	$3,522
Accrued expenses	1,628	2,620
Advances from related parties	305	236
Notes and loans payable, current portion, net of debt discount	5,519	2,739
Obligations under capital lease, current portion	-	48
Total current liabilities	14,066	9,165
Notes and loans payable, net of current portion, net of debt discount	1,738	1,442
Deferred tax liability	5,933	5,933
Obligations under capital lease, net of current portion	-	52
Total liabilities	21,737	16,592
Commitments and contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; authorized 225,000,000 shares; 13,676,961 and 8,123,766 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	110,959	98,159
Accumulated deficit	(110,387)	(95,647)
Total stockholders’ equity	573	2,513
Total liabilities and stockholders’ equity	$22,310	$19,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$-	$-	-	-

Costs and expenses:
Research and development	1,229	2,338	3,674	6,294
General and administrative	1,610	1,646	4,644	4,982
Total costs and expenses	2,839	3,984	8,318	11,276
Loss from operations	(2,839)	(3,984)	(8,318)	(11,276)

Non-operating expense:
Interest expense	(1,440)	(291)	(4,637)	(1,002)
Loss on extinguishment of debt	(2,145)	-	(2,145)	-
Change in fair value of derivative instrument	95	(7,964)	95	(8,656)
Other expense, net	278	(10)	265	(22)
Total non-operating expense	(3,212)	(8,265)	(6,422)	(9,680)
Net loss before income taxes	(6,051)	(12,249)	(14,740)	(20,956)
Income tax expense	-	-	-	81
Net loss	$(6,051)	$(12,249)	(14,740)	(21,037)
Deemed dividend	-	(5,059)	-	(7,973)
Net loss attributable to common stockholders	$(6,051)	$(17,308)	(14,740)	(29,010)
Basic and diluted net loss per common share	$(0.53)	$(3.14)	(1.47)	(9.25)

Weighted average common shares outstanding – basic and diluted:	11,322,894	5,513,362	10,010,496	3,134,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2016	8,123,766	$1	$98,159	(95,647)	$2,513

Common stock issued in connection with November 2016 Equity Line	1,100,000	—	4,014	—	4,014
Common stock issued in connection with March 2017 Equity Line	496,895	—	1,600	—	1,600
Financing fees related to November 2016 and March 2017 Equity Lines	—	—	(118)	—	(118)
Commitment fees and adjustment to shares issued related to March 2017 Equity Line	(184,211)	—	(902)	—	(902)
Common stock issued to settle liabilities	3,825	—	14	—	14
Share Purchase agreements and amendments	(8,024)	—	238	—	238
Shares issued in conjunction with May 2017 Convertible Notes	421,455	—	574	—	574
Rounding shares issued in connection with Reverse Split	10,595	—	—	—	—
April 2017 Convertible Notes warrant fair value and accretion of conversion premium	—	—	460	—	460
Conversion of April 2017 Convertible Notes	310,850	—	275	—	275
Conversion of July 2017 Senior Secured Convertible Note	1,991,864	—	2,228	—	2,228
July 2017 Senior Secured Convertible Note Conversion Discount	—	—	598	—	598
Conversion of May 2017 Convertible Notes	1,409,946	—	1,864	—	1,864
May 2017 Convertible Notes Waiver			1,610	—	1,610
Share-based compensation	—	—	345	—	345
Net loss	—	—	—	(14,740)	(14,740)
Balance at September 30, 2017	13,676,961	$1	$110,959	(110,387)	$573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,740)	$(21,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	427	296
Amortization of debt discount	2,064	463
Accretion of the April 2017 convertible note conversion premium	280	—
Loss on extinguishment	2,145	—
Liquidated damages	938	—
Share-based compensation	345	1,663
Change in fair value of derivative instrument	(95)	8,656
Loss on disposal of equipment	267	—
Accretion of redemption premium on November 2016 convertible note	300	—
Changes in operating assets and liabilities:
Increase in other assets	184	151
Increase in accounts payable	3,015	1,223
Decrease in accrued expenses and advances from related parties	(347)	(751)
Net cash used in operating activities	(5,217)	(9,336)
Cash flows from investing activities:
Change in restricted cash	59	(12)
Purchase of property and equipment	(22)	(102)
Net cash provided by (used) in investing activities	37	(114)
Cash flows from financing activities:
Proceeds received from exercise of stock options	—	16
Proceeds received from November 2016 and March 2017 Equity Line financings	5,383	—
Financing fees paid on November 2016 and March 2017 Equity Line financing	(118)	—
Payment of commitment fees related to March 2017 Equity Line financing	(1,010)	—
Proceeds from amending certain securities purchase agreements	238	—
Repayment of capital lease liability	(24)	—
Repayment of November 2016 Convertible Notes	(1,350)	—
Proceeds received from sale of common stock	—	5,272
Proceeds from April 2017 Convertible Notes	440	—
Repayment of April 2017 Convertible Notes	(97)	—
Proceeds from May 2017 Convertible Notes	1,579	—
Proceeds from July 2017 Convertible Notes	245	—
Proceeds from August 2017 Convertible Notes	515	—
Proceeds from September 2017 Convertible Notes	115	—
Payment of debt issuance costs related to July 2017 Senior Secured Convertible Promissory Note	(57)	—
Advances from related parties	—	946
Payments of transaction costs related to sale of common stock	—	(202)
Repayment of senior secured term loan payable	(874)	(808)
Net cash provided by financing activities	4,985	5,224
Decrease in cash	(195)	(4,226)
Cash at beginning of period	271	4,543
Cash at end of period	$76	$317
Supplemental disclosure of cash flow information:
Cash paid for interest	$155	$327
Cash paid for income taxes	$-	$81
Supplemental disclosure of non-cash financing activities:
Common stock issued to settle liabilities	14	210
Conversion of Series D Preferred Stock to common stock and accretion of deemed dividend	—	16,881
Reclassification of Hercules warrants derivative liability to APIC	—	46
Acquisition of Ceplene Rights	4,218	—
Conversion of April 2017 Convertible Notes prepayment into May 2017 Convertible Notes	154	—
Conversion of April 2017 Convertible Notes	275	—
Conversion of May 2017 Convertible Notes	1,864	—
Conversion of July 2017 Senior Secured Convertible Notes	2,228	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

Organization and Description of Business

Immune Pharmaceuticals Inc., together with its subsidiaries (collectively, “Immune” or the “Company”), is a clinical stage biopharmaceutical company specializing in the development of novel therapeutic agents in the fields of immunology, inflammation, dermatology and oncology. The Company’s leading product candidate is bertilimumab, a clinical-stage, first-in-class, fully human antibody that targets eotaxin-1, a chemoattractant and acvtivator of eosinophils and a key regulator of inflammation, currently in phase 2 trials. The Company’s asset portfolio includes NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis, AmiKetTM, a prescription topical analgesic cream that has completed phase 2 clinical trials, and LidoPain®. The Company’s oncology pipeline includes Ceplene®, which appears to be effective for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) in combination with interleukin-2 (IL-2), as well as Azixa and crolibulin, two clinical-stage, vascular disrupting agents (“VDA”) which have demonstrated encouraging results in preliminary human proof-of-concept studies. In addition, the Company has two oncology platform assets, a bispecific antibody platform and a nanotechnology combination platform called “NanomAbs”.

The Company’s common stock trades on the Nasdaq Capital Market (“NASDAQ”) and on Nasdaq First North Premier, Stockholm (“NASDAQ Stockholm”) under the symbol IMNP. On April 12, 2017, the Company announced a reverse stock split of its shares of common stock at a ratio of 1-for-20. On April 13, 2017, the Company’s common stock began trading on Nasdaq and on NASDAQ Stockholm on a post-split basis. All share and per share amounts in this Form 10-Q have been reflected on a post-split basis (see Note 9).

In April 2017, the Company announced a corporate restructuring with the objective of prioritizing and segregating its research and development efforts on a focused set of products in inflammatory disease and dermatology and strengthening its financial position. Under this strategy, the Company intends to focus its business on inflammation in general, and immuno-dermatology in particular, by developing its core asset, bertilimumab, and by developing topical nano-cyclosporine for the treatment of atopic dermatitis and moderate psoriasis. The Company will continue to consider the optimal path forward for its pain programs, AmiKet and LidoPain.

The trademarks Ceplene, AmiKet and LidoPain are Trademarks and/or Registered Trademarks of Immune Pharmaceuticals Inc., its subsidiaries, and/or affiliates in the United States and/or other countries. All other company or product names appearing in this quarterly report on Form 10-Q are the trademarks or registered trademarks of their respective holders. All rights not expressly granted are reserved.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern.  The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company may not have sufficient cash to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue as a “going concern” in spite of insufficient cash available as of the date of this filing to fund the anticipated level of operations for at least the next 12 months is dependent on the Company’s ability to raise capital and monetize assets through sale or licensing of drug candidates under development. If the Company fails to raise additional capital or obtain substantial cash inflows from potential partners within the next few months, it may be forced to curtail or cease operations. The Company cannot provide any assurance that financing will be available in a timely manner, on favorable terms or at all.

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

The Company has generated losses from operations since inception and it anticipates that it will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2017, the Company had negative working capital of approximately $13.6 million and its accumulated deficit was $110.4 million. The Company’s net loss was $6.1 million and $12.2 million for the three months ended September 30, 2017 and 2016, respectively. The Company’s net loss was $14.7 million and $21.0 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s cash used in operations was $5.2 million and $9.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company had approximately $76,000 in cash. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

As described in Note 15 below, on October 23, 2017, the Company announced the closing of its previously announced public offering of units for gross proceeds of $18.0 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Immune and its subsidiaries: Immune Pharmaceuticals Ltd. (“Immune Ltd.”), Immune Pharmaceuticals USA Corp., Maxim Pharmaceuticals, Inc., Cytovia, Inc. (“Cytovia”) and Immune Oncology Pharmaceuticals Inc. All material inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2016 filed on May 17, 2017. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's condensed consolidated financial position as of September 30, 2017, and the results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016.

Use of Estimates

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported periods. Significant estimates include evaluation of long lived assets (including intangible assets and In-Process R&D [“IPR&D”], amortization of intangible assets, fair value of stock based compensation, fair value of warrants and valuation of uncertain tax position. Actual results could differ from those estimates.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance will be effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). During the three months ended June 30, 2017, the Company early adopted ASU 2017-01. ASU 2017-01 introduces a “screen” to assist entities in determining when a set should not be considered a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. The ASU includes practical guidance on what to include in gross assets and what constitutes a single identifiable asset or a group of similar identifiable assets in the context of applying the screen. In accounting for the acquisition of the Ceplene rights, the Company considered the purchase of the Ceplene patents a group of similar identifiable assets which did not meet the definition of a business in accordance with ASU 2017-01 (see Note 13).

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

The financial instruments recorded in the Company’s condensed consolidated balance sheets consist primarily of cash, restricted cash, debt and accounts payable. The carrying amounts of the Company’s cash, restricted cash, current portion of debt and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s long-term debt approximates its fair value of approximately $1.7 million has been discounted using the Company’s borrowing rate relates to the long-term portion of the Ceplene note payable was recorded at its present value (see Notes 5, 7 and 13).  The Company had no other financial liabilities or assets that were measured at fair value as of September 30, 2017.

NOTE 5. INTANGIBLE ASSETS

The Company’s intangible assets consist of licenses and patents relating to the Company’s bertilimumab, NanomAbs and AMB8LK technologies and were determined by management to have useful lives ranging between seven and fifteen years. The Company is amortizing these intangible assets on a straight-line basis.

On June 15, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Meda Pharma SARL, a Mylan N.V. company (“Meda”) to repurchase assets relating to Ceplene (histamine dihydrochloride) including the right to commercialize Ceplene in Europe and to register and commercialize Ceplene in certain other countries, for a fixed consideration of $5.0 million payable in installments over a three-year period. The acquisition is being treated as an asset acquisition in accordance with ASC 805 Business Combinations.

The Company recorded the purchase price for the underlying patents as intangible assets and recorded the present value of the future payments due under the Asset Purchase Agreement of $4.2 million as a corresponding liability. The present value of future payments due under the Asset Purchase Agreement is determined by using the Company’s current borrowing rate of 15% as the relevant discount rate for present value calculations. As of September 30, 2017, the amount due to Meda on a present value basis, classified as current and long term notes and loans payable is $2.6 million and $1.7 million, respectively. Attorney’s fees of $0.1 million were capitalized and recorded as intangible assets. Accordingly, the Company recorded $4.3 million in intangible assets related to the Ceplene patents (see Note 13). The estimated useful life of these intangible assets is seven years.

The value of the Company’s amortizable intangible assets as of September 30, 2017 is summarized below ($ in thousands):

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Ceplene Acquisition Intangibles	Total

Balance as of December 31, 2016	$1,586	$429	$428	$363	$-	$2,806
Additions	-	-	-	-	4,310	4,310
Amortization	(126)	(36)	(34)	(33)	(180)	(409)
Balance, September 30, 2017	$1,460	$393	$394	$330	$4,130	$6,707

Gross asset value	$2,509	$694	$700	$547	$4,310	$8,760
Accumulated Amortization	(1,048)	(300)	(307)	(218)	(180)	(2,053)
Balance, September 30, 2017	$1,461	$394	$393	$329	$4,130	$6,707

Amortization expense amounted to $0.3 million and $0.4 million for the three and nine months ended September 30, 2017, respectively. Amortization expense amounted to $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at September 30, 2017 is as follows ($ in thousands):

Period Ending December 31,	Amount
2017 (3 months)	$230
2018	921
2019	921
2020	921
2021	907
Thereafter	2,807
Total	$6,707

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following ($ in thousands):

	September 30, 2017	December 31, 2016
Salaries and employee benefits	$154	$930
Rent	-	68
Advances and Fees	-	340
Financing costs	750	616
Professional fees	224	414
License Fees	234	-
Other	266	252
Total	$1,628	$2,620

NOTE 7. NOTES AND LOANS PAYABLE

The Company is party to loan agreements as follows ($ in thousands):

	September 30,	December 31,
	2017	2016
Loan Agreement, net of original issue discount of $0 and $0.4 million, respectively (1)	$—	$2,857
July 2017 Senior Secured Convertible Promissory Note, net of original issue discount, debt issuance cost and debt discount of $0.1 million (2)	1,177	—
April 2017 Convertible Notes (3)	114	—
May 2017 Convertible Notes, net of original issue discount, debt issuance cost and debt discount of $32,000 (4) (11)	448	—
July 2017 Convertible Notes, net of original issue discount, debt issuance cost and debt discount of $153,000 (5) (11)	147	—
August 2017 Convertible Notes, net of original issue discount, debt issuance cost and debt discount of $0.3 million (6) (11)	572	—
September 2017 Convertible Notes, net of original issue discount, debt issuance cost and debt discount of $32,000 (7) (11)	118	—
Mablife Notes Payable (8)	387	387
Asset Acquisition Payable, net of discount of $0.7 million (9)	4,294	—
Convertible Notes, net of original issue discount, debt issuance cost and debt discount of $0 and $0.1 million (10)	—	937
Total notes and loans payable	$7,257	$4,181

Notes and loans payable, net of debt discount, current portion	$5,519	$2,739
Notes and loans payable, noncurrent portion	1,738	1,442
Total notes and loans payable, net of original issue discount, debt issuance cost and debt discount of $0.5 million and $0.5 million	$7,257	$4,181

Repayments under the Company’s existing debt agreements consist of the following ($ in thousands):

Period Ending September 30,	Amount
2017	$6,037
2018	16
2019	1,722
Total	$7,775

Loan Agreement (1)

On July 29, 2015, the Company and Immune Pharmaceuticals USA Corp., a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (“Loan Agreement”) pursuant to which Hercules Capital Inc. (Hercules”) agreed to lend $4.5 million to the Company. The Loan Agreement is senior in priority to all other Company indebtedness. The interest rate on the Hercules Loan is calculated at the greater of 10% or the prime rate plus 5.25%. The Company may prepay the Hercules Loan at any time, subject to certain prepayment penalties.  The Hercules Loan matures on September 1, 2018. Interest expense for the three and nine months ended September 30, 2017 was $4,000 and $0.1 million, respectively. Interest expense for the three and nine months ended September 30, 2016 was $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2017 and 2016, respectively, the Company made $0.9 million and $0.8 million in principal repayments.

The Loan Agreement includes an end of term charge of $0.5 million payable on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that Borrower prepays the outstanding secured obligations under the Loan Agreement in full, or (iii) the date that the secured obligations under the Loan Agreement become due and payable in full (as described in the Loan Agreement). The Company accrues a portion of the end of term charge for each reporting period and will accrue up to the full $0.5 million charge over the 37-month term of the Hercules Loan. For the three and nine months ended September 30, 2017, the Company had recorded a charge of approximately $36,000 and $0.1 million, respectively, in expense in its condensed consolidated statements of operations related to the Loan Agreement.  For the three and nine months ended September 30, 2016, the Company recorded a charge of approximately $0.1 million and $0.2 million in its condensed consolidated statements of operations related to the Loan Agreement.

The Company recorded $1.3 million in debt issuance costs relating to placement agent fees, legal fees, closing costs and the fair value of the placement agent warrants in its condensed consolidated balance sheets upon execution of the Loan Agreement. The Company amortizes the debt issuance costs over the term of the Loan Agreement. For the three and nine months ended September 30, 2017, the Company recorded $0 and $0.2 million, respectively, in interest expense related to the amortization of the debt issuance costs. For the three and nine months ended September 30, 2016, the Company recorded $0.1 million and $0.5 million, respectively in interest expense related to the amortization of the debt issuance costs.

On July 7, 2017, the Company, Immune Pharmaceuticals USA Corp (together with the Company, the “Borrower”), Hercules and certain subsidiaries of the Company, as guarantors entered into an Assignment Agreement (the “Assignment Agreement”) with MEF I, L.P. (”MEF”) whereby Hercules assigned to the MEF the existing amount outstanding under the Loan Agreement (see 2 below).  In connection with the Assignment Agreement relating to the Hercules loan the principal balance of $2.4 million and early termination fees of $0.6 million of the Hercules Loan were repaid by MEF in conjunction with the Assignment Agreement (see Note 7(2) below for further).

July 2017 Senior Secured Convertible Promissory Note/Hercules Refinancing Transaction (2)

On July 7, 2017 the Company, Immune Pharmaceuticals USA Corp, (together with the Company, the “Borrower”), (“Hercules”) and certain subsidiaries of the Company, as guarantors, entered into an Assignment Agreement (the “Assignment Agreement”) with MEF whereby Hercules assigned to MEF the existing amount outstanding under the Loan Agreement dated as of July 29, 2015, as further evidenced by a Secured Term Promissory Note that was issued by Borrower to Hercules on July 29, 2015 (the “2015 Note” and together with the 2015 Note and the Loan Agreement, the “Securities”).

In addition, on the closing date, the Company and MEF entered into an Exchange Agreement (the “Exchange Agreement”) whereby the Company issued to MEF a senior secured convertible promissory note with a principal amount of $3.0 million (the “Exchange Note”) in exchange for the Securities. The Exchange Note is convertible, at the option of the holder, into shares of our common stock at a per share price of $2.95, subject to adjustment as provided in the Exchange Note, but in no event to a conversion price lower than $1.00 per share, and subject to a total beneficial ownership limitation of 4.99% of our issued and outstanding common stock, which limit may be increased to 9.99% upon not less than 61 days’ prior notice. The Exchange Note has a maturity date that is one year from the closing date, which maturity date may be accelerated, at the option of the holder, upon the occurrence of an Event of Default (as defined in the Exchange Note).

Commencing on the date of issuance and continuing for 11 months thereafter, the Company is obligated to redeem one-twelfth (1/12th) of the face amount of the Exchange Note and interest accrued thereon. At the Company’s option, each redemption payment may be made in whole or in part, in cash, in an amount equal to the Amortization Payment (as defined in the Exchange Note) multiplied by one hundred fifteen percent (115%) or in common stock, at the Amortization Conversion Rate (as defined in the Exchange Note) so long as the Company is in compliance with the Equity Conditions (as defined in the Exchange Note). The holder has the option to accelerate each Amortization Payment in up to three separate payments and demand the payments in shares of common stock at the Amortization Conversion Rate. So long as the Exchange Note remains outstanding or the holder holds any Conversion Shares (as defined in the Exchange Note), the Company may not enter into any financing transaction pursuant to which it sells its securities at a price lower than $1.00 per share without the written consent of the holder. On August 24, 2017, in exchange for the waiver of certain rights held by MEF and the consent of MEF to allow the Company to sell and issue the August 2017 Convertible Notes, the Company agreed to reduce the Floor Price of the Exchange Note from $1.25 to $0.75 (see 6 below).

The Company concluded that the assignment and debt exchange should be accounted for as an extinguishment of debt as the assignment and exchange from one lender (Hercules) to another lender (MEF) would be an extinguishment of debt because the Company is released of its obligation by Hercules and new debt was issued by MEF. At the date of assignment July 7, 2017, the Company calculated the fair value of the debt based on the principal of approximately $3.0 million and guaranteed interest of $0.4 million for a total of $3.4 million. The conversion price is equal to the lower of $2.80 per share or 83.5% of the lowest trading price of the Common Stock during the 15 trading days immediately preceding conversion. The fair value of the conversion discount was calculated to be $0.6 million, which was recorded as loss on extinguishment and additional paid in capital for the three months ended September 30, 2017. At the date of the assignment and debt exchange of July 7, 2017, the Company recorded $3.4 million to debt. The Company recorded the difference between the fair value of the new debt of $3.4 million and the net carrying amount of the extinguished debt of $2.6 million as a loss on extinguishment of $0.8 million in the condensed consolidated statements of operations for the three months ended September 30, 2017.

As of September 30, 2017, MEF converted approximately $2.2 million of aggregate principal and accrued interest into 1,991,864 shares of our common stock. As of September 30, 2017, the balance due to MEF was $1.2 million. For the three months ended September 30, 2017, the Company recorded $42,000 of amortization of original issue discount as interest expense. In connection with the closing of the public offering completed by the Company on October 23, 2017 (see Note 15), the Company paid MEF $1.4 million which sum represented the remaining aggregate principal and accrued interest on the Exchange Note of $1.2 million and a cash redemption fee of $0.2 million directly from the proceeds of the offering.

April 2017 Convertible Notes (3)

On April 10, 2017, the Company entered into a securities purchase agreement (the “April 2017 Purchase Agreement”), with EMA Financial, LLC (“EMA”) pursuant to which EMA purchased an aggregate principal amount of $525,000 of Convertible Notes for an aggregate purchase price of $450,000 (the “April 2017 Convertible Notes”). The April 2017 Convertible Notes included a 5% origination fee of $25,000 and a 10% original issue discount of $50,000 that was added to the face amount of the April 2017 Convertible Notes.

The April 2017 Convertible Notes bear interest at a rate of 6.0% per annum, payable in arrears on the maturity date of April 10, 2018 (the “Maturity Date”). The April 2017 Convertible Notes are convertible into shares of the Company’s common stock, after the effectiveness of a Registration Statement, at a conversion price equal to the lower of $2.80 or seventy-five percent (75%) of the lowest trading price of the Company’s common stock during 15 trading days immediately preceding conversion (“Conversion Date”). The Company has calculated a fair value of $175,000 for this conversion feature on the April 2017 Convertible Notes and has recorded a conversion premium of $175,000 as interest expense with an offset to additional paid-in capital.

In addition, the Company issued 83,333 warrants at an exercise price of $4.00 per share (subject to adjustment) which may be exercisable on a cashless basis in accordance with the terms of the warrants. The warrants contain a provision whereby if the Company completes a transaction with an effective price per share lower than the exercise price of the warrants, then the exercise price shall be reduced and the number of warrant shares issuable hereunder shall be increased such that the aggregate exercise price payable after taking into account the decrease in the exercise price shall be equal to the aggregate exercise price prior to such adjustment. The fair value of these warrants was calculated using the Monte Carlo model. The proceeds from the issuance of the notes were allocated between the debt and the warrants using the allocated fair value method and the value assigned to the warrants of $180,000 was recorded as interest expense with an offset to additional paid-in capital (see Note 9).

Until October 10, 2017 (“Prepayment Termination Date”), the Company has the right, exercisable on not less than five (5) trading days prior written notice to the holder of the April 2017 Convertible Notes, to prepay the outstanding balance on the April 2017 Convertible Notes (principal and accrued interest), in full. On the date fixed for prepayment (the “Optional Prepayment Date”) (as defined below), the Company must make payment of the Optional Prepayment Amount or upon the order of the holder as specified by the holder in writing to the Company at least one (1) business day prior to the Optional Prepayment Date. If the Company exercises its right to prepay the April 2017 Convertible Notes, the Company must pay the holder an amount in cash (the “Optional Prepayment Amount”) equal to the Prepayment Factor (as defined below), multiplied by the sum of: (w) the then-outstanding principal amount of the April 2017 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the April 2017 Note to the Optional Prepayment Date plus (y) Default Interest (as defined below). For purposes hereof, the “Prepayment Factor” equals one hundred thirty-five percent (135%), provided that such Prepayment Factor shall equal one hundred twenty-five percent (125%) if the Optional Prepayment Date occurs on or before July 10, 2017.

The April 2017 Convertible Notes contain certain customary negative covenants preventing the Company from undertaking certain actions without the consent of EMA, including but not limited to, limitations on its ability to incur additional indebtedness (subject to certain exceptions) and issuance shares of unregistered securities as well as certain events of default, including, but not limited to, the Company’s failure to pay principal and interest, material defaults under the other transaction documents, material defaults in other payment obligations, failure of the Company to comply with its reporting requirements with the Securities and Exchange Commission, the placing of a “chill” on the Company’s common stock by the Depositary Trust Company, failure of the Company to meet the current public information requirements under Rule 144 promulgated under the Securities Act of 1933, as amended, the Company’s failure to deliver certificates representing the shares of common stock after a Conversion Date and a change of control transaction (as defined in the April 2017 Convertible Notes). The full principal amount of the April 2017 Convertible Notes is due upon a default under the terms of the April 2017 Convertible Notes. The April 2017 Convertible Notes are unsecured and subordinated in right of payment to the Company’s existing and future senior indebtedness. During the existence and continuance of an event of default under the April 2017 Convertible Notes, the outstanding principal amount of the April 2017 Convertible Notes shall incur interest at a rate of 18% per annum (“Default Interest”). At any time after the holder becomes aware of an Event of Default (as defined in the April 2017 Convertible Notes), the holder may require the Company to redeem all or any portion of the April 2017 Convertible Notes.

On May 3, 2017, the Company and EMA signed a Waiver Letter in which the Company agreed to prepay a portion of the April 2017 Convertible Notes and EMA agreed to participate in the May 2017 Convertible Notes (See Note 7, “May 2017 Convertible Notes (4)”). Additionally, the April 2017 Convertible Notes were amended and are convertible into shares of the Company’s common stock, after the effectiveness of the Registration Statement, at a conversion price equal to the lower of $2.80 or sixty-five percent (65%) of the lowest trading price of the Company’s common stock during 15 trading days immediately preceding a Conversion Date. In connection with the May 2017 Convertible Notes discussed below, EMA converted $123,000 of their outstanding notes with a prepayment premium of 25% or $31,000 for a total of $154,000 and became one of several institutional investors in the May 2017 Convertible Notes (see below). Based on this Waiver Letter, the Company determined that the amended terms constituted an extinguishment of debt and as a result the Company has calculated a fair value of $105,000 for this conversion feature on the April 2017 Convertible Notes and has recorded an additional conversion premium of $105,000 as interest expense with an offset to additional paid-in capital. Additionally, the unamortized debt discount was written off and charged to interest expense.

On May 30, 2017, the Company and EMA amended the Registration Rights Agreement dated as of April 10, 2017 to change the filing date of the registration statement to June 30, 2017 and the Company agreed to prepay $97,000 towards the principal amount outstanding on the April 2017 Convertible Notes at a prepayment price of $121,000, which include a prepayment premium of 25% or $24,000 which was recorded in interest expense. The Company filed the Registration Statement on June 30, 2017.

For the three months ended June 30, 2017, the Company recorded interest expense of $607,000 related to the April 2017 Convertible Notes, of which $280,000 was for the conversion premium, $180,000 was for the fair value of the warrants, $85,000 was for the original issue discount, origination fees and attorney’s fees, $55,000 for the prepayment premium of 25% and interest expense of approximately $7,000 was based on the 6% per annum interest rate.

In July 2017, EMA assigned the April 2017 Convertible Notes to MEF for approximately $0.4 million. On August 24, 2017, in exchange for the waiver of certain rights held by MEF and the consent of MEF to allow the Company to issue and sell the August 2017 Convertible Notes, the Company agreed to reduce the minimum Conversion Price of the April 2017 Convertible Note that EMA assigned to MEF from $1.00 to $0.75. As of September 30, 2017, approximately $0.3 million of the April 2017 Convertible Notes were converted into 310,850 shares of common stock. Subsequent to September 30, 2017, the remainder of the April 2017 Convertible Notes representing approximately $0.1 million were converted into 151,473 shares of the Company’s common stock.

The Company concluded that the EMA assignment should be accounted for as an extinguishment of debt as the assignment from one lender (EMA) to another lender (MEF) because the Company’s obligation to EMA has been released by EMA and assigned to another lender, MEF. The Company calculated the fair value of the debt on the date of the assignment as the purchase price by MEF for the April 2017 Convertible Note of $0.4 million. The Company recorded $0.1 million as extinguishment of debt relating to the EMA assignment which is the difference between the fair value of the assigned debt of $0.4 million and the net carrying amount of the extinguished debt of $0.3 million.

May 2017 Convertible Notes (4)

On May 4, 2017, the Company entered into a securities purchase agreement (the “May 2017 Purchase Agreement”), with several institutional investors (the “Investors”) in a multi-tranche private placement of up to $3.4 million of convertible notes (the “May 2017 Convertible Notes”). The initial sale of the notes in the May 2017 Convertible Notes closed on May 9, 2017, resulting in the issuance of convertible notes with a principal balance of $2.0 million and gross proceeds to the Company of $1.6 million. In connection with this initial closing, the Investors received an additional aggregate of 361,455 shares of the Company’s common stock. On May 22, 2017, a subsequent closing which resulted in the issuance of convertible notes with a principal balance of $360,000 and gross proceeds to the Company of $0.3 million. In connection with this subsequent closing, the Investors received an additional 60,000 shares of the Company’s common stock. In total, the Company issued notes with a principal balance of $2.3 million and original issue discount of $0.4 million. The gross proceeds from the May 2017 Convertible Notes were $1.8 million and after the payment of placement agent fees, attorneys and other expenses of $0.2 million, the Company received net proceeds of $1.6 million. The Company issued a total of 421,555 shares which were recorded using the allocated fair value method and the Company recorded the fair value of $0.6 million for the issuance of the shares to Original Issue Discount.

The May 2017 Convertible Notes are due and payable upon the earlier of (a) November 9, 2017 and (b) the closing by the Company of one or more subsequent financings with gross proceeds to the Company equal to at least $5,000,000 in the aggregate. The holders of the May 2017 Convertible Notes have the option to extend the maturity date of the note through February 7, 2018. The May 2017 Convertible Notes are subordinated to the indebtedness of Hercules Capital, Inc. (“Hercules”), pursuant to the Loan and Security Agreement entered into on July 29, 2015 by and between the Company and Hercules.

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

Pursuant to the May 2017 Convertible Notes agreements, if the Company has not filed a S-1 registration statement for a follow-on offering within 25 days of May 9, 2017 or by June 3, 2017, the May 2017 Convertible Notes would be immediately due at the Mandatory Default Amount, which is 140% of the outstanding principal amount of the note plus 100% accrued interest and unpaid interest, and all other amounts, costs, expenses and liquidated damages due. Additionally, interest on the Notes would accrue daily at an interest rate of 2% per month on the then outstanding principal amount. The holder may also to elect to convert all or any portion of the remaining principal amount into shares of common stock at price per share equal to the lowest daily VWAP for the 15 days prior to conversion but in no event, shall the conversion price fall below $1.00. The Company filed the S-1 Registration Statement on June 30, 2017. As of June 30, 2017, the Company accrued the Mandatory Default Amount of $1.0 million to interest expense of which $0.9 million represents an additional 40% of principal and $60,000 represents interest at a rate of 2% per month on the outstanding principal including the additional 40%.

On August 24, 2017, in exchange for the waiver of certain rights (“Waiver”) held by the holders of the May 2017 Convertible Notes and the consent of those holders to allow the Company to issue and sell the August 2017 Convertible Notes, we agreed to reduce the conversion price in the May 2017 Convertible Notes from $2.89 to $1.30. In addition, Section 4(e) of the May 2017 Convertible Notes was amended to provide that the Issuable Maximum shall not exceed 19.99% (rather than 9.99%) of the number of shares of common stock outstanding on the trading day immediately preceding the date of the May 2017 Purchase Agreement. In addition, the Investors waived any and all rights and remedies pursuant to any Events of Default that existed pursuant the May 2017 Convertible Notes. Based on this Waiver, the Company determined that the amended terms constituted an extinguishment of debt and as a result the Company has calculated a fair value of $3.8 million. The Company recorded the difference between the fair value of the new debt of $3.8 million and the net carrying amount of the debt of $3.1 million as a loss on extinguishment of $0.7 million in the condensed consolidated statements of operations for the three months ended September 30. 2017. This is comprised of the premium of $1.6 million recorded as loss on extinguishment and additional paid in capital offset by the reversal of the carrying amount of the debt that included the liquidated damages of $0.9 million.

The Company recorded $0.8 million and $1.2 million of amortization of original issue discount as interest expense for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2017, a majority of the May 2017 Convertible Notes representing repayment of principal balance of $1.86 million converted into 1,409,946 shares of the Company’s common stock. As of September 30, 2017, $0.5 million of the May 2017 Convertible Notes remained outstanding. In October, 2017, subsequent to the closing of the public offering completed by the Company (see Note 15), the Company repaid the remaining $0.5 million outstanding of the May 2017 Convertible Notes.

July 2017 Convertible Note (5)

On July 17, 2017, we entered into an agreement in principle with Carmelit 9 Nehassim Ltd (“Carmelit”) for the sale of $0.3 million of original issue discount convertible notes (“Carmelit Note”) for net proceeds of $0.25 million ($50,000 Original Issue Discount) which are convertible into shares of our common stock upon shareholder approval. The proposed terms of the debentures are as follows: the debentures are convertible into an aggregate of 101,695 shares of our common stock based upon a conversion price of $2.95 per share, which conversion price is subject to adjustment. Notwithstanding the foregoing, in no event shall the conversion price fall below $1.00 per share. The debentures are due and payable upon the earlier of (a) January 17, 2018 and (b) the closing of one or more subsequent financings with gross proceeds equal to at least $5,000,000 in the aggregate. The holder of the debentures has the option to extend the maturity date of the debentures through October 17, 2018. The debentures are subordinated to the indebtedness held by MEF. Pursuant to the terms of a proposed securities purchase agreement, Carmelit will receive 75,000 shares of our common stock subject to approval by shareholders of the Company. The transaction was consummated on August 24, 2017. In October 2017, subsequent to the closing of the public offering completed by the Company (see Note 15), the Company repaid the $0.3 million Carmelit Note.

The 75,000 shares to be issued to Carmelit are accounted for as a derivative under ASC 815 as shareholder approval is not within the entity’s control and could require net-cash settlement. As a result, these shares would be classified as a liability in the condensed consolidated financial statements, recorded at fair value and marked to market as of September 30, 2017 and continued to be marked to market until the shares are issued upon shareholder approval. These additional 75,000 shares to be issued to the investors have a fair value of $0.2 million based on the closing stock on July 17, 2017 with an offset to debt discount on the debt. Since these shares remain unissued as of September 30, 2017, the Company marked the liability to market (as they will have to give 75,000 shares, regardless of the value at the date of issuance). As such, the Company has marked to market this liability to $0.1 million as of September 30, 2017. As a result, the Company recorded a change in fair value of $0.1 million in the condensed consolidated financial statements as of September 30, 2017. As of September 30, 2017, the balance of the Carmelit Note net of original issue discount was $150,000. The Company recorded $0.1 million of amortization of original issue discount to interest expense for the three months ended September 30, 2017.

August 2017 Convertible Notes (6)

On August 24, 2017, we entered into a securities purchase agreement with certain institutional investors for the sale of $858,000 in aggregate principal amount of original issue discount convertible debentures (the “August 2017 Convertible Notes”) which will not be convertible until we obtain shareholder approval for any such conversions. At that time, the August 2017 Convertible Notes will be convertible into shares of our common stock at a conversion price of $1.75 per share, subject to adjustment, but in no event may the conversion price fall below $1.00. The transaction closed on August 30, 2017. The Company received proceeds, before deducting fees and expenses, of $660,000 and an original issue discount of $0.2 million. The August 2017 Convertible Notes are subordinated to the indebtedness held by MEF. The August Convertible Notes are due and payable upon the earlier of (a) February 28, 2018 and (b) the closing of one or more subsequent financings with gross proceeds equal to at least $3.0 million in the aggregate. The holder of the August 2017 Convertible Notes has the option to extend the maturity date through May 28, 2018. Pursuant to the August 2017 Convertible Notes, the Company is obligated to file with the Commission a registration statement on Form S-1 for the issuance by the Company of securities in a follow-on offering within fifteen (15) days after the date of issuance of the August 2017 Convertible Notes. The Company filed the S-1 registration statement within the 15 days after the issuance of the August Convertible Notes. The Company incurred debt issuance costs of $0.1 million in connection with the August 2017 Convertible Notes. The Company recorded $57,000 of amortization of original issue discount as interest expense for the three months ended September 30, 2017.

Also, in exchange for the waiver of certain rights held by MEF and the consent of MEF to allow the Company to issue and sell the August 2017 Convertible Notes, we agreed to reduce the Floor Price of the Exchange Note from $1.25 to $0.75. Also, we agreed to reduce the minimum Conversion Price of the April 2017 Convertible Note that EMA assigned to MEF from $1.00 to $0.75. The August 2017 Convertible Notes matured upon the consummation of the public offering completed by the Company (see Note 15). In October, 2017, subsequent to the closing of the public offering completed by the Company, the Company repaid the August 2017 Convertible Notes (see Note 15).

September 2017 Convertible Notes (7)

In September 2017, the Company entered into a securities purchase agreement with certain institutional investors for the sale of $149,500 in aggregate principal amount of original issue discount convertible debentures for proceeds of $114,500 (the “September 2017 Convertible Notes”) which will not be convertible until the Company obtains shareholder approval for any such conversions. The Company recorded a debt discount of $35,000 in conjunction with the September Notes. At that time, the September 2017 Convertible Notes will be convertible into shares of our common stock at a conversion price of $1.75 per share, subject to adjustment, but in no event may the conversion price fall below $1.00. The September 2017 Convertible Notes are subordinated to the indebtedness held by MEF and the indebtedness evidenced by the August Convertible Notes. The September 2017 Convertible Notes matured upon the closing of the public offering completed by the Company (see Note 15). In October 2017, subsequent to the closing of the public offering completed by the Company, the Company repaid the September 2017 Convertible Notes. The Company recorded $2,000 of amortization of original issue discount as interest expense for the three months ended September 30, 2017.

MabLife Notes Payable (8)

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

During the first quarter of 2015, MabLife informed the Company that it had filed for bankruptcy. For the nine months ended September 30, 2017 and 2016, the Company recorded $0 and $38,000, respectively, in interest expense. The Company has not paid any amounts to MabLife since the time it received notification of the MabLife bankruptcy. On May 30, 2017, the Company received a summons from the bankruptcy court-liquidator to appear before the commercial court of Evry, France on September 19, 2017 (see Note 11).

Asset Acquisition Payable (9)

In conjunction with the Asset Purchase Agreement with Meda described in Note 5, the Company agreed to pay a fixed consideration of $5.0 million payable in installments over a three-year period as follows: $1.5 million on the earlier of: (1) described in Notes, the successful transfer of all of the marketing authorizations for the product to the Company; or (2) the date which is six months after the Completion Date (as defined in the Asset Purchase Agreement); $1.5 million on the first anniversary of the Completion Date (as defined in the Asset Purchase Agreement); $1.0 million on the second anniversary of the Completion Date; and $1.0 million on the third anniversary of the Completion Date.  The Company recorded current and long-term debt of $2.6 million and $1.7 million, respectively, representing the amount due to Meda calculated on a present value basis (see Notes 5 and Note 13). The Company recorded $76,000 as interest expense for the three months ended September 30, 2017.

Convertible Notes (10)

On November 17, 2016, the Company entered into a securities purchase agreement (“Purchase Agreement”) with HLHW IV, LLC (“Buyer”), pursuant to which Buyer purchased an aggregate principal amount of $1,050,000 of subordinated convertible notes for an aggregate purchase price of $1,000,000 (“Convertible Notes”), representing a principal amount of the Convertible Notes of $1,000,000 plus an original issue discount of 5%, which is $50,000.

The Convertible Notes bear interest at a rate of 7.0% per annum, and are payable in arrears on the maturity date of November 17, 2017.  The Convertible Notes are convertible into shares of the Company’s common stock at any time from the date of issuance of the Convertible Notes, at a conversion price equal to eighty percent (80%) of the lowest intraday bid price on the date of conversion; provided the lowest intraday bid price on such conversion date is above the lowest closing bid price on the closing date (“Market Price”). In the event that on the conversion date, the lowest intraday bid price is less than the Market Price, then in that instance, the conversion price on that conversion date will be equal to the lowest intraday bid price.

On the maturity date, the Company has the option to pay the amount being redeemed, including accrued but unpaid interest, in cash, shares of the Company’s common stock or any combination of cash and shares. In addition, if at any time the lowest intraday bid price falls below $5.00 per share, the holder may elect to redeem up to $350,000 of the outstanding principal, interest and any amounts due under the Convertible Notes; provided, however, the Company may only use the proceeds from the sale of common stock pursuant to the terms of the Common Stock Purchase Agreement, dated November 17, 2016 (“CS Purchase Agreement”) entered into with Buyer to redeem the Convertible Notes. This redemption process may be repeated once every five business days, at the election of Buyer, until the Convertible Notes are fully satisfied. The foregoing notwithstanding, Buyer may convert any or all of these Convertible Notes into shares of the Company’s common stock at any time. The Convertible Notes are subordinated to the Loan Agreement with Hercules Capital.

The Purchase Agreement also includes certain of events of default, which at any time after Buyer becomes aware of, may require the redemption of all or any portion of the Convertible Notes by delivery of a written notice to the Company. Each portion of the Convertible Notes subject to redemption shall be redeemed at a price equal to the greater of 18% per annum or the maximum rate permitted under applicable law of the conversion amount being redeemed, together with liquidated damages of $250,000. The Company paid approximately $0.1 million in debt issuance costs and discount in connection with the Purchase Agreement.

On December 16, 2016, the Company entered into Amendment No. 1 with Buyer, effective as of December 5, 2016, which amended the Purchase Agreement to provide that in no circumstance shall the conversion price be lower than $2.00 per share of the Company’s common stock.

In January 2017, the Company paid Buyer $0.3 million in liquidated damages, which was accrued during the fourth quarter of 2016, for failing to file a Registration Statement within the prescribed time period per the Purchase Agreement. On February 3, 2017, the Company and Buyer entered into Amendment No. 2 to the Purchase Agreement whereby the Company agreed to the redeem the Convertible Note for $1.35 million by March 1, 2017 in full satisfaction of the Convertible Note, which included redemption of the principal balance at 120% of the face amount of the Convertible Note plus accrued interest. The Company recorded $0.3 million in interest expense as the redemption premium during the first quarter of 2017 related to Amendment No. 2 to the Convertible Note.

The Company has repaid the outstanding balance of the Convertible Note as of June 30, 2017. Interest expense for the nine months ended September 30, 2017 was $6,000. In addition, during the nine months ended September 30, 2017, the Company recorded to interest expense the remaining $0.1 million in the aggregate of outstanding debt discount, debt issuance costs and original issue discount.

On May 30, 2017, the Company agreed to pay a total of $0.4 million of liquidated damages to Buyer no later than June 30, 2017 to settle certain claims of Buyer with respect to the Convertible Notes of which the Company paid $25,000 towards these liquidated damages amount during the nine months ended September 30, 2017. In October 2017, the Company agreed to and paid a total of $0.8 million of liquidated damages to Buyer which was recorded in accrued expenses and interest expense in the condensed consolidated financial statements during the nine months ended September 30, 2017.

11)	In October, 2017 subsequent to the closing of the public offering, the Company repaid these Notes (see Note 15).

NOTE 8. INCOME TAXES

The Company has recognized a deferred tax liability of $5.9 million as of September 30, 2017 and December 31, 2016 related to the purchase of the AmiKet IPR&D. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the merger with Epicept Ltd. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. Accordingly, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at September 30, 2017 and December 31, 2016.

NOTE 9. STOCKHOLDERS’ EQUITY

(a) Stock options and stock award activity

The following table illustrates the common stock options granted during the nine months ended September 30, 2017:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January – September 2017	366,500	$4.00	$2.60	1-3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	109.42-114.7% 2.22%-2.53% 6-10 0.00%

The following table illustrates the common stock options granted during the nine months ended September 30, 2016:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January – September 2016	137,000	$11.40	$7.20	Immediately - 3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55%-102.12% 1.39%-2.06% 6-10 0.00%

Consultants	January – September 2016	24,250	$6.20	$4.60	Immediately - 3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	91.55%-102.12% 1.12%-1.69% 10 0.00%

The following table illustrates the stock awards during the nine months ended September 30, 2016. There were no stock awards during the nine months ended September 30, 2017:

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms
Consultants	January – September 2016	45,000	$8.80	Immediately

The fair value of stock awards was determined using the share price on the date of grant.

The following table summarizes information about stock option activity for the nine months ended September 30, 2017:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	370,757	$23.80	$0.80 - $80.00	$27.60	$39
Granted	366,500	$4.00	$2.68-$4.00	$2.60	$—
Forfeited/cancelled	(49,216)	$4.60	$0.80-$25.00	$43.80	—
Outstanding at September 30, 2017	688,041	$14.60	$0.80 - $80.00	$16.00	$30
Exercisable at September 30, 2017	447,034	$18.60	$0.80 - $80.00	$19.20	$30

As of September 30, 2017, unamortized stock-based compensation for stock options was $0.6 million, with a weighted-average recognition period of approximately 1.5 years.

(b) Warrants

The following table illustrates warrants granted during the nine months ended September 30, 2017:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Investors	January – September 2017	52,910	$10.00	$3.80	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	109% 1.89% 5 0.00%

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Monte Carlo model
Noteholders	January – September 2017	387,597	$0.86	$1.96	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	105% 1.91% 5 0.00%

The following table illustrates warrants granted during the nine months ended September 30, 2016:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January – September 2016	48,800	$16.4	$5.20	Immediately	Volatility Risk free interest rate Expected term, in years Dividend yield	92.15-102.12% 1.09%-1.73% 5 0.00%

The following table summarizes information about warrants outstanding at September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding at December 31, 2016	580,390	$60.80	$9.40-$200.00
Warrants issued	440,457	$1.96	$4.00-$10.00
Warrants expired	(1,220)	188.40	$170.00-$200.00
Outstanding and exercisable at September 30, 2017	1,019,627	$50.40	$9.40-$200.00

The 83,333 warrants issued with the April 2017 Convertible Notes were valued using the Monte Carlo model, which is a pricing model that incorporates all of the required inputs of a Black-Scholes model and Monte Carlo simulation process that capture additional features of the warrant related to its fair value estimate, but are outside of the Black-Scholes model. The warrants contain a provision whereby if the Company completes a transaction with an effective price per share lower than the exercise price of the warrants then the exercise price shall be reduced and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The allocated fair value of the warrant of $180,000 is the mean of the present value of the future cash flows resulting from the Monte Carlo simulation process. The fair value of $180,000 was calculated using the Monte Carlo model and the allocated value of $180,000 was recorded as additional paid-in capital. During the three months ended September 30, 2017, the number of warrants increased to 387,597 and exercise price lowered to $0.86 due to the above provision.

Stock-based compensation expense for stock options awards and warrants for the three months ended September 30, 2017 and 2016 was $0.2 million and $0.8 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets. Stock-based compensation expense for stock options awards and warrants for the nine months ended September 30, 2017 and 2016 was $0.3 million and $1.3 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

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

On July 29, 2016, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale of 158,730 shares of the Company’s common stock and the issuance and sale of warrants to purchase 25,000 shares of the Company’s common stock, for aggregate gross proceeds of $1.0 million. The warrants are exercisable for a period of five years from the date of issuance at an exercise price equal to $20.00 per share. The Company agreed to pay to the institutional investors a commitment fee of $100,000, in cash or alternatively, 17,500 shares of common stock. The Company incurred an additional $40,000 in transaction fees related to this transaction. The proceeds received for the issuance of the common stock was recorded as stockholder’s equity in the Company’s condensed consolidated balance sheets. Transaction fees and the value of the consideration paid to the institutional investors were recorded as a reduction to additional paid in capital in the Company’s condensed consolidated balance sheets.

On January 10, 2017, the Company and the institutional investors signed an amendment to the securities purchase agreement whereby the institutional investors agreed to give the Company an additional $0.2 million, in exchange for five-year warrants to purchase 52,910 shares of common stock at an exercise price of $10.00 per share. As of September 30, 2017, the Company received the proceeds of $0.2 million relating to the agreement, which was recorded as additional paid in capital in its condensed consolidated balance sheets.

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

Beginning on the day following November 17, 2016, the date that certain closing conditions in the November 2016 CS Purchase Agreement were satisfied (the “Commencement Date”), the Company has the right, but not the obligation, to direct Buyer via written notice (a “Purchase Notice”) to purchase up to a specific number of shares of the Company’s common stock (the “Purchase Shares”). The per share purchase price will be equal to: (i) from 9:30am to 4:00pm Eastern Time of the regular session of any trading day, the lowest intra-day bid price or (ii) if after the close of the regular session on any trading day, then such trading day’s closing bid price on Nasdaq. The Company has the obligation to sell and Buyer shall have the obligation to purchase at the “Purchase Price” a number of “Purchase Shares” (each as defined in the November 2016 CS Purchase Agreement) with an aggregate value of $2.0 million of Purchase Shares on or before December 31, 2016, which the Company had met prior to December 31, 2016.

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

As part of the November 2016 CS Purchase Agreement, the Company paid $0.7 million in commitment fees through delivery of shares of its common stock and recorded the fees as a reduction to additional paid in capital during the fourth quarter of 2016. The Company also agreed to pay Buyer legal fees related to the November 2016 CS Purchase Agreement of $35,000. In addition, the Company also agreed to pay on each Purchase Date and on each Additional Purchase Date (each as defined in the November 2016 CS Purchase Agreement) 1.75% of such aggregate proceeds representing the fees and expenses of Buyer’s advisers, counsel, accountants and other experts. During the first quarter of 2017, the Company sold 1,100,000 shares of its common stock to Buyer for gross proceeds of $4.0 million, of which $0.2 million was received as an advance during the fourth quarter of 2016 and paid $70,000 was paid in financing related fees. As of June 30, 2017, $0.2 million of the CS Purchase Agreement remained available. In June 2017, Buyer returned the shares issued by the Company as commitment fees in connection with the agreement by the Company to pay $0.4 million in liquidated damages related to the Convertible Note (see Note 7).

February 2017 Equity Line

On February 3, 2017, the Company entered into a Common Stock Purchase Agreement with Buyer (the “February 2017 CS Purchase Agreement”) which provides that the Company has the right to sell to Buyer a number of the Company’s common shares with an aggregate fair value of up to $3,057,100. From February 3, 2017 until March 22, 2017, the Company did not sell any shares of common stock to Buyer under the February 2017 CS Purchase Agreement and did not issue any shares of common stock to Buyer in consideration for entering into the CS Purchase Agreement. On March 22, 2017, the Company filed a prospectus supplement which amended, supplemented and superseded the Company’s prospectus supplement dated February 3, 2017 and its accompanying prospectus dated October 28, 2014 related to the February 2017 CS Purchase Agreement, dated February 3, 2017 with Buyer. The purpose of the prospectus supplement was to cover future shares to be issued under the February 2017 CS Purchase Agreement.

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

During the nine months ended September 30, 2017, the Company had issued 496,895 shares of its common stock for gross proceeds of $1.6 million. During the nine months ended September 30, 2017, the Company recorded $48,000 in financing related fees. The Company agreed to pay on each Purchase Date and on each Additional Purchase Date 1.75% of such aggregate proceeds representing the fees and expenses of Buyer’s advisers, counsel, accountants and other experts.

(e) Nasdaq Listing Compliance Matters

On August 23, 2017, the Company received written notice from the Listing Qualifications Department of NASDAQ that the Company no longer complies with the minimum stockholders’ equity requirement under NASDAQ Listing Rule 5550(b)(1) for continued listing on The NASDAQ Capital Market because the Company’s stockholders’ equity as reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 is below the required minimum of $2.5 million. The Company also does not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In accordance with NASDAQ Listing Rules, the Company has 45 calendar days, or until about October 6, 2017, to submit a plan to regain compliance. If the Company’s plan is accepted, NASDAQ may grant the Company an extension of up to 180 calendar days from the date of the notification letter to evidence compliance. The Company submitted a plan of compliance to the NASDAQ by the due date of October 6, 2017 and requested an extension to evidence compliance.

On October 19, 2017, Nasdaq First North Stockholm (the “Exchange”) decided to halt trading in the Company’s ordinary shares until further notice due to the Company’s failure to disclose inside information on a timely basis as required by EU Market Abuse Regulations (“MAR”) and applicable admission requirements as set out in First North Nordic Rulebook (the “Rulebook”). MAR applies to companies with securities admitted to trading in the EU. On October 20, 2017, the Exchange gave the Company’s ordinary shares observation status, which could result in a decision by the Disciplinary Committee of the Exchange to remove the Company’s ordinary shares from admission to trading on the Exchange. On November 7, 2017, the Company presented its Compliance Plan to Nasdaq Stockholm Surveillance. On November 10, 2017, the Exchange informed the Company that it reviewed the Compliance Plan and accompanying statement provided by the Company and that the matter has been referred to the Disciplinary Committee of the Exchange for a decision on appropriate sanctions.

NOTE 10. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2017 and 2016 excludes shares underlying stock options and warrants and convertible preferred because the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Such excluded shares are summarized as follows:

	Three-month period		Nine-month period
	ended September 30,		ended September 30,
	2017	2016	2017	2016
Common stock options	688,041	377,631	688,041	377,631
Shares potentially issuable upon conversion of April 2017 convertible notes (assuming $0.75 floor price)	152,355	-	152,355	-
Shares potentially issuable upon conversion of May 2017 convertible notes (assuming $1.00 floor price) (1) (2)	480,000	-	480,000	-
Shares potentially issuable upon conversion of July 2017 Senior Secured convertible note (assuming (0.75 floor price) (2)	1,589,879	-	1,589,879	-
Share potentially issuable upon conversion of July 2017 convertible note (assuming $1.00 floor price) (1) (2)	300,000	-	300,000	-
Shares potentially issuable upon conversion of August 2017 convertible note (assuming $1.00 floor price) (2)	858,000	-	858,000	-
Shares potentially issuable upon conversion of September 2017 convertible notes (assuming $1.00 conversion price) (1) (2)	149,500	-	149,500	-
Warrants	1,019,627	564,279	1,019,627	564,279
Total shares excluded from calculation	5,237,402	941,910	5,237,402	941,910

(1)	The Notes are convertible into shares of our common stock upon shareholder approval.
(2)	In October, 2017 subsequent to the closing of the public offering, the Company repaid these Notes (see Note 15).

NOTE 11. COMMITMENTS AND CONTINGENCIES

(a) Leases

The Company has relocated its headquarters to Englewood Cliffs, NJ. The Company has signed an annual lease with an option to terminate the lease upon 60 days’ notice. Rent expense is $3,000 per month. On January 15, 2016, the Company signed a one-year lease agreement with an option for an additional year for new office space in Israel. On May 16, 2016, the Company signed a three-year lease agreement for new office and laboratory space in Israel. In September, 2017, the Company surrendered the premises in Israel to the landlord and forfeited a security deposit of $17,000. The Company currently rents space on a month to month basis in Israel. For the three months ended September 30, 2017 and 2016, rent expense was $9,000 and $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, rent expense was $0.4 million.

Future minimum lease payments under non-cancelable leases for office space, as of September 30, 2017, are as follows ($ in thousands):

Period ending December 31,	Amount
2017 (3 months)	$6
$6

(b) Licensing Agreements

The Company is a party to a number of research and licensing agreements with third parties, including BioNanoSim Ltd, iCo Therapeutics Inc., MabLife, Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd, Dalhousie University, Lonza Sales AG and Shire Biochem Inc., which may require the Company to make payments to the other party upon the other party attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments under these agreements.

(c) Litigation

The Company was the defendant in litigation involving a dispute with the plaintiffs Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of the Company on all causes of action. In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial and on October 9, 2015 and the plaintiffs filed a notice of appeal to the court. The court on plaintiff’s motion has made no ruling. For the nine months ended September 30, 2017 and 2016, in connection with the trial, the Company incurred approximately $10,000 and $39,000 of legal costs.

On May 30, 2017, the Company received a summons from the bankruptcy court-liquidator with respect to the liquidation proceeding on Mablife to appear before the commercial court of Evry, France on September 19, 2017. The notice alleged that the Company had not paid installments when they became due on two assets purchased. The notice alleges that Mablife is due $0.4 million in addition to interest and court fees. The Company has met with the MabLife court appointed trustee and has engaged in settlement discussions. As of September 30, 2017, the Company had recorded a note payable of $0.4 million and accrued interest of $0.1 million (see Note 7).

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition

NOTE 12. RELATED PARTY TRANSACTIONS

During 2016, Dr. Daniel Teper, the former Chief Executive Officer of the Company and the current CEO of Cytovia advanced a total of $0.9 million to the Company of which the Company had repaid $0.7 million prior to December 31, 2016 including $0.4 million which was paid in shares of the Company’s common stock. The balance of $0.3 million owed to Dr. Teper as of September 30, 2017 has been reflected in advances from related parties in the condensed consolidated balance sheets.

During the first quarter of 2017, the Company issued 3,825 shares in settlement of the fourth quarter of 2016 board fees of $14,000 for Daniel Kazado, a member of the Company’s board of directors.

On June 15, 2017, substantially contemporaneous with the entry into the Asset Purchase Agreement with the Company, the Company entered into a Standby Financing Agreement with Daniel Kazado (see Note 13).

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

The acquisition is being treated as an asset acquisition in accordance with ASC 805 Business Combinations. The Company recorded the purchase price for the underlying patents as intangible assets and recorded a liability for the present value of the amounts due under the agreement. Attorney’s fees of $0.1 million were capitalized and recorded as intangible assets.  As of June 15, 2017, the present value of future payments is $4.2 million using a discount rate of 15% based on the Company’s current borrowing rate. The Company recorded $4.3 million as intangible assets related to the Ceplene patents. As of September 30, 2017, the amount due to Meda on a present value basis, current and long term is $2.6 million and $1.7 million, respectively. The contingent payments payable upon the achievement of milestones in year 4 and year 5 will be recorded when the contingency is paid or becomes payable which would be upon the achievement of the milestones.

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

Additionally, in connection with the Licensing Agreement, the parties thereto agreed that Pint Gmbh, an affiliate of Pint, will separately enter into an investment agreement upon satisfaction of the condition that the commercialization of the Ceplene and the Combination Therapy has been met (defined to mean when Ceplene is commercialized by Pint together with a new product in Territory) has been met, pursuant to which and subject to the terms of such investment agreement when entered, Pint Gmbh will make to an investment of $4.0 million at series A valuation into Cytovia in exchange for an equity interest in Cytovia. Upon completion of the $4.0 million initial investment by Pint, Pint shall have the right to appoint one director to the Board of Cytovia.

NOTE 15. SUBSEQUENT EVENTS

On October 23, 2017, the Company announced the closing of its previously announced public offering (“Offering”) of units for gross proceeds of $18.0 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company. The offering was comprised of units, priced at a public offering price of $1,000 per unit. Each unit consists of one share of Series E Convertible Preferred Stock and 982 warrants (the “Warrants”), each of which entitles the holder to purchase one share of the Company’s common stock. The Warrants are initially exercisable at an exercise price of $1.10 per share and expire 7 years from the date of issuance. The Series E Preferred Stock is convertible into shares of common stock by dividing the stated value of the Series E Preferred Stock ($1,080) by the Conversion Price. The “Conversion Price” is as follows: (i) for the first 40 trading days following the closing of this offering, $1.10 per share of common stock (the “Set Price”), and (ii) after such 40 trading days, the lesser of (a) the Set Price and (b) 87.5% of the lowest volume weighted average price for the Company’s common stock during the five trading days prior to the date of the notice of conversion, subject to further adjustments. The Company received net proceeds of $14.7 million after underwriting discounts and commissions, offering expenses and the repayment of debt (See Note 7). Maxim Group LLC acted as sole book-running manager in connection with the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on May 17, 2017. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The Company has based these forward-looking statements on its current expectations and projections of future events. Such statements reflect the Company’s current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward-looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further clinical trials. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, and those updated Risk Factors set forth in this Quarterly Report on Form 10-Q, for the period ended September 30, 2017.

Overview

Immune Pharmaceuticals Inc., together with its subsidiaries (collectively, “Immune” or the “Company”) is a clinical stage biopharmaceutical company specializing in the development of novel therapeutic agents in the fields of immunology, inflammation, dermatology and oncology. The Company’s lead product candidate is bertilimumab, a clinical-stage, first-in-class, fully human antibody, which targets eotaxin-1, a key regulator of inflammation. The Company is developing bertilimumab for bullous pemphigoid (“BP”) an orphan auto-immune skin blistering disease, and ulcerative colitis (“UC”) a disease that causes inflammation and ulcers in the lining of the large intestine.

The Company’s asset portfolio includes NanoCyclo, a topical nanocapsule formulation of cyclosporine-A, for the treatment of atopic dermatitis and psoriasis, AmiKet, a prescription topical analgesic cream that has completed phase 2 clinical trials, and LidoPain. The Company’s oncology pipeline includes Ceplene, which is effective for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) in combination with interleukin-2 and Azixa and crolibulin, two clinical-stage, vascular disrupting agents (“VDA”), which have demonstrated encouraging preliminary proof of concept study results. In addition, the Company has two oncology platform assets, consisting of a bispecific antibody platform and a nanotechnology combination platform, referred to as “NanomAbs”.

The Company’s current product portfolio is summarized below:

Product(s)/ Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights

INFLAMMATION and DERMATOLOGY
Bertilimumab	Bullous Pemphigoid Ulcerative Colitis	Phase 2 Phase 2	Immune Immune
NanoCyclo (cyclosporin-A)	Atopic Dermatitis, Psoriasis	Preclinical	Immune

ONCOLOGY
Ceplene/IL-2	Acute Myeloid Leukemia	Phase 3 (US) Approved (EU)	Immune (Americas, Israel) Meda AB (EU, RoW)
Crolibulin	Solid Tumors	Phase 2	Immune
Azixa	Glioblastoma multiforme	Phase 2	Immune
NanomAbs	Solid Tumors	Preclinical	Immune
Bispecific Antibodies	Oncology	Preclinical	Immune

PAIN
AmiKet	Neuropathic Pain	Phase 2	Immune
LidoPain	Pain	Phase 2	Immune

The trademarks Ceplene, AmiKet and LidoPain are Trademarks and/or Registered Trademarks of Immune Pharmaceuticals Inc., its subsidiaries, and/or affiliates in the United States and/or other countries. All other company or product names appearing in this quarterly report on Form 10-Q are the trademarks or registered trademarks of their respective holders. All rights not expressly granted are reserved.

Business Strategy

The Company’s business strategy is to develop novel therapeutics with the potential to treat or prevent severe immunologic and inflammatory diseases. The Company intends to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications.

In April 2017, we announced a corporate restructuring with the objective of prioritizing and segregating our research and development efforts and strengthening our financial position. We aim to unlock the Company’s intrinsic value by focusing our human capital and financial resources on our bertilimumab and NanoCyclo product candidates while streamlining our operations by divesting our unrelated oncology business. We intend to develop our core asset, bertilimumab, for a variety of indications and Nano-Cyclosporine for the treatment of atopic dermatitis and moderate psoriasis. We will continue to consider the optimal path forward for our pain programs, AmiKet and LidoPain.

In July 2017, we announced our plan to pursue a spin-off of our oncology subsidiary, Cytovia Inc. (“Cytovia”) into a separate, stand-alone company. Cytovia will focus on the development and commercialization of novel oncology and hematology therapeutics, including Ceplene, Azixa, crolibulin, NanomAbs and the Company’s bispecific antibody platform. Additionally, Cytovia may seek to acquire additional commercial stage drugs in the field of oncology. We expect Cytovia to develop this oncology platform more effectively and efficiently as a spun off company than as part of a larger business and thereby maximize this platform’s value.

As part of the spin-off process, we intend to distribute shares in the spun-off Cytovia Inc. to our (Immune) shareholders as a dividend. Cytovia anticipates applying for listing of its securities on an eligible trading market at the appropriate time, which shall be subject to satisfaction of the exchange listing criteria and approval.

Recent Developments

Public Offering

On October 23, 2017, the Company announced the closing of its previously announced public offering (“Offering”) of units for gross proceeds of $18.0 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company. The offering was comprised of units, priced at a public offering price of $1,000 per unit. Each unit consists of one share of Series E Convertible Preferred Stock and 982 warrants (the “Warrants”), each of which entitles the holder to purchase one share of the Company’s common stock. The Warrants are initially exercisable at an exercise price of $1.10 per share and expire 7 years from the date of issuance. The Series E Preferred Stock is convertible into shares of common stock by dividing the stated value of the Series E Preferred Stock ($1,080) by the Conversion Price. The “Conversion Price” is as follows: (i) for the first 40 trading days following the closing of this offering, $1.10 per share of common stock (the “Set Price”), and (ii) after such 40 trading days, the lesser of (a) the Set Price and (b) 87.5% of the lowest volume weighted average price for the Company’s common stock during the five trading days prior to the date of the notice of conversion, subject to further adjustments. The Company received net proceeds of $14.7 million after underwriting discounts and commissions, offering expenses and the repayment of debt. Maxim Group LLC acted as sole book-running manager in connection with the Offering.

Acquisition of Ceplene Rights

On June 15, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Meda Pharma Sarl, a Mylan NV company to repurchase assets relating to Ceplene, including the right to commercialize Ceplene in Europe and to register and commercialize Ceplene in certain other countries. Immune sold certain of these Ceplene-related assets to Meda in 2012. Cytovia intends to build upon Meda’s Ceplene commercialization efforts in Europe, Asia and Latin America and to pursue continued development of Ceplene towards potential regulatory approval in the United States.

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

Our Business

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues

The Company recorded no revenue for the three months ended September 30, 2017 and 2016. The Company is in the early stages of development of its product candidates, and it has not completed the development of bertilimumab or other drug candidates. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense ($ in thousands)

	Three months ended September 30,
	2017	2016	Change

Research and development	$1,229	$2,338	$(1,109)

Research and development (“R&D”) expenses decreased by $1.1 million or 47%, driven by a reduction in expenses of $0.9 million related to the Company’s clinical trials of bertilimumab as a result of uncertain cash inflows experienced during the quarter plus a reduction of stock based compensation expense of $0.2 million, due to less stock option grants during the three months ended September 30, 2017 as compared to the same period in the prior period.

General and administrative expense ($ in thousands)

	Three months ended September 30,
	2017	2016	Change

General and administrative	$1,610	$1,646	$(36)

General and administrative (“G&A”) expenses decreased by $0.1 million or 2% due to a decrease in investor relations fees of $0.3 million due to decreased spending in 2017 and a decrease in rent expense of $0.1 million due to less office space offset by an increase in legal fees of $0.3 million during the three months ended September 30, 2017.

 Non-operating expense ($ in thousands)

	Three months ended September 30,
	2017	2016	Change

Non-operating expense	$3,212	$8,265	$(5,053)

Non-operating expense was $3.2 million during the three months ended September 30, 2017 compared with $8.3 million during the three months ended September 30, 2016. Non-operating expense for the three months ended September 30, 2017 consisted of amortization of original issue discount of $0.8 million for the May 2017 Convertible Notes and $0.4 million in liquidated damages on the November 2016 convertible notes. In addition, non-operating expense consisted of loss on extinguishment of debt of $2.1 million relating to the MEF I, LP Senior Secured Convertible Note and the Amendment of the May 2017 Convertible Notes.

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

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues

The Company recorded no revenue for the nine months ended September 30, 2017 and 2016.

Research and development expense ($ in thousands)

	Nine months ended September 30,
	2017	2016	Change

Research and development	$3,674	$6,294	$(2,620)

Research and development expenses decreased by $2.6 million or 42%, driven by lower licensing fee expense of $0.5 related to the license agreement with BioNanoSim Ltd which was recorded for the nine months ended September 30, 2016, a reduction in expenses of $2.2 million related to the Company’s clinical trials of bertilimumab as a result of uncertain cash inflows experienced during the nine months ended September 30, 2017 and a decrease in stock based compensation expense of $0.4 million. This was partially offset by an increase of $0.2 million due the expensing of lab equipment in the second quarter of 2017, an increase in R&D consulting of $0.2 million and an increase of $0.1 million in licensing fees.

General and administrative expense ($ in thousands)

	Nine months ended September 30,
	2017	2016	Change

General and administrative	$4,644	$4,982	$(338)

General and administrative expenses decreased by $0.3 million or 7.0% due a decrease in stock based compensation expense of $0.9 million, as there were more option grants for the nine months ended September 30, 2016 than for the nine months ended September 30, 2017 and a decrease in investor relations fees of $0.4 million due to decrease in spending in 2017. This was offset by an increase in audit and accounting services of $0.2 million in the nine months ended September 30, 2017 for services performed for the 2016 Form 10-K and an increase in legal fees of $0.8 million.

Non-operating expense ($ in thousands)

	Nine months ended September 30,
	2017	2016	Change

Non-operating expense	$6,422	$9,680	$(3,258)

Non-operating expense was $6.4 million during the nine months ended September 30, 2017 compared with $9.7 million during the nine months ended September 30, 2016. Non-operating expense for the nine months ended September 30, 2017 consisted of loss on extinguishment of $2.1 million relating to the repayment of the Hercules Loan Agreement and the MEF I, LP Senior Secured Convertible Note and the Amendment of the May 2017 Convertible Notes. In addition, non-operating expense consisted of amortization of original issue discount of $2.0 million for the May 2017 Convertible Notes, interest expense of $0.6 million relating to the April 2017 Convertible Notes, interest expense of $0.1 million and $0.3 million of amortization of original issue discount and early termination fee on the Loan Agreement with Hercules, $0.1 million of amortization of discount on amount due to Meda and $0.1 million of amortization of original issue discount on various other notes. In addition, interest expense included $0.8 million in liquidated damages and $0.3 million in redemption premium recorded on the November 2016 convertible notes.

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

Liquidity and Capital Resources

The following table summarizes select balance sheet and working capital amounts as at September 30, 2017 and December 31, 2016 ($ in thousands):

	As of	As of
	September 30,	December 31,
	2017	2016	Change

Cash	$76	$271	$(195)
Working capital deficit	$(13,642)	$(8,521)	$5,121
Notes and loans payable, current portion	$(5,519)	$(2,739)	$2,780

At September 30, 2017, the Company had a working capital deficit of $13.6 million. Accumulated deficit amounted to $110.4 million and $95.6 million at September 30, 2017 and December 31, 2016, respectively. Net loss for the three and nine months ended September 30, 2017 was $6.1 million and $14.7 million, respectively. Net loss for the three and nine months ended September 30, 2016 was $12.2 million and $21.0 million, respectively. Net cash used in operating activities was $5.2 million and $9.3 million for the nine months ended September 30, 2017 and 2016, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt offerings. As of September 30, 2017, the Company had approximately $76,000 in cash.

The Company has funded its operations primarily through the sale of equity and/or debt securities, including the sale of common stock, convertible notes, preferred stock and warrants. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q. This determination was based on the following factors as of the date of the end of the period covered by this Quarterly Report on Form 10-Q: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company may not identify commercial partners to support development of its drug candidates; (iii) if the Company fails to obtain the needed capital, it may be forced to delay, scale back, or eliminate some or all of its R&D programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Quarterly Report on Form 10-Q.

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

On October 23, 2017, the Company announced the closing of its previously announced public offering of units for gross proceeds of $18.0 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

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

Cash Flow Activities

The following table summarizes the Company’s cash flows for the periods set forth below ($ in thousands):

	Nine months ended September 30,
	2017	2016	Change
Net cash used in operating activities	$(5,217)	$(9,336)	$(4,119)
Net cash provided by (used in) investing activities	$37	$(114)	$151
Net cash provided by financing activities	$4,985	$5,224	$(239)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $5.2 million compared with net cash used in operating activities of $9.3 million for the nine months ended September 30, 2016. The net cash used in operating activities during the nine months ended September 30, 2017, exclusive of changes in operating assets and liabilities, was $8.1 million including the net loss of $14.7 million, non-cash stock based compensation expense of $0.3 million, depreciation and amortization, including debt discount and debt issuance costs of $2.5 million and loss on extinguishment of debt of $2.1 million. Changes in other assets and liabilities in the nine months ended September 30, 2017 was $2.9 million primarily due to a $3.0 million increase in accounts payable and an increase in other assets of $0.2 million, which was offset by a corresponding decrease in accrued liabilities of $0.3 million.

Net cash used in operating activities for the nine months ended September 30, 2016 was $9.3 million. The net cash used in operating activities during the nine months ended September 30, 2016, exclusive of changes in operating assets and liabilities, was $10.0 million. The net loss of $21.0 million for the nine months ended September 30, 2016 included non-cash charges for stock based compensation of $1.7 million and depreciation and amortization, including amortization of debt issuance costs of $0.8 million and changes in the fair value of derivative liability instrument of $8.7 million primarily associated with the Company’s Series D Preferred Stock. Changes in operating assets and liabilities in the nine months ended September 30, 2016 of $0.6 million positively impacted net cash used in operating activities primarily due to an increase in accounts payable of $1.2 million which was partially offset by a decrease in accrued expenses of $0.8 million.

Investing Activities

During the nine months ended September 30, 2017, the Company’s net cash provided by investing activities amounted to $37,000 primarily related to a decrease in restricted cash of $59,000, which was offset by $22,000 in purchases of computer software. For the nine months ended September 30, 2016, our net cash used in investing activities was $0.1 million primarily resulting from the payment of lab equipment.

Financing Activities

During the nine months ended September 30, 2017, the Company’s net cash provided by financing activities was $5.0 million. This was comprised of proceeds from the Equity Line financings of $5.4 million, net proceeds from the May 2017 Convertible Notes of $1.6 million, net proceeds from the April 2017 Convertible Notes of $0.4 million, and net proceeds from the August 2017 Convertible Notes of $0.5 million. This was partially offset by the repayment of $1.4 million related to the November 2016 convertible notes, $0.9 million repayment of the Loan Agreement with Hercules and $1.2 million payment of commitment and transaction fees.

For the nine months ended September 30, 2016, net cash provided by financing activities was $5.2 million primarily driven by the receipt of $1.9 million from the issuance of common stock related to the Regatta agreements and share purchase agreements entered into during the second and third quarters of 2016 which resulted in aggregate gross proceeds of $3.3 million. In addition, the Company received $0.9 million in loans from related parties, which were repaid during the nine months ended September 30, 2016 through the issuance of the Company’s common stock. This was partially offset by the payment of $0.8 million in principal repayments related to the Hercules loan as well as $0.2 million payments of financing fees related to the Regatta and share purchase agreements.

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting developments.

Off-Balance Sheet Arrangement

As of September 30, 2017, the Company had no off-balance sheet arrangements. Immune has no guarantees or obligations other than those, which arise out of the Company’s ordinary business operations.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of the Company’s significant accounting policies is contained in the notes to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies during the three and nine months ended September 30, 2017 other than those pronouncements noted below.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting: lack of sufficient entity level controls, lack of segregation of duties due to lack of sufficient accounting and finance personnel, accounting for complex financial transactions and lack of a sufficient technology infrastructure to support the financial reporting function. Management has begun implementing remedial measures, including leveraging the financial reporting expertise of the Company’s Chief Executive Officer. Remediation efforts will continue through the next several financial close cycles until such time as the Company’s management is able to conclude that its remediation efforts are effective.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, of any change to its internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The evaluation did not identify significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II. Other Information

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

Since our inception in July 2010, we have incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. For the fiscal year ended December 31, 2016, we incurred net losses of $32.7 million and a total accumulated deficit of $95.6 million. The Company’s net loss was $6.0 million and $14.7 million for three and nine months ended September 30, 2017, and its accumulated deficit was $110.4 million. The Company’s cash used in operations was $5.2 million and $9.3 million for the nine months ended September 30, 2017 and 2016, respectively. To date, we have financed our operations primarily through private placements of common stock and preferred stock, public offering, convertible debt securities and borrowings under secured loans. Our revenue to date has consisted of royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing bertilimumab, our phase 2 drug for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of bertilimumab, NanomAbs or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue the research and development of our product candidates.

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

At December 31, 2016, we had a working capital deficit of $8.5 million. Our accumulated deficit amounted to $95.6 million at December 31, 2016. Our net loss for the year ended December 31, 2016 was $32.7 million. Net cash used in operating activities for the year ended December 31, 2016 was $12.3 million. Operations since inception have been funded primarily with the proceeds from equity and debt financings. As of December 31, 2016, we had cash of $0.3 million. As of September 30, 2017, the Company had a working capital deficit of $13.6 million and its accumulated deficit was $110.4 million. The Company’s net loss was $14.7 million and $21.0 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s cash used in operations was $5.2 million and $9.3 million for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company had approximately $76,000 in cash. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to cease or curtail our development activities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on existing stockholders.

If we fail to comply with the continued listing standards closing bid requirements of the NASDAQ Capital Market LLC (“NASDAQ”), our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the NASDAQ. We must satisfy NASDAQ’s continued listing requirements, including, among other things, maintaining a minimum of $2.50 million of stockholders’ equity.

On August 23, 2017, we received written notice from the Listing Qualifications Department of NASDAQ that the Company no longer complies with the minimum stockholders’ equity requirement under NASDAQ Listing Rule 5550(b)(1) for continued listing on The NASDAQ Capital Market because the Company’s stockholders’ equity as reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 is below the required minimum of $2.5 million. The Company also does not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In accordance with NASDAQ Listing Rules, the Company has 45 calendar days, or until about October 6, 2017, to submit a plan to regain compliance. If the Company’s plan is accepted, NASDAQ may grant the Company an extension of up to 180 calendar days from the date of the notification letter to evidence compliance. Although the Company has submitted a plan of compliance to the NASDAQ and requested an extension to evidence compliance, there can be no assurance that such extension will be granted. Furthermore, in the past, the Company has received notifications from NASDAQ with respect to the failure to maintain a bid price of $1.00 per share, among others. Although the Company has cured such deficiencies, there can be no assurance that the Company will not encounter the same deficiencies in the future. Any failure to satisfy the continued listing requirements of NASDAQ may result in the delisting of our common stock from The NASDAQ Capital Market. A delisting of our common stock from the NASDAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

As of September 30, 2017, there were 13,676,961 shares of common stock outstanding, with 688,041 shares of common stock issuable upon exercise of outstanding options as of September 30, 2017 under our Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”); 715,413 shares of common stock issuable upon the exercise of warrants outstanding as of September 30, 2017, 152,355 shares potentially issuable upon the conversion of the April 2017 convertible notes, 480,000 shares potentially issuable upon the conversion of the May 2017 Convertible Notes, 1,589,879 shares potentially issuable upon conversion of the July 2017 Senior Secured Term Note, 300,000 shares potentially issuable upon conversion of the July 2017 Convertible Note, 858,000 shares potentially issuable upon conversion of the August 2017 Convertible Note and 149,500 shares potentially issuable upon the conversion of the September 2017 Convertible Notes. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2015 Plan. The issuance of additional shares of common stock, convertible securities or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants, convertible securities or options will have a dilutive impact on other shareholders and could have a material negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2017, we entered into an agreement in principle with Carmelit 9 Nehassim Ltd (“Carmelit”) for the sale of $0.3 million of original issue discount convertible debentures which are convertible into shares of our common stock upon shareholder approval. The proposed terms of the debentures are as follows: the debentures are convertible into an aggregate of 101,695 shares of our common stock based upon a conversion price of $2.95 per share, which conversion price is subject to adjustment. Notwithstanding the foregoing, in no event shall the conversion price fall below $1.00 per share. Pursuant to the terms of a proposed securities purchase agreement, Carmelit will receive 75,000 shares of our common stock subject to approval by shareholders of the Company. The transaction was consummated on August 24, 2017. In October 2017, subsequent to the closing of the public offering completed by the Company, the Company repaid the $0.3 million Carmelit Note.

On August 24, 2017, we entered into a securities purchase agreement with certain institutional investors for the sale of $858,000 in aggregate principal amount of original issue discount convertible debentures (the “August 2017 Convertible Notes”) which will not be convertible until we obtain shareholder approval for any such conversions. At that time, the August 2017 Convertible Notes will be convertible into shares of our common stock at a conversion price of $1.75 per share, subject to adjustment, but in no event may the conversion price fall below $1.00. The transaction closed on August 30, 2017. In October 2017, subsequent to the closing of the public offering completed by the Company, the August 2017 Convertible Notes.

In September 2017, the Company entered into a securities purchase agreement with certain institutional investors for the sale of $149,500 in aggregate principal amount of original issue discount convertible debentures for proceeds of $114,500 (the “September 2017 Convertible Notes”) which will not be convertible until we obtain shareholder approval for any such conversions. At that time, the September 2017 Convertible Notes will be convertible into shares of our common stock at a conversion price of $1.75 per share, subject to adjustment, but in no event may the conversion price fall below $1.00. The September 2017 Convertible Notes matured upon the consummation of the public offering completed by the Company in October 2017. In October 2017, subsequent to the closing of the public offering, the Company repaid the September 2017 Convertible Notes.

The securities were issued pursuant to exemptions from the registration requirements of the Securities Act

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Assignment Agreement, dated July 7, 2017, by and among Immune Pharmaceuticals Inc. and certain of its subsidiaries, MEF I, L.P. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017).

10.2	Exchange Agreement, dated July 7, 2017, by and among Immune Pharmaceuticals Inc. and MEF I, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017).

10.3	Convertible Promissory Note, dated July 7, 2017, by and among Immune Pharmaceuticals Inc. and MEF I, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017).

10.4	Licensing Agreement, dated July 10, 2017, by and between Cytovia, Inc, a subsidiary of Immune Pharmaceuticals Inc. and Pint Pharma International S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2017).

10.5	Employment Agreement, dated August 14, 2017, between Immune Pharmaceuticals Inc. and Dr. Tony Fiorino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2017)

10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2017)

10.7	Form of Convertible Debenture (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2017)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.
** Furnished herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Elliot Maza
Elliot Maza
President and Chief Executive Officer
(Principal Executive Officer)
November 14, 2017

By:	/s/ John C. Militello
John C. Militello
VP of Finance, Controller and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
November 14, 2017

