Form 10-Q
period 2018-03-31
IMMUNE PHARMACEUTICALS INC
filed 2018-05-15
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 11, 2018, 32,003,280 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except share amounts)

	March 31,
	2018	December 31,
	(Unaudited)	2017

ASSETS
Current assets
Cash and cash equivalents	$2,734	$6,776
Other current assets	215	255
Total current assets	2,949	7,031
Property and equipment, net	31	-
In-process research and development acquired	15,000	15,000
Intangible assets, net	6,247	6,477
Other assets	100	100
Total assets	$24,327	$28,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,683	$3,569
Accrued expenses	2,267	2,120
Advances from related parties	274	266
Notes and loans payable, current portion, net of debt discount	3,172	3,296
Total current liabilities	9,396	9,251
Notes and loans payable, net of current portion	1,434	1,457
Deferred tax liability	4,142	4,142
Total liabilities	14,972	14,850

Commitments and contingencies (Note 12)

Stockholders’ Equity
Series E Preferred Stock, net of discount, par value $0.0001, 18,000 shares authorized, 5,529 and 12,191 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value; authorized 225,000,000 shares; 32,003,280 and 21,002,212 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	127,272	127,292
Accumulated deficit	(117,920)	(113,536)
Total stockholders’ equity	9,355	13,758
Total liabilities and stockholders’ equity	$24,327	$28,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

(Unaudited)

	For The Three Months
	Ended March 31,
	2018	2017
Revenue	$-	$-

Costs and expenses:
Research and development	2,394	1,028
General and administrative	1,932	1,667
Total costs and expenses	4,326	2,695
Loss from operations	(4,326)	(2,695)

Non-operating expense:
Interest expense	(65)	(1,055)
Change in fair value of derivative instrument	26	-
Other expense, net	(19)	(3)
Total non-operating expense:	(58)	(1,058)
Net loss	(4,384)	(3,753)
Net loss attributable to common stockholders	$(4,384)	$(3,753)
Basic and diluted loss per common share	$(0.15)	$(0.43)

Weighted average common shares outstanding - basic and diluted	29,998,972	8,799,077

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

(Unaudited)

	Series E Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	12,191	$-	21,002,212	$2	$127,292	$(113,536)	$13,758

Conversion of Series E Preferred Stock and dividends	(6,662)	-	10,901,068	1	(1)	-	-
Common stock issued to consultant	-	-	100,000	-	38	-	38
Share-based compensation	-	-	-	-	82	-	82
Series E Preferred Stock dividends	-	-	-	-	(139)	-	(139)
Net loss	-	-	-	-	-	(4,384)	(4,384)

Balance at March 31, 2018	5,529	$-	32,003,280	$3	$127,272	$(117,920)	$9,355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,384)	$(3,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230	95
Amortization of debt discount	65	222
Share-based compensation	82	263
Change in fair value of derivative instrument	(26)	-
Issuance of common stock to consultant	38	-
Accretion of redemption premium on convertible note	-	300
Changes in operating assets and liabilities:
Other assets	40	(39)
Accounts payable	114	227
Accrued expenses and advances from related parties	149	(208)
Net cash used in operating activities	(3,692)	(2,893)
Cash flows from investing activities:
Purchase of property and equipment	(31)	(22)
Net cash used in investing activities	(31)	(22)
Cash flows from financing activities:
Payment of Series E Preferred Stock dividends	(114)	-
Repayment of Mablife Notes Payable	(205)	-
Proceeds received from HLHW financings	-	4,910
Financing fees paid on HLHW financings	-	(90)
Payment of commitment fees related to March 2017 HLHW Equity Line	-	(546)
Proceeds from amending certain securities purchase agreements	-	238
Repayment of capital lease	-	(9)
Repayment of convertible debt	-	(1,350)
Repayment of loans payable	-	(432)
Net cash (used in) provided by financing activities	(319)	2,721
Net decrease in cash, cash equivalents and restricted cash	(4,042)	(194)
Cash, cash equivalents and restricted cash at beginning of period	6,776	305
Cash and cash equivalents at end of period	$2,734	$111

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$91
Supplemental disclosure of non-cash financing activities:
Common stock issued to settle liabilities	-	14
Conversion of Series E Preferred Stock to Common Stock	1	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1. Description of Business

Immune Pharmaceuticals Inc., together with its subsidiaries (collectively, “Immune” or the “Company”, or “us”, “we”, “our”) is a clinical stage biopharmaceutical company specializing in the development of novel targeted therapeutic agents in the fields of inflammation, dermatology and oncology.

Our lead product candidate is bertilimumab, a first-in-class, fully human antibody, currently undergoing testing in phase 2 clinical trials as a therapeutic agent for the treatment of bullous pemphigoid (“BP”) and ulcerative colitis (UC”). Bertilimumab targets eotaxin-1, a key regulator of inflammation. Also, we are developing a topical nano-encapsulated formulation of cyclosporine-A, which we refer to as “NanoCyclo”, for the treatment of atopic dermatitis (“AD”) and psoriasis.

Our oncology portfolio includes Ceplene, which is approved in the European Union for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”), in combination with interleukin-2 (IL-2), Azixa and crolibulin, two clinical-stage, vascular disrupting agents (“VDA”), which have demonstrated preliminary proof of concept study results. In addition, we own the rights to two oncology platform assets, consisting of a bispecific antibody platform and a nanotechnology combination platform, which we refer to as “NanomAbs”.

In April 2017, we announced a corporate restructuring with the objective of prioritizing and segregating our research and development efforts and strengthening our financial position. Accordingly we had announced plans to separate our oncology business as a separate, stand-alone company, through a proposed spinoff of Cytovia Inc, our wholly-owned subsidiary (“Cytovia”). The contemplated spin-off was subject to the satisfaction of certain conditions, including separate capitalization from third-party sources to fund Cytovia’s start-up costs, expenses of the spin-off, payment of costs related to Ceplene and other relevant items. However, following careful consideration by Immune’s board of directors, and with the agreement of Dr. Teper, as of May 1, 2018, our board of directors has determined that it is in the best interest of the Company and its shareholders to terminate the spin-off process and pursue other strategic alternatives for Cytovia in order to monetize its assets through a sale, disposition or similar transaction. In addition, on May 1, 2018, Dr. Daniel Teper, chief executive officer of Cytovia and member of the board of directors of both Immune and Cytovia, tendered his resignation from each of these positions, effective immediately. The Board accepted his resignation, which was not due to any disagreement with the Company. See Risk Factors for risks and other matters related to our oncology assets.

Our pain portfolio includes AmiKet and AmiKet Nano, a topical analgesic cream containing amitriptyline and ketamine for the treatment of postherpetic neuralgia (“PHN”) and diabetic peripheral neuropathy (“DPN”). We are determining the optimal path forward for this program.

As of March 31, 2018, we did not have any self-developed or licensed products approved for sale by the United States Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any of our products will obtain necessary United States or foreign government regulatory approval or that any approved products will be commercially viable.

Our common stock is listed on the Nasdaq Capital Market (“NASDAQ”) under the symbol IMNP. On April 12, 2017, we announced a reverse stock split of our shares of common stock at a ratio of 1-for-20. Our common stock began trading on a post-split basis on NASDAQ beginning with the opening of trading on April 13, 2017. Our shareholders ratified the effectiveness of the April 2017 reverse stock split at our Annual Meeting of Stockholders, held and adjourned on February 15, 2018, and reconvened on February 23, 2018. All share and per share amounts in this Form 10-Q have been reflected on a post-split basis. On February 8, 2018, we announced on a Current Report on Form 8-K that we failed to comply with certain listing requirements of Nasdaq Stockholm and, therefore, our shares of common stock would no longer trade on Nasdaq First North Stockholm as of March 29, 2018; however, such delisting action did not affect the Company's trading status on the Nasdaq Capital Market in the United States.

Note 2. Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern despite insufficient available cash as of the date of this filing to fund the anticipated level of operations for at least the next 12 months from the issuance of this report is dependent on our ability to raise capital and monetize assets through the sale or licensing of drug candidates under development or our oncology asset portfolio.

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

We have generated losses from operations since inception and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. We had negative working capital of approximately $6.4 million and an accumulated deficit of $117.9 million as of March 31, 2018. Our net loss was $4.4 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively. Cash used in operations was $3.9 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively. We had approximately $2.7 million in cash as of March 31, 2018.

We will require additional financing over the next twelve months to continue at our expected level of operations. We may be forced to delay, scale back, sell or out-license or eliminate some or all of our R&D programs if we fail to obtain the needed capital on a timely basis. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during the next twelve months. We anticipate continuing to issue equity and/or debt securities as a source of liquidity, until we begin to generate positive cash flow to support our operations. Any future sales of securities to finance operations will dilute existing stockholders' ownership. We cannot guarantee when or if we will generate positive cash flow.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2017 filed on April 2, 2018. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments, including normal and recurring accruals, necessary to present fairly the Company's consolidated financial position as of March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2018 and 2017.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported periods. Significant estimates include impairment of long lived assets (including intangible assets and In-Process R&D (“IPR&D”)), amortization period of intangible assets, fair value of stock based compensation, fair value of warrants and derivative liabilities, and valuation of deferred tax assets and liabilities. Actual results could differ from those estimates.

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

We perform an analysis annually to determine whether an impairment of intangible assets has occurred. In particular, we evaluated the AmiKet IPR&D as of December 31, 2017 for impairment. There was no impairment as of December 31, 2017. See In-Process Research and Development below for a further discussion regarding the valuation of the AmiKet IPR&D.

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

We recorded an asset, IPR&D, with an initial book value of $27.5 million, related to the acquisition of AmiKet in August 2013 as part of the merger with Epicept. We completed an impairment analysis of the IPR&D as of December 31, 2016 and concluded that the following factors indicate that the IPR&D asset was impaired: a decision by management to delay indefinitely any further development of AmiKet; the failure to sell or license AmiKet to a third party; and the significant reduction in our market capitalization. For the year ended December 31, 2016, we recorded an impairment charge of $12.5 million in our consolidated statement of operations, which represents the excess of the IPR&D asset’s carrying value over its estimated fair value. The estimated fair value of the IPR&D asset as of December 31, 2016 of $15 million was based upon the value ascribed to AmiKet in an arm’s length agreement, which we negotiated with an unrelated third party.

In the fourth quarter of 2017, we decided to apply the nano-encapsulation technology to AmiKet and develop Amiket Nano as a next generation, improved formulation of AmiKet. Previously, we had considered developing Amiket Nano but temporarily abandoned the project to focus on other development programs. Current management has decided to renew AmiKet Nano development activities based on the results of the BNS research. Additionally, the incorporation of the nano-encapsulation technology with AmiKet provides significant new patent protection for AmiKet Nano.

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

Stock-based Compensation

We recognize compensation expense for all equity-based payments. Stock based compensation issued to employees is accounted for under ASC 718, Compensation - Share Compensation (“ASC 718”). We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. The Black-Scholes valuation model requires the use of certain assumptions as inputs, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. We utilize the short cut method per the provisions of ASC 718 to calculate the expected life of the options. We base the risk-free interest rate on the rates paid on securities issued by the United States Treasury with a term approximating the expected life of the options. We estimate expected stock price volatility for our common stock by taking the average historical price volatility for industry peers combined with the our historical data based on daily price observations. Estimates of pre-vesting option forfeitures are based on our experience. We adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and impacts the amount of compensation expense to be recognized in future periods.

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

Recently Issued Accounting Standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

New accounting standards which have been adopted

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. ASU 2016-01 was effective for us beginning in the first quarter of 2018. Adoption of ASU 2016-01 did not have a material effect on our consolidated financial statements as we do not hold any publicly traded equity investments.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (“ASU 2016-15”). ASU 2016-15 clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. ASU 2016-15 was effective for us in our first quarter of fiscal 2018. We did not have any changes to the presentation of our Consolidated Statement of Cash Flows upon adoption of the standard.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized as current period income tax expense or benefit and removes the requirement to defer and amortize the consolidated tax consequences of intra-entity transfers. ASU 2016-16 was effective for us in our first quarter of fiscal 2018. Adoption of ASU 2016-16 did not have a material effect on our consolidated financial statements as we did not have any intra-entity transfers of assets.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” (“ASU 2016-18”). The amendments of ASU No. 2016-18 were issued to address the diversity in classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows which is currently not addressed under Topic 230. The ASU requires an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. ASU 2016-18 was effective for us in our first quarter of fiscal 2018. Adoption of ASU 2016-18 resulted in reclassification of restricted cash in the consolidated statements of cash flows for the three months ended March 31, 2017.

New accounting standards which have not yet been adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (“ASU 2016-02”). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For income statement purposes, ASU 2016-02 will require leases to be classified as either an operating or finance lease. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for us on January 1, 2019. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures as we expect to have aggregate future minimum lease payments under future non-cancelable leased office space.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 provides guidance for improving and more closely aligning a company’s financial reporting of its hedging relationships with the objective of a company’s risk management activities. Among other provisions, the new standard (1) eliminates the separate measurement and reporting of hedge ineffectiveness and (2) permits an entity to recognize in earnings the initial value of an excluded component under a systematic and rational method over the life of the derivative instrument. The new standard will be effective for us on January 1, 2019. We do not expect the adoption of ASU 2017-12 to have a material effect on our consolidated financial statements as we do not anticipate engaging in any hedging activities.

In March 2018, the FASB Issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). ASU 2018-05 was issued to incorporate into Topic 740 recent SEC guidance related to the income tax accounting implications of the Tax Cut and Jobs Act (the "Tax Act"). The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 permits companies to disclose that some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements, and if possible, disclose a reasonable estimate of such tax effects. ASU 2018-05 is effective immediately. ASU 2018-05 permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional accounting impacts for us may change in future reporting periods until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019.

Note 4. Derivative Financial Instruments

We account for derivative financial instruments in accordance with ASC 815-40, “Derivative and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). Instruments that do not have fixed settlement provisions are deemed to be derivative instruments.

On July 17, 2017, we entered into an agreement in principle with Carmelit 9 Nehassim Ltd (“Carmelit”) for the sale of original issue discount convertible notes (the “Carmelit Notes”). Also, the holder is entitled to receive 75,000 shares of our common stock subject to approval by our shareholders. We accounted for the obligation to issue Carmelit 75,000 shares as a derivative under ASC 815 because shareholder approval is not within our control and failure to obtain the approval would trigger net-cash settlement. Therefore and because shareholder approval has not been obtained to date, we classified the obligation as a derivative liability with an offset to debt discount on the debt in our consolidated financial statements, recorded at fair value and subject to mark to market until the shares are issued upon shareholder approval. We recorded the derivative liability of $207,750 at inception based on the closing price of our shares on that date. As of March 31, 2018, the fair value of these shares was $26,250 based on the closing price of our shares and we recorded the change in fair value of $16,500 for the three months ended March 31, 2018.

On October 27, 2017, we entered into an agreement with a consultant providing for the issuance of 50,000 shares to the consultant as partial consideration for the performance of investor relations services. We accounted for the obligation to issue the shares as a derivative because the issuance was subject to Immune Board approval, which was not obtained as of December 31, 2017. We recorded a derivative liability of $40,500 at inception based on the closing price of our shares on that date. Following receipt of board approval, in March 2018, we issued 50,000 shares to the consultant and extinguished the derivative liability. The fair value of these shares was $19,000 based on the closing price of our shares and we recorded the change in fair value of $9,500 for the three months ended March 31, 2018.

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The financial instruments recorded in our consolidated balance sheets consist primarily of cash, notes payable and accounts payable. The carrying amounts of our cash and accounts payable approximate fair value due to their short-term nature. The fair value of our debt approximates its carrying value of approximately $4.8 million. We had no other financial liabilities or assets that were measured at fair value as of March 31, 2018.

Note 6. Intangible Assets

Our intangible assets consist of licenses and patents relating to our bertilimumab and oncology programs, and were determined by management to have useful lives ranging between seven and fifteen years. We amortize these intangible assets on a straight-line basis.

On June 15, 2017, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Meda Pharma SARL, a Mylan N.V. company (“Meda”) to repurchase assets relating to Ceplene (histamine dihydrochloride) including the right to commercialize Ceplene in Europe and to register and commercialize Ceplene in certain other countries, for a fixed consideration of $5.0 million payable in installments over a three-year period and additional contingent payments of $3.0 million which consists of $1.5 million due in year 4 upon the initial achievement of $12.0 million in revenue and $1.5 million due in year 5 upon the initial achievement of $15.0 million in revenue. We sold certain of these Ceplene-related assets to Meda in 2012. The assets acquired from Meda include rights to marketing authorizations, trademarks, patents, and other intellectual property related to Ceplene and its use.

In addition, on June 15, 2017, substantially contemporaneous with the entry into the Asset Purchase Agreement, we entered into a Standby Financing Agreement (the “Standby Financing Agreement”) with Daniel Kazado (the “Standby Financer”) a member of our board of directors and a beneficial owner of our capital stock. See Note 13 for a further description of the Standby Financing Agreement. Currently, we are contemplating the sale or other disposition of Cytovia and/or its assets, pursuant to which we intend to include the $5.0 million financial obligations contemplated by the Asset Purchase Agreement as part of such sale or other disposition on a basis and on terms that are acceptable to our board of directors and, if attainable, without recourse to us. We intend to maintain the regulatory status of Ceplene and our oncology assets while we pursue a strategic transaction, however, management and our board of directros will make decisions in the best interest of its shareholders as this process progresses.

We treated the acquisition as an asset acquisition in accordance with ASC 805, “Business Combinations”. We recorded the purchase price for the underlying patents as intangible assets and recorded the present value of the future payments due under the Asset Purchase Agreement of $4.2 million as a corresponding liability. The present value of future payments due under the Asset Purchase Agreement was determined by using our then current borrowing rate of 15% as the relevant discount rate for present value calculations. As of March 31, 2018, the amount due to Meda on a present value basis, classified as current and long term notes payable is $3.0 million and $1.4 million, respectively. The estimated useful life of these intangible assets is seven years.

The value of our amortizable intangible assets including gross asset value and carrying value is summarized below ($ in thousands):

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Ceplene Acquisition Intangibles	Total

Balance as of December 31, 2017	$1,419	$383	$381	$318	$3,976	$6,477
Amortization	(42)	(12)	(11)	(11)	(154)	(230)
Balance, March 31, 2018	$1,377	$371	$370	$307	$3,822	$6,247

Gross asset value	$2,509	$694	$700	$547	$4,310	$8,760
Accumulated Amortization	(1,132)	(323)	(330)	(240)	(488)	(2,513)
Balance, March 31, 2018	$1,377	$371	$370	$307	$3,822	$6,247

Amortization expense amounted to $230,000 and $77,000 for the three months ended March 31, 2018 and 2017, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at March 31, 2018 is as follows ($ in thousands):

Period Ending March 31,	Amount
2019	$921
2020	921
2021	907
2022	905
2023	905
Thereafter	1,688
Total	$6,247

Note 7. Accrued Expenses

Accrued expenses consist of the following ($ in thousands):

	March 31,	December 31,
	2018	2017
Professional fees	$68	$284
Consulting fees	529	691
License fees	421	421
Dividends	242	216
Salaries and employee benefits	324	105
Other	683	403
Total	$2,267	$2,120

Note 8. Notes and Loan Payable

We are party to loan agreements as follows ($ in thousands):

	March 31,	December 31,
	2018	2017
Mablife Notes Payable (1)	$182	$394
Asset Acquisition Payable, net of discount of $0.6 million (2)	4,424	4,359
Total notes and loans payable	$4,606	$4,753

Notes and loans payable, net of debt discount, current portion	$3,172	$3,296
Notes and loans payable, noncurrent portion	1,434	1,457
Total notes and loans payable, net of discount	$4,606	$4,753

Repayments under the Company’s existing debt agreements consist of the following ($ in thousands):

Period Ending March 31,	Amount
2019	$3,367
2020	1,020
2021	1,000
Total	$5,387

MabLife Notes Payable (1)

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

For the three months ended March 31, 2018 and 2017, interest expense was $0.

Asset Acquisition Payable (2)

In conjunction with the Asset Purchase Agreement with Meda described in Note 6, we agreed to pay a fixed consideration of $5.0 million, payable in installments over a three-year period as follows: (i) $1.5 million on the earlier of: (1) the successful transfer to us of all of the marketing authorizations for the product or (2) the date which is six months after the Completion Date (as defined in the Asset Purchase Agreement); (ii) $1.5 million on the first anniversary of the Completion Date; (iii) $1.0 million on the second anniversary of the Completion Date; and (iv) $1.0 million on the third anniversary of the Completion Date. We recorded current and long-term debt of $3.0 million and $1.4 million, respectively, representing the amount due to Meda calculated on a present value basis. For the three months ended March 31, 2018, interest expense was $65,000.

We are currently in default under the Asset Purchase Agreement. If not cured, we bear significant risk to our business plan regarding Ceplene, including the loss of such rights. Under the Asset Purchase Agreement, we were obligated to make a payment to Meda of $1,500,000 (the “First Initial Consideration”) no later than December 15, 2017. Under that agreement, we had a 30-day grace period to make the payment or agree to a payment plan with Meda. On January 31, 2018, Meda delivered to us a default notice, demanding payment of the First Initial Consideration no later than February 15, 2018. We have yet to make this payment. Accordingly, Meda could terminate the Asset Purchase Agreement and cause us to forfeit the European rights to Ceplene without consideration to us and cancel our further obligations under the agreement except the First Initial Consideration would remain due and payable. If such action were to occur, we would need to either agree to a new license with Meda or renegotiate terms of a purchase from Meda of the European rights to Ceplene. There can be no guarantee that that we would be able to come to terms with Meda. Loss of the European rights to Ceplene would impair our ability to execute our business plan with respect to our oncology related assets and have a negative effect on our financial condition.

Note 9. Income Taxes

The Company has recognized a deferred tax liability of $4.1 million as of March 31, 2018 and December 31, 2017 related to the purchase of the AmiKet IPR&D. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the merger with Epicept Ltd. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. Accordingly, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at March 31, 2018 and December 31, 2017.

Note 10. Stockholders’ Equity

(a) Stock options and stock award activity

The following table illustrates the common stock options granted during the three months ended March 31, 2018:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January - March 2018	5,000	$0.34	$0.29	Immediately	Volatility	114%
						Risk free interest rate	2.22%
						Expected term, in years	6
						Dividend yield	0.00%

The following table illustrates the common stock options granted during the three months ended March 31, 2017:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management,	January - March 2017	131,500	$4.00	$3.60	1-3 years	Volatility	109%
Directors and						Risk free interest rate	2.29%-2.53%
Employees						Expected term, in years	6-10
						Dividend yield	0.00%

The following table illustrates the stock awards during the three months ended March 31, 2018. There were no stock awards during the three months ended March 31, 2017:

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms

Consultants	January – March 2018	100,000	$0.38	Immediately

The fair value of stock awards was determined using the share price on the date of grant.

The following table summarizes information about stock option activity for the three months ended March 31, 2018:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	519,014	$9.80	$0.80 - $80.00	$9.40	$-
Granted	5,000	$0.34	$0.34	$0.29	$-
Forfeited/cancelled	(9,438)	$21.45	$8.00-$80.00	$16.25	-
Outstanding at March 31, 2018	514,576	$9.40	$0.34 - $61.00	$9.20	$-
Exercisable at March 31, 2018	379,972	$12.20	$0.34 - $61.00	$12.00	$-

As of March 31, 2018, unamortized stock-based compensation for stock options was $0.3 million, with a weighted-average recognition period of approximately 1.7 years.

(b) Warrants

There were no warrants granted during the three months ended March 31, 2018. The following table illustrates warrants granted during the three months ended March 31, 2017:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January - March 2017	52,910	$10.00	$3.80	Immediately	Volatility	109%
						Risk free interest rate	1.89%
						Expected term, in years	5
						Dividend yield	0.00%

The following table summarizes information about warrants outstanding at March 31, 2018:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding at December 31, 2017	18,695,677	$3.00	$0.86-$200.00
Warrants issued	-	-	-
Warrants expired	-	-	-
Outstanding and exercisable at March 31, 2018	18,695,677	$3.00	$0.86-$200.00

Stock-based compensation expense for stock options awards and warrants for the three months ended March 31, 2018 and 2017 was $0.1 million and $0.3 million, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

(c) Series E Convertible Preferred Stock

For the three months ended March 31, 2018, 6,662 shares of Series E Convertible Preferred Stock were converted into 10,901,068 shares of our common stock. For the three months ended March 31, 2018, we recorded dividends of approximately $139,000.

Note 11. Loss Per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the three months ended March 31, 2018 and 2017 excludes shares underlying stock options and warrants and convertible preferred because the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares are summarized as follows:

	Three Months Ended March 31,
	2018	2017
Common stock options	514,576	500,437
Common shares issuable upon conversion of Series E Preferred Stock (not including dividends)	9,047,455	-
Warrants	18,695,677	632,080
Total shares excluded from calculation	28,257,708	1,132,517

Note 12. Commitments and Contingencies

(a) Leases

Effective May 1, 2017, we relocated our headquarters to 550 Sylvan Avenue, Englewood Cliffs, New Jersey under a lease agreement. Lease expense is $2,950 per month. The lease may be terminated upon two months’ written notice to the landlord. Cytovia occupies shared office space on a month-to-month basis at 12 E 49th Street, New York, New York. Rent expense is approximately $3,500 per month. Immune Ltd. occupies shared office space on a month-to-month basis in Tel-Aviv and Jerusalem, Israel. Combined rent expense is approximately $2,900 per month.

In February 2018, we entered into a lease agreement for our new headquarters at One Bridge Plaza, Fort Lee, New Jersey which will commence upon the completion of work by the landlord for a term of seventy-five months with the first three months’ rent abated. We expect this to occur in the third quarter of 2018. Annual fixed base rent for the first year is $74,000, the second year is $102,000, the third year is $105,000, the fourth year is $108,000, the fifth year is $111,000, the sixth year is $115,000 and the final three months is $29,000.

We recorded rent expense of $28,000 and $142,000 for the three months ended March 31, 2018 and 2017, respectively.

(b) Licensing Agreements

We are a party to several research and licensing agreements, including iCo, BNS, Yissum, Dalhousie, MabLife, Atlante and Shire Biochem, which may require us to make payments to the other party upon the attaining certain milestones or as royalties as defined in the agreements.

(c) Litigation

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs, Kenton L. Cowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of us on all causes of action.

In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial. On October 9, 2015, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On February 13, 2018, the Appellate Court affirmed the district court’s judgment in favor us.

During the three months ended March 31, 2018 and 2017, we incurred no legal costs in connection with this litigation matter.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Note 13. Related Party Transactions

Dr. Teper, our former CEO and former member of our Board, advanced cash to us of approximately $0.3 million, which remains owed as of March 31, 2018. This amount has been reflected in advances from related parties in our consolidated balance sheets.

As of March 31, 2018, there is approximately $0.1 million owed to our directors and management for directors fees and expense reimbursements.

On June 15, 2017, substantially contemporaneous with the entry into the Asset Purchase Agreement (see Note 8), we entered into a Standby Financing Agreement (the “Standby Financing Agreement”) with Daniel Kazado (the “Standby Financer”), a member of our board of directors and a beneficial owner of the our capital stock. Currently, we are contemplating the sale or other disposition of Cytovia and/or its assets, pursuant to which we intend to include the $5.0 million financial obligations contemplated by the Asset Purchase Agreement as part of such sale or other disposition on a basis and on terms that are acceptable to our board of directors and, if attainable, without recourse to us. The Standby Financing Agreement remains in effect in order to support the financial obligations of the Company to pay the fixed consideration installments, in the aggregate amount of $5,000,000, due under and in accordance with the terms of the Asset Purchase Agreement. In the event that we cannot effectuate the sale or disposition of Cytovia or its assets on terms reasonably acceptable to us and in a timeline necessary to satisfy the financial obligations of the Asset Purchase Agreement (including, without limitation, that such funding be on a basis that is without recourse to us), then, pursuant to the terms of the Standby Financing Agreement, the Standby Financer shall lend us or Cytovia (as determined in the discretion of our board of directors) an amount in immediately available funds equal to the fixed consideration installment payment then due and payable under the Asset Purchase Agreement (the “Standby Commitment”). The loan made by the Standby Financer in respect of such fixed payment shall be evidenced by a promissory note in an aggregate principal amount equal to the amount of funds lent by the Standby Financer. The Standby Commitment shall expire on the earliest of (a) satisfaction in full by the Standby Financer of his obligations under the Standby Financing Agreement, (b) Cytovia having obtained funding on terms reasonably acceptable to us and (c) the Company having been fully discharged of and released from all liability of all of its obligations under the Asset Purchase Agreement.

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

Additionally, in connection with the Licensing Agreement, the parties thereto agreed that Pint Gmbh, an affiliate of Pint, will separately enter into an investment agreement upon satisfaction of the condition that the commercialization of the Ceplene and the Combination Therapy has been met (defined to mean when Ceplene is commercialized by Pint together with a new product in Territory) has been met, pursuant to which and subject to the terms of such investment agreement when entered, Pint Gmbh will make to an investment of $4.0 million at series A valuation into Cytovia in exchange for an equity interest in Cytovia. Upon completion of the $4.0 million initial investment by Pint, Pint shall have the right to appoint one director to the Board of Cytovia. We are currently contemplating the sale, disposition or other strategic transaction involving Cytovia and/or its assets. This process is in its early stages and, therefore, it is too soon to definitively state how the Licensing Agreement will be impacted or addressed, or if a sale or other disposition will be consummated.

Note 15. Subsequent Events

In April 2017, we announced plans to separate our oncology business as a separate, stand-alone company, including through a proposed a spinoff of Cytovia Inc, our wholly-owned subsidiary (“Cytovia”). The contemplated spin-off was subject to the satisfaction of certain conditions, including separate capitalization from third-party sources to fund Cytovia’s start-up costs, expenses of the spin-off, payment of costs related to Ceplene and other relevant items. However, following careful consideration by Immune’s board of directors, and with the agreement of Dr. Teper, as of May 1, 2018, our board of directors has determined that it is in the best interest of the Company and its shareholders to terminate the spin-off process and pursue other strategic alternatives for Cytovia to monetize its assets, including a sale, other disposition or similar transaction. In addition, on May 1, 2018, Dr. Daniel Teper, chief executive officer of Cytovia and member of the board of directors of both Immune and Cytovia, tendered his resignation from each of these positions, effective immediately. The Board accepted his resignation. Dr. Teper’s resignation was not due to any disagreement with us. See Risk Factors for risks and other matters related to our oncology assets.

On May 9, 2018, we received a complaint against us, our subsidiary, our former CEO and Board Member, Daniel Teper and our former CFO, Serge Goldner, for approximately $2.8 million that was filed in the Tel Aviv District Court based on an agreement with our subsidiary, from 2011, relating to a loan of $260,000 which was repaid in full in 2011. The plaintiff claimed that the damages were based on certain warrants to purchase shares of our common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages that it did not receive. In October 2014, we received a written demand from the plaintiff for damages and the parties discussed a settlement of this matter; however, until receipt of the complaint, we had not heard from the plaintiff since 2015. At this very early stage, we are unable to assess the validity or merits of the claim. We will review the claims and intend to vigorously defend against this action.

On May 14, 2018, Immune Pharmaceuticals Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors for the sale of up to $2.225 million of original issue discount convertible debentures.

Assuming that all of the convertible debentures are issued, the debentures are convertible at any time at a conversion price of $0.375 per share, subject to adjustment upon an event of default or significant corporate transaction, provided that unless shareholder approval is obtained, the maximum amount of shares of the Company’s common stock that may be issued upon conversion is 6,397,456 shares of common stock (or 19.99% of the issued and outstanding shares of common stock on the closing date). The conversion price is not subject to adjustment for future equity issuances at prices below the then prevailing conversion price and the Company is under no obligation to obtain shareholder approval in connection with the offering.

The debentures are due and payable upon the earlier of (a) November 13, 2018 and (b) the closing by the Company of one or more subsequent financings with gross proceeds to the Company equal to at least $3,000,000 in the aggregate. The debentures represent senior indebtedness of the Company.

Maxim Group LLC is acting as the sole placement agent for the offering.

The closing of the transaction is subject to customary closing conditions set forth in the transaction documents. We expect to close this transaction by or before May 18, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on April 2, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. We have based these forward-looking statements on our current expectations and projections of future events. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward-looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of our drug candidates, to the establishment of corporate collaborations, and to our operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further clinical trials. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2017, and those updated Risk Factors set forth in this Quarterly Report on Form 10-Q, for the period ended March 31, 2018.

Overview

We are a clinical stage biopharmaceutical company specializing in the development of novel targeted therapeutic agents in the fields of immunology, inflammation, dermatology and oncology.

Our lead product candidate is bertilimumab, a first-in-class, fully human, anti-eotaxin-1 antibody, currently in phase 2 clinical trials for bullous pemphigoid (“BP”) and ulcerative colitis (“UC”). Also, we are developing “NanoCyclo,” a topical nano-encapsulated formulation of cyclosporine, for the treatment of atopic dermatitis (“AD”) and psoriasis.

Our pain portfolio includes AmiKet and AmiKet Nano, a topical analgesic cream containing amitriptyline and ketamine for the treatment of postherpetic neuralgia (“PHN”) and diabetic peripheral neuropathy (“DPN”). We are determining the optimal path forward for this program.

Our oncology portfolio includes Ceplene, which is approved in the European Union for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) in combination with interleukin-2 (IL-2), Azixa and crolibulin, two clinical-stage, vascular disrupting agents (“VDA”) which have demonstrated encouraging preliminary proof of concept study results. In addition, we have two oncology platform assets, consisting of a bispecific antibody platform and a nanotechnology combination platform, which we refer to as “NanomAbs.” We intend to divest these oncology assets, which are held in our oncology-focused subsidiary, Cytovia Inc..

Summary of Immune’s Asset Portfolio

Program	Primary Indication(s)	Status
Bertilimumab	Bullous Pemphigoid	Phase 2
	Ulcerative colitis	Phase 2
NanoCyclo	Atopic Dermatitis, Psoriasis	Preclinical
Ceplene	Acute Myeloid Leukemia	Phase 3 (US)
Approved (European Union)
Crolibulin	Solid Tumors	Phase 2
Azixa	Glioblastoma multiforme	Phase 2
NanomAbs	Solid Tumors	Preclinical
Bispecific Antibodies	Oncology	Preclinical
AmiKet/AmiKet Nano	Neuropathic Pain	Phase 2
Lido PAIN	Pain	Phase 2

Ceplene®, LidoPain®, Epicept®, AmiketTM, and AzixaTM are trademarks that we own. Each trademark, trade name or service mark of any other company appearing in this annual report on Form 10-Q belongs to its respective holder.

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

Recent Developments

Following careful consideration by Immune’s board of directors, and with the agreement of Dr. Teper, our board of directors has determined that it is currently in the best interest of the Company and its shareholders to no longer pursue a spin-off process and, instead to pursue other strategic alternatives for Cytovia in order to monetize our oncology related assets, including a sale or other strategic alternative. Consistent with our business plan since the announced restructuring, we intend to continue the development of bertilimumab for a variety of indications and NanoCyclo for the treatment of AD and moderate psoriasis. We are evaluating AmiKet and AmiKet Nano for the treatment of PHN and DNP and will determine an optimal path forward for this program.

Our Business

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenues

We recorded no revenue for the three months ended March 31, 2018 and 2017. We are in the early stages of development of our product candidates and we have not completed the development of bertilimumab or other drug candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense ($ in thousands)

	Three months ended March 31,
	2018	2017	Change

Research and development	$2,394	$1,028	$1,366

Research and development (“R&D”) expenses increased by $1.4 million or 133% to $2.4 million for the three months ended March 31, 2018, as compared to $1.0 million for the three months ended March 31, 2017. The increase primarily was due to (i) an increase of $0.7 million in clinical trial expenses, (ii) an increase in R&D consulting expense of $0.7 million and (iii) amortization of Ceplene acquisition intangibles of $0.2 million. This cumulative increase was offset partially by a decrease in stock based compensation expense of $0.1 million and employee compensation expense of $0.1 million.

General and administrative expense ($ in thousands)

	Three months ended March 31,
	2018	2017	Change

General and administrative	$1,932	$1,667	$265

General and administrative (“G&A”) expenses increased by $0.3 million or 16% to $1.9 million for the three months ended March 31, 2018, as compared to $1.7 million for the three months ended March 31, 2017. The increase primarily was due to an increase in (i) audit and accounting fees of $0.2 million related to the annual audit and filing of our 10-K and (ii) consulting fees of $0.3 million. This cumulative increase was offset partially by a decrease in (iii) stock based compensation expense of $0.1 million, (iv) legal fees of $0.1 million and (v) rent of $0.1 million.

Non-operating expense ($ in thousands)

	Three months ended March 31,
	2018	2017	Change

Non-operating expense	$58	$1,058	$(1,000)

Non-operating expense was $0.1 million for the three months ended March 31, 2018, as compared with $1.1 million for the three months ended March 31, 2017, a decrease of $1.0 million or 95%.

Non-operating expense for the three months ended March 31, 2018 primarily consisted of interest expense of $65,000 relating to the amortization of the original issue discount for the Asset Acquisition Note Payable.

Non-operating expense for the three months ended March 31, 2017 primarily consisted of (i) $0.2 million related to the Loan Agreement with Hercules Technology Growth Capital (“Hercules”), which includes amortization of original issue discount and early termination fees, (ii) $0.4 million of redemption premium, amortization of debt discount, debt issuance costs and original issue discount related to the November 2016 convertible notes and (iii) $0.4 million of liquidated damages related to the November 2016 convertible notes.

Liquidity and Capital Resources

We have generated losses from operations since inception and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. At March 31 2018, we had a working capital deficit of approximately $6.4 million. Accumulated deficit amounted to $117.9 million and $113.5 million at March 31, 2018 and December 31, 2017, respectively. Net loss for the three months ended March 31, 2018 and 2017 was $4.4 million and $3.8 million, respectively. Net cash used in operating activities was $3.7 million and $2.9 million for three months ended March 31, 2018 and 2017, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of March 31, 2018, we had $2.7 million in cash. If we fail to raise additional capital or obtain substantial cash inflows from potential partners within the next six months, we may be forced to curtail or cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

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

The following table summarizes select balance sheet and working capital amounts as at March 31, 2018 and December 31, 2017 ($ in thousands):

	As of	As of
	March 31,	December 31,
	2018	2017	Change

Cash	$2,734	$6,776	$(4,042)
Working capital deficit	$(6,447)	$(2,220)	$4,227
Notes and loans payable, current portion	$(3,377)	$(3,296)	$81

Cash Flow Activities

The following table summarizes our cash flows for the periods set forth below ($ in thousands):

	Three months ended March 31,
	2018	2017	Change
Net cash used in operating activities	$(3,692)	$(2,893)	$799
Net cash used in investing activities	$(31)	$(22)	$19
Net cash (used in) provided by financing activities	$(319)	$2,721	$(3,040)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $3.7 million compared with net cash used in operating activities for the three months ended March 31, 2017 of $2.9 million.

Net cash used in operating activities during the three months ended March 31, 2018, exclusive of changes in operating assets and liabilities was $4.0 million, which consists primarily of the net loss of $4.4 million, as adjusted for (i) stock-based compensation expense of $0.1 million and (ii) depreciation and amortization expense of $0.3 million. Changes in operating assets and liabilities in the three months ended March 31, 2018 of $0.3 million decreased net cash used in operating activities primarily due to an increase in accounts payable and accrued expenses and a decrease in other assets.

Net cash used in operating activities during the three months ended March 31, 2017, exclusive of changes in operating assets and liabilities, was $2.9 million, which consists primarily of the net loss of $3.8 million, as adjusted for (i) stock-based compensation expense of $0.3 million and (ii) depreciation and amortization expense, including debt discount and debt issuance costs, of $0.3 million. Changes in other assets and liabilities were driven by a $0.2 million increase in accounts payable, which was offset by a corresponding decrease in accrued liabilities of $0.2 million.

Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities amounted to $31,000 for purchases of leasehold improvements.

During the three months ended March 31, 2017, net cash used in investing activities amounted to $22,000 in purchases of computer software.

Financing Activities

During the three months ended March 31, 2018, net cash used in financing activities was $0.3 million. This was comprised of repayments of Mablife Notes Payable of $0.2 million and dividends paid on Series E Convertible Preferred Stock of $0.1 million.

During the three months ended March 31, 2017, net cash provided by financing activities was $2.7 million. This was comprised of proceeds from the HLHW financings of $4.9 million and proceeds of $0.2 million related to the amendment of certain securities purchase agreements. This was partially offset by the repayment of $1.35 million related to the HLHW convertible note, $0.4 million repayment of the Hercules loan, $0.5 million payment of commitment fees, and $0.1 million in financing fees paid related to the HLHW financings.

Recently Issued Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements. Immune has no guarantees or obligations other than those that arise out of the Company’s ordinary business operations.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of the Company’s significant accounting policies is contained in the notes to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those policies during the three months ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide information required by this item because we are a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Principal Executive Officer, who also is our Principal Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Principal Executive Officer who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our Principal Executive Officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of March 31, 2018, which our management views as an integral part of our disclosure controls and procedures. Management’s assessment identified the following material weaknesses in our internal control over financial reporting:  lack of segregation of duties due to lack of sufficient accounting and finance personnel, lack of sufficient entity level controls and lack of a sufficient technology infrastructure to support the financial reporting function.

Management intends to continue a remediation plan initiated in fiscal year 2018, which includes leveraging the financial reporting and internal control expertise of our Chief Executive Officer, who has served as Chief Financial Officer in similarly sized biotechnology companies, to address the lack of sufficient entity level controls, and addressing the other identified material weaknesses in financial reporting. Our planned remediation efforts to address lack of segregation of duties include using third parties to perform accounting tasks, enhancing procedures for recording and reviewing complex transactions, performing more independent reconciliations or reviews and hiring more people. Our planned remediation efforts to address lack of sufficient technology infrastructure include upgrading and engaging technology consultants with specific financial reporting expertise using our accounting and financial reporting system. We believe that these remediation efforts, if successfully implemented, will improve our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, we initiated remediation efforts and are working on implementing the controls described above in response to previously identified material weaknesses. Once fully implemented, we believe that the new controls will materially affect our internal control over financial reporting and serve to remediate our material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings.

See Note 12(c) - “Commitments and Contingencies”, of the Notes to Unaudited Consolidated Financial Statements for detailed information regarding the status of our lawsuits and other disputes.

On May 9, 2018, we received a complaint against us, our subsidiary, our former CEO and Board Member, Daniel Teper and our former CFO, Serge Goldner, for approximately $2.8 million that was filed in the Tel Aviv District Court based on an agreement with our subsidiary, from 2011, relating to a loan of $260,000 which was repaid in full in 2011. The plaintiff claimed that the damages were based on certain warrants to purchase shares of our common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages that it did not receive. In October 2014, we received a written demand from the plaintiff for damages and the parties discussed a settlement of this matter in 2015; however, until receipt of the complaint, we had not heard from the plaintiff since 2015. At this very early stage, we are unable to assess the validity or merits of the claim. We will review the claims and intend to vigorously defend against this action.

We are not involved in any legal proceedings which management believes may have a material adverse effect on our business, financial condition, operations, cash flows, or prospects. From time to time in the ordinary course of our business, we receive threats of litigation and/or we may be involved in legal proceedings which can include, but are not limited to employment claims, product claims, patent infringement, securities matters, shareholder demands and other matters in which companies such as us may be involved. We do not believe that any of these claims and proceedings against us as they arise are likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than set forth below.

We have limited liquidity and, as a result, we may not be able to meet our obligations under existing debt agreements.

Since our inception in July 2010, we have incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. Our net loss was $4.4 million and $3.8 million for three months ended March 31, 2018 and 2017, and its accumulated deficit as of March 31, 2018 was $117.9 million. Our cash used in operations was $3.7 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively. To date, we have financed our operations primarily through private placements of common stock and preferred stock, public offering, convertible debt securities and borrowings under secured loans. Our revenue to date has consisted of royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing bertilimumab, our phase 2 drug for the treatment of inflammatory diseases and NanomAbs, our platform for the targeted delivery of cancer drugs, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of bertilimumab, NanomAbs or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue the research and development of our product candidates.

We believe that our available cash as of the date of this filing may not be sufficient to fund our anticipated level of operations for at least the next 12 months. Management believes the Company’s ability to continue its operations depends on its ability to access capital markets and generate and grow revenue though management believes that the Company will continue to incur losses for the immediate future. The Company expects to finance its cash needs from additional equity or debt financing, or strategic alliances on products in until it can achieve profitability and positive cash flows from operating activities, if ever.

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

A significant number of shares of our common stock are issuable pursuant to outstanding shares of convertible preferred stock and warrants, and we expect to issue additional shares of common stock in the future. Conversion, exercise or sales of these securities will dilute the interests of other security holders and may depress the price of our common stock.

As of March 31, 2018, there were 32,003,280 shares of common stock outstanding, with up to 9,047,455 shares of common stock issuable upon conversion of outstanding convertible preferred stock; 17,676,000 shares of common stock issuable upon exercise of outstanding warrants issued in connection with the convertible preferred stock; 1,019,677 shares of common stock issuable upon exercise of other outstanding warrants; and 514,576 shares of common stock issuable upon exercise of outstanding options. In addition, we may issue additional common stock and warrants from time to time to finance our operations, to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2015 Plan. The issuance of additional shares of common stock, convertible securities or warrants to purchase common stock, the perception that such issuances may occur, or exercise of outstanding warrants, convertible securities or options will have a dilutive impact on other shareholders and could have a material negative effect on the market price of our common stock.

The status and contemplated divestment of our oncology business is subject to various risks and uncertainties and may not be completed on the terms acceptable to us, if at all, and will involve significant time and expense, which could harm our business, results of operations and financial condition.

In April 2017, we announced plans to separate our oncology business as a separate, stand-alone company. We had contemplated and proposed a spinoff of Cytovia, which was subject to the satisfaction of certain conditions, including separate capitalization from third-party sources to fund Cytovia’s start-up costs, expenses of the spin-off, payment of costs related to Ceplene and other relevant items. However, following careful consideration by Immune’s board of directors, and with the agreement of Dr. Teper, our board of directors has determined that it is in the best interest of the Company and its shareholders to terminate the spin-off process and pursue other strategic alternatives for Cytovia to monetize its assets, including a sale, other disposition or similar transaction. Unanticipated developments could delay, prevent or otherwise adversely affect this process, including but not limited to failure to dispose Cytovia Assets or a sale of this subsidiary, loss of Ceplene pursuant to the terms of the Asset Purchase Agreement, incurring costs and expenses that may materially harm our business, liquidity and operations, result in litigation or other legal proceedings that may arise as a result of the proposed sale or disposition of its assets. Therefore, we cannot assure that we will be able to complete a strategic alternative to the spin-off or on the terms that are acceptable to the Company, if at all.

Significant expenses in connection with maintaining the regulatory status of Ceplene and Cytovia’s assets will continue to be incurred, and such costs and expenses may be greater than we anticipate and could harm our liquidity and capital resources, and possibly negatively affect our other pipeline products, financial condition and operations. In addition, completion of any sale or disposition of Cytovia or its assets will require a significant amount of management time and effort which may disrupt our business or otherwise divert management’s attention from other aspects of our business operations. Any such difficulties could adversely affect our business, results of operations and financial condition.

The proposed sale or other disposition of Cytovia or its assets may not achieve some or all of the anticipated benefits.

If the sale or other disposition of Cytovia is completed, there is uncertainty as to whether the anticipated operational, financial and other benefits of a strategic transaction will be achieved. There can be no assurance that the value of our common stock will be higher than if the proposed sale or other disposition of Cytovia or its assets not occurred. If we fail to complete a sale or other disposition of Cytovia or its assets, our stock price could decline.

We are in default under our agreement for the acquisition of the European rights to Ceplene. If not cured, we bear significant risk to our business plan regarding Ceplene, including the loss of such rights.

Under an asset purchase agreement between Immune and Meda Pharma SARL (“Meda”), we were obligated to make a payment to Meda of $1,500,000 (the “First Initial Consideration”) no later than December 15, 2017. Under that agreement, we had a 30-day grace period to make the payment or work out a payment plan with Meda. On January 31, 2018, Meda delivered to us a default notice under the asset purchase agreement, demanding payment of the First Initial Consideration no later than February 15, 2018. We have yet to make this payment. Accordingly, Meda could terminate the asset purchase agreement, and cause us to forfeit the European rights to Ceplene without consideration to us and cancel our further obligations under the agreement except the First Initial Consideration would remain due and payable. If such action were to occur, we would need to either work out a license with Meda or renegotiate terms of a purchase of the European Ceplene rights from Meda. There can be no guarantee that that we would be able to work out such a deal. Loss of the Ceplene related assets would materially impair our ability to execute any sale, disposition or monetization of our oncology related assets and have a negative effect on our financial condition. There is also no guarantee that Meda will accept the transfer or assignment of the asset purchase agreement or such third party as an obligor to such agreement. If Meda does not accept the sale, transfer, assignment or other disposition of the Ceplene-related assets to such third party buyer to whom we may negotiate such strategic transaction, it could materially impair our financial condition, operations and ability to execute our business plan.

We cannot guarantee that we will be able to sell or otherwise dispose of Cytovia or our oncology assets on favorable terms or at all.

We cannot guarantee that we will be able to sell or otherwise dispose of Cytovia or our oncology assets on favorable terms or at all. In addition, on July 10, 2017, Cytovia entered into an exclusive licensing agreement (the “Licensing Agreement”) with Pint Pharma International S.A. (“Pint”) a specialty pharmaceutical company focused on Latin America and other markets, for the marketing, commercialization and distribution of Ceplene throughout Latin America (the “Territory”, as more fully defined in the Licensing Agreement) through Pint and one or more of its affiliates. Pursuant to the Licensing Agreement, Cytovia is entitled to (i) 35% of Ceplene net sales in the Territory (ii) a milestone payment of $0.5 million when net sales of Ceplene in the Territory reach $10.0 million in any calendar year and (iii) a milestone payment of $1.25 million when net sales of Ceplene in the Territory reach $25.0 million in any calendar year (collectively, the “Ceplene Payments”). Cytovia further granted Pint and its affiliates certain sublicensing rights to Ceplene, and a right of first refusal on any new products of Cytovia within the Territory during the term of the Licensing Agreement. With regard to any regulatory approvals and filings related to the commercialization of Ceplene within the Territory, Pint shall be the applicant, holder of such regulatory approvals and will be responsible for the content of such regulatory submissions, as well as all costs and expenses related to, among other items delineated in the Licensing Agreement, the fees, filings, compliance, registration and maintenance of such required regulatory approval matters. Cytovia shall be responsible for providing (or if in the control of a third party, to ensure such third party provides) all appropriate documentation, samples and other information in support of Pint in connection with its regulatory submissions, compliance and maintenance matters in the Territory concerning the Ceplene product(s). Given the Company’s current consideration of a sale, disposition or other strategic transaction involving our oncology assets, and because this process is in the very early stages, we cannot definitively state at this time how this Licensing Agreement will be affected, or that we will ever realize licensing fees, milestone payments or other remuneration from the Licensing Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2018, we issued 100,000 shares of our common stock per agreements with consultants, as partial consideration for the performance of investor relations services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Elliot Maza
Elliot Maza
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
May 15, 2018

