Form 10-Q
period 2018-06-30
IMMUNE PHARMACEUTICALS INC
filed 2018-08-14
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 10, 2018, 36,347,267 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	June 30,
	2018	December 31,
	(Unaudited)	2017

ASSETS
Current assets
Cash and cash equivalents	$1,508	$6,776
Other current assets	230	255
Total current assets	1,738	7,031
Property and equipment, net	61	-
In-process research and development acquired	15,000	15,000
Intangible assets, net	5,363	6,477
Other assets	100	100
Total assets	$22,262	$28,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,597	$3,569
Accrued expenses	1,900	2,120
Advances from related parties	232	266
Notes and loans payable, current portion, net of debt discount	6,864	3,296
Total current liabilities	12,593	9,251
Notes and loans payable, net of current portion	870	1,457
Deferred tax liability	4,142	4,142
Total liabilities	17,605	14,850

Commitments and contingencies (Note 12)

Stockholders’ Equity
Series E Preferred Stock, net of discount, par value $0.0001, 18,000 shares authorized, 4,492 and 12,191 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value; authorized 225,000,000 shares; 35,736,480 and 21,002,212 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4	2
Additional paid-in capital	127,290	127,292
Accumulated deficit	(122,637)	(113,536)
Total stockholders’ equity	4,657	13,758
Total liabilities and stockholders’ equity	$22,262	$28,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Costs and expenses:
Research and development	1,715	1,417	4,109	2,445
General and administrative	1,128	1,367	3,060	3,034
Total costs and expenses	2,843	2,784	7,169	5,479
Loss from operations	(2,843)	(2,784)	(7,169)	(5,479)

Non-operating expense:
Interest expense	(281)	(2,142)	(346)	(3,197)
Loss on impairment of intangible assets	(653)	-	(653)	-
Gain on extinguishment of debt	181	-	181	-
Liquidated damages	(1,112)	-	(1,112)	-
Change in fair value of derivative instrument	12	-	38	-
Other expense, net	(21)	(10)	(40)	(13)
Total non-operating expense	(1,874)	(2,152)	(1,932)	(3,210)
Net loss before income taxes	(4,717)	(4,936)	(9,101)	(8,689)
Income tax expense	-	-	-	-
Net loss	$(4,717)	$(4,936)	$(9,101)	$(8,689)
Deemed dividend	(5,599)	-	(5,599)	-
Net loss attributable to common stockholders	$(10,316)	$(4,936)	$(14,700)	$(8,689)
Basic and diluted net loss per common share	$(0.84)	$(0.50)	$(0.46)	$(0.93)

Weighted average common shares outstanding – basic and diluted:	12,345,411	9,881,782	31,682,548	9,343,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

(Unaudited)

	Series E Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	12,191	$-	21,002,212	$2	$127,292	$(113,536)	$13,758

Conversion of Series E Preferred Stock and dividends	(7,699)	-	14,634,268	2	(2)	-	-
Common stock issued to consultant	-	-	100,000	-	38	-	38
Down round trigger in connection with Series E Preferred Stock	-	-	-	-	5,175	-	5,175
Accretion of down round trigger in connection with Series E Preferred Stock	-	-	-	-	(5,175)	-	(5,175)
Down round trigger in connection with warrants	-	-	-	-	424	-	424
Accretion of down round trigger in connection with warrants	-	-	-	-	(424)	-	(424)
Share-based compensation	-	-	-	-	122	-	122
Series E Preferred Stock dividends	-	-	-	-	(251)	-	(251)
Placement agent warrants	-	-	-	-	91	-	91
Net loss	-	-	-	-	-	(9,101)	(9,101)

Balance at June 30, 2018	4,492	$-	35,736,480	$4	$127,290	$(122,637)	$4,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,101)	$(8,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	171
Amortization of debt discount	347	977
Accretion of the April 2017 convertible note conversion premium	-	280
Liquidated damages	1,112	998
Share-based compensation	122	165
Loss on impairment of intangible assets	653	-
Gain on extinguishment of debt	(181)	-
Issuance of common stock to consultant	38	-
Change in fair value of derivative instrument	(38)	-
Disposal of equipment	-	267
Accretion of redemption premium on November 2016 convertible note	-	300
Changes in operating assets and liabilities:
Other assets	25	301
Accounts payable	28	908
Accrued expenses and advances from related parties	(315)	(131)
Net cash used in operating activities	(6,849)	(4,453)
Cash flows from investing activities:
Change in restricted cash	-	59
Purchase of property and equipment	(61)	(22)
Net cash (used in) provided by in investing activities	(61)	37
Cash flows from financing activities:
Proceeds from May 2018 Convertible Notes	2,007	-
Payment of dividends on Series E Preferred Stock	(160)	-
Repayment of Mablife Notes Payable	(205)	-
Proceeds received from November 2016 and March 2017 Equity Line financings	-	5,383
Financing fees paid on November 2016 and March 2017 Equity Line financing	-	(118)
Payment of commitment fees related to March 2017 Equity Line financing	-	(1,010)
Proceeds from amending certain securities purchase agreements	-	238
Repayment of capital lease	-	(24)
Repayment of November 2016 Convertible Notes	-	(1,350)
Proceeds from April 2017 Convertible Notes	-	440
Repayment of April 2017 Convertible Notes	-	(97)
Proceeds from May 2017 Convertible Notes	-	1,579
Repayment of senior secured term loan payable	-	(874)
Net cash provided by financing activities	1,642	4,167
Decrease in cash	(5,268)	(249)
Cash at beginning of period	6,776	271
Cash at end of period	$1,508	$22
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$160
Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with May 2018 Convertible Notes	91	-
Common stock issued to settle liabilities	-	14
Acquisition of Ceplene Rights	-	4,218
Conversion of April 2017 Convertible Notes prepayment into May 2017 Convertible Notes	-	154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Our lead product candidate is bertilimumab, a first-in-class, human antibody that targets eotaxin-1, a key regulator of inflammation, Bertilimumab has completed phase 2 trials in bullous pemphigoid (“BP”), our lead indication, as well as in allergic rhinitis and allergic conjunctivitis, and is currently in a phase 2 clinical trial in ulcerative colitis (“UC”). Also, we are developing a topical nano-encapsulated formulation of cyclosporine-A, which we refer to as “NanoCyclo,” for the treatment of atopic dermatitis (“AD”) and psoriasis.

Our oncology portfolio includes Ceplene, which is approved in the European Union for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) in combination with interleukin-2 (IL-2), and a nanotechnology combination platform, which we refer to as “NanomAbs”, Azixa, and Crolibulin. In June 2018, we terminated the license agreement and returned all rights relating to the bispecific antibody platform, which was included previously in our oncology portfolio.

In April 2017, we announced a corporate restructuring with the objective of prioritizing and segregating our research and development efforts and strengthening our financial position. Accordingly, we announced plans to separate our oncology business as a separate, stand-alone company, through a proposed spinoff of our wholly-owned subsidiary Cytovia Inc. (“Cytovia”). The contemplated spin-off was subject to the satisfaction of certain conditions, including separate capitalization from third-party sources to fund Cytovia’s start-up and operational costs, expenses of the spin-off and other relevant items. In April 2018, following careful consideration and lack of sufficient capital to support the spin-off, our board of directors determined that it was in the best interest of the Company and its shareholders to terminate the spin-off process and pursue other strategic alternatives for Cytovia in order to monetize its assets through a sale, disposition or similar transaction. In addition, on May 1, 2018, Dr. Daniel Teper, Chief Executive Officer of Cytovia and member of the board of directors of both Immune and Cytovia, resigned from each of these positions, effective immediately. The Board accepted his resignation, which was not due to any disagreement with the Company. See Risk Factors for risks and other matters related to our oncology assets.

Our pain portfolio includes AmiKet and AmiKet Nano, a topical analgesic cream containing amitriptyline and ketamine for the treatment of postherpetic neuralgia (“PHN”) and diabetic peripheral neuropathy (“DPN”). We are determining the optimal path forward for this program.

As of June 30, 2018, we did not have any self-developed or licensed products approved for sale by the United States Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any of our products will obtain necessary United States or foreign government regulatory approval or that any approved products will be commercially viable.

On April 12, 2017, we announced a reverse stock split of our shares of common stock at a ratio of 1-for-20. Our common stock began trading on a post-split basis beginning with the opening of trading on April 13, 2017. Our shareholders ratified the effectiveness of the April 2017 reverse stock split at our Annual Meeting of Stockholders, held and adjourned on February 15, 2018, and reconvened on February 23, 2018. All share and per share amounts in this Form 10-Q have been reflected on a post-split basis.

On February 8, 2018, we announced on a Current Report on Form 8-K that we failed to comply with certain listing requirements of Nasdaq Stockholm and, therefore, our shares of common stock would no longer trade on Nasdaq First North Stockholm as of March 29, 2018; however, such delisting action did not affect the Company's trading status on The Nasdaq Capital Market (“NASDAQ”) in the United States.

On June 4, 2018, we received a notice from the Staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq LLC”) indicating that, based upon our continued non-compliance with the minimum $1.00 bid price requirement for continued listing on NASDAQ, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) as of May 30, 2018, and notwithstanding our compliance with the quantitative criteria necessary to obtain a second 180-day period within which to evidence compliance with the Rule, as set forth in Nasdaq Listing Rule 5810(c)(3)(A), the Staff had determined to delist our securities from NASDAQ unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely appealed the delisting notice and appeared in front of the Panel on July 19, 2018. The Panel issued a decision on July 24, 2018 and affirmed the Staff’s decision to delist our common stock from NASDAQ, with suspension of trading effective at the open of business on July 26, 2018. The Panel indicated that NASDAQ will complete the delisting process by filing a Form 25 Notification of Delisting with the Securities and Exchange Commission, after all applicable appeals periods have lapsed. In accordance with NASDAQ’s Listing Rules, we have decided to appeal the delisting determination. Any such appeal would not stay the suspension of trading in our securities on NASDAQ. There can be no guarantee as to the outcome of any appeal.

On July 26, 2018, our shares began trading on the OTCQB Market ("OTCQB"), which is operated by OTC Market Groups Inc., under the symbol “IMNP”.

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

We have limited capital resources and our operations have been funded by the proceeds of equity and debt offerings. We have devoted substantially all of our cash resources to research and development (“R&D”) programs and have incurred significant general and administrative expenses to enable us to finance and grow our business and operations. We have not generated any significant revenue to date and may not generate any revenue for a number of years, if at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our drug development activities or cease operations.

We have generated losses from operations since inception and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. We had negative working capital of approximately $10.9 million and an accumulated deficit of $122.6 million as of June 30, 2018. Our net loss was $4.7 million and $4.9 million for the three months ended June 30, 2018 and 2017, respectively. Our net loss was $9.1 million and $8.7 million for the six months ended June 30, 2018 and 2017, respectively. Cash used in operations was $6.8 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively. We had approximately $1.5 million in cash as of June 30, 2018.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2017 filed on April 2, 2018. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments, including normal and recurring accruals, necessary to present fairly the Company's consolidated financial position as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported periods. Significant estimates include impairment of long lived assets (including intangible assets and In-Process R&D (“IPR&D”)), amortization period of intangible assets, fair value of stock-based compensation, fair value of warrants and derivative liabilities, and valuation of deferred tax assets and liabilities. Actual results could differ from those estimates.

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

We perform an analysis annually to determine whether an impairment of intangible assets has occurred. As of June 30, 2018, we evaluated our intangible assets for human antibodies and anti-ferritin antibodies, because of events that occurred during the quarter, which indicate that the carrying amount may no longer be recoverable. Based on this evaluation, these intangible assets have no value and were fully impaired. Additionally, we evaluated the AmiKet IPR&D as of December 31, 2017 for impairment. There was no impairment as of December 31, 2017. See In-Process Research and Development below for a further discussion regarding the valuation of the AmiKet IPR&D.

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

The nano-encapsulation technology that we utilize in our NanoCyclo product candidate is applicable to AmiKet and we are considering developing Amiket Nano as a next generation, improved formulation of AmiKet with significant new patent protection. We are determining the optimal path forward for this program.

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

Stock-based Compensation

We recognize compensation expense for all equity-based payments. Stock based compensation issued to employees is accounted for under ASC 718, Compensation - Share Compensation (“ASC 718”). We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. The Black-Scholes valuation model requires the use of certain assumptions as inputs, including the expected life, volatility, risk-free interest rate and anticipated forfeiture of the stock options. We utilize the short cut method per the provisions of ASC 718 to calculate the expected life of the options. We base the risk-free interest rate on the rates paid on securities issued by the United States Treasury with a term approximating the expected life of the options. We estimate expected stock price volatility for our common stock by taking the average historical price volatility for industry peers combined with our historical data based on daily price observations. Estimates of pre-vesting option forfeitures are based on our experience. We adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and impacts the amount of compensation expense to be recognized in future periods.

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

Clinical Trial Accruals

We outsource the conduct of our pre-clinical and clinical trials to third party contract research organizations (CROs) and clinical investigators. Our clinical supplies are manufactured by third party contract manufacturing organizations (CMOs). Invoicing from these third parties may be monthly based upon services performed or periodically based upon milestones achieved. We accrue these expenses based upon our assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CMOs. Our estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CMOs regarding the status and cost of the studies and may not match the actual services performed by the organizations. Discrepancies could result in adjustments to our research and development expenses recorded in future periods. We have not had any significant adjustments to date.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” (“ASU 2016-18”). The amendments of ASU No. 2016-18 were issued to address the diversity in classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows which is currently not addressed under Topic 230. The ASU requires an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. ASU 2016-18 was effective for us in our first quarter of fiscal 2018. Adoption of ASU 2016-18 resulted in reclassification of restricted cash in the consolidated statements of cash flows for the six months ended June 30, 2017.

New accounting standards which have not yet been adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For income statement purposes, ASU 2016-02 will require leases to be classified as either an operating or finance lease. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for us on January 1, 2019. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures as we expect to have aggregate future minimum lease payments under future non-cancelable leased office space.

In July 2018, the FASB issued Accounting Standards Update 2018-11 “Leases (Topic 842) Targeted Improvements” which provides entities with an alternative transition method for adopting the new lease standard. Entities can elect to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. Consequently, comparative periods will continue to be accounted for in accordance with the current lease standard (Topic 840) and the disclosures will be in accordance with ASC 840. We are assessing this option in conjunction with its analysis of ASU 2016-02.

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting" (ASU 2018-07), to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. Prior to the adoption of ASU 2018-07, stock-based compensation awarded to non-employees was subject to revaluation over its vesting terms. Subsequent to the adoption of ASU 2018-07, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees. We currently have not adopted this ASU as we are assessing its effect.

Note 4. Derivative Financial Instruments

We account for derivative financial instruments in accordance with ASC 815-40, “Derivative and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). Instruments that do not have fixed settlement provisions are deemed to be derivative instruments.

On July 17, 2017, we entered into an agreement in principle with Carmelit 9 Nehassim Ltd (“Carmelit”) for the sale of original issue discount convertible notes (the “Carmelit Notes”). Also, the holder is entitled to receive 75,000 shares of our common stock subject to approval by our shareholders. We accounted for the obligation to issue Carmelit 75,000 shares as a derivative under ASC 815 because shareholder approval is not within our control and failure to obtain the approval would trigger net-cash settlement. Therefore and because shareholder approval has not been obtained to date, we classified the obligation as a derivative liability with an offset to debt discount on the debt in our consolidated financial statements, recorded at fair value and subject to mark to market until the shares are issued upon shareholder approval. We recorded the derivative liability of $207,750 at inception based on the closing price of our shares on that date. As of June 30, 2018, the fair value of these shares was $14,250 based on the closing price of our shares and we recorded the change in fair value of $28,500 for the six months ended June 30, 2018.

On October 27, 2017, we entered into an agreement with a consultant providing for the issuance of 50,000 shares to the consultant as partial consideration for the performance of investor relations services. We accounted for the obligation to issue the shares as a derivative because the issuance was subject to Immune Board approval, which was not obtained as of December 31, 2017. We recorded a derivative liability of $40,500 at inception based on the closing price of our shares on that date. Following receipt of board approval, in March 2018, we issued 50,000 shares to the consultant and extinguished the derivative liability. The fair value of these shares was $19,000 based on the closing price of our shares and we recorded the change in fair value of $9,500 for the six months ended June 30, 2018.

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

The financial instruments recorded in our consolidated balance sheets consist primarily of cash, notes payable and accounts payable. The carrying amounts of our cash and accounts payable approximate fair value due to their short-term nature. The fair value of our debt approximates its carrying value of approximately $6.6 million. We had no other financial liabilities or assets that were measured at fair value as of June 30, 2018.

Note 6. Intangible Assets

Our intangible assets consist of licenses and patents relating to our bertilimumab and oncology programs and were determined by management to have useful lives ranging between seven and fifteen years. We amortize these intangible assets on a straight-line basis.

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

In addition, on June 15, 2017, substantially contemporaneous with the entry into the Asset Purchase Agreement, we entered into a Standby Financing Agreement (the “Standby Financing Agreement”) with Daniel Kazado (the “Standby Financer”) a member of our board of directors and a beneficial owner of our capital stock. See Note 13 for a further description of the Standby Financing Agreement. Currently, we are contemplating the sale or other disposition of Cytovia and/or its assets, pursuant to which we intend to include the $5.0 million financial obligations contemplated by the Asset Purchase Agreement as part of such sale or other disposition on a basis and on terms that are acceptable to our board of directors and, if attainable, without recourse to us. We intend to maintain the regulatory status of Ceplene and our oncology assets while we pursue a strategic transaction, however, management and our board of directors will make decisions in the best interest of its shareholders as this process progresses.

We treated the acquisition as an asset acquisition in accordance with ASC 805, “Business Combinations”. We recorded the purchase price for the underlying patents as intangible assets and recorded the present value of the future payments due under the Asset Purchase Agreement of $4.2 million as a corresponding liability. The present value of future payments due under the Asset Purchase Agreement was determined by using our then current borrowing rate of 15% as the relevant discount rate for present value calculations. As of June 30, 2018, the amount due to Meda on a present value basis, classified as current and long term notes payable is $3.6 million and $0.9 million, respectively. The estimated useful life of these intangible assets is seven years.

As of June 30, 2018, we evaluated our intangible assets for human antibodies and anti-ferritin antibodies because of events that occurred during the quarter, which indicate that the carrying amount may no longer be recoverable. Based on this evaluation (level 3 in the fair value hierarchy), these intangible assets have no value and were fully impaired. As of June 30, 2018, we recorded an impairment of intangible assets of $653,000.

The value of our amortizable intangible assets including gross asset value and carrying value is summarized below ($ in thousands):

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Ceplene Acquisition Intangibles	Total

Balance as of December 31, 2017	$1,419	$383	$381	$318	$3,976	$6,477
Amortization	(84)	(24)	(23)	(23)	(307)	(461)
Impairment	-	-	(358)	(295)	-	(653)
Balance, June 30, 2018	$1,335	$359	$-	$-	$3,669	$5,363

Gross asset value	$2,509	$694	$-	$-	$4,310	$7,513
Accumulated Amortization	(1,174)	(335)	-	-	(641)	(2,150)
Balance, June 30, 2018	$1,335	$359	$-	$-	$3,669	$5,363

Amortization expense amounted to $461,000 and $153,000 for the six months ended June 30, 2018 and 2017, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at June 30, 2018 is as follows ($ in thousands):

Period Ending June 30,	Amount
2019	$829
2020	829
2021	829
2022	829
2023	829
Thereafter	1,218
Total	$5,363

Note 7. Accrued Expenses

Accrued expenses consist of the following ($ in thousands):

	June 30,	December 31,
	2018	2017
Professional fees	$179	$284
Consulting fees	918	832
License fees	240	421
Dividends	308	216
Salaries and employee benefits	63	105
Other	192	262
Total	$1,900	$2,120

Note 8. Notes and Loan Payable

We are party to loan agreements as follows ($ in thousands):

	June 30,	December 31,
	2018	2017
Mablife Notes Payable (1)	$-	$394
Asset Acquisition Payable, net of discount of $510 (2)	4,490	4,359
May 2018 Convertible Notes, net of discount of $649 (3)	3,244	-
Total notes and loans payable	$7,734	$4,753

Notes and loans payable, net of debt discount, current portion	$6,864	$3,296
Notes and loans payable, noncurrent portion	870	1,457
Total notes and loans payable, net of discount	$7,734	$4,753

Repayments under the Company’s existing debt agreements consist of the following ($ in thousands):

Period Ending June 30,	Amount
2019	$7,893
2020	1,000
Total	$8,893

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

During the first quarter of 2015, MabLife informed us that it had filed for bankruptcy. On May 30, 2017, we received a summons from the bankruptcy court-liquidator to appear before the commercial court of Evry, France on September 19, 2017. In December 2017, we reached an agreement with the bankruptcy court-liquidator to settle all amounts due to Mablife for a payment of approximately $205,000. We paid the settlement amount in January 2018 and received confirmation by the commercial court on May 28, 2018. Based on this approved settlement, we wrote off the remaining $181,000 of debt to gain on extinguishment of debt in the three months ended June 30, 2018.

For the six months ended June 30, 2018 and 2017, interest expense was $0.

Asset Acquisition Payable (2)

In conjunction with the Asset Purchase Agreement with Meda described in Note 6, we agreed to pay a fixed consideration of $5.0 million, payable in installments over a three-year period as follows: (i) $1.5 million on the earlier of: (1) the successful transfer to us of all of the marketing authorizations for the product or (2) the date which is six months after the Completion Date (as defined in the Asset Purchase Agreement); (ii) $1.5 million on the first anniversary of the Completion Date; (iii) $1.0 million on the second anniversary of the Completion Date; and (iv) $1.0 million on the third anniversary of the Completion Date. We recorded current and long-term debt of $3.0 million and $1.4 million, respectively, representing the amount due to Meda calculated on a present value basis. For the six months ended June 30, 2018, interest expense was $130,000.

We are currently in default under the Asset Purchase Agreement. If not cured, we bear significant risk to our business plan regarding Ceplene, including the loss of such rights. Under the Asset Purchase Agreement, we were obligated to make payments to Meda of $1,500,000 (the “First Initial Consideration”) no later than December 15, 2017 and $1,500,000 on June 15, 2018. Under that agreement, we had a 30-day grace period to make the payment of the First Initial Consideration or agree to a payment plan with Meda. On January 31, 2018, Meda delivered to us a default notice, demanding payment of the First Initial Consideration no later than February 15, 2018. We have yet to make any payments to Meda. Accordingly, Meda could terminate the Asset Purchase Agreement and cause us to forfeit the European rights to Ceplene without consideration to us and cancel our further obligations under the agreement except the First Initial Consideration would remain due and payable. If such action were to occur, we would need to either agree to a new license with Meda or renegotiate terms of a purchase from Meda of the European rights to Ceplene. There can be no guarantee that that we would be able to come to terms with Meda. Loss of the European rights to Ceplene would impair our ability to execute our business plan with respect to our oncology related assets and have a negative effect on our financial condition.

May 2018 Convertible Notes (3)

On May 14, 2018, we entered into a securities purchase agreement (the “May 2018 Purchase Agreement”) with certain institutional investors for the sale of $2,781,000 in aggregate principal amount of original issue discount convertible notes with net proceeds of $2,007,000 (the “May 2018 Convertible Notes”) which was consummated on May 18, 2018. The May 2018 Convertible Notes included a 20% original issue discount of $556,000, an 8% placement agent fee of $178,000 and other placement agent expenses of $40,000. In addition, the placement agent received 474,667 warrants with an exercise price of $0.47 per share and are exercisable as of November 18, 2018. We calculated the fair value of these warrants as $91,000 using the Black-Scholes model and recorded the fair value as debt discount with an offset to additional paid-in capital. Original issue discount and debt issuance costs was $865,000 and is being amortized over six months.

The May 2018 Convertible Notes are convertible at any time at a conversion price of $0.375 per share, subject to adjustment upon an event of default or significant corporate transaction, provided that unless shareholder approval is obtained, the maximum amount of shares of our common stock that may be issued upon conversion is 6,397,456 shares of common stock (or 19.99% of the issued and outstanding shares of common stock on the closing date). The conversion price is not subject to adjustment for future equity issuances at prices below the then prevailing conversion price and we are under no obligation to obtain shareholder approval in connection with the offering.

The May 2018 Convertible Notes are due and payable upon the earlier of (a) November 18, 2018 and (b) the closing by of one or more subsequent financings with gross proceeds equal to at least $3,000,000 in the aggregate. The holders of the May 2018 Convertible Notes have the option to extend the maturity date of the notes through February 18, 2019. The May 2018 Convertible Notes represent senior indebtedness of the Company.

The May 2018 Convertible Notes are immediately due at the Mandatory Default Amount, which is 140% of the outstanding principal amount of the note, plus all accrued interest and unpaid interest, and all other amounts, costs, expenses and liquidated damages, due if our common stock shall not be eligible for listing or quotation for trading on NASDAQ and shall not be eligible to resume listing or quotation for trading thereon within five trading days. Additionally, interest on the May 2018 Convertible Notes would accrue daily at an interest rate of 1.5% per month on the then outstanding principal amount. Also, the holder may to elect to convert all or any portion of the remaining principal amount into shares of common stock at a price per share equal to the lowest daily VWAP for the 15 days prior to conversion but in no event, at a conversion price below par value.

On June 4, 2018, we received a notice from the Staff of Nasdaq LLC indicating that, based upon our continued non-compliance with the minimum $1.00 bid price requirement for continued listing on NASDAQ, as set forth in the Rule as of May 30, 2018, the Staff had determined to delist our securities from NASDAQ unless we timely requested a hearing before the Panel. We timely appealed the delisting notice and appeared in front of the Panel on July 19, 2018. The Panel issued a decision on July 24, 2018 and affirmed the Staff’s decision to delist our common stock from NASDAQ, with suspension of trading effective at the open of business on July 26, 2018. The suspension of trading on NASDAQ triggered a default on the May 2018 Convertible Notes. Accordingly, as of June 30, 2018, we recorded the Mandatory Default Amount of $1.1 million as liquidated damages, which represents an additional 40% of principal but did not record an embedded derivative related to the lowest VWAP for the 15 days prior to conversion as this amount was immaterial to the consolidated financial statements.

Upon the issuance of the May 2018 Convertible Notes on May 18, 2018, the conversion price for the Series E Convertible Preferred Stock and the exercise price of warrants issued with the Series E Convertible Preferred Stock (“Series E Warrants”) were adjusted to $0.30. On July 26, 2018, upon the suspension of trading on NASDAQ, the conversion price for the Series E Convertible Preferred Stock and the exercise price of warrants issued with the Series E Convertible Preferred Stock were adjusted to $0.20. Based on the above down round triggers, we recorded a deemed dividend of $5,599,000, based on the change in fair value, in our consolidated statement of operations for the three and six months ended June 30, 2018, of which $5,175,000 was related to the Series E Convertible Preferred Stock and $424,000 was related to the Series E Warrants.

For the three and six months ended June 30, 2018, interest expense was $216,000, related to the amortization of original issue discount and debt issuance costs, for the May 2018 Convertible Notes and liquidated damages was $1,112,000 related to the Mandatory Default for the May 2018 Convertible Notes.

Note 9. Income Taxes

The Company has recognized a deferred tax liability of $4.1 million as of June 30, 2018 and December 31, 2017 related to the purchase of the AmiKet IPR&D. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the merger with Epicept Ltd. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. Accordingly, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at June 30, 2018 and December 31, 2017.

Note 10. Stockholders’ Equity

(a) Stock options and stock award activity

The following table illustrates the common stock options granted during the six months ended June 30, 2018:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January - June 2018	15,000	$0.34	$0.29	Immediately	Volatility	114 -118%
						Risk free interest rate	2.22 -2.82%
						Expected term, in years	6
						Dividend yield	0.00%
Management,	January - June 2018	57,000	$0.25	$0.22	2 years	Volatility	118%
Directors and						Risk free interest rate	2.96%
Employees						Expected term, in years	6
						Dividend yield	0.00%

The following table illustrates the common stock options granted during the six months ended June 30, 2017:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management,	January - June 2017	161,500	$3.80	$3.40	1-3 years	Volatility	109-115%
Directors and						Risk free interest rate	2.22-2.53%
Employees						Expected term, in years	6-10
						Dividend yield	0.00%

The following table illustrates the stock awards during the six months ended June 30, 2018.

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms

Consultants	January - June 2018	100,000	$0.38	Immediately

The fair value of stock awards was determined using the share price on the date of grant.

There were no stock awards during the six months ended June 30, 2017.

The following table summarizes information about stock option activity for the six months ended June 30, 2018:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	519,014	$9.80	$0.80 - $80.00	$9.40	$-
Granted	72,000	$0.27	$0.25-$0.34	$0.23	$-
Forfeited/cancelled	(15,417)	$15.78	$3.40-$80.00	$11.96	-
Outstanding at June 30, 2018	575,597	$8.40	$0.25 - $61.00	$8.20	$-
Exercisable at June 30, 2018	395,847	$11.60	$0.34 - $61.00	$11.40	$-

As of June 30, 2018, unamortized stock-based compensation for stock options was $0.2 million, with a weighted-average recognition period of approximately 1.5 years.

(b) Warrants

The following table illustrates warrants granted during the six months ended June 30, 2018:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Investors	January - June 2018	474,667	$0.47	$0.19	Six months	Volatility	118%
						Risk free interest rate	2.90%
						Expected term, in years	5
						Dividend yield	0.00%

The following table illustrates warrants granted during the six months ended June 30, 2017:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Investors	January - June 2017	52,910	$10.00	$3.80	Immediately	Volatility	109%
						Risk free interest rate	1.89%
						Expected term, in years	5
						Dividend yield	0.00%

Noteholders	January - June 2017	83,333	$4.00	$2.16	Immediately	Volatility	105%
						Risk free interest rate	1.91%
						Expected term, in years	5
						Dividend yield	0.00%

The following table summarizes information about warrants outstanding at June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding at December 31, 2017	18,695,677	$3.00	$0.86-$200.00
Warrants issued	474,667	0.47	$0.47
Warrants expired	-	-	-
Outstanding and exercisable at June 30, 2018	19,170,344	$2.90	$0.47-$200.00

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

Stock-based compensation expense for stock options and awards and warrants for the three months ended June 30, 2018 and 2017 was $40,000 and $(97,000), respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets. Stock-based compensation expense for stock options and awards and warrants for the six months ended June 30, 2018 and 2017 was $122,000 and $165,000, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

(c) Series E Convertible Preferred Stock

For the six months ended June 30, 2018, 7,699 shares of Series E Convertible Preferred Stock were converted into 14,634,268 shares of our common stock. For the six months ended June 30, 2018, we recorded dividends of approximately $251,000.

Note 11. Loss Per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the six months ended June 30, 2018 and 2017 excludes shares underlying stock options, warrants, convertible notes and convertible preferred because the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares are summarized as follows:

	Three month period		Six month period
	ended June 30,		ended June 30,
	2018	2017	2018	2017
Common stock options	575,597	490,541	575,597	490,541
Shares issuable upon conversion of Series E Preferred Stock (not including dividends)	16,171,200	-	16,171,200	-
Shares potentially issuable upon conversion of May 2018 convertible notes (assuming $0.375 price)	7,416,667	-	7,416,667	-
Shares potentially issuable upon conversion of April 2017 convertible notes (assuming $1.00 floor price)	-	305,000	-	305,000
Shares potentially issuable upon conversion of May 2017 convertible notes (assuming $1.00 floor price)	-	2,344,354	-	2,344,354
Warrants	19,170,344	715,413	19,170,344	715,413
Total shares excluded from calculation	43,333,808	3,855,308	43,333,808	3,855,308

Note 12. Commitments and Contingencies

(a) Leases

Effective May 1, 2017, we relocated our headquarters to 550 Sylvan Avenue, Englewood Cliffs, New Jersey under a lease agreement. Lease expense is $2,950 per month. The lease may be terminated upon two months’ written notice to the landlord. Cytovia occupies shared office space on a month-to-month basis at 12 E 49th Street, New York, New York through August 31, 2018. Rent expense is approximately $3,500 per month. Immune Ltd. occupies shared office space on a month-to-month basis in Tel-Aviv and Jerusalem, Israel. Combined rent expense is approximately $2,900 per month.

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

We recorded rent expense of $53,000 and $364,000 for the six months ended June 30, 2018 and 2017, respectively.

(b) Licensing Agreements

We are a party to several research and licensing agreements, including iCo, BNS, Yissum, Dalhousie and Shire Biochem, which may require us to make payments to the other party upon the attaining certain milestones or as royalties as defined in the agreements.

(c) Litigation

Immune Pharmaceuticals Inc. was the defendant in litigation involving a dispute with the plaintiffs, Kenton L. Crowley and John A. Flores. The complaint alleges breach of contract, breach of covenant of good faith and fair dealing, fraud and rescission of contract with respect to the development of a topical cream containing ketamine and butamben, known as EpiCept NP-2. A summary judgment in Immune’s favor was granted in January 2012 and the plaintiffs filed an appeal in the United States Court of Appeals for the Ninth Circuit in September 2012. A hearing on the motion occurred in November 2013. In May 2014, the court scheduled the trial in November 2014 and a mandatory settlement conference in July 2014. In July 2014, the parties failed to reach a settlement at the mandatory settlement conference. The case was tried by a jury, which rendered a decision on March 23, 2015, in favor of us on all causes of action.

In April 2015, the plaintiffs filed a motion for a new trial, which was heard by the Court on June 8, 2015. In October 2015, the court denied the plaintiff’s motion for a new trial. On October 9, 2015, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On February 13, 2018, the Appellate Court affirmed the district court’s judgment in favor us.

During the six months ended June 30, 2018 and 2017, we incurred no legal costs in connection with this litigation matter.

On May 9, 2018, we received a complaint against us, Immune Pharmaceuticals, Ltd., our former CEO and Board Member, Daniel Teper and our former CFO, Serge Goldner, for approximately $2.8 million that was filed in the Tel Aviv District Court based on an agreement with our subsidiary, from 2011, relating to a loan of $260,000 which was repaid in full in 2011. The plaintiff claimed that the damages were based on certain warrants to purchase shares of our common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages that it did not receive. In October 2014, we received a written demand from the plaintiff for damages and the parties discussed a settlement of this matter; however, until receipt of the complaint, we had not heard from the plaintiff since 2015. At this very early stage, we are unable to assess the validity or merits of the claim. We will review the claims and intend to vigorously defend against this action.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Note 13. Related Party Transactions

Dr. Teper, our former CEO and former member of our Board, advanced cash to us of approximately $0.2 million, which remains owed as of June 30, 2018. This amount has been reflected in advances from related parties in our consolidated balance sheets.

As of June 30, 2018, there is approximately $0.1 million owed to our directors and management for directors’ fees and expense reimbursements.

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

Additionally, in connection with the Licensing Agreement, the parties thereto agreed that Pint Gmbh, an affiliate of Pint, will separately enter into an investment agreement upon satisfaction of the condition that the commercialization of the Ceplene and the Combination Therapy has been met (defined to mean when Ceplene is commercialized by Pint together with a new product in the Territory, pursuant to which, Pint Gmbh will make to an investment of $4.0 million into Cytovia in exchange for an equity interest in Cytovia.. In July 2018, a global pharmaceutical and services company announced that it acquired the ex-United States rights to the drug other than Ceplene comprising the Combination Therapy. Accordingly, the condition for the investment from Pint can no longer be satisfied.

We are currently contemplating the sale, disposition or other strategic transaction involving Cytovia and/or its assets. This process is in its early stages and, therefore, it is too soon to definitively state how the Licensing Agreement will be impacted or addressed, or if a sale or other disposition will be consummated.

Note 15. Subsequent Events

We have evaluated events and transactions subsequent to June 30, 2018 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

On June 4, 2018, we received a notice from the Staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq LLC”) indicating that, based upon our continued non-compliance with the minimum $1.00 bid price requirement for continued listing on The Nasdaq Capital Market (“NASDAQ”), as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) as of May 30, 2018, and notwithstanding our compliance with the quantitative criteria necessary to obtain a second 180-day period within which to evidence compliance with the Rule, as set forth in Nasdaq Listing Rule 5810(c)(3)(A), the Staff had determined to delist our securities from NASDAQ unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely appealed the delisting notice and appeared in front of the Panel on July 19, 2018. The Panel issued a decision on July 24, 2018 and affirmed the Staff’s decision to delist our common stock from NASDAQ, with suspension of trading to become effective at the open of business on July 26, 2018. The Panel indicated that NASDAQ will complete the delisting process by filing a Form 25 Notification of Delisting with the Securities and Exchange Commission, after all applicable appeals periods have lapsed. In accordance with NASDAQ’s Listing Rules, we have decided to appeal the delisting determination. Any such appeal would not stay the suspension of trading in our securities on NASDAQ. There can be no guarantee as to the outcome of any appeal.

On July 26, 2018, our shares began trading on the OTCQB Market ("OTCQB"), which is operated by OTC Market Groups Inc., under the symbol “IMNP.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on April 2, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. We have based these forward-looking statements on our current expectations and projections of future events. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward-looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of our drug candidates, to the establishment of corporate collaborations, and to our operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further clinical trials. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2017, and those updated Risk Factors set forth in this Quarterly Report on Form 10-Q, for the period ended June 30, 2018.

Overview

We are a clinical stage biopharmaceutical company specializing in the development of novel targeted therapeutic agents in the fields of immunology, inflammation, dermatology and oncology.

Our lead product candidate is bertilimumab, a first-in-class, human, anti-eotaxin-1 antibody that targets eotaxin-1, a key regulator of inflammation, Bertilimumab has completed phase 2 trials in bullous pemphigoid (“BP”), our lead indication, as well as in allergic rhinitis and allergic conjunctivitis, and is currently in a phase 2 clinical trial in ulcerative colitis (“UC”). Also, we are developing a topical nano-encapsulated formulation of cyclosporine-A, which we refer to as “NanoCyclo,” for the treatment of atopic dermatitis (“AD”) and psoriasis.

Our oncology portfolio includes Ceplene, which is approved in the European Union for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) in combination with interleukin-2 (IL-2), and a nanotechnology combination platform, which we refer to as “NanomAbs”, Azixa, and Crolibulin. In June 2018, we terminated the license agreement and returned all rights relating to the bispecific antibody platform, which was included previously in our oncology portfolio. We intend to divest all of our oncology assets, which are held in our oncology-focused subsidiary, Cytovia Inc.

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

Business Strategy

Our business strategy is to develop novel therapeutics with the potential to treat or prevent immunologic nd inflammatory diseases. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications.

In April 2017, we announced a corporate restructuring with the objective of prioritizing and segregating our research and development efforts and strengthening our financial position. Accordingly, we had announced plans to separate our oncology business as a separate, stand-alone company, through a proposed spinoff of our wholly-owned subsidiary Cytovia Inc. (“Cytovia”). The contemplated spin-off was subject to the satisfaction of certain conditions, including separate capitalization from third-party sources to fund Cytovia’s start-up and operational costs, expenses of the spin-off and other relevant items. In April 2018, following careful consideration and lack of sufficient capital to support the spin-off, our board of directors determined that it was in the best interest of the Company and its shareholders to terminate the spin-off process and pursue other strategic alternatives for Cytovia in order to monetize its assets through a sale, disposition or similar transaction. In addition, on May 1, 2018, Dr. Daniel Teper, Chief Executive Officer of Cytovia and member of the board of directors of both Immune and Cytovia, resigned from each of these positions, effective immediately. The Board accepted his resignation, which was not due to any disagreement with the Company. See Risk Factors for risks and other matters related to our oncology assets.

Recent Developments

Effective June 21, 2018 (the “Effective Date”), we entered into a Termination Agreement by and among (i) Atlante Biotech (“Atlante”), (ii) Dr. Jean Kadouche (“Kadouche”), (iii) Immune Pharmaceuticals Inc. and (iv) Cytovia Inc. to terminate the exclusive license agreement (the “License”) that we executed with Atlante in December 2015 relating to the patents and know-how for a new format of bispecific antibody platform. Pursuant to the Termination Agreement, the License granted by Atlante is terminated, and the Licensed Technology (as defined in the License Agreement) and all rights included reverts to Atlante. As part of the Termination Agreement, we agreed to reimburse Atlante for outstanding patent expenses of $16,000 and settle all amounts owed to Kadouche under an existing consulting agreement for payment of $100,000, payable in four equal monthly installments beginning on June 30, 2018.

Our Business

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenues

We recorded no revenue for the three months ended June 30, 2018 and 2017. We are in the early stages of development of our prouct candidates and we have not completed the development of bertilimumab or other drug candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense ($ in thousands)

	Three months ended June 30,
	2018	2017	Change

Research and development	$1,715	$1,417	$298

Research and development (“R&D”) expenses increased by $298,000 or 21% to $1.7 million for the three months ended June 30, 2018, as compared to $1.4 million for the three months ended June 30, 2017. The increase was primarily driven by increases in (i) clinical trial expenses of $0.5 million, (ii) R&D consulting expense of $0.1 million, (iii) amortization of Ceplene acquisition intangibles of $0.1 million and (iv) employee compensation expense of $0.1 million. This cumulative increase was offset partially by decreases in (v) licenses of $0.3 million and (vi) the write-off of lab equipment in the second quarter of 2017 of $0.2 million.

General and administrative expense ($ in thousands)

	Three months ended June 30,
	2018	2017	Change

General and administrative	$1,128	$1,367	$(239)

General and administrative (“G&A”) expenses decreased by $0.2 million or 17% to $1.1 million for the three months ended June 30, 2018, as compared to $1.3 million for the three months ended June 30, 2017. The decrease was primarily driven by decreases in (i) audit and accounting services of $0.3 million, (ii) rent of $0.2 million and (iii) legal fees of $0.1 million offset by increases in (iv) consulting fees of $0.1 million, (v) investor relations fees of $0.1 million, (vi) stock-based compensation expense of $0.1 million and (vii) employee compensation of $0.1 million.

Non-operating expense ($ in thousands)

	Three months ended June 30,
	2018	2017	Change

Non-operating expense	$1,874	$2,152	$(278)

Non-operating expense was $1.9 million for the three months ended June 30, 2018, as compared with $2.2 million for the three months ended June 30, 2017, a decrease of $0.3 million or 13%.

Non-operating expense for the three months ended June 30, 2018 primarily consisted of the impairment of intangible assets of $0.7 million, amortization of the original issue discount for the Asset Acquisition Note Payable of $0.1 million, amortization of original issue discount and debt issuance costs for the May 2018 Convertible Notes of $0.2 million and liquidated damages of $1.1 million related to the May 2018 Convertible Notes, offset by a gain on extinguishment of Mablife Notes Payable of $0.2 million.

Non-operating expense for the three months ended June 30, 2017 consisted of amortization of original issue discount of $0.4 million and potential liquidated damages of $1.0 million on the May 2017 Convertible Notes, interest expense of $0.6 million relating to the April 2017 convertible note and interest expense of $0.1 million and $0.1 million of amortization of original issue discount and early termination fee on the Loan Agreement with Hercules.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenues

We recorded no revenue for the six months ended June 30, 2018 and 2017. We are in the early stages of development of our product candidates and we have not completed the development of bertilimumab or other drug candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense ($ in thousands)

	Six months ended June 30,
	2018	2017	Change

Research and development	$4,109	$2,445	$1,664

Research and development (“R&D”) expenses increased by $1.7 million or 68% to $4.1 million for the six months ended June 30, 2018, as compared to $2.4 million for the six months ended June 30, 2017. The increase was primarily driven by increases in (i) clinical trial expenses of $1.2 million, (ii) R&D consulting expense of $0.7 million, (iii) amortization of Ceplene acquisition intangibles of $0.3 million and (iv) employee compensation expense of $0.1 million. This cumulative increase was offset partially by decreases in (v) stock- based compensation expense of $0.1 million, (vi) licenses of $0.3 million and (vii) the write-off of lab equipment in the second quarter of 2017 of $0.2 million.

General and administrative expense ($ in thousands)

	Six months ended June 30,
	2018	2017	Change

General and administrative	$3,060	$3,034	$26

General and administrative (“G&A”) expenses primarily remained consistent at $3.1 million for the six months ended June 30, 2018, as compared to $3.0 million for the six months ended June 30, 2017. The change was primarily the same due to increases in (i) consulting fees of $0.3 million, (ii) investor relations fees of $0.2 million, and (iii) stock-based compensation expense of $0.1 million offset by decreases in (iv) rent of $0.3 million, (v) legal fees of $0.2 million and (vi) audit and accounting services of $0.1 million.

Non-operating expense ($ in thousands)

	Six months ended June 30,
	2018	2017	Change

Non-operating expense	$1,932	$3,210	$(1,278)

Non-operating expense was $1.9 million for the six months ended June 30, 2018, as compared with $3.2 million for the six months ended June 30, 2017, a decrease of $1.3 million or 40%.

Non-operating expense for the six months ended June 30, 2018 primarily consisted of the impairment of intangible assets of $0.7 million, amortization of the original issue discount for the Asset Acquisition Note Payable of $0.1 million, amortization of original issue discount and debt issuance costs for the May 2018 Convertible Notes of $0.2 million and liquidated damages of $1.1 million related to the May 2018 Convertible Notes, offset by a gain on extinguishment of Mablife Notes Payable of $0.2 million.

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

Liquidity and Capital Resources

We have generated losses from operations since inception and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. At June 30, 2018, we had a working capital deficit of approximately $10.9 million. Accumulated deficit amounted to $122.6 million and $113.5 million at June 30, 2018 and December 31, 2017, respectively. Net loss for the six months ended June 30, 2018 and 2017 was $9.1 million and $8.7 million, respectively. Net cash used in operating activities was $6.8 million and $4.5 million for six months ended June 30, 2018 and 2017, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of June 30, 2018, we had $1.5 million in cash. If we fail to raise additional capital or obtain substantial cash inflows from potential partners within the next six months, we may be forced to curtail or cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

Management has evaluated whether there is substantial doubt about our ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) our available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months from the filing of this quarterly report; (ii) we may not identify commercial partners to support development of its drug candidates; and (iii) if we fail to obtain the needed capital, we will be forced to delay, scale back, or eliminate some or all of its R&D programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of us to continue as a going concern.

The following table summarizes select balance sheet and working capital amounts as at June 30, 2018 and December 31, 2017 ($ in thousands):

	As of	As of
	June 30,	December 31,
	2018	2017	Change

Cash	$1,508	$6,776	$(5,268)
Working capital deficit	$(10,855)	$(2,220)	$(8,635)
Notes and loans payable, current portion	$(6,864)	$(3,296)	$(3,568)

Cash Flow Activities

The following table summarizes our cash flows for the periods set forth below ($ in thousands):

	Six months ended June 30,
	2018	2017	Change
Net cash used in operating activities	$(6,849)	$(4,453)	$(2,396)
Net cash (used in) provided by investing activities	$(61)	$37	$(98)
Net cash provided by financing activities	$1,642	$4,167	$(2,525)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $6.8 million compared with net cash used in operating activities for the six months ended June 30, 2017 of $4.5 million.

Net cash used in operating activities during the six months ended June 30, 2018, exclusive of changes in operating assets and liabilities was $6.6 million, which consists primarily of the net loss of $9.1 million, as adjusted for (i) amortization of debt discount of $0.3 million, (ii) depreciation and amortization expense of $0.5 million, (iii) loss on impairment of intangible assets of $0.7 million, (iv) liquidated damages of $1.1 million and (v) share based compensation of $0.1 million, offset by (vi) a gain on extinguishment of debt of $0.2 million. Changes in operating assets and liabilities in the six months ended June 30, 2018 of $0.3 million increased net cash used in operating activities primarily due to a decrease in accrued expenses.

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

Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities amounted to $61,000 for purchases of property and equipment for the new office space.

During the six months ended June 30, 2017, net cash provided by investing activities amounted to $37,000 primarily related to a decrease in restricted cash of $59,000, which was offset by $22,000 in purchases of computer software.

Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $1.6 million. This was comprised of proceeds from the May 2018 Convertible Notes of $2.0 million offset by repayments of Mablife Notes Payable of $0.2 million and dividends paid on Series E Convertible Preferred Stock of $0.2 million.

During the six months ended June 30, 2017, net cash provided by financing activities was $4.2 million. This was comprised of proceeds from the Equity Line financings of $5.4 million, proceeds from the May 2017 Convertible Notes of $1.6 million, proceeds from the April 2017 Convertible Notes of $0.4 million and proceeds of $0.2 million related to the amendment of certain securities purchase agreements. This was partially offset by the repayment of $1.4 million related to the November 2016 convertible notes, $0.9 million repayment of the Loan Agreement with Hercules, repayment of April 2017 Convertible Notes of $0.1 million, $1.0 million payment of commitment fees, and $0.1 million in financing fees paid related to the Equity Line financings.

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements. We have no guarantees or obligations other than those that arise out of the Company’s ordinary business operations.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those policies during the six months ended June 30, 2018.

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

Our management, including our Principal Executive Officer who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our Principal Executive Officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of June 30, 2018, which our management views as an integral part of our disclosure controls and procedures. Management’s assessment identified the following material weaknesses in our internal control over financial reporting:  lack of segregation of duties due to lack of sufficient accounting and finance personnel, lack of sufficient entity level controls, and lack of a sufficient technology infrastructure to support the financial reporting function.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, we initiated remediation efforts and are working on implementing the controls described above in response to previously identified material weaknesses.

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

Item 1A. Risk Factors.

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than as set forth below.

We have limited liquidity and, as a result, we may not be able to meet our obligations under existing debt agreements.

Since our inception in July 2010, we have incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. Our net loss was $9.1 million and $8.7 million for six months ended June 30, 2018 and 2017, and our accumulated deficit as of June 30, 2018 was $122.6 million. Our cash used in operations was $6.8 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively. To date, we have financed our operations primarily through private placements of common stock and preferred stock, public offering, convertible debt securities and borrowings under secured loans. Our revenue to date has consisted of royalties on licensed patents. We have devoted substantially all of our financial resources and efforts to developing bertilimumab, our phase 2 drug for the treatment of inflammatory diseases and our oncology portfolio,, manufacturing bertilimumab under cGMPs, conducting preclinical studies and clinical trials. We are still in the early stages of development of our product candidates.. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue the research and development of our product candidates.

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

Other than Ceplene, none of the Company’s drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that its clinical data and that of its collaborators establish the safety and efficacy of the Company’s drug candidates. Furthermore, the Company’s strategy includes entering into collaborations with third parties to participate in the development and commercialization of its products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under the Company’s control. The Company cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect its development plan or capital requirements.

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

As of June 30, 2018, there were 35,736,480 shares of common stock outstanding, with up to 16,171,200 shares of common stock issuable upon conversion of outstanding convertible preferred stock; 17,676,000 shares of common stock issuable upon exercise of outstanding warrants issued in connection with the convertible preferred stock; 7,416,667 shares potentially issuable upon conversion of May 2018 convertible notes (assuming $0.375 price); 1,494,344 shares of common stock issuable upon exercise of other outstanding warrants; and 575,597 shares of common stock issuable upon exercise of outstanding options. In addition, we may issue additional common stock and warrants from time to time to finance our operations, to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2015 Plan. The issuance of additional shares of common stock, convertible securities or warrants to purchase common stock, the perception that such issuances may occur, or exercise of outstanding warrants, convertible securities or options will have a dilutive impact on other shareholders and could have a material negative effect on the market price of our common stock.

The status and contemplated divestment of our oncology business is subject to various risks and uncertainties and may not be completed on the terms acceptable to us, if at all, and will involve significant time and expense, which could harm our business, results of operations and financial condition.

In April 2017, we announced a corporate restructuring with the objective of prioritizing and segregating our research and development efforts and strengthening our financial position. Accordingly, we had announced plans to separate our oncology business as a separate, stand-alone company, through a proposed spinoff of our wholly-owned subsidiary Cytovia Inc. (“Cytovia”). The contemplated spin-off was subject to the satisfaction of certain conditions, including separate capitalization from third-party sources to fund Cytovia’s start-up and operational costs, expenses of the spin-off and other relevant items. In April 2018, following careful consideration and lack of sufficient capital to support the spin-off, our board of directors determined that it was in the best interest of the Company and its shareholders to terminate the spin-off process and pursue other strategic alternatives for Cytovia in order to monetize its assets through a sale, disposition or similar transaction. Unanticipated developments could delay, prevent or otherwise adversely affect this process, including but not limited to failure to dispose of Cytovia’s assets, loss of Ceplene pursuant to the terms of the Asset Purchase Agreement, resulting in costs and expenses that may materially harm our business, liquidity and operations, litigation or other legal proceedings. Therefore, we cannot assure that we will be able to complete a strategic alternative to the spin-off on the terms that are acceptable to the Company, if at all.

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

Under an asset purchase agreement between Immune and Meda Pharma SARL (“Meda”), we were obligated to make payments to Meda of $1,500,000 (the “First Initial Consideration”) no later than December 15, 2017 and $1,500,000 on June 15, 2018. Under that agreement, we had a 30-day grace period to make the payment of the First Initial Consideration or work out a payment plan with Meda. On January 31, 2018, Meda delivered to us a default notice under the asset purchase agreement, demanding payment of the First Initial Consideration no later than February 15, 2018. We have yet to make any payments to Meda. Accordingly, Meda could terminate the asset purchase agreement, and cause us to forfeit the European rights to Ceplene without consideration to us and cancel our further obligations under the agreement except the First Initial Consideration would remain due and payable. If such action were to occur, we would need to either work out a license with Meda or renegotiate terms of a purchase of the European Ceplene rights from Meda. There can be no guarantee that that we would be able to work out such a deal. Loss of the Ceplene related assets would materially impair our ability to execute any sale, disposition or monetization of our oncology related assets and have a negative effect on our financial condition. There is also no guarantee that Meda will accept the transfer or assignment of the asset purchase agreement or such third party as an obligor to such agreement. If Meda does not accept the sale, transfer, assignment or other disposition of the Ceplene-related assets to such third-party buyer to whom we may negotiate such strategic transaction, it could materially impair our financial condition, operations and ability to execute our business plan.

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
August 14, 2018

