Form 10-Q
period 2018-09-30
IMMUNE PHARMACEUTICALS INC
filed 2018-11-14
CIK 1208261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36602

Immune Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1841431
(State or other jurisdiction of	(IRS Employer Id. No.)
incorporation or organization)

1 Bridge Plaza North, Suite 270

Fort Lee, NJ 07024

(Address of principal executive offices)

Registrant’s telephone number, including area code: (201) 464-2677

(Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 5, 2018, 49,313,329 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	September 30,
	2018	December 31,
	(Unaudited)	2017

ASSETS
Current assets
Cash and cash equivalents	$76	$6,776
Other current assets	288	255
Total current assets	364	7,031
Property and equipment, net	97	-
In-process research and development acquired	15,000	15,000
Intangible assets, net	5,155	6,477
Other assets	100	100
Total assets	$20,716	$28,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,535	$3,569
Accrued expenses	1,679	2,120
Advances from related parties	186	266
Notes and loans payable, current portion, net of debt discount	7,462	3,296
Total current liabilities	14,862	9,251
Notes and loans payable, net of current portion	870	1,457
Deferred tax liability	4,142	4,142
Total liabilities	19,874	14,850

Commitments and contingencies (Note 12)

Stockholders’ Equity
Series E Preferred Stock, net of discount, par value $0.0001, 18,000 shares authorized, 3,713 and 12,191 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value; authorized 225,000,000 shares; 44,964,491 and 21,002,212 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4	2
Additional paid-in capital	127,607	127,292
Accumulated deficit	(126,769)	(113,536)
Total stockholders’ equity	842	13,758
Total liabilities and stockholders’ equity	$20,716	$28,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Costs and expenses:
Research and development	2,054	1,229	6,163	3,674
General and administrative	1,644	1,610	4,704	4,644
Total costs and expenses	3,698	2,839	10,867	8,318
Loss from operations	(3,698)	(2,839)	(10,867)	(8,318)

Non-operating expense:
Interest expense	(498)	(1,440)	(844)	(4,637)
Loss on impairment of intangible assets	-	-	(653)	-
Gain (loss) on extinguishment of debt	-	(2,145)	181	(2,145)
Liquidated damages	-	-	(1,112)	-
Change in fair value of derivative instrument	9	95	47	95
Other income, net	55	278	15	265
Total non-operating expense	(434)	(3,212)	(2,366)	(6,422)
Net loss before income taxes	(4,132)	(6,051)	(13,233)	(14,740)
Income tax expense	-	-	-	-
Net loss	$(4,132)	$(6,051)	$(13,233)	$(14,740)
Deemed dividend	(5,541)	-	(11,140)	-
Net loss attributable to common stockholders	$(9,673)	$(6,051)	$(24,373)	$(14,740)
Basic and diluted net loss per common share	$(0.24)	$(0.53)	$(0.71)	$(1.47)

Weighted average common shares outstanding – basic and diluted:	39,508,791	11,322,894	34,319,963	10,010,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

(Unaudited)

	Series E Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	12,191	$-	21,002,212	$2	$127,292	$(113,536)	$13,758

Conversion of Series E Preferred Stock and dividends	(8,478)	-	23,825,614	2	(2)	-	-
Common stock issued to consultant	-	-	100,000	-	38	-	38
Down round trigger in connection with Series E Preferred Stock	-	-	-	-	10,127	-	10,127
Accretion of down round trigger in connection with Series E Preferred Stock	-	-	-	-	(10,127)	-	(10,127)
Down round trigger in connection with warrants	-	-	-	-	1,013	-	1,013
Accretion of down round trigger in connection with warrants	-	-	-	-	(1,013)	-	(1,013)
Conversion of May 2018 Convertible Notes	-	-	1,845	-	-	-	-
Share-based compensation	-	-	-	-	131	-	131
Series E Preferred Stock dividends	-	-	-	-	(342)	-	(342)
Series E Preferred Stock accreted value from dividends	-	-	-	-	396	-	396
Placement agent warrants	-	-	-	-	91	-	91
Exercise of warrants	-	-	34,820	-	3	-	3
Net loss	-	-	-	-	-	(13,233)	(13,233)

Balance at September 30, 2018	3,713	$-	44,964,491	$4	$127,607	$(126,769)	$842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Immune Pharmaceuticals Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,233)	$(14,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	670	427
Amortization of debt discount	845	2,064
Accretion of the April 2017 convertible note conversion premium	-	280
Liquidated damages	1,112	938
Share-based compensation	131	345
Loss on impairment of intangible assets	653	-
(Gain) loss on extinguishment of debt	(181)	2,145
Issuance of common stock to consultant	38	-
Change in fair value of derivative instrument	(47)	(95)
Disposal of equipment	-	267
Accretion of redemption premium on November 2016 convertible note	-	300
Changes in operating assets and liabilities:
Other assets	(32)	184
Accounts payable	1,966	3,015
Accrued expenses and advances from related parties	(266)	(347)
Net cash used in operating activities	(8,344)	(5,217)
Cash flows from investing activities:
Change in restricted cash	-	59
Purchase of property and equipment	(99)	(22)
Net cash (used in) provided by in investing activities	(99)	37
Cash flows from financing activities:
Proceeds from May 2018 Convertible Notes	2,007	-
Payment of dividends on Series E Preferred Stock	(162)	-
Repayment of Mablife Notes Payable	(205)	-
Proceeds from September 2018 Convertible Notes	100	-
Exercise of warrants	3	-
Proceeds received from November 2016 and March 2017 Equity Line financings	-	5,383
Financing fees paid on November 2016 and March 2017 Equity Line financing	-	(118)
Payment of commitment fees related to March 2017 Equity Line financing	-	(1,010)
Proceeds from amending certain securities purchase agreements	-	238
Repayment of capital lease	-	(24)
Repayment of November 2016 Convertible Notes	-	(1,350)
Proceeds from April 2017 Convertible Notes	-	440
Repayment of April 2017 Convertible Notes	-	(97)
Proceeds from May 2017 Convertible Notes	-	1,579
Proceeds from July 2017 Convertible Notes	-	245
Proceeds from August 2017 Convertible Notes	-	515
Proceeds from September 2017 Convertible Notes	-	115
Payment of debt issuance costs related to July 2017 Senior Secured Convertible Promissory Note	-	(57)
Repayment of senior secured term loan payable	-	(874)
Net cash provided by financing activities	1,743	4,985
Decrease in cash	(6,700)	(195)
Cash at beginning of period	6,776	271
Cash at end of period	$76	$76
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$155
Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with May 2018 Convertible Notes	91	-
Common stock issued to settle liabilities	-	14
Acquisition of Ceplene Rights	-	4,218
Conversion of April 2017 Convertible Notes prepayment into May 2017 Convertible Notes	-	154
Conversion of April 2017 Convertible Notes	-	275
Conversion of May 2017 Convertible Notes	-	1,864
Conversion of July 2017 Senior Secured Convertible Notes	-	2,228

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

Our lead product candidate is bertilimumab, a first-in-class, human, anti-eotaxin-1 antibody that targets eotaxin-1, a key regulator of inflammation. Phase 2 trials of bertilimumab in bullous pemphigoid (“BP”), our lead indication, as well as in allergic rhinitis and allergic conjunctivitis, have been completed, and a phase 2 clinical trial in ulcerative colitis (“UC”) has completed recruiting subjects, although this trial remains blinded. We are also developing a nano-encapsulated topical formulation of cyclosporine-A, which we refer to as “NanoCyclo,” for the treatment of atopic dermatitis (“AD”) and psoriasis.

Our oncology portfolio includes Ceplene, which is approved in the European Union for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) in combination with interleukin-2 (IL-2), a nanotechnology antibody platform, which we refer to as “NanomAbs,” and two vascular disrupting agents, Azixa and Crolibulin. These programs are currently inactive, and we intend to divest Ceplene and divest or discontinue the other oncology programs. In June 2018, we terminated the license agreement and returned all rights relating to the bispecific antibody platform, which was included previously in our oncology portfolio.

In April 2017, we announced a corporate restructuring with the objective of prioritizing and segregating our research and development efforts and strengthening our financial position. In April 2018, our board of directors determined that it was in the best interest of the Company and its shareholders to terminate the spin-off process and pursue other strategic alternatives for our wholly-owned subsidiary Cytovia Inc. (“Cytovia”) in order to monetize its assets through a sale, disposition or similar transaction. In addition, on May 1, 2018, Dr. Daniel Teper, Chief Executive Officer of Cytovia and member of the board of directors of both Immune and Cytovia, resigned from each of these positions, effective immediately. The Board accepted his resignation, which was not due to any disagreement with the Company. See Risk Factors for risks and other matters related to our oncology assets.

Our pain portfolio includes AmiKet and AmiKet Nano, a topical analgesic cream containing amitriptyline and ketamine for the treatment of postherpetic neuralgia (“PHN”) and diabetic peripheral neuropathy (“DPN”). We are determining the optimal path forward for this program.

As of September 30, 2018, we did not have any self-developed or licensed products approved for sale by the United States Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any of our products will obtain necessary United States or foreign government regulatory approval or that any approved products will be commercially viable.

On April 12, 2017, following receipt of shareholder approval, we announced a reverse stock split of our shares of common stock at a ratio of 1-for-20. Beginning with the opening of trading on April 13, 2017, our common stock began trading on a post-split basis on the Nasdaq Capital Market (“NASDAQ”). Our shareholders ratified the effectiveness of the April 2017 reverse stock split pursuant to Delaware General Corporation Law Sec. 204 at our Annual Meeting of Stockholders, held in relevant part on February 23, 2018, and the ratification proposal received the affirmative vote of the majority of the outstanding shares of our common stock as of the Record Date (as such term is defined in our Definitive Proxy Statement filed with the Securities and Exchange Commission (“SEC”) on January 26, 2018). All share and per share amounts in this prospectus have been reflected on a post-split basis.

On February 8, 2018, we announced that we failed to comply with certain listing requirements of Nasdaq First North and, therefore, our shares of common stock would no longer trade on Nasdaq First North as of March 29, 2018.

On December 1, 2017, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq LLC”) notifying the Company that the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share for the preceding 30 consecutive business days as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On June 4, 2018, the Company received a notice from the Staff of the Listing Qualifications Department (the “Staff”) of Nasdaq LLC indicating that, based upon the Company’s continued non-compliance with the Minimum Bid Price Requirement and notwithstanding the Company’s compliance with the quantitative criteria necessary to obtain a second 180-day period within which to evidence compliance with the Minimum Bid Price Requirement, as set forth in Nasdaq Listing Rule 5810(c)(3)(A), the Staff had determined to delist the Company’s securities from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely appealed the delisting notice and appeared in front of the Panel on July 19, 2018. The Panel issued a decision on July 24, 2018, and determined to delist the Company’s common stock from NASDAQ and the suspension of trading became effective at the open of business on July 26, 2018. The Panel also informed the Company that Nasdaq LLC would complete the delisting by filing a Form 25 Notification of Delisting with the SEC, after the applicable appeals periods have lapsed. In accordance with NASDAQ’s Listing Rules, the Company appealed the delisting determination. However, on October 18, 2018, the Nasdaq Listing and Hearing Review Council (the “Listing Council”) affirmed the decision of the Panel.

On July 26, 2018, our shares began trading on the OTCQB, which is operated by OTC Market Groups Inc., under the symbol “IMNP”.

Note 2. Going Concern

These condensed consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern despite insufficient available cash as of the date of this filing to fund the anticipated level of operations for at least the next 12 months from the issuance of this report is dependent on our ability to raise capital and monetize assets through the sale or licensing of drug candidates under development or our oncology asset portfolio.

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

We have generated losses from operations since inception and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. We had negative working capital of approximately $14.5 million and an accumulated deficit of $126.8 million as of September 30, 2018. Our net loss was $4.1 million and $6.1 million for the three months ended September 30, 2018 and 2017, respectively. Our net loss was $13.2 million and $14.7 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used in operations was $8.3 million and $5.2 million for the nine months ended September 30, 2018 and 2017, respectively. We had approximately $0.1 million in cash as of September 30, 2018.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2017 filed on April 2, 2018. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments, including normal and recurring accruals, necessary to present fairly the Company's consolidated financial position as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017.

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

We perform an analysis annually to determine whether an impairment of intangible assets has occurred. As of June 30, 2018, we evaluated our intangible assets for human antibodies and anti-ferritin antibodies, because of events that occurred during the second quarter, which indicate that the carrying amount may no longer be recoverable. Based on this evaluation, we determined that these intangible assets had no value and were fully impaired, as discussed in Note 6. Additionally, we evaluated the AmiKet IPR&D as of December 31, 2017 for impairment. There was no impairment as of December 31, 2017. See In-Process Research and Development below for a further discussion regarding the valuation of the AmiKet IPR&D.

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

We recorded an asset, IPR&D, with an initial book value of $27.5 million, related to the acquisition of AmiKet in August 2013 as part of the merger with Epicept. We completed an impairment analysis of the IPR&D as of December 31, 2016 and concluded that the following factors indicate that the IPR&D asset was impaired: a decision by management to delay indefinitely any further development of AmiKet; the failure to sell or license AmiKet to a third party; and the significant reduction in our market capitalization. For the year ended December 31, 2016, we recorded an impairment charge of $12.5 million in our consolidated statement of operations, which represents the excess of the IPR&D asset’s carrying value over its estimated fair value. The estimated fair value of the IPR&D asset of $15 million is based upon the value ascribed to AmiKet in an arm’s length agreement, which we negotiated with an unrelated third party and a valuation was performed by an independent specialist as of December 31, 2017.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” (“ASU 2016-18”). The amendments of ASU No. 2016-18 were issued to address the diversity in classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows which is currently not addressed under Topic 230. The ASU requires an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. ASU 2016-18 was effective for us in our first quarter of fiscal 2018. Adoption of ASU 2016-18 resulted in reclassification of restricted cash in the consolidated statements of cash flows for the nine months ended September 30, 2017.

New accounting standards which have not yet been adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For income statement purposes, ASU 2016-02 will require leases to be classified as either an operating or finance lease. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for us on January 1, 2019. We expect the adoption of ASU 2016-02 to result in an increase in right-of-use assets and related liabilities of approximately $500,000 on our consolidated balance sheet related to our assets that are currently classified as operating leases, primarily for office space.

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting" (“ASU 2018-07”), to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. Prior to the adoption of ASU 2018-07, stock-based compensation awarded to non-employees was subject to revaluation over its vesting terms. Subsequent to the adoption of ASU 2018-07, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees. We currently have not adopted this ASU as we are assessing its effect.

Note 4. Derivative Financial Instruments

We account for derivative financial instruments in accordance with ASC 815-40, “Derivative and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). Instruments that do not have fixed settlement provisions are deemed to be derivative instruments.

On July 17, 2017, we entered into an agreement in principle with Carmelit 9 Nehassim Ltd (“Carmelit”) for the sale of original issue discount convertible notes (the “Carmelit Notes”). Also, the holder is entitled to receive 75,000 shares of our common stock subject to approval by our shareholders. We accounted for the obligation to issue Carmelit 75,000 shares as a derivative under ASC 815 because shareholder approval is not within our control and failure to obtain the approval would trigger net-cash settlement. Therefore and because shareholder approval has not been obtained to date, we classified the obligation as a derivative liability with an offset to debt discount on the debt in our consolidated financial statements, recorded at fair value and subject to mark to market until the shares are issued upon shareholder approval. We recorded the derivative liability of $207,750 at inception based on the closing price of our shares on that date. As of September 30, 2018, the fair value of these shares was $5,250 based on the closing price of our shares and we recorded the change in fair value of $37,500 for the nine months ended September 30, 2018.

On October 27, 2017, we entered into an agreement with a consultant providing for the issuance of 50,000 shares to the consultant as partial consideration for the performance of investor relations services. We accounted for the obligation to issue the shares as a derivative because the issuance was subject to Immune Board approval, which was not obtained as of December 31, 2017. We recorded a derivative liability of $40,500 at inception based on the closing price of our shares on that date. Following receipt of board approval, in March 2018, we issued 50,000 shares to the consultant and extinguished the derivative liability. The fair value of these shares was $19,000 based on the closing price of our shares and we recorded the change in fair value of $9,500 for the nine months ended September 30, 2018.

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

The financial instruments recorded in our consolidated balance sheets consist primarily of cash, notes payable and accounts payable. The carrying amounts of our cash and accounts payable approximate fair value due to their short-term nature. The fair value of our debt approximates its carrying value of approximately $8.3 million. We had no other financial liabilities or assets that were measured at fair value as of September 30, 2018.

Note 6. Intangible Assets

Our intangible assets consist of licenses and patents relating to our bertilimumab and oncology programs and were determined by management to have useful lives ranging between seven and fifteen years. We amortize these intangible assets on a straight-line basis.

On June 15, 2017, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Meda Pharma SARL, a Mylan N.V. company (“Meda”), to repurchase assets relating to Ceplene (histamine dihydrochloride) including the right to commercialize Ceplene in Europe and to register and commercialize Ceplene in certain other countries, for a fixed consideration of $5.0 million payable in installments over a three-year period and additional contingent payments of $3.0 million which consists of $1.5 million due in year 4 upon the initial achievement of $12.0 million in revenue and $1.5 million due in year 5 upon the initial achievement of $15.0 million in revenue. The assets acquired from Meda include rights to marketing authorizations, trademarks, patents, and other intellectual property related to Ceplene and its use.

In addition, on June 15, 2017, substantially contemporaneous with the entry into the Asset Purchase Agreement, we entered into a Standby Financing Agreement (the “Standby Financing Agreement”) with Daniel Kazado (the “Standby Financer”) a member of our board of directors and a beneficial owner of our capital stock. See Note 13 for a further description of the Standby Financing Agreement. Currently, we are contemplating the sale or other disposition of our Ceplene assets, pursuant to which we intend to include the $5.0 million financial obligations contemplated by the Asset Purchase Agreement as part of such sale or other disposition on a basis and on terms that are acceptable to our board of directors and, if attainable, without recourse to us. We intend to maintain the regulatory status of Ceplene and our oncology assets while we pursue a strategic transaction, however, management and our board of directors will make decisions in the best interest of its shareholders as this process progresses.

We treated the acquisition as an asset acquisition in accordance with ASC 805, “Business Combinations”. We recorded the purchase price for the underlying patents as intangible assets and recorded the present value of the future payments due under the Asset Purchase Agreement of $4.2 million as a corresponding liability. The present value of future payments due under the Asset Purchase Agreement was determined by using our then current borrowing rate of 15% as the relevant discount rate for present value calculations. As of September 30, 2018, the amount due to Meda on a present value basis, classified as current and long-term notes payable is $3.7 million and $0.9 million, respectively. The estimated useful life of these intangible assets is seven years.

As of June 30, 2018, we evaluated our intangible assets for human antibodies and anti-ferritin antibodies because of events that occurred during the quarter, which indicate that the carrying amount may no longer be recoverable. Based on this evaluation (level 3 in the fair value hierarchy), these intangible assets have no value and were fully impaired. For the nine months ended September 30, 2018, we recorded impairment losses of $653,000 on certain intangible assets, as noted above.

The value of our amortizable intangible assets including gross asset value and carrying value is summarized below ($ in thousands):

	Bertilimumab iCo	NanomAbs Yissum	Human Antibodies Kadouche	Anti-ferritin Antibody MabLife	Ceplene Acquisition Intangibles	Total

Balance as of December 31, 2017	$1,419	$383	$381	$318	$3,976	$6,477
Amortization	(126)	(36)	(23)	(23)	(461)	(669)
Impairment	-	-	(358)	(295)	-	(653)
Balance, September 30, 2018	$1,293	$347	$-	$-	$3,515	$5,155

Gross asset value	$2,509	$694	$-	$-	$4,310	$7,513
Accumulated Amortization	(1,216)	(347)	-	-	(795)	(2,358)
Balance, September 30, 2018	$1,293	$347	$-	$-	$3,515	$5,155

Amortization expense amounted to $208,000 and $669,000 for the three and nine months ended September 30, 2018, respectively. Amortization expense amounted to $256,000 and $409,000 for the three and nine months ended September 2017, respectively.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets at September 30, 2018 is as follows ($ in thousands):

Period Ending September 30,	Amount
2019	$829
2020	829
2021	829
2022	829
2023	829
Thereafter	1,010
Total	$5,155

Note 7. Accrued Expenses

Accrued expenses consist of the following ($ in thousands):

	September 30,	December 31,
	2018	2017
Professional fees	$83	$284
Consulting fees	967	832
License fees	-	421
Dividends	-	216
Salaries and employee benefits	156	105
Severance	307	-
Other	166	262
Total	$1,679	$2,120

Note 8. Notes and Loan Payable

We are party to loan agreements as follows ($ in thousands):

	September 30,	December 31,
	2018	2017
Mablife Notes Payable (2)	$-	$394
Asset Acquisition Payable, net of discount of $445 (3)	4,555	4,359
May 2018 Convertible Notes, net of discount of $216 (4)	3,677	-
September 2018 Notes, net of discount of $3 (1)	100	-
Total notes and loans payable	$8,332	$4,753

Notes and loans payable, net of debt discount, current portion	$7,462	$3,296
Notes and loans payable, noncurrent portion	870	1,457
Total notes and loans payable, net of discount	$8,332	$4,753

Repayments under the Company’s existing debt agreements consist of the following ($ in thousands):

Period Ending September 30,	Amount
2019	$7,997
2020	1,000
Total	$8,997

September 2018 Notes (1)

On September 12, 2018, we entered into a securities purchase agreement (the “Purchase Agreement”) with Power Up Lending Group Ltd. (the “Purchaser”) for the sale of $103,000 in aggregate principal amount of convertible notes (the “September 2018 Notes”) which was consummated on September 14, 2018.

The September 2018 Notes bear interest at a rate of 12% per annum, payable in arrears on the maturity date of September 11, 2019, or upon acceleration or by prepayment. Any amount of principal or interest on the September 2018 Notes which is not paid when due shall bear interest at a rate of 22% per annum from the due date thereof until the same is paid. At any time during the one-hundred seventy (170) days ended March 1, 2019, we may prepay the Notes by paying a prepayment premium between 15% and 35%, based on the date paid, of the outstanding principal plus accrued and unpaid interest.

The September 2018 Notes are convertible into shares of our common stock, par value $0.0001 per share, beginning on March 1, 2019 at a conversion price equal to sixty-one percent (61%) of the average of the lowest two closing bid prices of our common stock during the twenty (20) trading days immediately preceding conversion. The number of shares issuable upon any conversion is limited to 4.99% of our then issued and outstanding common stock. There are no registration rights or warrants being granted to the Purchaser in this transaction.

In October 2018, we repaid the September 2018 Notes in full, which included a prepayment premium of 20% and accrued interest.

MabLife Notes Payable (2)

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

For the nine months ended September 30, 2018 and 2017, interest expense was $0.

Asset Acquisition Payable (3)

In conjunction with the Asset Purchase Agreement with Meda described in Note 6, we agreed to pay a fixed consideration of $5.0 million, payable in installments over a three-year period as follows: (i) $1.5 million on the earlier of: (1) the successful transfer to us of all of the marketing authorizations for the product or (2) the date which is six months after the Completion Date (as defined in the Asset Purchase Agreement); (ii) $1.5 million on the first anniversary of the Completion Date; (iii) $1.0 million on the second anniversary of the Completion Date; and (iv) $1.0 million on the third anniversary of the Completion Date. We recorded current and long-term debt of $3.7 million and $0.9 million, respectively, representing the amount due to Meda calculated on a present value basis. For the nine months ended September 30, 2018, interest expense was $195,000.

We are currently in default under the Asset Purchase Agreement. If not cured, we bear significant risk to our business plan regarding Ceplene, including the loss of such rights. Under the Asset Purchase Agreement, we were obligated to make payments to Meda of $1,500,000 (the “First Initial Consideration”) no later than December 15, 2017 and $1,500,000 on June 15, 2018. Under that agreement, we had a 30-day grace period to make the payment of the First Initial Consideration or agree to a payment plan with Meda. On January 31, 2018, Meda delivered to us a default notice, demanding payment of the First Initial Consideration no later than February 15, 2018. We have yet to make any payments to Meda. Accordingly, Meda could terminate the Asset Purchase Agreement and cause us to forfeit the European rights to Ceplene without consideration to us and cancel our further obligations under the agreement except the First Initial Consideration would remain due and payable. If such action were to occur, we would need to either agree to a new license with Meda or renegotiate terms of a purchase from Meda of the European rights to Ceplene. There can be no guarantee that we would be able to come to terms with Meda. Loss of the European rights to Ceplene would impair our ability to execute our business plan with respect to our oncology related assets.

May 2018 Convertible Notes (4)

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

The May 2018 Convertible Notes are due and payable upon the earlier of (a) November 18, 2018 and (b) the closing of one or more subsequent financings with gross proceeds equal to at least $3,000,000 in the aggregate. The holders of the May 2018 Convertible Notes have the option to extend the maturity date of the notes through February 18, 2019. The May 2018 Convertible Notes represent senior indebtedness of the Company.

The May 2018 Convertible Notes become immediately due at the Mandatory Default Amount, which is 140% of the outstanding principal amount of the note, plus all accrued interest and unpaid interest, and all other amounts, costs, expenses and liquidated damages, due if our common stock shall not be eligible for listing or quotation for trading on NASDAQ and shall not be eligible to resume listing or quotation for trading thereon within five trading days. Additionally, interest on the May 2018 Convertible Notes would accrue daily at an interest rate of 1.5% per month on the then outstanding principal amount. Also, the holder may to elect to convert all or any portion of the remaining principal amount into shares of common stock at a price per share equal to the lowest daily VWAP for the 15 days prior to conversion but in no event, at a conversion price below par value.

On June 4, 2018, we received a notice from the Staff of Nasdaq LLC indicating that, based upon our continued non-compliance with the minimum $1.00 bid price requirement for continued listing on NASDAQ, as set forth in the Rule as of May 30, 2018, the Staff had determined to delist our securities from NASDAQ unless we timely requested a hearing before the Panel. We timely appealed the delisting notice and appeared in front of the Panel on July 19, 2018. The Panel issued a decision on July 24, 2018 and affirmed the Staff’s decision to delist our common stock from NASDAQ, with suspension of trading effective at the open of business on July 26, 2018. The suspension of trading on NASDAQ triggered a default on the May 2018 Convertible Notes. Accordingly, as of June 30, 2018, we recorded the Mandatory Default Amount of $1.1 million as liquidated damages, which represents an additional 40% of principal but did not record an embedded derivative related to the lowest VWAP for the 15 days prior to conversion as this amount was immaterial to the consolidated financial statements. As of September 30, 2018, there were no additional adjustments.

In connection with the financing on October 9, 2018 described in Note 15, Subsequent Events (the “Financing”), the holders of our May 2018 Convertible Notes agreed to waive the outstanding event of default thereunder resulting from the suspension of the trading of the common stock on NASDAQ (other than the required increase in the principal amount of the May 2018 Convertible Notes) and to certain amendments, including adding the OTCQX and OTCQB trading markets to the default provisions for listing or quotation for trading, to the May 2018 Convertible Notes to enable us to consummate the Financing in exchange for an aggregate amendment fee of $49,220.

Upon the issuance of the May 2018 Convertible Notes on May 18, 2018, the conversion price for the Series E Convertible Preferred Stock and the exercise price of warrants issued with the Series E Convertible Preferred Stock (“Series E Warrants”) were adjusted to $0.30. On July 26, 2018, upon the suspension of trading on NASDAQ, the conversion price for the Series E Convertible Preferred Stock and the exercise price of warrants issued with the Series E Convertible Preferred Stock were adjusted to $0.20. On August 14, 2018, upon a conversion of $175 of May 2018 Convertible Notes, the conversion price for the Series E Convertible Preferred Stock and the exercise price of warrants issued with the Series E Convertible Preferred Stock were adjusted to $0.0759. Based on the above down round triggers, we recorded a deemed dividend for the three and nine months ended September 30, 2018 of $5,100,000 and $10,699,000, respectively, based on the change in fair value, in our consolidated statement of operations, of which $10,127,000 was related to the Series E Convertible Preferred Stock and $572,000 was related to the Series E Warrants.

For the three and nine months ended September 30, 2018, interest expense was $433,000 and $649,000, respectively, related to the amortization of original issue discount and debt issuance costs for the May 2018 Convertible Notes. For the nine months ended September 30, 2018 liquidated damages was $1,112,000 related to the Mandatory Default for the May 2018 Convertible Notes.

Note 9. Income Taxes

The Company has recognized a deferred tax liability of $4.1 million as of September 30, 2018 and December 31, 2017 related to the purchase of the AmiKet IPR&D. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the merger with Epicept Ltd. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. Accordingly, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at September 30, 2018 and December 31, 2017.

Note 10. Stockholders’ Equity

(a) Stock options and stock award activity

The following table illustrates the common stock options granted during the nine months ended September 30, 2018:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Consultants	January - September 2018	15,000	$0.34	$0.29	Immediately	Volatility	114 -118%
						Risk free interest rate	2.22 -2.82%
						Expected term, in years	6
						Dividend yield	0.00%
Management,	January - September 2018	57,000	$0.25	$0.22	2 years	Volatility	118%
Directors and						Risk free interest rate	2.96%
Employees						Expected term, in years	6
						Dividend yield	0.00%

The following table illustrates the common stock options granted during the nine months ended September 30, 2017:

Title	Grant date	No. of options	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management,	January - September 2017	366,500	$4.00	$2.60	1-3 years	Volatility	109-115%
Directors and						Risk free interest rate	2.22-2.53%
Employees						Expected term, in years	6-10
						Dividend yield	0.00%

The following table illustrates the stock awards during the nine months ended September 30, 2018.

Title	Grant date	No. of stock awards	Weighted average grant date fair value	Vesting terms
Consultants	January - September 2018	100,000	$0.38	Immediately

The fair value of stock awards was determined using the share price on the date of grant.

There were no stock awards during the nine months ended September 30, 2017.

The following table summarizes information about stock option activity for the nine months ended September 30, 2018:

	Options
	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	519,014	$9.80	$0.80 - $80.00	$9.40	$-
Granted	72,000	$0.27	$0.25-$0.34	$0.23	$-
Forfeited/cancelled	(111,351)	$22.23	$2.68-$80.00	$19.12	-
Outstanding at September 30, 2018	479,663	$5.40	$0.25 - $61.00	$5.80	$-
Exercisable at September 30, 2018	356,787	$7.00	$0.25 - $61.00	$7.60	$-

As of September 30, 2018, unamortized stock-based compensation for stock options was $0.1 million, with a weighted-average recognition period of approximately 2.1 years.

(b) Warrants

The following table illustrates warrants granted during the nine months ended September 30, 2018:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Investors	January - September 2018	474,667	$0.47	$0.19	Six months	Volatility	118%
						Risk free interest rate	2.90%
						Expected term, in years	5
						Dividend yield	0.00%

The following table illustrates warrants granted during the nine months ended September 30, 2017:

Title	Grant date	No. of warrants	Weighted average exercise price	Weighted average grant date fair value	Vesting terms	Assumptions used in Black-Scholes option pricing model
Investors	January - September 2017	52,910	$10.00	$3.80	Immediately	Volatility	109%
						Risk free interest rate	1.89%
						Expected term, in years	5
						Dividend yield	0.00%

Noteholders	January - September 2017	387,597	$0.86	$1.96	Immediately	Volatility	105%
						Risk free interest rate	1.91%
						Expected term, in years	5
						Dividend yield	0.00%

The following table summarizes information about warrants outstanding at September 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Exercise price range
Warrants outstanding at December 31, 2017	18,695,677	$3.00	$0.86-$200.00
Warrants issued	474,667	0.47	$0.47
Warrants increased	4,004,147	0.08	$0.08
Warrants exercised	(34,820)	.08	.08
Outstanding and exercisable at September 30, 2018	23,139,671	$1.61	$0.08-$200.00

The 83,333 warrants issued with the April 2017 Convertible Notes were valued using the Monte Carlo model, which is a pricing model that incorporates all of the required inputs of a Black-Scholes model and Monte Carlo simulation process that capture additional features of the warrant related to its fair value estimate, but are outside of the Black-Scholes model. The warrants contain a provision whereby if the Company completes a transaction with an effective price per share lower than the exercise price of the warrants then the exercise price shall be reduced and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The allocated fair value of the warrant of $180,000 is the mean of the present value of the future cash flows resulting from the Monte Carlo simulation process. The fair value of $180,000 was calculated using the Monte Carlo model and the allocated value of $180,000 was recorded as additional paid-in capital. In 2017, the number of warrants increased to 387,597 and exercise price lowered to $0.86 due to the above provision. During the nine months ended September 30, 2018, the number of warrants increased by 4,004,147 to 4,391,744 and the exercise price lowered to $0.0759 due to the above provision. Based on the above provision, we recorded a deemed dividend for the three and nine months ended September 30, 2018 of $441,000 and $441,000, respectively, based on the change in fair value, in our consolidated statement of operations.

Stock-based compensation expense for stock options and awards and warrants for the three months ended September 30, 2018 and 2017 was $9,000 and $180,000, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets. Stock-based compensation expense for stock options and awards and warrants for the nine months ended September 30, 2018 and 2017 was $131,000 and $345,000, respectively, which has not been tax-effected due to the recording of a full valuation allowance against net deferred tax assets.

(c) Series E Convertible Preferred Stock

For the nine months ended September 30, 2018, 8,478 shares of Series E Convertible Preferred Stock were converted into 23,825,614 shares of our common stock.

As of September 24, 2018, we notified the holders of Series E Convertible Preferred Stock that funds are not legally available for the payment of dividends and that such dividends shall accrete to and increase the outstanding stated value of the Series E Convertible Preferred Stock and shall thereafter no longer be accrued and unpaid dividends. As of September 30, 2018, dividends in accrued expenses of $396,000 were adjusted and recorded in additional paid in capital. For the nine months ended September 30, 2018, we recorded dividends of approximately $342,000.

Note 11. Loss Per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding for the nine months ended September 30, 2018 and 2017 excludes shares underlying stock options, warrants, convertible notes and convertible preferred because the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares are summarized as follows:

	Three month period		Nine month period
	ended September 30,		ended September 30,
	2018	2017	2018	2017
Common stock options	479,663	688,041	479,663	688,041
Shares issuable upon conversion of Series E Preferred Stock (including dividends and assuming $0.0759 price)	58,051,054	-	58,051,054	-
Shares potentially issuable upon conversion of May 2018 convertible notes (assuming $0.375 price)	10,382,865	-	10,382,865	-
Shares potentially issuable upon conversion of April 2017 convertible notes (assuming $1.00 floor price)	-	152,355	-	152,355
Shares potentially issuable upon conversion of May 2017 convertible notes (assuming $1.00 floor price)	-	480,000	-	480,000
Shares potentially issuable upon conversion of July 2017 Senior Secured convertible note (assuming (0.75 floor price)	-	1,589,879	-	1,589,879
Share potentially issuable upon conversion of July 2017 convertible note (assuming $1.00 floor price)	-	300,000	-	300,000
Shares potentially issuable upon conversion of August 2017 convertible note (assuming $1.00 floor price)	-	858,000	-	858,000
Shares potentially issuable upon conversion of September 2017 convertible notes (assuming $1.00 conversion price)	-	149,500	-	149,500
Warrants	23,139,671	1,019,627	23,139,671	1,019,627
Total shares excluded from calculation	92,053,253	5,237,402	92,053,253	5,237,402

Note 12. Commitments and Contingencies

(a) Leases

In August 2018, we relocated our headquarters to Fort Lee, New Jersey under a lease agreement. The lease is for a term of seventy-five months with the first three months’ rent abated. Annual fixed base rent for the first year is $74,000, the second year is $102,000, the third year is $105,000, the fourth year is $108,000, the fifth year is $111,000, the sixth year is $115,000 and the final three months is $29,000.

Immune Ltd. occupies shared office space on a month-to-month basis in Jerusalem, Israel. Rent expense is approximately $1,000 per month. Immune Ltd. occupied shared office space on a month-to-month basis in Tel-Aviv, Israel through May 31, 2018. Rent expense was approximately $2,000 per month.

As of August 31, 2018, we terminated our lease for office space in Englewood Cliffs, New Jersey. Lease expense was approximately $3,000 per month. Cytovia occupied shared office space on a month-to-month basis in New York, New York , which ceased on August 31, 2018. Rent expense was approximately $4,000 per month.

We recorded rent expense of $59,000 and $405,000 for the nine months ended September 30, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable leases as of September 30, 2018 are as follows ($ in thousands):

Period Ending September 30,	Amount
2019	$91
2020	102
2021	105
2022	109
2023	112
Thereafter	124
Total	$643

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

Note 13. Related Party Transactions

Dr. Teper, our former CEO and former member of our Board, advanced cash to us of approximately $0.2 million, which remains owed as of September 30, 2018. This amount has been reflected in advances from related parties in our consolidated balance sheets.

As of September 30, 2018, there is approximately $0.1 million owed to our directors and management for directors’ fees and expense reimbursements. This amount is included in accounts payable in our consolidated balance sheets.

On August 28, 2018, Elliot M. Maza resigned all positions held by him with us, including his positions as our Chief Executive Officer and President and as a member of our board of directors. In connection with his resignation, Mr. Maza entered into a Termination Agreement (the “Termination Agreement”) and a General Release of Claims with us (the “Release”). Pursuant to the Termination Agreement, we agreed to pay Mr. Maza a severance payment in the amount of $300,000 (the “Severance Amount”). The Severance Amount will be paid to Mr. Maza in equal installments in accordance with our customary payroll practices; provided, however, that any outstanding monthly installments will be accelerated in the event of a “Company Sale” (as defined in the Termination Agreement). In addition, the Company will reimburse Mr. Maza for the cost of continued medical insurance for a period of up to nine months. As of September 30, 2018, a balance of $307,000 is included in accrued expenses in our consolidated balance sheets.

On June 15, 2017, substantially contemporaneous with the entry into the Asset Purchase Agreement (see Note 8), we entered into a Standby Financing Agreement (the “Standby Financing Agreement”) with Daniel Kazado (the “Standby Financer”), a member of our board of directors and a beneficial owner of our capital stock. Currently, we are contemplating the sale or other disposition of our Ceplene assets, pursuant to which we intend to include the $5.0 million financial obligations contemplated by the Asset Purchase Agreement as part of such sale or other disposition on a basis and on terms that are acceptable to our board of directors and, if attainable, without recourse to us. The Standby Financing Agreement remains in effect in order to support the financial obligations of the Company to pay the fixed consideration installments, in the aggregate amount of $5,000,000, due under and in accordance with the terms of the Asset Purchase Agreement. In the event that we cannot effectuate the sale or disposition of our Ceplene assets on terms reasonably acceptable to us and in a timeline necessary to satisfy the financial obligations of the Asset Purchase Agreement (including, without limitation, that such funding be on a basis that is without recourse to us), then, pursuant to the terms of the Standby Financing Agreement, the Standby Financer shall lend us or Cytovia (as determined in the discretion of our board of directors) an amount in immediately available funds equal to the fixed consideration installment payment then due and payable under the Asset Purchase Agreement (the “Standby Commitment”). The loan made by the Standby Financer in respect of such fixed payment shall be evidenced by a promissory note in an aggregate principal amount equal to the amount of funds lent by the Standby Financer. The Standby Commitment shall expire on the earliest of (a) satisfaction in full by the Standby Financer of his obligations under the Standby Financing Agreement, (b) Cytovia having obtained funding on terms reasonably acceptable to us and (c) the Company having been fully discharged of and released from all liability of all of its obligations under the Asset Purchase Agreement.

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

Additionally, in connection with the Licensing Agreement, the parties thereto agreed that Pint Gmbh, an affiliate of Pint, will separately enter into an investment agreement upon satisfaction of the condition that the commercialization of the Ceplene and the Combination Therapy has been met (defined to mean when Ceplene is commercialized by Pint together with a new product in the Territory, pursuant to which, Pint Gmbh will make to an investment of $4.0 million into Cytovia in exchange for an equity interest in Cytovia. In July 2018, a global pharmaceutical and services company announced that it acquired the ex-United States rights to the drug other than Ceplene comprising the Combination Therapy. Accordingly, the condition for the investment from Pint can no longer be satisfied.

We are currently contemplating the sale, disposition or other strategic transaction involving our Ceplene assets. This process is in its early stages and, therefore, it is too soon to definitively state how the Licensing Agreement will be impacted or addressed, or if a sale or other disposition will be consummated.

Note 15. Subsequent Events

We have evaluated events and transactions subsequent to September 30, 2018 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

On October 9, 2018, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor pursuant to which we sold to the investor $5.5 million in principal amount of our Senior Secured Redeemable Convertible Notes (the “October 2018 Notes”) for $2 million in cash and a $3 million promissory note (the “Investor Note”) payable upon the earlier of the effectiveness of a registration statement covering the resale of the shares issuable upon conversion of the October 2018 Notes or one year.

The October 2018 Notes bear compounded interest at a rate of 10% per annum, subject to adjustment as specified in the October 2018 Notes and mature five years from the issuance date. The October 2018 Notes are secured by first priority security interests on all of our assets, other than all tangible and intangible assets associated with Ceplene (histamine dihydrochloride) unless such assets are not disposed of by March 31, 2019. The October 2018 Notes are convertible into shares of our common stock at a conversion price of $0.075 per share, subject to certain adjustments, at the option of the holder thereof or, in certain circumstances, at our option. In the event of a conversion, any accrued interest and any interest make-whole amount will be paid in cash or, in certain circumstances, shares of common stock valued on a formula basis specified in the October 2018 Notes. At maturity, the October 2018 Notes will automatically convert into shares of common stock unless redeemed for cash at our option in whole but not in part at 100% of the face amount thereof plus accrued interest. Prior to maturity and subject to certain limitations, the October 2018 Notes are redeemable in whole or in part in cash at our option at 100% of the face amount to be redeemed plus an interest make-whole payment or in whole at 125% of the face amount thereof.

We also issued to the investor warrants (“October 2018 Warrants”) exercisable for three years from the issuance date to purchase up to 50 million shares of common stock at an exercise price of $0.10 per share, subject to full-ratchet price protection in the event that we issue or is deemed to issue shares of common stock at a price per share less than the then-current exercise price of the October 2018 Warrants (subject to certain exceptions). In the event of certain fundamental transactions (generally involving the sale or acquisition of the company or all or substantially all of our assets), the holder of the October 2018 Warrants has the right to require us (or any successor entity) to repurchase the October 2018 Warrants at the Black-Scholes value thereof calculated pursuant to a formula specified in the October 2018 Warrants.

In the Securities Purchase Agreement, we agreed to file a registration statement covering the resale of the shares of common stock issuable upon the conversion of the October 2018 Notes and the exercise of the October 2018 Warrants.

We do not currently have sufficient shares of common stock authorized for issuance in the event that the October 2018 Notes are converted in full and the October 2018 Warrants are fully exercised. In the Securities Purchase Agreement, we agreed to call a special meeting of stockholders within 90 days to obtain stockholder approval for an increase in our authorized common stock to enable us to fulfill our obligations under the October 2018 Notes and the October 2018 Warrants.

In connection with the financing described above (the “Financing”), the holders of our May 2018 Convertible Notes agreed to waive the outstanding event of default thereunder resulting from the suspension of the trading of the common stock on NASDAQ (other than the required increase in the principal amount of the May 2018 Convertible Notes) and to certain amendments, including adding the OTCQX and OTCQB trading markets to the default provisions for listing or quotation for trading, to the May 2018 Convertible Notes to enable us to consummate the Financing in exchange for an aggregate amendment fee of $49,220.

Upon the issuance of the October 2018 Notes and October 2018 Warrants on October 9, 2018, the conversion price for the Series E Convertible Preferred Stock and the exercise price of warrants issued with the Series E Warrants were adjusted to $0.0682 and further adjusted to $0.0541 as of October 17, 2018, which was four trading days immediately following the public announcement on October 10, 2018 of the October 2018 Notes and October 2018 Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on April 2, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. We have based these forward-looking statements on our current expectations and projections of future events. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause results to differ materially from those contemplated in such forward-looking statements. Statements made in this document related to, among other statements, the development, commercialization and market expectations of our drug candidates, to the establishment of corporate collaborations, and to our operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further clinical trials. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2017, and those updated Risk Factors set forth in this Quarterly Report on Form 10-Q, for the period ended September 30, 2018.

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

Our oncology portfolio includes Ceplene, which is approved in the European Union for the maintenance of remission in patients with Acute Myeloid Leukemia (“AML”) in combination with interleukin-2 (IL-2), and a nanotechnology combination platform, which we refer to as “NanomAbs”, Azixa, and Crolibulin. In June 2018, we terminated the license agreement and returned all rights relating to the bispecific antibody platform, which was included previously in our oncology portfolio. We intend to divest all of our oncology assets.

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

Recent Developments

Departure of Chief Executive Officer and Directors

On August 28, 2018, Elliot M. Maza resigned all positions held by him with us, including his positions as our Chief Executive Officer and President and as a member of our board of directors. In connection with his resignation, Mr. Maza entered into a Termination Agreement (the “Termination Agreement”) and a General Release of Claims with us (the “Release”). Pursuant to the Termination Agreement, we agreed to pay Mr. Maza a severance payment in the amount of $300,000 (the “Severance Amount”). The Severance Amount will be paid to Mr. Maza in equal installments in accordance with our customary payroll practices; provided, however, that any outstanding monthly installments will be accelerated in the event of a “Company Sale” (as defined in the Termination Agreement). In addition, the Company will reimburse Mr. Maza for the cost of continued medical insurance for a period of up to nine months.

On September 10, 2018, Dr. Cameron Durrant, a member of our Board of Directors resigned as a director of the Company, effective immediately.

Appointment of Interim Chief Executive Officer and Director

On August 28, 2018, Tony Fiorino, M.D., Ph.D., our Chief Medical Officer and Chief Operating Officer will assume the role of Interim Chief Executive Officer. Dr. Fiorino will also retain his duties as Chief Medical Officer and Chief Operating Officer. In connection with his appointment as Interim Chief Executive Officer, Dr. Fiorino was also elected to our Board of Directors to fill the vacancy resulting from Mr. Maza’s resignation. In addition, Dr. Fiorino has assumed the role of President.

Our Business

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenues

We recorded no revenue for the three months ended September 30, 2018 and 2017. We are in the early stages of development of our product candidates and we have not completed the development of bertilimumab or other drug candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense ($ in thousands)

	Three months ended September 30,
	2018	2017	Change

Research and development	$2,054	$1,229	$825

Research and development (“R&D”) expenses increased by $825,000 or 67% to $2.1 million for the three months ended September 30, 2018, as compared to $1.2 million for the three months ended September 30, 2017. The increase was primarily driven by increases in (i) clinical trial expenses of $0.5 million, (ii) patent expenses of $0.1 million and (iii) employee compensation expense of $0.2 million.

General and administrative expense ($ in thousands)

	Three months ended September 30,
	2018	2017	Change

General and administrative	$1,644	$1,610	$34

General and administrative (“G&A”) expenses remained consistent at $1.6 million for the three months ended September 30, 2018, as compared to $1.6 million for the three months ended September 30, 2017. The change was primarily the same due to increases in (i) investor relations fees of $0.1 million, (ii) employee compensation expense of $0.3 million and (iii) legal fees of $0.1 million offset by decreases in (vi) consulting expenses of $0.2 million, (v) stock-based compensation expense of $0.2 million and (vi) audit and accounting services of $0.1 million.

Non-operating expense ($ in thousands)

	Three months ended September 30,
	2018	2017	Change

Non-operating expense	$434	$3,212	$(2,778)

Non-operating expense was $0.4 million for the three months ended September 30, 2018, as compared with $3.2 million for the three months ended September 30, 2017, a decrease of $2.8 million or 86%.

Non-operating expense for the three months ended September 30, 2018 primarily consisted of amortization of the original issue discount for the Asset Acquisition Note Payable of $0.1 million and amortization of original issue discount and debt issuance costs for the May 2018 Convertible Notes of $0.4 million.

Non-operating expense for the three months ended September 30, 2017 primarily consisted of amortization of original issue discount of $0.8 million for the May 2017 Convertible Notes and $0.4 million in liquidated damages on the November 2016 convertible notes. In addition, non-operating expense consisted of loss on extinguishment of debt of $2.1 million relating to the MEF I, LP Senior Secured Convertible Note and the Amendment of the May 2017 Convertible Notes.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenues

We recorded no revenue for the nine months ended September 30, 2018 and 2017. We are in the early stages of development of our product candidates and we have not completed the development of bertilimumab or other drug candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Research and development expense ($ in thousands)

	Nine months ended September 30,
	2018	2017	Change

Research and development	$6,163	$3,674	$2,489

Research and development (“R&D”) expenses increased by $2.5 million or 68% to $6.2 million for the nine months ended September 30, 2018, as compared to $3.7 million for the nine months ended September 30, 2017. The increase was primarily driven by increases in (i) clinical trial expenses of $1.7 million, (ii) R&D consulting expense of $0.7 million, (iii) amortization of Ceplene acquisition intangibles of $0.3 million, (iv) employee compensation expense of $0.3 million , and (v) patent expenses of $0.1 million. This cumulative increase was offset partially by decreases in (vi) licenses of $0.3 million, (vii) the write-off of lab equipment in the second quarter of 2017 of $0.2 million and (viii) stock-based compensation expense of $0.1 million.

General and administrative expense ($ in thousands)

	Nine months ended September 30,
	2018	2017	Change

General and administrative	$4,704	$4,644	$60

General and administrative (“G&A”) expenses remained consistent at $4.7 million for the nine months ended September 30, 2018, as compared to $4.7 million for the nine months ended September 30, 2017. The change was primarily the same due to increases in (i) investor relations fees of $0.2 million and (ii) employee compensation expense of $0.4 million offset by decreases in (iii) rent of $0.3 million, (iv) legal fees of $0.1 million, (v) stock-based compensation expense of $0.1 million and (vi) audit and accounting services of $0.1 million.

Non-operating expense ($ in thousands)

	Nine months ended September 30,
	2018	2017	Change

Non-operating expense	$2,366	$6,422	$(4,056)

Non-operating expense was $2.4 million for the nine months ended September 30, 2018, as compared with $6.4 million for the nine months ended September 30, 2017, a decrease of $4.1 million or 63%.

Non-operating expense for the nine months ended September 30, 2018 primarily consisted of the impairment of intangible assets of $0.7 million, amortization of the original issue discount for the Asset Acquisition Note Payable of $0.2 million, amortization of original issue discount and debt issuance costs for the May 2018 Convertible Notes of $0.6 million and liquidated damages of $1.1 million related to the May 2018 Convertible Notes, offset by a gain on extinguishment of Mablife Notes Payable of $0.2 million.

Non-operating expense for the nine months ended September 30, 2017 primarily consisted of loss on extinguishment of $2.1 million relating to the repayment of the Hercules Loan Agreement and the MEF I, LP Senior Secured Convertible Note and the Amendment of the May 2017 Convertible Notes. In addition, non-operating expense primarily consisted of amortization of original issue discount of $2.0 million for the May 2017 Convertible Notes, interest expense of $0.6 million relating to the April 2017 Convertible Notes, interest expense of $0.1 million and $0.3 million of amortization of original issue discount and early termination fee on the Loan Agreement with Hercules, $0.1 million of amortization of discount on amount due to Meda and $0.1 million of amortization of original issue discount on various other notes. In addition, interest expense included $0.8 million in liquidated damages and $0.3 million in redemption premium recorded on the November 2016 convertible notes.

Liquidity and Capital Resources

We have generated losses from operations since inception and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. At September 30, 2018, we had a working capital deficit of approximately $14.5 million. Accumulated deficit amounted to $126.8 million and $113.5 million at September 30, 2018 and December 31, 2017, respectively. Net loss for the nine months ended September 30, 2018 and 2017 was $13.2 million and $14.7 million, respectively. Net cash used in operating activities was $8.3 million and $5.2 million for nine months ended September 30, 2018 and 2017, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of September 30, 2018, we had approximately $0.1 million in cash. If we fail to raise additional capital or obtain substantial cash inflows from potential partners within the next six months, we may be forced to curtail or cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

Management has evaluated whether there is substantial doubt about our ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) our available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months from the filing of this quarterly report; (ii) we may not identify commercial partners to support development of our drug candidates; and (iii) if we fail to obtain the needed capital, we will be forced to delay, scale back, or eliminate some or all of its R&D programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of us to continue as a going concern.

The following table summarizes select balance sheet and working capital amounts as at September 30, 2018 and December 31, 2017 ($ in thousands):

	As of	As of
	September 30,	December 31,
	2018	2017	Change

Cash	$76	$6,776	$(6,700)
Working capital deficit	$(14,498)	$(2,220)	$(12,278)
Notes and loans payable, current portion	$(7,462)	$(3,296)	$(4,166)

Cash Flow Activities

The following table summarizes our cash flows for the periods set forth below ($ in thousands):

	Nine months ended September 30,
	2018	2017	Change
Net cash used in operating activities	$(8,344)	$(5,217)	$(3,127)
Net cash (used in) provided by investing activities	$(99)	$37	$(136)
Net cash provided by financing activities	$1,743	$4,985	$(3,242)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $8.3 million compared with net cash used in operating activities for the nine months ended September 30, 2017 of $5.2 million.

Net cash used in operating activities during the nine months ended September 30, 2018, exclusive of changes in operating assets and liabilities was $10.0 million, which consists primarily of the net loss of $13.2 million, as adjusted for (i) amortization of debt discount of $0.8 million, (ii) depreciation and amortization expense of $0.7 million, (iii) loss on impairment of intangible assets of $0.7 million, (iv) liquidated damages of $1.1 million and (v) stock-based compensation of $0.1 million, offset by (vi) a gain on extinguishment of debt of $0.2 million. Changes in operating assets and liabilities in the nine months ended September 30, 2018 was $1.7 million primarily due to a $2.0 million increase in accounts payable, which was offset by a corresponding decrease in accrued expenses and related parties of $0.3 million.

The net cash used in operating activities during the nine months ended September 30, 2017, exclusive of changes in operating assets and liabilities, was $8.1 million including the net loss of $14.7 million, stock-based compensation expense of $0.3 million, depreciation and amortization, including debt discount and debt issuance costs of $2.5 million and loss on extinguishment of debt of $2.1 million. Changes in operating assets and liabilities in the nine months ended September 30, 2017 was $2.9 million primarily due to a $3.0 million increase in accounts payable and an increase in other assets of $0.2 million, which was offset by a corresponding decrease in accrued expenses of $0.3 million.

Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities amounted to $99,000 for purchases of property and equipment for the new office space.

During the nine months ended September 30, 2017, net cash provided by investing activities amounted to $37,000 related to a decrease in restricted cash of $59,000, which was offset by $22,000 in purchases of computer software.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $1.7 million. This was comprised of proceeds from the May 2018 Convertible Notes of $2.0 million and proceeds from the September 2018 Notes of $0.1 million offset by repayments of Mablife Notes Payable of $0.2 million and dividends paid on Series E Convertible Preferred Stock of $0.2 million.

During the nine months ended September 30, 2017, net cash provided by financing activities was $5.0 million. This was comprised of proceeds from the Equity Line financings of $5.4 million, proceeds from the May 2017 Convertible Notes of $1.6 million, proceeds from the April 2017 Convertible Notes of $0.4 million and proceeds, proceeds from July 2017 Convertible Notes of $0.2 million, proceeds from August 2017 Convertible Notes of $0.5 million, proceeds from September 2017 Convertible Notes of $0.1 million, of $0.2 million related to the amendment of certain securities purchase agreements. This was partially offset by the repayment of $1.4 million related to the November 2016 convertible notes, $0.9 million repayment of the Loan Agreement with Hercules, repayment of April 2017 Convertible Notes of $0.1 million, $1.0 million payment of commitment fees, and $0.1 million in financing fees paid related to the Equity Line financings.

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements. We have no guarantees or obligations other than those that arise out of the Company’s ordinary business operations.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those policies during the nine months ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide information required by this item because we are a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Accounting Officer and supervision of our Principal Executive Officer, who also is our Principal Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our management concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of September 30, 2018, which our management views as an integral part of our disclosure controls and procedures. Management’s assessment identified the following material weaknesses in our internal control over financial reporting:  lack of segregation of duties due to lack of sufficient accounting and finance personnel, lack of sufficient entity level controls, and lack of a sufficient technology infrastructure to support the financial reporting function.

Our management plans to remediate these weaknesses by using third parties to perform accounting tasks, enhancing procedures for recording and reviewing complex transactions, performing more independent reconciliations or reviews and hiring more people. Our planned remediation efforts to address lack of sufficient technology infrastructure include upgrading and engaging technology consultants with specific financial reporting expertise using our accounting and financial reporting system. We believe that these remediation efforts, if successfully implemented, will improve our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, we initiated remediation efforts and are working on implementing the controls described above in response to previously identified material weaknesses. Other than described above, there have been no other changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

See Note 12(c) - “Commitments and Contingencies”, of the Notes to Unaudited Consolidated Financial Statements for detailed information regarding the status of our lawsuits and other disputes.

On May 9, 2018, we received a complaint against us, our subsidiary, our former CEO and Board Member, Daniel Teper and our former CFO, Serge Goldner, for approximately $2.8 million that was filed in the Tel Aviv District Court based on an agreement with our subsidiary, from 2011, relating to a loan of $260,000 which was repaid in full in 2011. The plaintiff claimed that the damages were based on certain warrants to purchase shares of our common stock, to participate in a future public offering or merger of the Company, with certain discounted terms and cash damages that it did not receive. In October 2014, we received a written demand from the plaintiff for damages and the parties discussed a settlement of this matter in 2015; however, until receipt of the complaint, we had not heard from the plaintiff since 2015. At this stage, we are unable to assess the validity or merits of the claim. We will review the claims and intend to vigorously defend against this action.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, result of operations, cash flows, and the trading price of our common stock. There are numerous and varied risks as set forth below that may prevent us from achieving our goals, and the risks we describe are not the only ones facing us. If any of these risks actually occur, or if any risks or uncertainties not presently known to us or that we currently deem immaterial impair our business or operations, then our business, financial condition or results of operations may be materially adversely affected. In such cases, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks related to our financial position and need for additional capital

We have limited liquidity.

As of September 30, 2018, our cash and cash equivalents balance was $0.1 million, which we believe will not be sufficient to fund our anticipated level of operations for at least the next 12 months, and our working capital deficit was $14.5 million. Our cash used in operations was $11.6 million and $12.3 million for the fiscal years ended December 31, 2017 and 2016, respectively and $8.3 million for the nine months ended September 30, 2018.

We have financed our operations to date through private placements and public offerings of common and preferred stock and convertible debt securities and borrowings under secured loans. Our revenue to date has been immaterial and consisted of royalties on licensed patents and sales of Ceplene used in clinical trials.

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

Since our inception in July 2010, we have incurred significant losses and expect to continue to operate at a net loss in the foreseeable future. Our net loss was $13.2 million and $14.7 million for nine months ended September 30, 2018 and 2017, and our accumulated deficit as of September 30, 2018 was $126.8 million. Our cash used in operations was $8.3 million and $5.2 million for the nine months ended September 30, 2018 and 2017, respectively. We have devoted substantially all of our financial resources and efforts on the development of bertilimumab, our phase 2 drug candidate for the treatment of inflammatory diseases, and our other drug candidates. We are still in the early stages of development of our product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue the research and development of our product candidates.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of September 30, 2018, we had $0.1 million in cash and cash equivalents. We intend to finance our need for working capital from additional equity or debt financing, the sale of its Ceplene assets and a collaboration or other agreement with respect to bertilimumab. We cannot assure you that we will be able to obtain sufficient funding to continue our operations. Any financing, sale of assets or collaboration agreement may be on terms that are not favorable to us and may not be available on any terms. If we fail to raise additional capital or obtain substantial cash inflows from potential partners within the next six months, we may be forced to curtail or cease operations.

To become and remain profitable, we must, either alone or with partners, succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval, and establishing and managing our collaborations at various stages of each candidate’s development. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Other than Ceplene, none of the Company’s drug candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establish the safety and efficacy of the Company’s drug candidates. Furthermore, the Company’s strategy includes entering into collaborations with third parties to participate in the development and commercialization of its products. In the event that third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under the Company’s control. The Company cannot forecast with any degree of certainty which of its drug candidates will be subject to future collaborations or how such arrangements would affect its development plan or capital requirements.

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

The report of the Independent Registered Public Accounting Firm on our financial statements for the year ended December 31, 2017 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

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

Under an asset purchase agreement between Immune and Meda Pharma SARL (“Meda”), we were obligated to make a payment to Meda of $1,500,000 (the “First Initial Consideration”) no later than December 15, 2017.  Under that agreement, we had a 30-day grace period to make the payment or work out a payment plan with Meda. On January 31, 2018, Meda delivered to us a default notice under the asset purchase agreement, demanding payment of the First Initial Consideration no later than February 15, 2018. We have yet to make this payment. Accordingly, Meda could terminate the asset purchase agreement, and cause the loss by us of certain Ceplene-related assets without consideration to us and cancel our further obligations under the agreement. If such action were to occur, we would need to either work out a license with Meda or renegotiate terms of a purchase of the European Ceplene rights from Meda.  There can be no guarantee that we would be able to work out such a deal.  Loss of the Ceplene related assets would materially impair our ability to execute our business plan with respect to our oncology related assets and have a negative effect on our financial condition.

Our level of indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under such indebtedness.

As of September 30, 2018, we had approximately $8.3 million of indebtedness, net of debt discount and issuance costs, outstanding. This level of debt could have significant consequences on our future operations, including:

•	increasing our vulnerability to adverse economic and industry conditions;
•	making it more difficult for us to meet our payment and other obligations under our existing indebtedness;
•	making it more difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
•	requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;
•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital than we have; and
•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our convertible notes.

Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the convertible notes and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our existing indebtedness.

Servicing our indebtedness requires a significant amount of cash or common stock, and we may not have sufficient cash flow from our business to service our debt.

We will be required to pay accrued interest on our indebtedness in cash or, in certain circumstances, shares of our common stock. Our ability to make scheduled payments of interest depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt in cash and make necessary capital expenditures.

If we are unable to generate sufficient cash flow to satisfy payment obligations under our existing indebtedness, we may be required to adopt one or more alternatives, such as selling assets or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We are subject to a number of restrictive covenants, which may restrict our business and financing activities. Such restrictions may affect, and in many respects limit or prohibit, among other things, our ability to:

•	incur additional indebtedness for borrowed money (except permitted indebtedness);
•	grant liens (except permitted liens);
•	repurchase shares of common stock or common stock equivalents (subject to certain limited exceptions);
•	repay or repurchase outstanding indebtedness (subject to certain limited exceptions);
•	pay cash dividends or distributions on our equity securities; or
•	enter into certain related party transactions.

These restrictions may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. If we are unable to service our indebtedness, we may be required to restructure or refinance all or part of our existing debt, sell assets, reduce capital expenditures, borrow more money or raise equity, some or all of which may not be available to us on terms acceptable to us, if at all, or such alternative strategies may yield insufficient funds to make required payments on our indebtedness. In addition, our ability to comply with the restrictive covenants in our indebtedness could be affected by our future performance and events or circumstances beyond our control. Failure to comply with these covenants would result in an event of default under such indebtedness, the potential acceleration of our obligation to repay outstanding debt and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements. Any of the above risks could materially adversely affect our business, financial condition, cash flows and results of operations.

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

Our product candidates and the activities associated with their development, applications for regulatory approval, and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, by the EMA in the European Union and similar regulatory authorities outside the United States and the European Union. Failure to obtain approval of clinical trial applications may delay or prevent us from developing our drugs in one or more jurisdictions. Similarly, failure to obtain marketing approval for a product candidate (NDA, BLA, or MAA) will prevent us from commercializing that product candidate. While our executives have experience with the IND, NDA, BLA, CTA and MAA processes, we expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing development and later marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. For example, new drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates with such an indication receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and uncertain and may ultimately fail or take many years to achieve . If additional clinical trials are required for certain jurisdictions, these trials can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved, and may ultimately be unsuccessful. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application, may cause delays in the review and approval of an application. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and product candidates. In addition, President Trump has indicated that reducing the price of prescription drugs sold in the United States will be a priority of his administration and has recently proposed plans to implement this priority. The implementation of any price controls or caps on prescription drugs, whether at the federal, state level or via other relevant agencies, could adversely affect our business, operating results and financial condition.

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

There is no guarantee that we will maintain Fast Track designation for bertilimumab.

In September 2018, bertilimumab received Fast Track Designation from the FDA for the treatment of BP. The FDA may rescind Fast Track designation at any time if a product no longer meets the qualifying criteria. There is no guarantee that bertilimumab will continue to meet the Fast Track qualifying criteria.

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

If we are not able to manage the clinical trial process successfully, our business plans could be delayed or be rendered unfeasible for us to execute within our planned or required time frames, or at all.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by regulatory authorities, our regulatory approvals will be limited to those indications that are specifically submitted to the regulatory agency for review. These “off-label” uses are common across medical specialties and may constitute the best treatment for many patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow regulatory rules and guidelines relating to promotion and advertising may cause the regulatory agency to delay its approval or refuse to approve a product, the suspension or withdrawal of an approved product from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecutions and penalties, any of which could harm our business.

If we market any approved products in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

The FDA enforces laws and regulations that require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. Similarly, industry codes in the EU and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, the U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the U.S. Anti-Kickback Statute and the U.S. False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include substantial civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, substantial criminal fines and imprisonment.

Our lead product candidate, bertilimumab, is a biologic and may face biosimilar competition.

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

As of September 30, 2018, there were 44,964,491 shares of common stock outstanding, with up to 58,051,054 shares of common stock issuable upon conversion of outstanding convertible preferred stock and accreted dividends; 17,641,180 shares of common stock issuable upon exercise of outstanding warrants issued in connection with the convertible preferred stock; 10,382,865 shares potentially issuable upon conversion of May 2018 convertible notes (assuming $0.375 price); 5,498,491 shares of common stock issuable upon exercise of other outstanding warrants; and 479,663 shares of common stock issuable upon exercise of outstanding options. In addition, we may issue additional common stock and warrants from time to time to finance our operations, to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2015 Plan. The issuance of additional shares of common stock, convertible securities or warrants to purchase common stock, the perception that such issuances may occur, or exercise of outstanding warrants, convertible securities or options will have a dilutive impact on other shareholders and could have a material negative effect on the market price of our common stock.

We do not have sufficient shares of common stock authorized to satisfy our obligations under certain of our outstanding securities and the failure to have sufficient shares of common stock authorized for issuance could have a material adverse effect on our company.

We are currently authorized to issue 225,000,000 shares of common stock under our Third Amended and Restated Certificate of Incorporation, as amended. As of November 5, 2018, 49,313,329 shares of common stock were issued and outstanding, 657,146 were reserved for issuance under our existing stock option and equity incentive compensation plans, and the remaining shares were reserved for issuance upon the conversion or exercise of our outstanding convertible securities and warrants. However, as of November 5, 2018, we were required to have a total of 521,644,702 shares of common stock reserved for issuance upon the conversion of the Series E Stock, the exercise of the Series E Warrants, the conversion of outstanding Debentures and the exercise of October Debenture Warrants (all hereafter defined). Accordingly, we do not currently have sufficient authorized shares of common stock available to meet our contractual obligations under these instruments.

On October 23, 2017, the Company consummated a public offering of 18,000 shares of Series E Convertible Preferred Stock (the “Series E Stock”) and warrants to purchase 17,676,000 shares of Common Stock (the “Series E Warrants”). As of November 5, 2018, 3,489 shares of Series E Stock were outstanding and convertible into 69,651,017 shares of Common Stock.

On May 14, 2018, we consummated a private placement of Convertible Debentures (the “May Debentures”). The May Debentures are convertible into shares of common stock at a conversion price of $0.375 per share, subject to certain adjustments.  As of the record date we had outstanding $3.9 million under the May Debentures convertible into an aggregate of 10,382,865 shares.

On October 9, 2018, we consummated a private placement of $5.5 million in principal amount of the Company’s Senior Secured Redeemable Convertible Debentures (the “October Debentures” and, together with the May Debentures, the “Debentures”). The October Debentures are convertible into shares of common stock at a conversion price of $0.075 per share, subject to certain adjustments, at the option of the holder thereof or, in certain circumstances, at our option. As of November 5, 2018, 73,333,333 shares of common stock are issuable upon the conversion of the outstanding October Debentures. We also issued warrants (the “October Debenture Warrants”) to purchase up to 50 million shares of common stock. As of November 5, 2018, all of the October Debenture Warrants are currently outstanding. Upon the increase of the our authorized common stock, under the terms of the October Debentures, we are required to reserve for issuance 366,666,667 additional shares of common stock.

Our obligations under the October Debentures are secured by a first priority security interests in all of our assets, other than Ceplene. If we are not able to increase our authorized common stock, we will be in default of our obligations under the October Debentures. Upon an event of default, among other things, the holders of the October Debentures could accelerate our obligation to repay the October Debentures, the holders of the October Debentures could exercise their remedies under the October Debentures, including taking ownership of the collateral. In addition, under the terms of the Series E Stock, the Series E Warrants and the October Debenture Warrants, if a holder is unable to receive shares of common stock upon the conversion or exercise of such securities, as applicable, we would be liable for certain damages under the terms of such securities. Accordingly, the failure to have sufficient shares of common stock authorized for issuance would have a material adverse effect on our company.

In addition, if we do not have sufficient available shares of common stock for issuance, we will not be able to fund our capital needs through the issuance of common stock or securities convertible, exchangeable or otherwise giving the holder the right to acquire shares of common stock. As a result, we may not be able to obtain funding necessary for our continued operations on acceptable terms, or at all. In the event that we are not able to fund our ongoing need for capital, we would not be able to continue our development work and would be required to liquidate our assets or seek bankruptcy protection.

If there is no active, liquid and orderly trading market for our common stock, which may make it difficult to for you to sell shares of our common stock purchased in this offering.

Our common stock is quoted on the OTC Markets Group Inc. OTCQB Venture Market. There is no assurance that an active, liquid and orderly trading market will be sustained. As a result, your ability to sell shares of our common stock purchased in this offering may be limited. Investors may be unable to resell shares of our common stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to raise capital necessary to fund our operations.

Our common stock may be subject to the “penny stock” rules of the SEC, and the trading market in our common stock is limited, which makes transactions cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks in accordance with the provisions of Rule 15g-9; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased, provided that any such purchase shall not be effected less than two business days after the broker or dealer sends such written agreement to the investor.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information, investment experience and investment objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) in highlight form, confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information regarding the limited market in penny stocks. As a result, it may be more difficult to execute trades of our common stock which may have an adverse effect on the liquidity of our common stock.

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

We have never declared or paid cash dividends on our common stock. Currently, we intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of certain of our outstanding securities prohibit us from paying dividends on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNE PHARMACEUTICALS INC.

By:	/s/ Tony Fiorino
Anthony Fiorino, M.D. Ph.D.
President and Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
November 14, 2018

By:	/s/ John P. Clark
John P. Clark
Controller (Principal Accounting Officer)
November 14, 2018

